Form 10-Q
period 1994-03-31
KANEB SERVICES INC
filed 1994-05-13
CIK 54441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____ TO ____

   FOR THE QUARTERLY PERIOD                                   COMMISSION FILE
   ENDED MARCH 31, 1994                                       NUMBER 1-5083

                             KANEB  SERVICES,  INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                 75-1191271
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                            2400 LAKESIDE BOULEVARD
                            RICHARDSON, TEXAS  75082
         (Address of principal executive offices, including zip code)

                                 (214) 699-4000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           YES   X                                            NO
                ---                                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class of Common Stock                        Outstanding at
             ---------------------                          May 3, 1994
                 no par value                               -----------
                                                         32,373,345 shares


================================================================================

                             KANEB SERVICES, INC.
                                  FORM 10-Q
                         QUARTER ENDED MARCH 31, 1994


                                                                        Page No.
                                                                        --------
                             Part I.  Financial Information

Item 1.     Financial Information (Unaudited)

            Consolidated Statements of Income--Three
               Months Ended March 31, 1994 and 1993                         1

            Condensed Consolidated Balance Sheets
               March 31, 1994 and December 31, 1993                         2

            Condensed Consolidated Statements of Cash Flows--
               Three Months Ended March 31, 1994 and 1993                   3

            Notes to Consolidated Financial Statements                      4

Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          5

Signature                                                                   7

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                   -----------------------
                                                                                    1994            1993
                                                                                   -------        --------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $50,687         $41,285
                                                                                   -------         -------
Costs and expenses:
  Operating costs . . . . . . . . . . . . . . . . . . . . . . . . .                 39,581          33,771
  Depreciation and amortization . . . . . . . . . . . . . . . . . .                  3,047           2,461
  General and administrative expenses . . . . . . . . . . . . . . .                  1,055             987
                                                                                   -------         -------
     Total costs and expenses . . . . . . . . . . . . . . . . . . .                 43,683          37,219
                                                                                   -------         -------
Operating income  . . . . . . . . . . . . . . . . . . . . . . . . .                  7,004           4,066
Interest income and other income (expense)  . . . . . . . . . . . .                     39              (2)
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . .                 (3,312)         (3,462)
Amortization of excess of cost over fair value of
  net assets of acquired business . . . . . . . . . . . . . . . . .                   (462)           (461)
                                                                                   -------         -------

Income from continuing operations
  before minority interest and income tax expense . . . . . . . . .                  3,269             141
Minority interest in net income . . . . . . . . . . . . . . . . . .                 (3,121)         (1,951)
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . .                   (547)           (257)
                                                                                   -------         -------

Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (399)         (2,067)

Dividends applicable to preferred stock . . . . . . . . . . . . . .                    354             373
                                                                                   -------         -------

Net loss applicable to common stock . . . . . . . . . . . . . . . .                $  (753)        $(2,440)
                                                                                   =======         =======

Loss per common share . . . . . . . . . . . . . . . . . . . . . . .                $  (.02)        $  (.08)
                                                                                   =======         =======

Weighted average number of common
     shares outstanding . . . . . . . . . . . . . . . . . . . . . .                 32,322          31,777
                                                                                   =======         =======





                See Notes to Consolidated Financial Statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                               March 31,         December 31,
                                                                                 1994              1993
                                                                              ----------          ----------
                                         ASSETS
Current assets:
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . .      $  16,615           $  24,327
   Accounts receivable, trade . . . . . . . . . . . . . . . . . . . . . .         28,968              27,300
   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,514               6,189
   Prepaid expenses and other current assets  . . . . . . . . . . . . . .          4,445               3,209
                                                                               ---------           ---------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . .         56,542              61,025
                                                                               ---------           ---------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .        238,128             234,368
Less accumulated depreciation and amortization  . . . . . . . . . . . . .         83,705              81,085
                                                                               ---------           ---------
   Net property and equipment . . . . . . . . . . . . . . . . . . . . . .        154,423             153,283
                                                                               ---------           ---------
Excess of cost over fair value of net assets
    of acquired business  . . . . . . . . . . . . . . . . . . . . . . . .         68,260              68,722
                                                                               ---------           ---------
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,034               4,442
                                                                               ---------           ---------
                                                                               $ 284,259           $ 287,472
                                                                               =========           =========

                              LIABILITIES AND EQUITY
Current liabilities:
   Current portion of long-term debt  . . . . . . . . . . . . . . . . . .         16,399              12,461
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,292              10,414
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         21,376              18,313
   Accrued distribution payable . . . . . . . . . . . . . . . . . . . . .          3,980               3,995
                                                                               ---------           ---------
       Total current liabilities  . . . . . . . . . . . . . . . . . . . .         51,047              45,183
                                                                               ---------           ---------

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .        144,264             152,678
                                                                               ---------           ---------
Net liabilities of discontinued operations  . . . . . . . . . . . . . . .          5,055               4,606
                                                                               ---------           ---------
Deferred income taxes and other liabilities . . . . . . . . . . . . . . .          5,025               4,939
                                                                               ---------           ---------
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .         64,365              65,205
                                                                               ---------           ---------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, without par value . . . . . . . . . . . . . . . . . .         13,452              13,707
   Common stock, without par value  . . . . . . . . . . . . . . . . . . .          4,223               4,222
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .        201,711             201,976
   Accumulated deficit  . . . . . . . . . . . . . . . . . . . . . . . . .       (177,071)           (176,318)
   Treasury stock, at cost  . . . . . . . . . . . . . . . . . . . . . . .        (28,255)            (28,755)
   Cumulative foreign currency translation adjustment . . . . . . . . . .            443                  29
                                                                               ---------           ---------
     Total shareholders' equity . . . . . . . . . . . . . . . . . . . . .         14,503              14,861
                                                                               ---------           ---------
                                                                               $ 284,259           $ 287,472
                                                                               =========           =========




                See Notes to Consolidated Financial Statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              1994            1993
                                                                            --------       ---------
OPERATING ACTIVITIES:
  Net loss  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   (399)     $ (2,067)
   Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . .        3,047         2,461
     Minority interest in net income  . . . . . . . . . . . . . . . . .        3,121         1,951
     Amortization of excess of cost over fair value of net assets
        acquired  . . . . . . . . . . . . . . . . . . . . . . . . . . .          462           461
     Deferred taxes . . . . . . . . . . . . . . . . . . . . . . . . . .          244           146
     Changes in current assets and liabilities  . . . . . . . . . . . .       (1,541)        4,292
                                                                            --------      --------
        Net cash provided by operating activities   . . . . . . . . . .        4,934         7,244
                                                                            --------      --------

INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .       (4,450)       (2,036)
  Acquisition of ST   . . . . . . . . . . . . . . . . . . . . . . . . .           -        (62,500)
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          152          (664)
                                                                            --------      --------
     Net cash used in investing activities  . . . . . . . . . . . . . .       (4,298)      (65,200)
                                                                            --------      --------

FINANCING ACTIVITIES:
  Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . .        1,000        63,100
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . .       (5,660)       (3,209)
  Preferred stock dividends paid  . . . . . . . . . . . . . . . . . . .         (116)         (132)
  Minority interest distributions   . . . . . . . . . . . . . . . . . .       (4,021)       (2,814)
                                                                            --------      --------
        Net cash provided by (used in) financing activities   . . . . .       (8,797)       56,945
                                                                            --------      --------

CASH PROVIDED BY DISCONTINUED OPERATIONS  . . . . . . . . . . . . . . .          449         1,738
                                                                            --------      --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . .       (7,712)          727
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . .       24,327        10,596
                                                                            --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . .     $ 16,615      $ 11,323
                                                                            ========      ========

SUPPLEMENTAL INFORMATION ON CASH PAID DURING THE PERIOD FOR:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  2,577      $  2,818
                                                                            ========      ========
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    354      $     -
                                                                            ========      ========





                See Notes to Consolidated Financial Statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Kaneb Services, Inc., and its subsidiaries (the "Company") for the periods ended March 31, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1993. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its consolidated subsidiaries at March 31, 1994 and December 31, 1993 and the results of their operations and cash flows for the periods ended March 31, 1994 and 1993. Operating results for the three month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

2.  CHANGE IN PRESENTATION

    Certain financial statement items for 1993 have been restated to conform with the 1994 presentation.

3.  COMMITMENTS AND CONTINGENCIES

    In December 1987, a lawsuit was filed against the Company by Kanland Associates in the 240th District Court of Fort Bend County, Texas.
    Kanland, a Texas limited partnership, alleges that in January, 1987, the Company materially breached agreements with it, and as a consequence thereof Kanland defaulted on its obligations under a mortgage agreement relating to the Company's office building in Sugar Land, Texas, and on November 3, 1987, a foreclosure sale of the property was held, causing Kanland to suffer damages of an undetermined value. In February 1989, Kanland amended its petition against the Company to add a Company subsidiary, to expand its causes of action and to quantify its alleged damages at $20 million. In January 1994, Kanland again amended its petition to add two more causes of action and to requantify its alleged damages at more than $38 million plus pre- judgment interest, legal fees, court costs and punitive damages. On January 20, 1994, the court partially granted the Company's motion for summary judgment, dismissing three of Kanland's four original causes of action. A summary judgment hearing for the two causes of action added in January 1994 was heard on April 21, 1994. The court granted the Company's motion for summary judgement by dismissing both of Kanland's two additional causes of action. The Kanland suit is currently set for trial commencing on May 24, 1994. Also, in November 1989, Panance Property Corporation, an affiliate of Kanland's general partner, filed suit in a Harris County, Texas, district court against the Company and a subsidiary seeking damages for nonpayment by Kanland of a deferred fee note as a result of defendants' alleged breach of their agreements with Kanland. This case has been stayed pending the outcome of the Kanland suit. The Company continues to deny liability in the remaining claims under the Kanland case as well as the Panance suit and intends to vigorously defend these actions.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. and notes thereto included elsewhere in this report.


ANALYSIS OF SEGMENT OPERATIONS:

INDUSTRIAL SERVICES

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                 1994                   1993
                                                                                ------                 ------
                                                                                       (In millions)
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 28.9                 $ 26.3
                                                                                ======                 ======
Operating income (loss):
   United States  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   .9                 $   .3
   United Kingdom . . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                    (.2)
   Germany  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (.6)                    .4
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           .2                    (.2)
                                                                                ------                 ------
                                                                                $   .5                 $   .3
                                                                                ======                 ======
Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .       $   .6                 $   .1
                                                                                ======                 ======



   This segment provides specialized industrial services to plants primarily in the process and power industry. The US and UK operations reported improvement in 1994 over the comparable period in 1993. Although the privatization projects in eastern Germany have provided profits over the past two years, there has been a substantial decline in the amount of work being performed at these locations. The Company believes that this decline is the result of high unemployment and over capacity in the power industry in the eastern part of Germany. The Company expects this segment to continue to improve, but the improvement will not be significant until these German projects have returned to profitability.

   The $.2 million other operating loss in 1993 includes the operations in France and Spain. The operation in Spain was closed in the summer of 1993 and the French operation was at breakeven for the first quarter of 1994 as compared to a $.2 million operating loss in the first quarter of 1993.

PIPELINE AND TERMINALING SERVICES


                                                                          Three Months Ended
                                                                               March 31,
                                                             ----------------------------------------------
                                                              1994               1993                 1993
                                                             ------             ------               ------
                                                                              (Pro forma)         (Historical)
   Revenues . . . . . . . . . . . . . . . . . . . . .        $ 18.4             $ 16.9               $ 12.1
                                                             ======             ======               ======
   Operating income . . . . . . . . . . . . . . . . .        $  7.2             $  6.0                  4.8
                                                             ======             ======              =======
   Capital expenditures . . . . . . . . . . . . . . .        $  3.9             $  2.2                  1.9
                                                             ======             ======              =======

   This segment provides transportation services of refined petroleum products through its pipeline system that extends from Kansas to North Dakota. Additionally, this segment provides terminaling services for petroleum products and specialty liquids at its 21 terminals. The terminaling operation was acquired effective March 1, 1993.

   The increase in the first quarter over the 1993 pro forma results in both revenues and operating income is due to a 8% increase in long-haul barrels delivered on the pipeline system and a increase of 8% of the average rate per barrel stored at the terminaling operation.

OTHER OPERATIONS

   The Company recorded operating income of $.3 million in the first three months of 1994 compared to breakeven for the same period in 1993 related to subsidiaries that provide information services to financial and retail customers. The increase in minority interest expense in 1994 as compared to 1993 is attributable to the 2.25 million senior preference units that were issued in April 1993 by the Partnership.

FINANCIAL CONDITION

   Cash and cash equivalents was $16.6 million at March 31, 1994, a decrease of $7.7 million from $24.3 million at December 31, 1993. Net cash provided by operations of $4.9 million was offset by $4.4 million of capital expenditures and net payments on long- term debt of $4.6 millon and distributions to minority interest owners of KPP of $4.0 million. The increase of $1.2 million in minority interest distributions from the first quarter of 1993 represents the fourth quarter 1993 distribution on the 2.25 million partnership units that were issued by the Partnership in April, 1993.

   The Partnership reclassified $10 million of its term loan to current at March 31, 1994. The Partnership is currently evaluating alternative methods of refinancing this obligation and expects to have the refinancing completed prior to December 31, 1994.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                          KANEB SERVICES, INC.
                                           (Registrant)



Date:  May 13, 1994                        /s/ Tony M. Regan
                                           Tony M. Regan
                                           Controller