Form 10-Q
period 1994-06-30
KANEB SERVICES INC
filed 1994-08-15
CIK 54441

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

      FOR THE QUARTERLY PERIOD                                   COMMISSION FILE
       ENDED JUNE 30, 1994                                       NUMBER 1-5083

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

          YES   X                                            NO ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
 Class of Common Stock                                 August 4, 1994
 ---------------------                                 --------------
   no par value                                        32,768,979 shares

                              KANEB SERVICES, INC.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1994


                                                                                   Page No.
                                                                                   --------

                           Part I.  Financial Information

 Item 1.      Financial Information (Unaudited)

              Consolidated Statements of Income--Three and Six
                 Months Ended June 30, 1994 and 1993                                 1

              Consolidated Condensed Balance Sheets
                 June 30, 1994 and December 31, 1993                                 2

              Consolidated Statements of Cash Flows--Six Months
                 Ended June 30, 1994 and 1993                                        3

              Notes to Consolidated Financial Statements                             4

 Item 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 5


                           Part  II.   Other Information

 Item 1.      Legal Proceedings                                                      7

 Item 4.      Submission of Matters to a Vote of Security Holders                    7

 Signature                                                                           8

                      KANEB SERVICES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                        -------------------------         ------------------------
                                                          1994             1993             1994            1993
                                                        --------          -------         --------        --------
 Revenues . . . . . . . . . . . . . . . . . . . . .     $ 51,540          $52,375         $ 102,227       $ 93,660
                                                        --------          -------         ---------       --------
 Costs and expenses:
    Operating costs . . . . . . . . . . . . . . . .       38,852           40,047            78,433         73,818
    Depreciation and amortization . . . . . . . . .        3,279            3,200             6,326          5,661
    General and administrative  . . . . . . . . . .        1,017              984             2,072          1,971
                                                        --------          -------         ---------       --------
      Total costs and expenses  . . . . . . . . . .       43,148           44,231            86,831         81,450
                                                        --------          -------         ---------       --------
 Operating income . . . . . . . . . . . . . . . . .        8,392            8,144            15,396         12,210
 Interest income and other income . . . . . . . . .          140               68               179             66
 Interest expense . . . . . . . . . . . . . . . . .       (3,291)          (3,552)           (6,603)        (7,014)
 Amortization of excess of cost over fair value
   of net assets of acquired business . . . . . . .         (462)            (461)             (924)          (922)
                                                        --------          -------         ---------       --------
 Income before minority interest, income taxes
    and gain on issuance of units by partnership. .        4,779            4,199             8,048          4,340
 Minority interest in net income  . . . . . . . . .       (3,120)          (2,797)           (6,241)        (4,748)
 Income tax expense . . . . . . . . . . . . . . . .         (568)            (434)           (1,115)          (691)
 Gain on issuance of units by partnership . . . . .         -              15,122               -           15,122
                                                        --------          -------         ---------       --------

 Net income  . . . . . . . . . . . . . . . . . . . .       1,091           16,090               692         14,023

 Dividends applicable to preferred stock . . . . . .         368              371               722            744
                                                        --------          -------         ---------       --------
 Net income (loss) applicable to common stock  . . .    $    723          $15,719         $     (30)      $ 13,279
                                                        ========          =======         =========       ========

 Income per common share . . . . . . . . . . . . . .    $    .02          $   .49         $     -         $    .42
                                                        ========          =======         =========       ========

 Weighted average number of common shares
    outstanding  . . . . . . . . . . . . . . . . . .      32,713           31,810            32,457         31,794
                                                        ========          =======         =========       ========

          See accompanying notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)
                                 (UNAUDITED)


                                                                                    June 30,             December 31,
                                   ASSETS                                            1994                   1993
                                                                                   ---------             ------------
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . .          $ 12,508               $  24,327
  Accounts receivable, trade  . . . . . . . . . . . . . . . . . . . . . .            30,788                  27,300
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,830                   6,189
  Prepaid expenses and other current assets   . . . . . . . . . . . . . .             4,316                   3,209
                                                                                   --------               ---------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . .            53,442                  61,025
                                                                                   --------               ---------

Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . .           249,183                 234,368
  Less accumulated depreciation and amortization  . . . . . . . . . . . .            86,545                  81,085
                                                                                   --------               ---------
    Net property and equipment  . . . . . . . . . . . . . . . . . . . . .           162,638                 153,283
                                                                                   --------               ---------
Excess of cost over fair value of net assets of acquired business . . . .            67,799                  68,722
                                                                                   --------               ---------
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,166                   4,442
                                                                                   --------               ---------
                                                                                   $289,045               $ 287,472
                                                                                   ========               =========

                           LIABILITIES AND EQUITY
Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . .          $ 31,759               $  12,461
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .            11,321                  10,414
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,008                  18,313
  Accrued distribution payable  . . . . . . . . . . . . . . . . . . . . .             3,980                   3,995
                                                                                   --------               ---------
     Total current liabilities  . . . . . . . . . . . . . . . . . . . . .            69,068                  45,183
                                                                                   --------               ---------

Long-term debt, less current portion  . . . . . . . . . . . . . . . . . .           130,278                 152,678
                                                                                   --------               ---------
Net liabilities of discontinued operations  . . . . . . . . . . . . . . .             4,863                   4,606
                                                                                   --------               ---------
Deferred income taxes and other liabilities . . . . . . . . . . . . . . .             5,218                   4,939
                                                                                   --------               ---------
Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 63,593               $  65,205
                                                                                   --------               ---------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, without par value  . . . . . . . . . . . . . . . . . .            13,686                  13,707
  Common stock, without par value   . . . . . . . . . . . . . . . . . . .             4,224                   4,222
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .           201,545                 201,976
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . .          (176,348)               (176,318)
  Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . .           (27,727)                (28,755)
  Cumulative foreign currency translation adjustment  . . . . . . . . . .               645                      29
                                                                                   --------               ---------
     Total stockholders' equity   . . . . . . . . . . . . . . . . . . . .            16,025                  14,861
                                                                                   --------               ---------
                                                                                   $289,045               $ 287,472
                                                                                   ========               =========

          See accompanying notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                             1994              1993
                                                                                           -------            -------
 OPERATING ACTIVITIES:
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    692           $ 14,023
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization   . . . . . . . . . . . . . . . . . . . . . . . . .        6,326              5,661
     Minority interest in net income   . . . . . . . . . . . . . . . . . . . . . . . .        6,241              4,748
     Gain on issuance of units by partnership  . . . . . . . . . . . . . . . . . . . .          -              (15,122)
     Amortization of excess of cost over fair value of net assets of acquired
       business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          924                922
     Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          446                -
     Changes in current assets and liabilities   . . . . . . . . . . . . . . . . . . .          351              6,700
                                                                                           --------           --------
       Net cash provided by operating activities   . . . . . . . . . . . . . . . . . .       14,980             16,932
                                                                                           --------           --------
 INVESTING ACTIVITIES:
   Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (15,267)            (4,276)
   Acquisition of ST   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -              (62,500)
   Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          639               (125)
                                                                                           --------           --------
       Net cash used in investing activities   . . . . . . . . . . . . . . . . . . . .      (14,628)           (66,901)
                                                                                           --------           --------
 FINANCING ACTIVITIES:
   Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,428             63,100
   Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (11,092)           (55,152)
   Preferred stock dividends paid  . . . . . . . . . . . . . . . . . . . . . . . . . .         (722)              (736)
   Minority interest distributions   . . . . . . . . . . . . . . . . . . . . . . . . .       (8,042)            (5,598)
   Proceeds from sale of units by partnership  . . . . . . . . . . . . . . . . . . . .          -               53,206
                                                                                           --------           --------
       Net cash provided by (used in) financing activities   . . . . . . . . . . . . .      (12,428)            54,820
                                                                                           --------           --------

 Cash provided by (used in) discontinued operations  . . . . . . . . . . . . . . . . .          257             (1,541)
                                                                                           --------           --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . .      (11,819)             3,310
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . .       24,327             10,596
                                                                                           --------           --------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . . . .     $ 12,508           $ 13,906
                                                                                           ========           ========

 SUPPLEMENTAL INFORMATION ON CASH PAID DURING THE PERIOD FOR:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  4,469           $  4,876
                                                                                           ========           ========
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    875           $    221
                                                                                           ========           ========

          See accompanying notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements of Kaneb Services, Inc., and its subsidiaries (the "Company") for the periods ended June 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1993. Gains and losses resulting from foreign currency translations are accumulated as a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in the statements of income. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its consolidated subsidiaries at June 30, 1994 and December 31, 1993 and the results of their operations and cash flows for the periods ended June 30, 1994 and 1993. Operating results for the three and six month periods ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

2.       CHANGE IN PRESENTATION

         Certain financial statement items for 1993 have been restated to conform with the 1994 presentation.



3.       COMMITMENTS AND CONTINGENCIES

         On April 21, 1994, summary judgment was granted in favor of the Company in connection with two recently added causes of action in its litigation with Kanland Associates in the 240th District Court of Fort Bend County, Texas, and on May 20, 1994, the sole remaining cause of action was likewise dismissed. The parties have agreed to suspend further litigation in this case pending efforts to enter into a negotiated settlement. Management believes, based on the advice of counsel, that the ultimate resolution of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. and notes thereto included elsewhere in this report.

ANALYSIS OF SEGMENT OPERATIONS:

INDUSTRIAL SERVICES

                                Three Months Ended June 30,     Six Months Ended June 30,
                                ---------------------------     -------------------------
                                 1994               1993         1994               1993
                                 ----               ----         ----               -----
                                                       (In millions)
 Revenues:
     United States . . . . . .   $ 8.6              $ 8.9        $18.7              $17.4
     United Kingdom  . . . . .     9.6                8.0         17.7               14.1
     Germany                       8.4               10.6         15.8               19.1
     Other         . . . . . .     3.3                3.2          6.6                6.4
                                 -----              -----        -----              -----
                                 $29.9              $30.7        $58.8              $57.0
                                 =====              =====        =====              =====

 Operating income (loss):
     United States   . . . . .   $  .6              $  .6        $ 1.5              $  .9
     United Kingdom  . . . . .     1.0                 .2          1.0                -
     Germany   . . . . . . . .     (.8)                .8         (1.4)               1.2
     Other   . . . . . . . . .      .2                (.1)          .4                (.3)
                                 -----              -----        -----              -----
                                 $ 1.0              $ 1.5        $ 1.5              $ 1.8
                                 =====              =====        =====              =====

 Capital expenditures  . . . .   $  .6              $  .7        $ 1.2              $  .7
                                 =====              =====        =====              =====

This segment provides specialized industrial services to plants primarily in the process and power industry. The improvements made in the United Kingdom operations for the quarter ended June 30, 1994 and in both the United Kingdom and United States operations for the six month period were more than offset by the adverse effects of the continued deterioration in Germany. Although the privatization projects in eastern Germany provided substantial profits over the past two years, there has been a significant decline in the amount of work being provided at these locations as a result of over capacity in the power industry and a weakened economy in Germany. The Company expects continued improvements in the United States and United Kingdom operations. The
Company has initiated action plans and made appropriate adjustments to the greatest extent possible to the parts of the German operations that have been adversely affected by the current business environment, however, the Company does not anticipate the German operation to return to profitability until 1995.

PIPELINE AND TERMINALING SERVICES

                                Three Months Ended June 30,                  Six Months Ended June 30,
                                ---------------------------          ---------------------------------------
                                 1994               1993             1994              1993             1993
                                 ----               ----             ----              ----             ----
                                                        (in millions)              (Pro forma)      (Historical)
 Revenues . . . . . . . . . .    $18.8             $ 18.1            $37.2             $  35.0          $30.2
                                 =====             ======            =====             =======          =====
 Operating income . . . . . .    $ 8.1             $  7.5            $15.3             $  13.5          $12.3
                                 =====             ======            =====             =======          =====
 Capital expenditures . . . .    $10.0             $   .9            $13.9             $   3.1          $ 3.1
                                 =====             ======            =====             =======          =====

This segment provides transportation services of refined petroleum products through its pipeline system that extends from Kansas to North Dakota. Additionally, this segment provides terminaling services for petroleum products and specialty liquids at its 21 terminals. The terminaling operation was acquired effective March 1, 1993.

The increases in revenues and operating income are due to the implementation of a 5.5% tariff increase on the pipeline effective April 1, 1994, an increase in long-haul shipments on the pipeline, and an increase in the average monthly revenue per barrel stored in the terminaling operation. There was a $1.5 million increase in minority interest expense in 1994 over 1993 due to the distributions accrued for the full six month period in 1994 compared with the two month period in 1993 relating to the 2.25 million senior preference units that were issued by KPP in April 1993.

FINANCIAL CONDITION

Cash and cash equivalents decreased by $11.8 million to $12.5 million at June 30, 1994, primarily as a result of the terminal acquisitions by ST. Net cash provided by operations was $15.0 million for the six months ended June 30, 1994. Capital expenditures for the six month period totaled $15.3 million, including three terminal acquisitions at ST which amounted to $11.1 million. In July, the Company announced the acquisition of a fourth terminal located at Augusta, Georgia for $.6 million. KPP financed these acquisitions with existing cash and a $5.2 million draw on its line of credit. Additional information regarding the Company's cash flow is shown in the accompanying financial statements.

The current portion on long-term debt has increased by $19.3 million to $31.8 million at June 30, 1994, primarily due to a $10 million credit facility of the Company which is due in June 1995 and to reflect payments due on the KPP term loan over the next twelve months. Additionally, $43.2 million of the Company's subordinated debentures are due in November 1995. Both the Company and the Partnership are evaluating the payment and/or refinancing of these debt issues.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On April 21, 1994, summary judgment was granted in favor of the registrant in connection with two recently added causes of action in its litigation with Kanland Associates in the 240th District Court of Fort Bend County, Texas, and on May 20, 1994, the sole remaining cause of action was likewise dismissed. The parties have agreed to suspend further litigation in this case pending efforts to enter into a negotiated settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      Registrant held its annual meeting of stockholders on May 20, 1994.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act, there was no solicitation in opposition to the management's nominees listed in the proxy statement and all such nominees were elected.

(c) In addition to election of directors, shareholders also considered and voted to approve a new stock incentive plan. The following votes were cast:

Election of Directors

       Nominee                  For                  Against                 Abstain

Sangwoo Ahn                28,214,868               296,623
John Barnes                28,214,604               296,887
C.E. Bentley               28,213,925               297,566
Preston Peak               28,192,968               318,523
Ralph Rehm                 28,216,922               294,569
James Whatley              28,217,725               293,766

Adoption of the 1994 Stock Incentive Plan

                           25,766,808             2,497,051                 247,632

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                       KANEB SERVICES, INC.
                                       (Registrant)



Date:  August 12, 1994                 /s/ TONY M. REGAN
                                       Tony M. Regan
                                       Controller