Form 10-Q
period 1994-09-30
KANEB SERVICES INC
filed 1994-11-14
CIK 54441

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


 FOR THE QUARTERLY PERIOD                                   COMMISSION FILE
 ENDED SEPTEMBER 30, 1994                                   NUMBER 1-5083

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

                        YES   X                NO
                             ---                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                               Outstanding at
   ---------------------                              November 11, 1994
       no par value                                   -----------------
                                                      32,941,972 shares

================================================================================

                              KANEB SERVICES, INC.
                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1994


                                                                                              Page #
                                                                                              ------
                          Part I. Financial Information

Item 1.      Financial Information (Unaudited)

             Consolidated Statements of Income--Three and Nine
                Months Ended September 30, 1994 and 1993                                          1

             Consolidated Condensed Balance Sheets
                September 30, 1994 and December 31, 1993                                          2

             Consolidated Statements of Cash Flows--Nine Months
                Ended September 30, 1994 and 1993                                                 3

             Notes to Consolidated Financial Statements                                           4

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                               5


                          Part II. Other Information

Item 1.      Legal Proceedings                                                                    7


Item 6.      Exhibits

             (a)  Exhibits Index

                  Exhibit
                  -------

             27   Financial Data Schedule

Signature                                                                                         8

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              Three Months Ended               Nine Months Ended
                                                                 September 30,                    September 30,
                                                           ------------------------         ------------------------
                                                             1994            1993             1994             1993
                                                           -------          -------         --------         -------
 Revenues.........................................         $54,233          $51,527         $156,460         145,187
                                                           -------          -------         --------         -------
 Costs and expenses:
  Operating costs.................................          41,116           38,745          119,549         112,563
  Depreciation and amortization...................           3,026            3,156            9,352           8,817
  General and administrative......................             989              924            3,061           2,895
                                                           -------          -------            -----         -------
    Total costs and expenses......................          45,131           42,825          131,962         124,275
                                                           -------          -------          -------         -------
 Operating income.................................           9,102            8,702           24,498          20,912
 Interest income and other income (expense).......            (101)             (76)              78             (10)
 Interest expense.................................          (3,430)          (3,158)         (10,033)        (10,172)
 Amortization of excess of cost over fair value of
  net assets of acquired business.................            (462)            (462)          (1,386)         (1,384)
                                                           -------          -------           ------         -------
 Income before minority interest, income taxes
  and gain on issuance of units by partnership               5,109            5,006           13,157           9,346
 Minority interest in net income .................          (3,159)          (3,121)          (9,400)         (7,869)
 Income tax expense...............................            (720)            (701)          (1,835)         (1,392)
 Gain on issuance of units by partnership.........             -                -                -            15,122
                                                           -------          -------              ---         -------

 Net income.......................................           1,230            1,184            1,922          15,207

 Dividends applicable to preferred stock..........             380              359            1,102           1,103
                                                           -------          -------            -----         -------

 Net income applicable to common stock............         $   850          $   825             $820         $14,104
                                                           =======          =======             ====         =======

 Income per common share..........................         $   .03          $   .03             $.03         $   .44
                                                           =======          =======             ====         =======

 Weighted average number of common shares
  outstanding.....................................          32,747           31,855           32,555          31,815
                                                           =======          =======           ======         =======



          See accompanying notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                   September 30,        December 31,
                                                                                       1994                1993
                                                                                   -------------        ------------
                                    ASSETS

 Current assets:
    Cash and cash equivelents...........................................            $ 13,472              $ 24,327
    Accounts receivable, trade..........................................              31,597                27,300
    Inventories.........................................................               5,775                 6,189
    Prepaid expenses and other current assets...........................               6,631                 3,209
                                                                                    --------              --------
      Total current assets..............................................              57,475                61,025
                                                                                    --------              --------

 Property and equipment                                                              252,202               234,368
 Less accumulated depreciation and amortization.........................              89,272                81,085
                                                                                    --------              --------
    Net property and equipment..........................................             162,930               153,283
                                                                                    --------              --------
 Excess of cost over fair value of net assets of acquired business......              67,338                68,722
                                                                                    --------              --------
 Other assets...........................................................               4,953                 4,442
                                                                                    --------              --------
                                                                                     292,696               287,472
                                                                                    ========              ========

                            LIABILITIES AND EQUITY
 Current liabilities:
    Current portion of long-term debt...................................            $ 14,847              $ 12,461
    Accounts payable....................................................              11,608                10,414
    Accrued expenses....................................................              24,607                18,313
    Accrued distribution payable........................................               4,021                 3,995
                                                                                    --------              --------
      Total current liabilities.........................................              55,083                45,183
                                                                                    --------              --------

 Long-term debt, less current portion...................................             146,265               152,678
                                                                                    --------              --------
 Net liabilities of discontinued operations.............................               4,342                 4,606
                                                                                    --------              --------
 Deferred income taxes and other liabilities............................               5,730                 4,939
                                                                                    --------              --------
 Minority interest......................................................              62,633                65,205
                                                                                    --------              --------
 Commitments and contingencies
 Stockholders' equity:
    Preferred stock, without par value..................................              14,150                13,707
    Common stock, without par value.....................................               4,224                 4,222
    Additional paid-in capital..........................................             200,006               201,976
    Accumulated deficit.................................................            (175,498)             (176,318)
    Treasury stock, at cost.............................................             (25,254)              (28,755)
    Cumulative foreign currency translation adjustment..................               1,015                    29
                                                                                    --------              --------
      Total stockholders' equity........................................              18,643                14,861
                                                                                    --------              --------
                                                                                    $292,696              $287,472
                                                                                    ========              ========



          See accompanying notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                             1994               1993
                                                                           --------           --------
 OPERATING ACTIVITIES:
    Net income..........................................................   $  1,922           $ 15,207
     Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization......................................      9,352              8,817
     Minority interest in net income....................................      9,400              7,869
     Gain on issuance of units by partnership...........................        -              (15,122)
     Amortization of excess of cost over fair value of net assets
       of acquired business.............................................      1,386              1,384
     Deferred taxes.....................................................        623                -
     Changes in current assets and liabilities..........................        (37)             6,689
                                                                           --------           --------
       Net cash provided by operating activities........................     22,646             24,844
                                                                           --------           --------

 INVESTING ACTIVITIES:
   Capital expenditures.................................................    (18,342)            (6,867)
   Acquisition of ST....................................................        -              (62,677)
   Other................................................................      2,013             (1,720)
                                                                           --------           --------
     Net cash used in investing activities..............................    (16,329)           (71,264)
                                                                           --------           --------

 FINANCING ACTIVITIES:
   Issuance of long-term debt...........................................     14,253             65,101
   Payments on long-term debt...........................................    (18,304)           (59,316)
   Preferred stock dividends paid.......................................       (856)              (858)
   Minority interest distributions......................................    (12,001)            (9,488)
   Proceeds from sale of units by partnership...........................        -               53,163
                                                                           --------           --------
      Net cash provided by (used in) financing activities                   (16,908)            48,602
                                                                           --------           --------

 Cash used in discontinued operations...................................       (264)            (2,244)
                                                                           --------           --------

 DECREASE IN CASH AND CASH EQUIVALENTS..................................    (10,855)               (62)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................     24,327             10,596
                                                                           --------           --------

 CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................   $ 13,472           $ 10,534
                                                                           ========           ========

 SUPPLEMENTAL INFORMATION ON CASH PAID DURING THE PERIOD FOR:
   Interest.............................................................   $  7,644           $  6,931
                                                                           ========           ========
   Income taxes.........................................................   $  1,637           $    699
                                                                           ========           ========




          See accompanying notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

         The unaudited consolidated financial statements of Kaneb Services, Inc., and its subsidiaries (the "Company") for the periods ended September 30, 1994 and 1993 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1993. Gains and losses resulting from foreign currency translations are accumulated and reported as a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in the statements of income. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its consolidated subsidiaries at September 30, 1994 and December 31, 1993 and the results of their operations and cash flows for the periods ended September 30, 1994 and 1993. Operating results for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994.

2.       CHANGE IN PRESENTATION

         Certain financial statement items for 1993 have been restated to conform with the 1994 presentation.


3.       COMMITMENTS AND CONTINGENCIES

         On October 10, 1994, the Company completed a settlement agreement relating to two lawsuits styled Kanland Associates v. Kaneb Services, Inc. and Panance Property Corporation v. Kaneb Services, Inc. pending in Texas state courts. These lawsuits were filed in the late 1980's and related to an office building formerly occupied by the Company near Houston, Texas. Reserves that were established in prior years included adequate consideration of this dispute.

                              KANEB SERVICES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. and notes thereto included elsewhere in this report.

ANALYSIS OF SEGMENT OPERATIONS:

INDUSTRIAL SERVICES

                             Three Months Ended September 30,                     Nine Months Ended September 30,
                             --------------------------------                     -------------------------------
                                1994                 1993                            1994              1993
                             ------------       -------------                     -----------       -------------
                                                                  (In millions)
 Revenues:
      United States......      $ 7.5                $ 7.2                            $26.2             $24.6
      United Kingdom.....        9.9                  8.5                             27.6              22.6
      Germany............        9.4                 11.1                             25.2              30.2
      Other..............        3.8                  3.1                             10.4               9.5
                               -----                -----                            -----             -----
                               $30.6                $29.9                            $89.4             $86.9
                               =====                =====                            =====             =====

 Operating income:
      United States......      $  .1                $ (.1)                           $ 1.6             $  .8
      United Kingdom.....         .7                   .7                              1.7                .7
      Germany............        (.8)                  .9                             (2.2)              2.1
      Other..............         .7                   .4                              1.1                .1
                               -----                -----                            -----             -----
                               $  .7                $ 1.9                            $ 2.2             $ 3.7
                               =====                =====                            =====             =====
 Capital expenditures....      $  .7                $  .8                            $ 2.0             $ 1.5
                               =====                =====                            =====             =====


This segment provides specialized industrial services to plants primarily in the process and power industry. The improvements made in both the United Kingdom and United States operations for the nine month period were more than offset by the adverse effects of the continued deterioration in Germany. Although the privatization projects in eastern Germany provided substantial profits over the past two years, there has been a significant decline in the amount of work being provided at these locations as a result of over capacity in the power industry and a weakened economy in Germany. The Company expects continued improvements in the United States, the United Kingdom and other countries around the world. The Company has initiated action plans and made appropriate adjustments to the greatest extent possible to the parts of the German operations that have been adversely affected by the current business environment, however, the Company anticipates the losses to continue in the German operations through the end of 1994.

PIPELINE AND TERMINALING SERVICES

                         Three Months Ended September 30,                   Nine Months Ended September 30,
                         --------------------------------         ------------------------------------------------
                            1994                 1993                 1994              1993             1993
                         ------------       -------------         -----------       -------------    -------------
                                                       (in millions)                (Pro forma)      (Historical)
 Revenues...............    $20.7               $ 18.5               $ 57.9            $ 53.5            $48.7
                            =====               ======               ======            ======            =====
 Operating income.......    $ 9.1               $  7.4               $ 24.4            $ 20.9            $19.7
                            =====               ======               ======            ======            =====
 Capital expenditures...    $ 2.3               $  1.7               $ 16.3            $  4.8            $ 4.8
                            =====               ======               ======            ======            =====

This segment provides transportation services of refined petroleum products through its pipeline system that extends from Kansas to North Dakota. A terminaling operation was acquired effective March 1, 1993 which provides terminaling services for petroleum products and specialty chemicals at its 21 terminals.

The increases in revenues and operating income are primarily due to the implementation of a tariff increase by the pipeline effective April 1, 1994, an increase in long-haul shipments on the pipeline, and an increase in the average monthly revenue per barrel stored in the terminaling operation. There was a $1.5 million increase in minority interest expense in 1994 over 1993 due to the distributions accrued for the full nine month period in 1994 compared with the five month period in 1993 relating to the 2.25 million senior preference units that were issued by KPP in April 1993.

FINANCIAL CONDITION

Cash and cash equivalents decreased by $10.9 million to $13.5 million at September 30, 1994, primarily as a result of the terminal acquisitions by ST. Net cash provided by operations was $22.6 million for the nine months ended September 30, 1994. Capital expenditures for the nine month period totaled $18.3 million, including four terminal acquisitions at ST which aggregated $11.7 million and were financed with existing cash and a $5.2 million draw on KPP's line of credit. Additional information regarding the Company's cash flow is shown in the accompanying financial statements.

The Company is evaluating the payment and/or refinancing options related to the $43.2 million of it's subordinated debentures which are due November 1995 and will be reclassified to current liabilities during the fourth quarter of 1994 persuant to the maturity of the indenture.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 10, 1994, the Company completed a settlement agreement relating to two lawsuits styled Kanland Associates v. Kaneb Services, Inc. and Panance Property Corporation v. Kaneb Services, Inc. pending in Texas state courts. These lawsuits were filed in the late 1980's and related to an office building formerly occupied by the Company near Houston, Texas. Reserves that were established in prior years included adequate consideration of this dispute.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                              KANEB SERVICES, INC.
                                              (Registrant)



Date:  November 11, 1994                      /s/ Tony M. Regan
                                                  Tony M. Regan
                                                  Controller

                              INDEX TO EXHIBITS



                                                                             SEQUENTIALLY
EXHIBIT                                                                        NUMBERED
NUMBER              DESCRIPTION                                                  PAGE
- - -------             -----------                                              ------------

27       Financial Data Schedule.
