Form 10-K
KANEB SERVICES INC
filed 1995-03-31
CIK 54441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
   [X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES AND EXCHANGE COMMISSION ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended December 31, 1994
                                            OR
   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                              Commission file number 1-5083

                              KANEB SERVICES, INC.
             (Exact name of Registrant as specified in its Charter)

           DELAWARE                                      75-1191271
-------------------------------               -------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

 2435 NORTH CENTRAL EXPRESSWAY
        RICHARDSON, TEXAS                                   75080
 -----------------------------                 -------------------------------
 (Address of principal executive                          (zip code)
  offices)

       Registrant's telephone number, including area code: (214) 699-4000
          Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                          ON WHICH REGISTERED
 -----------------------------                -------------------------------
Common Stock, Without Par Value               New York Stock Exchange, Inc.
Adjustable Rate Cumulative
 Class A Preferred Stock                      New York Stock Exchange, Inc.
8 3/4% Convertible Subordinated
 Debentures due 2008                          New York Stock Exchange, Inc.
11 1/2% Subordinated Debentures due 1998      Philadelphia Stock Exchange, Inc.

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

  Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $59,159,388. This figure is estimated as of March 17, 1995, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $1.88 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

  Number of shares of Common Stock, without par value, of the Registrant outstanding at March 17, 1995: 33,286,634.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

  Kaneb Services, Inc. ("Company"), which was incorporated in the State of Delaware on January 23, 1953, is principally engaged in the business of industrial services (see "Industrial Services" below) and pipeline transportation and storage of petroleum products (see "Pipeline and Terminaling Services" below).

  On March 19, 1991, the Company, through a wholly-owned subsidiary, acquired all of the outstanding capital stock of Furmanite PLC ("Furmanite") for a combination of cash, preferred stock and the assumption of existing debt totaling approximately $100 million, including transaction costs. Financing for the transaction consisted of approximately $50 million in cash from the Company's own resources and the issuance of $10 million of the Company's 12% preferred stock convertible at $6.00 per share, into shares of the Company's common stock. The Company also arranged about $50 million of non-recourse bank financing, which was used for the acquisition, refinancing of Furmanite's existing debt and working capital requirements. Furmanite is a specialized industrial services company based in Richardson, Texas, providing underpressure leak sealing, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Western Europe, North America and the Pacific Rim.

  In February 1995, the Company completed the sale of certain unprofitable Furmanite operations in eastern Germany. These general maintenance projects were acquired in 1991, 1992 and 1993 as the former East Germany was privatized by the German government. As economic conditions in eastern Germany worsened considerably in 1994, the Company elected to close one project and sell the remaining projects. Losses from the operations of these projects and the sale aggregated approximately $3.5 million in 1994.

  In September 1989, Kaneb Pipe Line Company ("KPL"), a wholly owned subsidiary of the Company, formed a master limited partnership, Kaneb Pipe Line Partners, L.P. ("KPP"), to own and operate its refined petroleum products pipeline business. In a secondary public offering, the Company sold a total of 5,000,000 senior preference units ("SPUs") of KPP for $22 per unit, resulting in net proceeds after transaction costs of approximately $98 million to the Company and a gain on the sale of the SPUs of almost $60 million. In April 1993, an additional 2,250,000 SPUs were issued by KPP for $25.25 per unit, resulting in net proceeds of approximately $53.2 million to KPP and recognition in 1993 of a non-cash gain of approximately $15.1 million to the Company. The SPUs, which trade on the New York Stock Exchange under the ticker symbol "KPP", represent an approximate 44% limited partner interest in the partnership operations. The Company owns, indirectly through KPL, approximately 52% in interest as a limited partner, in the form of preference and common units. On March 21, 1995, the Board of Directors of the Company authorized management to pursue the sale of up to 3.5 million of the preference units held by KPL. The proceeds from the sale of the preference units, which will create a substantial gain that will be reflected in the 1995 financial statements, will be used to pay certain long-term debt obligations of the Company that mature in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

  In March 1993, KPP acquired, through a series of mergers, all of the capital stock of Support Terminal Services, Inc. ("ST"), from an affiliate of W.R. Grace for approximately $65 million, including $2 million in acquisition costs. As used herein, the term "ST" refers to such business, as continued by KPP through its subsidiaries. ST has been in business for more than 30 years and is one of the largest independent petroleum products and specialty liquids terminaling companies in the United States. ST operates 23 facilities in sixteen states, with a total storage capacity of approximately 7.7 million barrels.

  In February 1995, KPP acquired certain refined petroleum pipeline assets from Wyco Pipe Line Company ("Wyco"), which is owned by GATX Terminals Corporation and Amoco Pipe Line Company, for $27.1 million. The assets consist of approximately 550 miles of underground pipe in Wyoming, Colorado and South Dakota, four truck loading terminals, numerous pump stations and other related assets. KPP financed the acquisition of the assets by the issuance of 8.37% first mortgage notes due in 2002.

  In March 1994, the company finalized the terms of an option resulting in the sale of a privatized East German engineering company that was originally acquired by the Company in 1993. The acquisition of Kraftwerks-und Anlagenbau AG ("Kraftwerks") from the Berlin Trusteeship Agency ("Treuhandanstalt"), the German agency created to privatize former East German state-owned companies was completed in January 1993. A subsidiary of the Company purchased Kraftwerks share capital for DM 1 million ($700,000) and committed to maintain certain employment and investment levels over a three year period, performance of which obligations was to be secured by shares of a new class of the Company's convertible preferred stock to be placed into escrow. Kraftwerks had been engaged in recent years in providing engineering and construction services primarily to the power industry in Germany and eastern Europe. Due to substantial deterioration in the German economy, however, the Company believed that Kraftwerks would have been unlikely to achieve profitability without a corresponding reduction in its work force. Accordingly, in February, 1994, the Company entered into an agreement granting it an option to sell the shares of Kraftwerks to the Treuhandanstalt or its designee. The Company exercised its option, and on March 17, 1994, the Treuhandanstalt repaid the Company's initial acquisition price of DM 1 million, unconditionally discharged the Company from all past and future performance obligations related to Kraftwerks, released the Company's convertible preferred shares from escrow and the capital stock of Kraftwerks was transferred to a designee of the Treuhandanstalt.

  The Company is also engaged in the transaction information industry through a wholly-owned subsidiary, Viata Corporation, a development-stage company that supplies retail merchants with electronic payment systems and information services. Viata furnishes customers with the means to process alternate forms of payment at the point of sale and to capture information that can be used in focused marketing programs. Through other subsidiaries, the Company also offers products and services that enable financial institutions to monitor the continual insurance coverage of their loan collateral.

INDUSTRY SEGMENTS

  Financial information regarding the Company's industry segments and foreign operations is presented under the caption "Business Segment Data" in
Note 10 to Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.

INDUSTRIAL SERVICES

  The Company provides specialized industrial services through its Furmanite subsidiaries to an international client base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, power generation and other process industries. Furmanite performs underpressure leak sealing, machining, bolting, valve testing and repair and other engineering services, frequently on an emergency response basis, and operates in more than 20 countries world-wide. Furmanite is headquartered in Richardson, Texas, and has offices throughout England and in Scotland, Norway, Germany, Austria, France, Belgium, Holland, Singapore, Hong Kong; U.S. offices in Virginia Beach, Philadelphia, Chicago, Los Angeles, San Francisco, Beaumont, Houston, Salt Lake City, Baton Rouge and Charlotte; and, Canadian offices in Sarnia, Ontario and Edmonton, Alberta. In addition, Furmanite licensees and companies in which it owns a minority interest operate in Sweden, Finland, Mexico, Italy, Portugal, Kuwait, United Arab Emirates, India, Japan, China, Czechoslovakia, Argentina, Puerto Rico, and Trinidad.

  Furmanite was founded in Virginia Beach, Virginia in the early 1920's as a manufacturer of kits that provided customers with the compounds and tools necessary to seal steam leaks. In the mid 1960's, Furmanite began providing leak sealing services in the United Kingdom, and during the 1970's introduced its leak sealing technologies to new markets throughout the world. Furmanite's expansion continued in the 1980's as a result of the development or acquisition of additional engineering services that could be cross-sold to its existing customer base. Over the past sixty years, Furmanite has built a solid reputation for delivering quality service in situations that are often critical. Many of Furmanite's techniques and materials are proprietary and enable it to perform on-stream repair without equipment shutdowns, thereby avoiding costly energy and production losses by the customer.

  Sales and operating income of Furmanite were $118.2 million and $1.6 million, respectively, for the year ended December 31, 1994. On-line, underpressure leak sealing represented 26% of revenues, while on-site machining and valve repair accounted for 16% and 9% of revenues, respectively. In addition to valve repair and testing, bolt tightening and other maintenance and engineering services, Furmanite has recently developed a program for monitoring fugitive emissions in U.S. petrochemical plants and refineries which are required to reduce toxic air pollutants under the Clean Air Act of 1990. Geographically, sales for 1994 were divided 29% for the U.S., 31% for the U.K. and 37% for Europe. The information presented in the following tables reflect Furmanite's sales by service and region on an historical basis for the fiscal year ended September 30, 1990, its pro forma results for the calendar year ended December 31, 1991 and its historical results for the three years ended December 31, 1994:


                                     (in thousands)
Services              1990      1991      1992      1993      1994
-------------------  -------  --------  --------  --------  --------

Leak Sealing         $35,231  $ 39,718  $ 37,421  $ 29,947  $ 30,764
On Site Machining     15,045    17,323    17,476    15,536    18,775
Valve Repair          13,065    13,503    17,715    11,924    10,348
Bolting                3,562     3,136     5,653     4,369     4,307
Product Sales          8,932     8,600     5,889     3,470     4,778
Other                 20,965    25,010    41,516    51,122    49,224
                     -------  --------  --------  --------  --------

Total Revenues       $96,800  $107,290  $125,670  $116,368  $118,196
                     =======  ========  ========  ========  ========

                                         (in thousands)
Regions                  1990      1991      1992      1993      1994
-------                  ----      ----      ----      ----      ----

North America         $34,303  $ 33,750  $ 38,266  $ 32,808  $ 34,197
United Kingdom         42,573    37,265    37,655    30,508    36,291
Continental Europe     19,040    34,037    47,408    49,523    43,245
Rest of World             884     2,238     2,341     3,529     4,463
                      -------  --------  --------  --------  --------

Total Revenues        $96,800  $107,290  $125,670  $116,368  $118,196
                      =======  ========  ========  ========  ========

  Underpressure leak sealing and other specialty services are marketed primarily through direct sales calls on customers by salesmen based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services usually performed either pursuant to job quotation sheets or purchase orders issued under written customer agreements. Customer agreements generally are short-term in duration and specify the range of and rates for services to be performed. Furmanite typically provides various limited warranties, depending on the services furnished, and, to date, has had no significant warranty claims.

  Over 80% of Furmanite's revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other markets include offshore oil producers and steel manufacturers. As the industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be incurred requiring specialized services such as those provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants, safety and environmental compliance and increased outsourcing in place of full-time staff for specialized services.

  Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it presently has an advantage over in-house maintenance departments because of its technician's ability to use special techniques to perform quality repairs on a timely basis while customer equipment remains in service.

  Many aspects of Furmanite's operations are subject to governmental regulation. National, state and local authorities of the U.S. and various foreign countries have adopted regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite's services. Safety and environmental regulations also affect Furmanite's operations. In addition, because of its international presence, Furmanite is subject to a number of political and economic uncertainties, including expropriation of equipment, taxation policies, labor practices, import and export limitations, foreign exchange restrictions, currency exchange rate fluctuations and local political conditions. Except in certain developing countries, where its contracts usually provide for payment in specified currencies, Furmanite's operations are typically funded in the currencies of the particular country in which its business activities are conducted.

  Underpressure leak sealing and other Furmanite services are often performed in emergency situations under dangerous circumstances, involving exposure to high temperatures and pressures, potential contact with caustic or toxic materials, fire and explosion hazards and environmental contamination, any of which can cause serious personal injury or property damage. Furmanite manages its operating risks by providing its technicians with extensive classroom and field training and supervision, maintaining a system of technical support through its staff of professionally qualified specialists, establishing and enforcing strict safety and competency requirements, standardizing procedures and evaluating new materials and techniques in connection with its lines of service. Furmanite also maintains insurance coverage for certain risks, although there is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect it against liability and loss of revenues resulting from the consequences of a significant accident.

PIPELINE AND TERMINALING SERVICES

  In October 1989, the Company's refined petroleum products pipeline business and properties (the "Pipeline") were conveyed from KPL to KPP (the "Partnership") in connection with the initial public offering discussed above. The pipeline business, which is headquartered in Wichita, Kansas, consists primarily of the transportation, as a common carrier, of refined petroleum products in Kansas, Nebraska, Iowa, South Dakota and North Dakota, as well as related terminaling activities. The acquisition of the assets of Wyco Pipe Line Company in February 1995 increased the Partnership's pipeline business in South Dakota and expanded it into Wyoming and Colorado. None of the results for 1994 include Wyco which is described subsequently. The Pipeline is a 2,075 mile integrated pipeline, ranging between six and sixteen inches in diameter, transporting refined petroleum products, including propane, received from refineries in southeast Kansas, or from other interconnecting pipelines, to terminals in Kansas, Nebraska, Iowa, South Dakota and

North Dakota and to receiving pipeline connections in Kansas. The Pipeline has direct connections to three Kansas refineries. The Pipeline also has direct access by third-party pipelines to four other refineries in Kansas, Oklahoma and Texas and to Gulf Coast suppliers of products through a connecting pipeline which receives products from a pipeline originating on the Gulf Coast. Five connecting pipelines deliver propane from gas processing plants in Texas, New Mexico, Oklahoma and Kansas to the Pipeline for shipment. The Pipeline's operation also includes 16 public truck loading terminals located in five states comprised of a total of 233 tanks with storage capacity of 3,202,795 barrels of product and propane. In addition, the Pipeline has intermediate storage facilities in McPherson and El Dorado, Kansas consisting of 23 tanks with aggregate capacity of 922,176 barrels.

  The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the geographic areas served by the Pipeline affect the demand for and the mix of the refined petroleum products delivered through the Pipeline, although historically any impact on the volumes shipped has been short-term. Most of the refined petroleum products delivered through the Pipeline are ultimately used in agricultural operations, including fuel for farm equipment, irrigation systems, trucks transporting crops and crop drying facilities. The agricultural sector is also affected by governmental policy and crop prices. The Pipeline is also dependent on adequate levels of production of refined petroleum products by refineries connected to the Pipeline. The refineries are, in turn, dependent on adequate supplies of suitable grades of crude oil. If operations at any one refinery were discontinued, the Partnership believes, assuming unchanged demand in markets served by the Pipeline, that the effects thereof would be short-term in nature, and the Partnership's business would not be materially adversely affected over the long term. A substantial reduction of output by several refineries as a group could, however, affect the Pipeline's operations to the extent that a greater percentage of the supply would have to come from refineries outside Kansas via connecting pipelines.

  Substantially all of the Pipeline's operations constitute common carrier operations that are subject to federal or state tariff regulation. Such common carrier activities are those under which transportation in the Pipeline is available at published tariffs filed with the Federal Energy Regulatory Commission or the Kansas Corporation Commission to any shipper of refined petroleum products who requests such services, provided that each refined petroleum product for which transportation is requested satisfies the conditions and specifications for transportation. Intrastate transportation of refined petroleum products accounted for less than 8% of the Pipeline's revenues in each of the three years ended December 31, 1994.

  Because pipelines are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products, the Pipeline's more significant competitors are common carrier pipelines, proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Pipeline delivers products. The Pipeline's major competitor is an independent regulated common carrier pipeline system that operates approximately 100 miles east of and parallel with the
Pipeline.   Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Partnership believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipeline will be built in the near future, provided that the Pipeline has available capacity to satisfy demand and its tariffs remain at reasonable levels. Trucks may competitively deliver products in some of the areas served by the Pipeline. Trucking costs, however, render that mode of transportation uncompetitive for longer hauls or larger volumes. The Partnership does not believe that over the long term, trucks are effective competition to its long-haul volumes.

  Effective February 24, 1995, the Partnership acquired the refined product pipeline assets of Wyco Pipe Line Company for $27.1 million in cash financed by 8.37% first mortgage notes due in 2002 from three insurance companies. The assets consist of approximately 550 miles of pipeline and four truck loading terminals located in Wyoming, South Dakota and Colorado. Unlike the Partnership's service area which is largely agricultural, Wyco serves the growing Denver and northeastern Colorado markets. Wyco also supplies the jet fuel for Ellsworth AFB at Rapid City. Wyco has a relatively small number of shippers, who, with only a few exceptions, are also shippers on the Partnership's system. Wyco is an interstate pipeline and thus subject to regulation by the FERC as well as by Wyoming and Colorado on its intrastate rates. It is subject to the same regulations of other governmental agencies such as the Department of Transportation and the Environmental Protection Agency as the Partnership.

  ST is one of the largest independent petroleum products and specialized liquid terminaling companies in the United States. It operates five pipelines and twenty-three terminaling facilities in sixteen states, with a total storage capacity of approximately 7.7 million barrels. ST and its predecessors have been in the terminaling business for over 30 years and handle a wide variety of products from petroleum products to specialty chemicals to edible liquids. ST's terminal facilities provide throughput and storage on a fee basis for petroleum products, specialty chemicals and other liquids. ST's three largest terminal facilities are located in Texas City, Texas, Westwego, Louisiana and Baltimore, Maryland. These facilities accounted for approximately 68% of ST's revenues in 1994 and represent 48% of its current storage capacity. In addition to ST's three major facilities, ST has 20 other terminal sites around the country. In total, these 20 facilities represented approximately 52% of the Company's total storage capacity and approximately 32% of the total revenue for 1994. These inland facilities receive, store and deliver primarily petroleum products for a variety of customers, providing ST with a geographically diverse base of customers and revenue.

  The terminaling and pipeline transportation of jet fuel for the U.S. Department of Defense is an important part of ST's business. Ten of ST's twenty inland terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Defense Department. Seven of the ten locations are utilized solely by the Defense Department. Five of these locations include pipelines that deliver jet fuel directly to nearby military bases. Revenue is derived from a combination of terminal contracts and tenders for the handling and movement of jet fuel. The terminal contracts provide a fixed monthly revenue for a period of one to four years per contract, with additional revenues generated if specific throughput levels are exceeded. The tenders provide for charges per barrel of throughput and have no minimum guarantees. The base closing list released by the Department of Defense on March 12, 1993 included the closure of the Naval Air Station in Glenview, Illinois which is served by ST's terminal in Peru, Illinois. Additionally, the ST pipeline serving Homestead Air Force Base in Florida has been inactive due to lack of fuel usage at the base since Hurricane Andrew in 1992. It is anticipated that the operation of that pipeline will begin again in 1995. ST does not believe that, in the aggregate, the inland terminals serving the U.S. Department of Defense will experience a significant decrease in cash flows for the foreseeable future as a result of Department of Defense changes in activity. However, the third party pipeline serving the Drumright, Oklahoma terminal reversed the direction of product flow in 1994 causing jet fuel to become unavailable at this location. Jet fuel is the only product handled at Drumright currently and it is possible that it may close sometime in 1995. ST is exploring alternative uses for this terminal. During 1994, revenues of ST from the Defense Department constituted approximately 11% of ST's revenues. The Partnership does not believe that ST's business is dependent on any one or a small group of customers.

  The independent liquid terminaling industry is fragmented and includes both large, well financed public companies that own many terminal locations and small private companies that may own a single terminal location. In addition to the terminals owned by independent terminal operators, many major energy and chemical companies also own extensive terminal facilities. Although such terminals often have the same capabilities as terminals owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage facilities are also significant customers of independent terminal operators when independent terminals have more cost effective locations near key transportation links such as deep water ports. Major energy and chemical companies also need independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements. Independent terminal owners compete based on the location and versatility of terminals, service and price.
A favorably located terminal will have access to varied cost effective transportation both to and from the terminal. Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products with complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as loading and unloading at the terminal. An increasingly important aspect of versatility and the service function is an operator's ability to offer product handling and storage in compliance with environmental regulations, especially since customers may retain liability for certain acts of non-compliance.

  In addition to tariff regulation, the operations of the Partnership are subject to federal, state and local laws and regulations relating to construction, maintenance and management of its facilities, the safety of its personnel and the protection of the environment. Although the Partnership believes that the operations of the Pipeline are in general compliance with applicable regulations, risks of substantial costs and liabilities are inherent in pipeline operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. Contamination resulting from spills or releases of refined petroleum products are not unusual within the petroleum pipeline industry. The Partnership has experienced limited groundwater contamination at three of its sixteen Pipeline terminal sites resulting from spills of refined petroleum products. Regulatory authorities have been notified of these findings and cleanup is underway. The Partnership is also evaluating possible groundwater contamination at a pumping and storage site. The Company will bear the costs associated with identified contamination arising prior to October 3, 1989 and such costs are not believed to be material. During 1994, the Pipeline experienced a seam rupture of its 8" northbound line in Nebraska in January and another similar rupture on the same line in April. As a result of these ruptures, KPOP reduced the maximum operating pressure on this line to 60% of the Maximum Allowable Operating Pressure ("MAOP") and, on May 24, commenced a hydrostatic test to determine the integrity of over 80 miles of that line. The test was completed on the entire 80 miles on May 29, 1994, and the line was authorized to return to approximately 80% of MAOP pending review by the Department of Transportation ("DOT") of the hydrostatic test results. On July 29, 1994, the DOT authorized most of the line to return to the historical MAOP. Approximately 30 miles of the line was authorized to return to slightly less than historical MAOP. The amount of remediation expenses that will be required as a result of the ruptures in January and April has not yet been determined but these expenses are not expected to have a material effect upon the results of the Partnership. ST has experienced groundwater contamination at two of its terminal sites. Regulatory authorities have been notified of these findings and cleanup is underway using extraction wells and air strippers. Groundwater contamination also exists at another ST terminal site and in the areas surrounding this site as a result of the past operations of five of the facilities operating in this area. ST has entered into an agreement with three of these other companies to allocate responsibility for the clean up of the contaminated area. In addition, ST is responsible for up to two-thirds of the costs associated with existing groundwater contamination at a formerly owned terminal, which also is being remediated through extraction wells and air strippers. Groundwater contamination that may be the responsibility of third parties has been identified at two additional ST terminal sites, but no remediation has taken place. Also, ST has been named a potentially responsible party for a federally designated and EPA supervised "Superfund" site where a small amount of material handled by the former operator was attributed to ST. The Partnership believes that ST will be obligated under the remediation process to pay an aggregate cost of $10,000; however, until a final settlement agreement is signed with the EPA, there is a possibility that the EPA could bring additional claims against ST. For information concerning other potential Superfund liabilities, see "Legal Proceedings" below.

ENVIRONMENTAL CONTROLS

  The Company believes it is in substantial compliance with applicable state, federal and local legislation and regulations relating to environmental controls, and the existence of such laws and regulations has not had, nor at this time is expected to have, any materially restrictive effect on the Company. To date, the Company has not accounted for costs or capital expenditures incurred for environmental control facilities separately from other costs incurred in the operation of its businesses. The Company does not, however, believe that any such costs or expenditures have been material, and the Company does not expect that under present conditions such costs or expenditures will become material in the foreseeable future.

EMPLOYEES

  At December 31, 1994, the Company employed 2,134 persons, approximately 773 of whom were salaried and approximately 1,361 of whom were hourly rate employees.

  The Partnership has no employees. The Pipeline business of the Partnership is conducted by its general partner, KPL, which at December 31, 1994, employed 144 persons, approximately 50 of whom were salaried and approximately 94 of whom were hourly rate employees. Approximately 94 persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, there were no collective bargaining contracts covering KPL employees in effect at December 31, 1994.

  The Partnership's liquids terminaling business is conducted through ST subsidiaries, which at December 31, 1994, employed 176 persons, approximately 104 of whom were salaried and approximately 72 of whom were hourly rate employees. Approximately 33 persons employed by ST were subject to representation by the Oil, Chemical and Atomic Workers International Union AFL-CIO (OCAW). ST has an agreement with OCAW regarding conditions of employment for such persons which is in effect through June 28, 1996. This agreement is subject to automatic renewal for successive one-year periods unless ST or OCAW serves written notice to terminate or modify such agreement in a timely manner.

  The Company's industrial services business is conducted worldwide through its Furmanite subsidiaries, which at December 31, 1994, employed 1,624 persons, approximately 501 of whom were salaried and approximately 1,123 of whom were hourly rate employees. Approximately 894 persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at December 31, 1994.

ITEM 2.  PROPERTIES

  The corporate headquarters of the Company are located in Richardson, Texas, in a modern, sixteen story building pursuant to a five year lease agreement. In addition to properties owned or leased by its industrial services and pipeline transportation and liquids terminaling businesses, the Company also leases office space in Bryan, Texas and San Antonio, Texas.

  Descriptions of other properties owned or utilized by the Company are contained in Item 1 of this report and such descriptions are hereby incorporated by reference into this Item 2. Under the caption "Commitments and Contingencies" in Note 9 to the Company's consolidated financial statements, additional information is presented concerning obligations of the Company for lease and rental commitments. Said additional information is hereby incorporated by reference into this Item 2.

ITEM 3.  LEGAL PROCEEDINGS

  In October 1994, the Company settled two lawsuits filed in the 1980's by Kanland Associates and Panance Property Corporation that related to the Company's former office building in Sugar Land, Texas. One of these suits had alleged damages at more than $38 million plus prejudgment interest, legal fees, court costs and punitive damages. The settlement of these lawsuits was adequately reserved.

  In September 1987, Stephen R. Herbel and other named individuals doing business as Pinnacle Petroleum Company ("Pinnacle") filed a lawsuit in Mobile County, Alabama, against the Company and certain of its affiliates, Jim Walter Resources, Inc. and others, seeking damages of $9 million. Pinnacle asserted that its rights under a conventional oil and gas lease were violated by the execution of a subsequent coal mining lease covering the same property. In addition to monetary damages, Pinnacle also seeks a judgment from the Trial Court that it is the owner of all the gas under the property described in the conventional oil and gas lease, regardless of its origin, and that a unitization order be declared invalid. On July 28, 1989, the Trial Court ruled in favor of all defendants by granting summary judgment holding that Kaneb and the other defendants, as owners of the coal also own and have the exclusive right to produce the coalbed gas, to the exclusion of the conventional oil and gas lessees. There remained factual disputes as to the characterization of all the gas produced from the property which were to be addressed in future hearings.
On October 8, 1993, in a case involving Jim Walter Resources, but not Kaneb, based on similar facts, the Supreme Court of Alabama held that under certain circumstances coalbed methane is the property of the owner of the conventional oil and gas estate. In response thereto, the Trial Court scheduled a further evidentiary hearing to determine the impact of the Supreme Court on the Pinnacle case. In March 1995, all parties in this lawsuit reached an agreement to settle and release their claims against each other. Attorneys for the parties are presently preparing the legal documents related to the settlement, the Company's portion of which was adequately reserved.

  Two of the Company's former operating subsidiaries have been identified as potentially responsible parties in separate governmental investigations and actions relating to waste disposal facilities which may be subject to remedial action under Superfund. These proceedings are based on allegations that the subsidiaries disposed of hazardous substances at the facilities in question, in one instance prior to acquisition of the subsidiary by the Company. Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial.

  The Company or its subsidiaries have been notified that they are potentially responsible parties in connection with 2 locations listed on the Superfund National Priority List. The Company has reviewed its role, if any, with respect to each location, giving consideration to the nature of the Company's alleged connection to the location (e.g., owner, operator, transporter or generator), the amount and nature of waste hauled to the location, the accuracy and strength of evidence connecting the Company to the location, and the number, connection and financial ability of other named and unnamed potentially responsible parties at the location. At one location, the Company has been named in the "de minimis" group of generators, who have been negotiating a settlement of their liabilities with the Environmental Protection Agency. However, the Company has joined with others within the group who have elected to contest their liability completely. At the second location, the Company has only recently been notified of its possible involvement and has, therefore, conducted only a limited investigation of its potential exposure, if any. While the Company does not anticipate that the amount of expenditures from its involvement in the above matters will have a material adverse effect on the Company's operations or financial condition, the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies, or other factors could materially alter this expectation at any time.

  In addition, the Company and certain of its subsidiaries are involved in various litigation and other legal proceedings; however, such litigation or proceedings are not considered to be significant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1994.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  Shares of the Company's Common Stock are listed and traded principally on the New York Stock Exchange. At March 17, 1995, there were approximately 5,171 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.


                                      QUOTED STOCK PRICES
                                      -------------------
                                        HIGH       LOW
                                      ---------  --------

       FISCAL YEAR
       1993:

       First Quarter                      3 1/2     2 7/8
       Second Quarter                     3 3/4     2 5/8
       Third Quarter                      3 5/8     2 3/4
       Fourth Quarter                     3 1/2     2 3/4

       1994:

       First Quarter                      4 1/8     3
       Second Quarter                     3 1/2     2 3/4
       Third Quarter                      3 1/8     2 1/4
       Fourth Quarter                     2 1/2     1 7/8

       1995:

       First Quarter                      2 1/4     1 1/2
          (through March 17, 1995)

  Regular dividends on the Company's reclassified Adjustable Rate Cumulative Class A Preferred Stock were resumed in the third quarter of 1990. In connection with its 1991 acquisition of Furmanite, the Company issued a total of 1,098,373 shares of 12% Convertible Class A Preferred Stock, Series D, stated value of 5.34 Pounds Sterling, of which 989,820 shares were outstanding as of March 17, 1995. Commencing June 30, 1991, an annual dividend of 64 pence has been paid semi-annually to the holders of Series D Preferred Stock. Also, in connection with an executive compensation program, the Company has issued 600 restricted shares of its Adjustable Rate Cumulative Class A Preferred Stock, Series C, to three senior officers, who in 1994 were paid an aggregate dividend of $28,422 previously accrued in 1991. Dividends on the Series C Preferred Stock that are otherwise payable for a year in which the Company has a net loss are not paid until completion of a year in which the Company has a net profit.

   Credit facilities used to acquire Furmanite and ST and KPL's working capital arrangement each contain restrictions on the subsidiaries' ability to pay dividends or distributions to the Company if an event of default exists.

ITEM 6.   SUMMARY HISTORICAL FINANCIAL AND OPERATING DATA

  The following selected financial data (in thousands, except per share amounts) is derived from the consolidated financial statements of Kaneb Services, Inc. and should be read in conjunction with the consolidated financial statements and related notes included herein. The Company has not declared a dividend on it's common stock for any of the periods presented.



                                       1994       1993       1992      1991       1990
                                       ----       ----       ----      ----       ----
INCOME STATEMENT DATA

Revenues.............................  $208,722   $198,549   $176,703  $134,965   $ 40,920
Operating income.....................    31,964     29,530     14,611    13,247      8,704
Net income (loss):
 Income (loss) from continuing
 operations before gain on issuance
 of partnership units................     2,035      1,032    (5,532)    (8,055)    (3,436)
Gain on issuance of partnership
 units...............................         -     15,122         -          -          -
                                       --------   --------  --------   --------   --------
Continuing operations................     2,035     16,154    (5,532)    (8,055)    (3,436)
Discontinued operations..............         -          -       996    (13,011)    (9,100)
Extraordinary gain on debt
 extinguishment......................         -          -         -        405        931
Cumulative effect of accounting
 changes (a).........................         -          -       742          -          -
                                       --------   --------  --------   --------   --------
   Net income (loss).................  $  2,035   $ 16,154  $ (3,794)  $(20,661)  $(11,605)
                                       ========   ========  ========   ========   ========

PER SHARE DATA
Earnings (loss) per common share:
 Continuing operations...............  $    .02   $    .46  $   (.22)  $   (.30)  $   (.16)
 Discontinued operations.............  $      -   $      -  $    .03   $   (.41)  $   (.29)
Extraordinary gain on debt
   extinguishment....................  $      -   $      -  $      -   $    .01   $    .03
Cumulative effect of accounting
   changes...........................  $      -   $      -  $    .02   $      -   $      -
                                       --------   --------  --------   --------   --------

   Total.............................      $.02       $.46  $   (.17)  $   (.70)  $   (.42)
                                       ========   ========  ========   ========   ========

BALANCE SHEET DATA
Cash flow provided by operating
 activitie...........................  $ 25,890   $ 30,880  $ 19,183   $  6,159   $  9,074
Cash and cash equivalents............     9,506     24,327    10,596     17,501     91,773
Working capital......................   (42,797)    15,842    12,555     22,339     75,113
Total assets.........................   284,213    287,472   215,848    237,173    179,573
Long-term debt.......................   103,376    152,678   141,430    144,222     94,344
Stockholders' equity.................    18,844     14,861    (1,519)     7,239     16,943

Notes:

(a) Represents the cumulative effect of accounting changes from the adoption of new financial accounting standards relating to taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

  The Company's revenues increased $10.2 million or 5% over 1993 reflecting growth in the pipeline and terminaling services segment resulting from the inclusion of ST's results for the full year versus the ten month period in 1993 from the March 2, 1993 acquisition date. Net income from continuing operations before the $15.1 million non-cash accounting basis gain resulting from the issuance of additional units by KPP in 1993, increased 100% from $1.0 million in 1993 to $2.0 million in 1994.

  The Company's revenues increased $21.8 million or 12% over 1992 due to the acquisition by KPP in March 1993 of ST. Operating income increased $14.9 million or 102% over 1992 with substantial improvements in all areas of the Company. Net income, which included a $15.1 million non-cash accounting basis gain resulting from the issuance of additional units by KPP in April 1993, increased $20 million over 1992.

INDUSTRIAL SERVICES

  The industrial services segment represents the operations of Furmanite, which was acquired in March 1991.


                                                          (in millions)
                                                      1994     1993    1992
                                                     -------  ------  -------
   Revenues:
     United States.................................  $ 34.2   $ 32.8  $ 38.3
     United Kingdom................................    36.3     30.5    37.7
     Germany.......................................    33.0     40.0    35.2
     Rest of World.................................    14.7     13.1    14.5
                                                     ------   ------  ------
                                                     $118.2   $116.4  $125.7
                                                     ======   ======  ======

   Operating income before reorganization charge:
     United States.................................  $  2.0   $  1.1  $  1.6
     United Kingdom................................     1.9      1.2     1.1
     Germany.......................................    (3.5)     1.4     0.9
     Rest of World.................................     1.2      0.1    (1.4)
                                                     ------   ------  ------
                                                     $  1.6   $  3.8  $  2.2
                                                     ======   ======  ======

   Reorganization charge...........................  $    -   $    -  $  1.8

   Capital expenditures............................     2.8      2.6     6.8

  Revenues in Germany decreased 18% in 1994 from 1993 as a result of worsening economic conditions in the eastern sector. Furmanite's revenues throughout the rest of the world increased 12% in 1994 over 1993 as some of the downward pressures experienced in the previous year began to relax. Operating losses in Germany in 1994 amounted to $3.5 million, including costs associated with the sale of unprofitable projects in eastern Germany in February 1995, compared to operating profits of $1.4 million in 1993. Furmanite's operations throughout the rest of the world reported operating income of $5.1 million in 1994, a 113% improvement over 1993.

  Revenues declined 7% in 1993 over 1992 primarily as a result of continued pressures from the worldwide recession. Revenues in the U.K. and Western Europe declined 19% in 1993 and United States revenues were 14% lower than in 1992. Operating income increased in 1993 primarily due to improvements throughout Furmanite's operations as a result of the 1992 reorganization. In the third quarter of 1992, the Company recorded a $1.8 million charge for the reorganization of Furmanite. The reorganization was completed in the fourth quarter of 1992 and substantially all of the funds were disbursed from working capital in that period.

  Capital expenditures are primarily related to expansion of manufacturing and shop facilities and the development of new services. Capital expenditures for 1995 are currently estimated to be $2 to $4 million depending on the economic environment and the needs of the business.

PIPELINE AND TERMINALING SERVICES

  The pipeline and terminaling services segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP") which was formed in 1989 to own and operate the refined petroleum products pipeline business started by the Company over 40 years ago. The Company controls the pipeline and terminaling operations through its two percent general partner interest and also owns a 52% limited partner interest in the partnership. Effective March 1, 1993, KPP acquired Support Terminal Services, Inc. ("ST"), a petroleum products and specialty liquids storage and terminaling company headquartered in Dallas, Texas for approximately $65 million. KPP borrowed $65 million from a group of banks to fund the acquisition and refinanced its $10 million credit line. In April 1993, KPP completed a secondary public offering of 2.25 million Senior Preference Units at $25.25 per unit and used $50.8 million of the proceeds from the offering to repay a portion of the ST acquisition bank debt. The Company recognized a non-cash accounting basis gain in the amount of $22.4 million resulting from the change in its ownership interest of KPP as a result of this public offering. Consistent with the treatment in 1989 on the initial offering of Senior Preference Units, the Company deferred $7.3 million of this gain and recorded $15.1 million in the statement of income as a gain on the issuance of units by the partnership. Minority interest expense increased $1.6 million and $3.0 million in 1994 and 1993, respectively, as a result of the issuance of the 2.25 additional senior preference units in April 1993. The distributions to the minority interest holders of KPP aggregated approximately $16.2 million, $13.7 million and $11.0 million in 1994, 1993 and 1992, respectively, and were funded by KPP's operations.

                              (in millions)
                           1994   1993   1992
                           -----  -----  -----
   Revenues..............  $78.7  $69.2  $42.2
   Operating income......   33.0   29.3   20.7
   Capital expenditures..   19.5    8.1    3.2

  Pipeline revenues increased 5% while operating income increased 3% in 1994. The increase in revenues is attributable to an approximate 5.5% tariff increase implemented in April 1994. The effects of the tariff increase were partially offset by an increase in property taxes and unusually high repair and maintenance expenditures. Terminaling revenues and operating income increased $7.5 million and $2.9 million, respectively, over 1993 primarily as a result of the inclusion of the operations of ST for the full year in 1994 versus the ten month period in 1993 from the March 2 acquisition date.

    Capital expenditures, which relate to the expansion of the pipeline and the maintenance of existing operations, for 1994 were $19.5 million. Capital expenditures in 1994 include $12.3 million related to the acquisition of three additional terminaling facilities. Routine capital expenditures for 1995 are currently estimated to be $8 million.

  In February 1995, KPP, through a wholly-owned subsidiary, acquired the pipeline assets of Wyco Pipe Line Company for $27.1 million. The acquisition was financed by the issuance of $27 million of first mortgage notes that bear interest at 8.37% per annum and mature in 2002.

OTHER OPERATIONS

  The Company recorded revenues of $11.8 million, $12.9 million and $8.9 million in 1994, 1993 and 1992, respectively, and operating costs of $10.3 million, $12.3 million and $10.5 million for the same periods related to subsidiaries that provide payment, collection and information services to retail merchants and financial institutions. During 1993, the Company wrote off $.3 million of acquisition costs related to Kraftwerks-und Anlagenbau AG which is included in other expenses. During 1992, the Company offset the release of an excess accrual of $3.5 million in its discontinued operations reserve against the reduction in the carrying value of assets that relate to services no longer actively marketed to retail merchants. The Company recorded income and a gain from the sale of its interests in oil and gas properties of approximately $1.0 million which was included in other income in 1992. The 1992 income tax benefit is due primarily to the favorable settlement of a foreign tax liability. During 1992, the Company recorded a $1.0 million gain from discontinued operations resulting from a cash settlement of a claim in a discontinued subsidiary.

  In January 1993, the Company completed the acquisition of Kraftwerks-und Anlagenbau AG ("Kraftwerks") from the Berlin Trusteeship Agency ("Treuhandanstalt"), the German agency created to privatize former East German state-owned companies. A subsidiary of the Company purchased Kraftwerks share capital for DM 1 million ($700,000) and committed to maintain certain employment and investment levels over a three year period, performance of which obligations was to be secured by shares of a new class of the Company's convertible preferred stock to be placed into escrow. Kraftwerks has been engaged in recent years in providing engineering and construction services primarily to the power industry in Germany and eastern Europe. Due to substantial deterioration in the German economy, however, the Company believed that Kraftwerks would have been unlikely to achieve profitability without a corresponding reduction in its work force. Accordingly, in February 1994, the Company entered into an agreement granting it an option to sell the shares of Kraftwerks to the Treuhandanstalt or its designee. The Company exercised its option, and on March 17, 1994, the Treuhandanstalt repaid the Company's initial acquisition price of DM 1 million, unconditionally discharged the Company from all past and future performance obligations related to Kraftwerks, released the Company's convertible preferred shares from escrow and the capital stock of Kraftwerks was transferred to a designee of the Treuhandanstalt.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has $53.2 million of long-term debt that matures during 1995 which has been included in current liabilities as of December 31, 1994. As a result, the Company's balance sheet shows a working capital deficiency of $42.8 million as of December 31, 1994. After an extensive review of various repayment and refinancing alternatives, the Board of Directors, on March 21, 1995, authorized management of the Company to pursue the sale of up to 3.5 million of the Preference Units it holds in Kaneb Pipe Line Partners, L.P. ("KPP"). Management is in discussions with underwriters regarding a public offering of these securities and expects to raise the funds required to repay these obligations prior to their maturity.

  Cash provided by operating activities was $25.9 million, $30.9 million and $19.2 million during the years 1994, 1993 and 1992, respectively.

  In conjunction with the acquisition of Furmanite, a wholly-owned subsidiary obtained a $50 million credit facility, which is without recourse to the Parent Company, with an international banking syndicate. The proceeds from the credit facility were applied to the cost of the acquisition and utilized to refinance Furmanite's existing debt. At December 31, 1994, $25.2 million was outstanding under this credit facility.

  A subsidiary of the Company has a $5 million credit line ($3.1 million outstanding at December 31, 1994) which expires in June 1995. In 1994, KPP through a wholly-owned subsidiary, issued $33 million of first mortgage notes to a group of insurance companies. The notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, a wholly-owned subsidiary of KPP entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through November 30, 1997. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1994. The notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of KPP.

  Consolidated capital expenditures for 1995 have been budgeted at $10 to $12 million. Debt maturities are $60.1 million, $3.8 million, $3.9 million, $19.2 million and $1.6 million for each of the five years ending December 31, 1998. Debt maturities for 1995 are expected to be funded through the sale of Preference Units in KPP as discussed above and anticipated cash flows from operations. Capital expenditures in 1995 are expected to be funded from existing cash and anticipated cash flows from operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Said information is hereby incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                    PART III

  The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1)    FINANCIAL STATEMENTS

 Set forth below are financial statements appearing in this report.

Report of Independent Auditors                                                          F - 1
Financial Statements of Kaneb Services, Inc, and Subsidiaries:
  Consolidated Statements of Income - Years Ended December 31,
    1994, 1993 and 1992..........................................                       F - 2
  Consolidated Balance Sheets - December 31, 1994 and 1993.......                       F - 3
  Consolidated Statements of  Cash Flows
    Years Ended December 31, 1994, 1993 and 1992.................                       F - 4
  Consolidated Statements of Changes in Stockholders'
    Equity - Years Ended December 31, 1994, 1993 and 1992........                       F - 5
  Notes to Consolidated Financial Statements.....................                       F - 6

(A) (2) FINANCIAL STATEMENT SCHEDULES

Set forth are the financial statement schedules appearing in this report.

  Schedule I - Kaneb Services, Inc. (Parent Company)
    Condensed Financial Statements:
    Statements of Income - Years Ended December 31, 1994,
     1993 and 1992.........................................................            F - 24
   Balance Sheets - December 31, 1994 and 1993.............................            F - 25
   Statements of Cash Flows - Years Ended
     December 31, 1994, 1993 and 1992......................................            F - 26
  Schedule II - Kaneb Services, Inc. Valuation and Qualifying Accounts -
    Years Ended December 31, 1994, 1993 and 1992...........................            F - 27

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto presented in the Annual Report to Stockholders.

(A) (3)  LIST OF EXHIBITS

 3.1 Restated Certificate of Incorporation of the Registrant as restated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant's registration statement on Form S-16, which exhibit is hereby incorporated by reference.

 3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1981 (1981 Form 10-
     K), which exhibit is hereby incorporated by reference.

 3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

 3.4 Certificate, dated September 17, 1985, amending the Certificate of Incorporation,filed as Exhibit 4.1 of the exhibits to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

 3.5 Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1990 (1990 Form 10-K), which exhibit is hereby incorporated by reference.

 3.6 Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

 3.7 By-laws of the Registrant, filed as Exhibit 3.5 of the exhibits to the Registrant's report on Form 10-K for year ended December 31, 1985, which exhibit is hereby incorporated by reference.

 4.1 Certificate of Designation related to Registrant's Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant's quarterly report of Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

 4.2 Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, filed as Exhibit 1 of the exhibits to the Registrant's report on Form 8-K and registration statement on Form 8-A dated April 5, 1988, which exhibit is hereby incorporated by reference.

 4.3 Certificate of Designation to the Restated Certificate of Incorporation of Registrant relating to the issuance of Series D Preferred Stock dated February 11, 1991, filed as Exhibit 4.3 of Registrant's 1990 Form 10-K, which exhibit is hereby incorporated by reference.

 4.4 Certificate of Designation to the Restated Certificate of Incorporation of Registrant relating to the issuance of Series C Preferred Stock dated April 23, 1991, filed as Exhibit 4.4 of the exhibits to Registrant's report on From 10-K for the year ended December 31, 1991, which exhibit is hereby incorporated herein.

 4.5 Certificate of Designation dated November 2, 1992 relating to the issuance of Series E Preferred Stock, filed as Exhibit 10.2 of the exhibits to Registrant's report on Form 8-K dated January 23, 1993, which exhibit is hereby incorporated by reference.

 4.6 Indenture, dated as of January 1, 1978, between Moran Energy Inc. and First City National Bank of Houston, under which Moran Energy Inc. issued the 11 1/2% Subordinated Debentures due 1998, filed as Exhibit 2(g) to Moran Energy Inc.'s Registration Statement on Form S-7 (SEC File No. 2-61216), which exhibit is hereby incorporated by reference.

 4.7 First Supplemental Indenture, dated as of March 20, 1984, between the Registrant and First City National Bank of Houston, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.6 above, filed as Exhibit 4.4 to the exhibits of Registrant's report on Form 10-K for the year ended December 31, 1983 (1983 Form 10-K) which exhibit is hereby incorporated by reference.

 4.8 Indenture, dated as of November 1, 1980, between Moran Energy International N.V., Moran Energy Inc. and First City National Bank of Houston, under which Moran Energy International N.V. issued the 8% Convertible Subordinated Debentures due 1995 of Moran Energy International N.V. guaranteed on a subordinated basis by Moran Energy Inc., filed as Exhibit 4(b) to Moran Energy Inc.'s Form 10-K for the year ended December 1, 1980, which exhibit is hereby incorporated by reference.

 4.9 First Supplemental Indenture, dated as of March 20, 1984, by and among Moran Energy International N.V., the Registrant and First City National Bank of Houston, under which the Registrant assumed Moran Energy Inc.'s obligations under the Indenture listed as Exhibit 4.8 above, filed as
     Exhibit 4.7 of the 1983 Form 10-K Exhibit 4.7 which exhibit is hereby incorporated by reference.

4.10 Indenture, dated as of January 15, 1984, between Moran Energy Inc. and First City National Bank of Houston, under which Moran Energy Inc. issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit
     4.1 to Moran Energy Inc.'s registration statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.11 First Supplemental Indenture, dated as of March 20, 1984, between the Registrant and First City National Bank of Houston, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.10 above, filed as Exhibit 4.8 of the 1983 Form 10-K Exhibit 4.8 which exhibit is hereby incorporated by reference.

10.1 Kaneb Services, Inc. 1984 Nonqualified Stock Option Plan, filed as Exhibit
     10.26 of the exhibits to Registrant's report on form 10-K for the year ended December 31, 1984, which exhibit is hereby incorporated by reference.

10.2 Form of Termination Agreement, dated May 22, 1981, entered by the Registrant with certain key employees of the Registrant, filed as Exhibit
     10.19 of the 1981 Form 10-K Exhibit 10.19 which exhibit is hereby incorporated by reference.

10.3 Kaneb Services, Inc. Savings Investment Plan filed as Exhibit 4.10 to the exhibits of Registrant's Form S-8 Registration Statement (S.E.C. File No. 33-41295), which exhibit is hereby incorporated by reference.

10.4 Form of Indemnification Assurance Agreement entered into by the Registrant with the directors, filed as Exhibit 10.33 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1986, which exhibit is hereby incorporated by reference.

10.5 Purchase Contract dated November 20, 1992 for the sale of the share capital of KAB between the Treuhandanstalt and Furmanite Holding GmbH together with Kaneb Services, Inc. as a limited guarantor, filed as Exhibit 10.2 to the exhibits of Registrant's report on Form 8-K dated January 29, 1993 which exhibit is incorporated herein by reference.

10.6 Sale Contract dated February 27, 1994 for the disposition of the share capital of KAB between KAB Holding GmbH (formerly Furmanite Holding GmbH), the Treuhandanstalt and the Registrant, filed as Exhibit 10.6 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.7 STS Agreement and Plan of Merger dated December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 to the exhibits of Registrant's report on Form 8-K dated March 2, 1993, which exhibit is incorporated herein by reference.

10.8 Amended and Restated Loan Agreement dated May 1, 1991 between Furmanite PLC, Bank of Scotland and certain Banks, filed herewith.

10.9 Amended and Restated Senior Secured Increasing Rate Promissory Note dated July 2, 1993 between the Registrant and the Bank of Scotland, filed herewith.

10.10 Pledge and Proxy Agreement dated October 11, 1993, between the Registrant and Texas Commerce Bank, National Association, filed as Exhibit 10.9 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.11 Pledge and Security Agreement dated October 11, 1993 between Kaneb Pipe Line Company and Texas Commerce Bank, National Association, filed as
      Exhibit 10.10 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.12 Note Purchase Agreement dated December 22, 1994. Said document is on file as Exhibit 10.2 of the exhibits to Registrant's report on Form 8-K filed on March 13, 1995, and said exhibit is hereby incorporated by reference.

10.13 Restated Credit Agreement dated December 22, 1994 between Kaneb Pipe Line Operating Partnership, L.P., Texas Commerce Bank National Association, and certain Lendors, filed herewith.

10.14 Agreement for Sale and Purchase of Assets dated February 19, 1995 by and among Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P.. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

10.15 Kaneb Services, Inc. 1994 Stock Incentive Plan filed as Exhibit 4.12 to the exhibits of Registrant's Form S-8 Registration Statement (S.E.C. File No. 33-54027), which exhibit is hereby incorporated by reference.

21    List of subsidiaries of the Registrant, filed herewith.

23    Consent of independent auditors:  Price Waterhouse, filed herewith.

24    Powers of Attorney, filed herewith.

27    Financial Data Schedule, filed herewith.

  Certain instruments respecting long-term debt of the Registrant have been omitted pursuant to instructions as to Exhibits. The Registrant agrees to furnish copies of any of such instruments to the Commission upon request.

(B)    REPORTS ON FORM 8-K - NONE.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KANEB SERVICES, INC.

                                      By:   JOHN R. BARNES
                                            ---------------------
                                            (John R. Barnes)
                                      President and Chief Executive Officer
                                            Date:  March 30, 1995

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services, Inc. and in the capacities and on the date indicated.

          Signature                           Title                       Date
          ---------                           -----                       ----

Principlal Executive Officer

     JOHN R. BARNES
    --------------------
    (John R. Barnes)                President, Chief Executive         March 30, 1995
                                       Officer and Director

Principal Accounting Officer

     TONY M. REGAN
    -------------------
    (Tony M. Regan)                         Controller                 March 30, 1995


Directors

     SANGWOO AHN
    ---------------------
    (Sangwoo Ahn)                           Director                   March 30, 1995

     JOHN R. BARNES
    --------------------
    (John R. Barnes)                        Director                   March 30, 1995

     C.E. BENTLEY
    --------------------
    (C.E. Bentley)                          Director                   March 30, 1995

     PRESTON A. PEAK
    --------------------
    (Preston A. Peak)                       Director                   March 30, 1995

     RALPH A. REHM
    --------------------
    (Ralph A. Rehm)                         Director                   March 30, 1995

     JAMES R. WHATLEY
    --------------------
    (James R. Whatley)                      Director                   March 30, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Kaneb Services, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 16 present fairly, in all material respects, the financial position of Kaneb Services, Inc. and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1992.



PRICE WATERHOUSE LLP

Dallas, Texas
March 22, 1995

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------

                                                                    Year Ended December 31,
                                                   ----------------------------------------------------------
                                                         1994                1993                  1992
                                                   -----------------   -----------------    -----------------
Revenues                                           $     208,722,000   $     198,549,000    $     176,703,000
                                                   -----------------   -----------------    -----------------

Costs and expenses:
  Operating costs                                        159,913,000         153,231,000          144,287,000
  Depreciation and amortization                           12,807,000          11,655,000           11,254,000
  Furmanite reorganization charge                              -                   -                1,800,000

  General and administrative                               4,038,000           4,133,000            4,751,000
                                                   -----------------   -----------------    -----------------
     Total costs and expenses                            176,758,000         169,019,000          162,092,000
                                                   -----------------   -----------------    -----------------

Operating income                                          31,964,000          29,530,000           14,611,000
Interest income                                              446,000             307,000              384,000
Other income (expense)                                      (251,000)           (514,000)           1,236,000
Interest expense                                         (13,752,000)        (13,559,000)         (13,768,000)
Amortization of excess of cost over
 fair value of net assets of acquired
 business                                                 (1,846,000)         (1,845,000)          (1,844,000)
                                                   -----------------   -----------------    -----------------

Income from continuing operations
 before minority interest, income
 taxes, and gain on issuance of units
 by partnership                                           16,561,000          13,919,000              619,000
Minority interest in net income                          (12,567,000)        (10,989,000)          (8,029,000)
Income tax benefit (expense)                              (1,959,000)         (1,898,000)           1,878,000
Gain on issuance of units by partner-
 ship                                                          -              15,122,000                -
                                                   -----------------   -----------------    -----------------

Income (loss) from continuing
 operations                                                2,035,000          16,154,000           (5,532,000)
Gain from discontinued operations                              -                   -                  996,000
Cumulative effect of change in
 accounting principle                                          -                   -                  742,000
                                                   -----------------   -----------------    -----------------
Net income (loss)                                          2,035,000          16,154,000           (3,794,000)
Dividends applicable to preferred stock                    1,489,000           1,451,000            1,678,000
                                                   -----------------   -----------------    -----------------
Net income (loss) applicable to common
 stock                                             $         546,000   $      14,703,000    $      (5,472,000)
                                                   =================   =================    =================

Earnings (loss) per common share - primary
 and fully diluted:
   Continuing operations                           $             .02   $             .46    $            (.22)
   Discontinued operations                                     -                   -                      .03
   Cumulative effect of change in accounting
    principle                                                  -                   -                      .02
                                                   -----------------   -----------------    -----------------
                                                   $             .02   $             .46    $            (.17)
                                                   =================   =================    =================

Weighted average number of common shares
 outstanding                                              32,664,000          31,866,000           31,697,000
                                                   =================   =================    =================

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------

                                                                     December 31,
                                                            -------------------------------
        ASSETS                                                    1994          1993
                                                            --------------   --------------
Current assets:
  Cash and cash equivalents                                 $    9,506,000   $   24,327,000
  Short-term investments                                         1,020,000            -
  Accounts receivable, trade (net of allowance for
   doubtful accounts of $854,000 in 1994 and
   $769,000 in 1993)                                            25,851,000       27,300,000
 Inventories                                                     6,110,000        6,189,000
 Prepaid expenses and other current assets                       5,497,000        3,209,000
                                                            --------------   --------------
     Total current assets                                       47,984,000       61,025,000
                                                            --------------   --------------

Property and equipment                                         255,032,000      234,368,000
Less accumulated depreciation
 and amortization                                               91,490,000       81,085,000
                                                            --------------   --------------
Net property and equipment                                     163,542,000      153,283,000
                                                            --------------   --------------


Excess of cost over fair value of net assets of
 acquired business                                              66,876,000       68,722,000
                                                            --------------   --------------
Other assets                                                     5,811,000        4,442,000
                                                            --------------   --------------
                                                            $  284,213,000     $287,472,000
                                                            ==============   ==============
     LIABILITIES AND EQUITY
Current liabilities:
  Current portion of long-term debt                         $   60,101,000   $   12,461,000
  Accounts payable                                              10,262,000       10,414,000
  Accrued expenses                                              10,836,000       10,970,000
  Accrued distribution payable                                   4,021,000        3,995,000
  Accrued compensation and benefits                              3,651,000        5,439,000
  Accrued interest                                               1,910,000        1,904,000
                                                            --------------   --------------
     Total current liabilities                                  90,781,000       45,183,000
                                                            --------------   --------------

Long-term debt, less current portion                           103,376,000      152,678,000
                                                            --------------   --------------
Net liabilities of discontinued operations                       3,914,000        4,606,000
                                                            --------------   --------------
Deferred income taxes and other liabilities                      5,565,000        4,939,000
                                                            --------------   --------------
Minority interest                                               61,733,000       65,205,000
                                                            --------------   --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, without par value                        $   14,085,000   $   13,707,000
  Common stock, without par value.  Authorized
   60,000,000 shares; issued 36,428,823 shares
   in 1994 and 36,410,264 in 1993                                4,224,000        4,222,000
   Additional paid-in capital                                  198,736,000      201,976,000
  Accumulated deficit                                         (175,772,000)    (176,318,000)
  Treasury stock, at cost                                      (23,435,000)     (28,755,000)
   Cumulative foreign currency translation adjustment            1,006,000           29,000
                                                            --------------   --------------
     Total stockholders' equity                                 18,844,000       14,861,000
                                                            --------------   --------------
                                                            $  284,213,000   $  287,472,000
                                                            ==============   ==============

                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                                            Year Ended December 31,
                                                                  -------------------------------------------
                                                                      1994            1993            1992
                                                                  -------------   ------------   ------------
Operating Activities:
  Net income (loss)                                               $   2,035,000   $ 16,154,000   $ (3,794,000)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                                   12,807,000     11,655,000     11,254,000
     Amortization of excess of cost over net assets
      acquired                                                        1,846,000      1,845,000      1,844,000
     Minority interest in net income                                 12,567,000     10,989,000      8,029,000
     Deferred income taxes                                              457,000        357,000          -
     Settlement of foreign tax liability                                  -              -         (1,859,000)
     Gain on issuance of units by partnership                             -        (15,122,000)         -
     Gain from discontinued operations                                    -              -           (996,000)
     Cumulative effect of change in accounting
      principle                                                           -              -           (742,000)
     Changes in current assets and liabilities:
       Short-term investments                                        (1,020,000)         -              -
       Accounts receivable, net                                       1,449,000      3,931,000      5,948,000
       Inventories                                                       79,000      1,196,000      3,077,000
       Prepaid expenses and other current assets                     (2,288,000)    (1,127,000)      (486,000)
       Accounts payable and accrued expenses                         (2,042,000)     1,002,000     (3,092,000)
                                                                  -------------   ------------   ------------
     Net cash provided by operating activities                       25,890,000     30,880,000     19,183,000
                                                                  -------------   ------------   ------------
Investing Activities:
  Capital expenditures                                              (22,505,000)   (11,028,000)   (12,082,000)
  Acquisition of Support Terminal Services, Inc.                          -        (62,677,000)    (2,500,000)
  Proceeds from sale of assets                                            -              -          2,200,000
  Decrease in other assets, net                                       1,975,000      3,185,000        407,000
                                                                  -------------   ------------   ------------
    Net cash used in investing activities                           (20,530,000)   (70,520,000)   (11,975,000)
                                                                  -------------   ------------   ------------

Financing Activities:
  Issuance of long-term debt                                         55,669,000    110,261,000      6,073,000
  Payments on long-term debt and purchases                          (57,588,000)   (93,894,000)    (7,913,000)
  Minority interest distributions                                   (16,168,000)   (13,682,000)   (11,160,000)
  Preferred stock dividends paid                                     (1,402,000)    (1,451,000)    (1,504,000)
  Net proceeds from issuance of units by partnership                      -         53,159,000          -
                                                                  -------------   ------------   ------------
    Net cash provided by (used in) financing activities             (19,489,000)    54,393,000    (14,504,000)
                                                                  -------------   ------------   ------------
Cash provided by (used in) discontinued operations                     (692,000)    (1,022,000)       391,000
                                                                  -------------   ------------   ------------
Increase (decrease) in cash and cash equivalents                    (14,821,000)    13,731,000     (6,905,000)
Cash and cash equivalents at beginning of year                       24,327,000     10,596,000     17,501,000
                                                                  -------------   ------------   ------------
Cash and cash equivalents at end of year                          $   9,506,000   $ 24,327,000   $ 10,596,000
                                                                  =============   ============   ============

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                                                                         Foreign
                                            Preferred      Common        Additional      Accumulated      Treasury       Currency
                                              Stock        Stock       Paid-In Capital     Deficit          Stock      Translation
                                           ------------  ------------  ---------------  --------------  -------------  ------------

BALANCE AT JANUARY 1, 1992                 $ 16,152,000  $ 4,203,000   $   203,367,000  $ (185,549,000) $ (32,113,000) $  1,179,000

  Net loss for the year                           -            -                 -          (3,794,000)             -         -
  Common stock issued                             -            5,000          (125,000)          -            436,000         -
  Preferred stock dividends declared              -            -                 -          (1,678,000)             -         -
  Amortization of deferred compensation           -            -                26,000           -                  -         -
  Conversion of Series D preferred stock        (83,000)       2,000            81,000           -                  -         -
  Foreign currency translation adjustment    (1,952,000)       -                 -               -                  -    (1,676,000)
                                           ------------  ------------  ---------------  --------------  -------------  -------------


BALANCE AT DECEMBER 31, 1992               $ 14,117,000  $ 4,210,000   $   203,349,000   $(191,021,000)  $(31,677,000) $   (497,000)


  Net income for the year                         -            -                 -          16,154,000          -             -
  Common stock issued                             -            7,000        (1,575,000)          -          2,922,000         -
  Preferred stock dividends declared              -            -                 -          (1,451,000)         -             -
  Conversion of Series D preferred stock       (207,000)       5,000           202,000           -              -             -
  Foreign currency translation adjustment      (203,000)       -                 -               -              -           526,000
                                           ------------  ------------  ---------------  --------------  -------------  -------------

BALANCE AT DECEMBER 31, 1993               $ 13,707,000  $ 4,222,000   $   201,976,000  $ (176,318,000) $ (28,755,000) $     29,000

  Net income for the year                                                                    2,035,000
  Common stock issued                             -                         (3,325,000)          -          5,320,000         -
  Preferred stock dividends declared              -            -                 -          (1,489,000)         -             -
  Conversion of Series D preferred stock        (87,000)       2,000            85,000           -              -             -
  Foreign currency translation adjustment       465,000        -                 -               -              -           977,000
                                           ------------  -----------   ---------------   -------------   ------------    ----------

 BALANCE AT DECEMBER 31, 1994              $ 14,085,000  $ 4,224,000   $   198,736,000   $(175,772,000)  $(23,435,000)   $1,006,000
                                           ============  ===========   ===============   =============   ============    ==========


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following significant accounting policies are followed by Kaneb Services, Inc. (the "Company") and its subsidiaries in the preparation of financial statements.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the pipeline operations of KPP through its two percent general partner interest and also owns a 52% majority limited partner interest. All significant intercompany transactions and balances are eliminated in consolidation.

    SEGMENT INFORMATION

    The Company provides specialized industrial services through its industrial services segment to an international client base that includes oil refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. The Company also provides pipeline and terminaling services through its 2,075 mile integrated pipeline and specialized terminaling and storage facilities.

    CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

    The Company's policy is to invest cash in highly liquid investments with maturities of three months or less, upon acquisition. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments and are carried at cost, which approximates market value.

    INVENTORIES

    Inventories consist primarily of finished goods of the industrial services segment and are valued at the lower of average cost or market. Cost is determined using the weighted average cost method.

    PROPERTY AND EQUIPMENT

    Property and equipment are carried at original cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed.

    Depreciation of property and equipment is provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets. The rates used for pipeline and storage facilities, which are subject to regulation, are the same as those promulgated by the Federal Energy Regulatory Commission.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

    REVENUE RECOGNITION

    Substantially all revenues are recognized when services to unaffiliated customers have been rendered. Pipeline transportation revenues are recognized upon receipt of the products into the pipeline system.

    EARNINGS PER SHARE

    Earnings per common share data have been computed by dividing income applicable to common stock by the weighted average number of shares outstanding during each period. The effect of common stock equivalents and other potentially dilutive securities on such computation was anti-dilutive for each period.

    FOREIGN CURRENCY TRANSLATION

    The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statements of income.

    EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF ACQUIRED BUSINESS

    The excess of the purchase price of Furmanite, PLC over the fair value of the net assets acquired is being amortized over a period of 40 years. Accumulated amortization was $6.6 million and $4.8 million at December 31, 1994 and 1993, respectively.

2.  MANAGEMENT PLANS

    The Company has $53.2 million of long-term debt that matures during 1995 which has been included in current liabilities as of December 31, 1994. As a result, the Company's balance sheet shows a working capital deficiency of $42.8 million as of December 31, 1994. After an extensive review of various repayment and refinancing alternatives, the Board of Directors, on March 21, 1995, authorized the management of the Company to pursue the sale of up to
    3.5 million of the Preference Units it holds in Kaneb Pipe Line Partners, L.P. ("KPP"). Management is in discussions with underwriters regarding a public offering of these securities and expects to raise the funds required to repay these obligations prior to their maturity.

    The Company controls the pipeline and terminaling operations of KPP through its two percent general partner interest and it currently owns a 52% limited partner interest. The sale of 3.5 million Preference Units would reduce the Company's limited partner interest to 31%, but it would not affect the Company's control of the operations of KPP. The excess of the net proceeds from the sale of these Preference Units over their nominal book basis of $4.37 per Preference Unit will be recorded as a gain in the Company's 1995 statement of income.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.  ACQUISITIONS, DISPOSITIONS AND SUBSEQUENT EVENTS

    Effective February 24, 1995, the Company, through KPP, acquired the refined petroleum product pipeline assets of Wyco Pipe Line Company ("Wyco") for $27.1 million. The acquisition was financed by the issuance of first mortgage notes to three insurance companies. The notes are due February 24, 2002 and bear interest at the rate of 8.37% per annum. The acquisition will be accounted for as a purchase and, accordingly, the results of operations of Wyco will be included in the Partnership's consolidated statement of income subsequent to the date of acquisition.

    In February 1995, the Company completed the sale of certain unprofitable Furmanite operations in eastern Germany. These general maintenance projects were acquired in 1991, 1992 and 1993 as the former East Germany was privatized by the German government. As economic conditions in eastern Germany worsened considerably in 1994, the Company elected to close one project and sell the remaining projects. Losses from the operations of these projects and the sale aggregated approximately $3.5 million in 1994.

    Effective March 1, 1993, KPP acquired Support Terminal Services, Inc. ("ST"), a petroleum products and specialty liquids storage and terminaling company headquartered in Dallas, Texas, for approximately $65 million. The acquisition was accounted for as a purchase, and accordingly, the Company's consolidated statements of income include the results of operations of ST since March 1, 1993. In connection with the acquisition, KPP borrowed $65 million from a group of banks. In April, 1993 KPP sold 2.25 million Senior Preference Units ("SPU") in a secondary public offering at $25.25 per unit and used $50.8 million of the proceeds from this offering to repay a portion of the ST acquisition debt. As a result of KPP issuing additional units to unrelated parties, the Company's pro rata share of the net assets of KPP increased by $22.4 million. The Company recognized a gain of $15.1 million and consistent with the accounting treatment of the initial SPU offering in 1989, deferred $7.3 million of the gain. The unamortized portion of the deferred gains which totaled $6.8 million, $10.4 million and $6.5 million at December 31, 1994, 1993 and 1992, respectively, are included as minority interest on the balance sheet and are being amortized using the straight-line method through 1996.

4.  INCOME TAXES AND ACCOUNTING CHANGE

    In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company adopted this new accounting standard in the first quarter of 1992 and reported the cumulative effect of the change in method of accounting for income taxes as a benefit of $742,000 or $.02 per share. Under SFAS No. 109, the Company has recorded deferred tax assets of approximately $108 million and $113 million as of December 31, 1994 and 1993, respectively, primarily relating to the Company's domestic net operating loss carryforwards and investment tax credit carryforwards, offset by a valuation reserve of the same amount. In 1994 and 1993, the Company reduced its valuation allowance by $4.8 million and $2.7 million, respectively, primarily due to the utilization of domestic net operating loss carryforwards and the expiration of investment tax credit carryforwards.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

    Income (loss) from continuing operations before income tax expense is made up of the following components:

                                               Year Ended December 31,
                                       ----------------------------------------
                                           1994          1993          1992
                                       ------------  ------------  ------------

    Income from domestic operations    $  8,686,000  $ 21,324,000  $  2,118,000
    Loss from foreign operations         (4,692,000)   (3,272,000)   (9,528,000)
                                       ------------  ------------  ------------
                                       $  3,994,000  $ 18,052,000  $ (7,410,000)
                                       ============  ============  ============

    Income tax expense (benefit) is made up of the following components:


    Year Ended
    December 31,        Federal        Foreign         State         Total
    ------------     -------------  -------------  -------------  -------------

    1994:
     Current         $     326,000  $     488,000  $     688,000  $   1,502,000
     Deferred              313,000         (1,000)       145,000        457,000
                     -------------  -------------  -------------  -------------
                     $     639,000  $     487,000  $     833,000  $   1,959,000
                     =============  =============  =============  =============

    1993:
     Current         $     137,000  $    354,000   $   1,050,000  $   1,541,000
     Deferred              313,000        44,000           -            357,000
                     -------------  -------------  -------------  -------------
                     $     450,000  $    398,000   $   1,050,000  $   1,898,000
                     =============  =============  =============  =============

    1992:
     Current         $       -      $ (2,469,000)  $     723,000  $  (1,746,000)
     Deferred                -          (132,000)          -           (132,000)
                     -------------  ------------   -------------  -------------
                     $       -      $ (2,601,000)  $     723,000  $  (1,878,000)
                     =============  ============   =============  =============

Deferred income tax provisions (benefits) result from temporary differences between the tax basis of assets (principally fixed assets) and liabilities of foreign subsidiaries and certain domestic subsidiaries not included in the Company's consolidated federal tax return, and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

    The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before income taxes for the years 1994, 1993 and 1992 were as follows:

                                                               Year Ended December 31,
                                           ----------------------------------------------------------------
                                                   1994                 1993                    1992
                                           --------------------  --------------------  --------------------
                                              Amount       %        Amount       %        Amount       %
                                           ------------  ------  ------------  ------  ------------  ------

    Tax expense (benefit) at statutory
     rates                                 $  1,398,000    35.0  $  6,318,000    35.0  $ (2,519,000)  (34.0)
    Increases (decrease) in taxes
     resulting from:
       Domestic loss carryforward
        adjustments                          (2,110,000)  (52.8)   (1,353,000)   (7.5)    2,555,000    34.5
       State income taxes, net                  541,000    13.5       683,000     3.8       477,000     6.4
       Foreign losses not benefited
        and foreign income taxes              2,130,000    53.3     1,543,000     8.5      (532,000)   (7.2)
       Non-taxable gain from issuance of
        units                                     -          -     (5,293,000)  (29.3)         -         -
       Settlement of foreign tax liability        -          -           -         -     (1,859,000)  (25.0)
                                           ------------  ------  ------------  ------  ------------  ------
       Tax expense (benefit)               $  1,959,000    49.0  $  1,898,000    10.5  $ (1,878,000)  (25.3)
                                           ============  ======  ============  ======  ============  ======

    At December 31, 1994, the Company had the following domestic tax attribute carryforwards expiring in the years indicated:

         Year of                             Net Operating       Investment
        Expiration                              Losses           Tax Credits
        ----------                          --------------       -----------

          1995                                     -             $  1,387,000
          1996                                     -                1,813,000
          1997                              $   35,662,000          2,483,000
          1998                                   3,971,000          4,319,000
          1999                                   7,820,000          2,171,000
          2000                                  23,640,000          1,786,000
          2001                                  74,841,000              -
          2002                                  64,553,000              -
          2003                                  22,049,000              -
          2005                                  16,866,000              -
          2006                                  17,508,000              -
          2007                                   3,038,000              -
                                            --------------       ------------
                                            $  269,948,000       $ 13,959,000
                                            ==============       ============

    The amounts shown above that expire in the years 1995 through 1998 represent the operating losses and investment tax credits acquired in the acquisition of Moran Energy, Inc. and its subsidiaries and it is unlikely that the Company will be able to utilize these tax carryforwards in the future. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the tax carryforwards which could be utilized.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

5.  RETIREMENT PLANS

    The Company has a defined contribution benefit plan which covers substantially all domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $.9 million, $.6 million and $.5 million for 1994, 1993 and 1992, respectively.

    One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally the employee contributes 5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The valuation of the U.K. Plan was performed as of November 1, 1994. Net pension cost for the U.K. Plan included the following components:


                                                               Year Ended December 31,
                                                       ---------------------------------------
                                                           1994          1993         1992
                                                       -----------   -----------   -----------

    Service cost for benefits earned during
     during the period                                 $ 1,290,000   $ 1,232,000   $ 1,568,000
    Interest cost on projected benefit
     obligations                                         1,267,000     1,253,000     1,289,000
    Actual return on plan assets                          (180,000)   (3,785,000)     (585,000)
    Net amortization and deferral                       (1,663,000)    2,530,000      (686,000)
                                                       -----------   -----------   -----------
    Net pension cost                                   $   714,000   $ 1,230,000   $ 1,586,000
                                                       ===========   ===========   ===========

    Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 9% for 1994, 7.5% for 1993 and 9% for 1992, an expected long-term rate of return on assets of 9% for 1994, 1993 and 1992 and a rate of increase in compensation levels of 6.0% for 1994, 5.5% for 1993 and 7% for 1992.

    The funded status of the  U.K. Plan is as follows:

                                                                          December 31,
                                                                  -----------------------------
                                                                      1994            1993
                                                                  -------------   -------------
    Actuarial present value of accumulated benefit
     obligations (all vested)                                     $  14,988,000   $  15,575,000
                                                                  =============   =============
    Actuarial present value of projected benefit obligations        (15,550,000)    (17,751,000)
    Plan assets at fair value                                        18,869,000      17,266,000
    Unrecognized net gain                                            (6,212,000)     (2,300,000)
    Unrecognized prior service cost                                     382,000           -
                                                                  -------------   -------------
    Net pension liability recorded in other liabilities           $  (2,511,000)  $  (2,785,000)
                                                                  =============   =============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

6.  PROPERTY AND EQUIPMENT

    The cost of property and equipment is as follows:

                                                               December 31,
                                                       ----------------------------
                                                           1994           1993
                                                       -------------  -------------

    Industrial services                                $  30,758,000  $  28,639,000
    Pipeline and terminaling services                    214,556,000    195,048,000
    General corporate                                      3,762,000      3,699,000
    Other                                                  5,956,000      6,982,000
                                                       -------------  -------------
                                                       $ 255,032,000  $ 234,368,000
                                                       =============  =============

    Equipment acquired under capital leases and included in the cost of property and equipment is as follows:

                                                             December 31,
                                                       ----------------------------
                                                           1994           1993
                                                       -------------  -------------

    Pipeline and terminaling services equipment (a)    $  21,901,000  $  21,632,000
    Less accumulated depreciation                          7,632,000      7,022,000
                                                       -------------  -------------
    Net equipment acquired under capital lease         $  14,269,000  $  14,610,000
                                                       =============  =============
    Industrial services equipment                      $   5,864,000  $   5,078,000
    Less accumulated depreciation                          3,695,000      2,729,000
                                                       -------------  -------------
    Net equipment acquired under capital lease         $   2,169,000  $   2,349,000
                                                       =============  =============

    (a) The capital lease is secured by certain pipeline equipment and the Company has recorded its option to purchase this equipment at the termination of the lease.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

7.  DEBT

    Debt is summarized as follows:

                                                                     December 31,
                                                             ---------------------------------
                                                                   1994             1993
                                                              ---------------  ---------------
    Senior debt:
      KPP 8.05% mortgage notes due 2001                           $33,000,000    $      -
      Credit facility of foreign subsidiaries due through 2001     25,159,000     25,776,000
      Term loan due in 1995                                        10,000,000     10,000,000
      8.85% convertible notes due in 1998                           6,000,000      6,000,000
      Line of credit of a domestic subsidiary expiring in 1995      3,060,000      2,000,000
      Various notes of foreign subsidiaries ranging from
       6.75% to 12% due through 1996                                  331,000        991,000
      Bank note at prime paid in 1994                                    -           381,000
      KPP term loan refinanced in 1994                                   -        32,500,000
    Obligations under capital leases                               14,064,000     15,628,000
    Subordinated debt:
      8% convertible subordinated debentures due 1995              43,186,000     43,186,000
      8.75% convertible subordinated debentures due
       through 2008                                                23,666,000     23,666,000
      11.5% subordinated debentures due through 1998                5,011,000      5,011,000
                                                              ---------------  -------------
      Total debt                                                  163,477,000    165,139,000
      Less current portion                                         60,101,000     12,461,000
                                                              ---------------  -------------
      Long-term debt, less current portion                       $103,376,000   $152,678,000
                                                              ===============  =============

    In 1994, KPP, through a wholly-owned subsidiary, issued $33 million of first mortgage notes to a group of insurance companies. The notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, a wholly-owned subsidiary of KPP entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through November 30, 1997. The credit facility bears interest at variable rates and has a commitment fee of .2% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1994. The notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of KPP and contain certain financial and operational covenants.

    During 1991, a wholly-owned subsidiary of the Company obtained a $50.5 million multicurrency credit facility from an international banking syndicate. The proceeds of the loan were applied to the acquisition of Furmanite and to refinance certain Furmanite obligations of approximately $30 million. This credit facility is secured by all of the tangible assets of the industrial services group (except those assets in Germany) without recourse to the Parent Company and bears interest at the Company's option at LIBOR or a "Base Rate" (as defined). The credit facility contains a number of financial covenants and restricts the subsidiary from paying dividends to the Parent Company. The credit facility bears a commitment fee equal to one-half of one-percent per annum on unutilized amounts. In December 1994, the subsidiary entered into an agreement with the banking syndicate which extended the maturity date until 2001 and reduced the interest rates. In 1993, the Company entered into a $10 millon term loan with a bank which was used to repay a portion of the multicurrency credit facility of

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

    foreign subsidiaries. The term loan is due in September 1995 and bears interest at prime plus varying margins and is secured by the Company's ownership interest in its industrial services company in Germany.

    The 8.85% senior note is convertible into shares of the Company's common stock at a conversion price of $6.00 per share. In 1993, a wholly-owned subsidiary of the Company entered into a $5 million revolving credit facility expiring in June 1995. The credit facility is collateralized by a portion of the Company's ownership interest in KPP.

    The 8% and the 8.75% subordinated debentures are convertible into shares of the Company's Common Stock at a conversion price of $23.32 and $17.54 per share, respectively. The Company has satisfied the sinking fund requirements on its 11.5% and 8.75% subordinated debentures through 1995 and 2000, respectively.

    Annual sinking fund requirements and debt maturities, including capital leases, are $60.1 million, $3.8 million, $3.9 million, $19.2 million and $1.6 million for each of the five years ending December 31, 1999. The 8.75% and 11.5% subordinated debentures and the 8.85% convertible notes are debts of the Parent Company and the 8% subordinated debentures are guaranteed by the Parent Company. See "Management Plans" in Note 2.

8.  CAPITAL STOCK

    The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:


                                                                        Common Stock
                                                           --------------------------------------
                                              Preferred                  Held In
                                            Stock Issued     Issued      Treasury     Outstanding
                                            -------------  ----------  -------------  -----------

    BALANCE AT JANUARY 1, 1992               1,604,311     36,248,868     4,597,237    31,651,631

    Stock options exercised                     -              40,000        -             40,000
    Conversion of Series D preferred            (8,789)        14,862        -             14,862
    Common shares issued                        -                 193       (62,247)       62,440
                                            ----------     ----------  ------------   -----------

    BALANCE AT DECEMBER 31, 1992             1,595,522     36,303,923     4,534,990    31,768,933

    Stock options exercised                     -              61,000        -             61,000
    Conversion of Series D preferred           (26,268)        44,413        -             44,413
    Common shares issued                        -                 928      (417,433)      418,361
                                            ----------     ----------  ------------   -----------

    BALANCE AT DECEMBER 31, 1993             1,569,254     36,410,264     4,117,557    32,292,707

    Conversion of Series D preferred           (10,880)        18,398        -             18,398
    Common shares issued                        -                 161      (759,942)      760,103
                                            ----------     ----------  ------------   -----------
    BALANCE AT DECEMBER 31, 1994             1,558,374     36,428,823     3,357,615    33,071,208
                                            ==========     ==========  ============   ===========

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

    The Company has stock option plans for officers, directors and key employees. The options granted under these plans generally expire ten years from date of grant. The options were granted at prices greater than or equal to the market price at the date of grant. At December 31, 1994, options on 1,496,436 shares at prices ranging from $1.50 to $8.50 were outstanding, of which 1,170,189 were exercisable at prices ranging from $1.50 to $8.50.

    SERIES A PREFERRED STOCK

    The Company has 567,950 shares of its Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") with a stated value of $10 per share outstanding at December 31, 1994. Dividends accrue quarterly at the applicable U.S. Treasury rate plus 2.00 percentage points (200 basis points) ("Applicable Rate"), but will in no event be less than 7.5% per annum or greater than 14% per annum. If dividends are in arrears for two or more quarters, additional dividends accrue on all dividends in arrears at a rate equal to the Applicable Rate plus 25 basis points for each quarter dividends are in arrears (but not more than the lesser of 14% per annum or 300 basis points more than the Applicable Rate). If unpaid accrued dividends exist with respect to eight or more quarters, the holders of the Series A Preferred may elect individually to require the Company to redeem their shares at a price of $12 per share plus dividends in arrears. No such arrearages existed as of December 31, 1994, 1993 and 1992. The Company, at its option, may redeem shares at any time at a price of $12 per share (reduced ratably to $10 over 15 years unless unpaid accrued dividends exist with respect to eight or more quarters) plus accrued and unpaid dividends thereon.

    SERIES B PREFERRED STOCK

    On March 26, 1988, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of Common Stock to stockholders of record on April 19, 1988. Each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $10, subject to adjustment. The Rights will not separate from the Common Stock or become exercisable until a person or group either acquires beneficial ownership of 20% or more of the Company's Common Stock or commences a tender or exchange offer that would result in ownership of 30% or more, whichever occurs earlier. The Rights, which expire on April 19, 1998, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.05 per Right. At December 31, 1994, 1993 and 1992 there were no Series B Preferred shares outstanding.

    SERIES C PREFERRED STOCK

    In April 1991, the Company authorized 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series C ("Series C Preferred") which has a preference value of $1.00 per share and which is only entitled to a dividend if the value of the Company's Common Stock increases. The Series C Preferred, as an entire class, is entitled to an annual dividend commencing January 1, 1992, equal to 1/2 of 1% (proportionately reduced for authorized but unissued shares in the class) of the increase in the average per share market value of the Company's Common Stock during the year preceding payment of the dividend, over $4.79 (the average per share market value of the Company's Common Stock during 1990) multiplied by the average number of shares of Common Stock outstanding. The Series C Preferred has

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

    mandatory redemption requirements in the event of certain types of corporate reorganizations and may be redeemed at the option of the Company during the first 60 days of each year commencing 1994. The redemption price is the sum of (i) one divided by the average annual yield of all issues of preferred stock listed on the New York Stock Exchange during the calendar year preceding the date of the redemption period times the average dividend for the two most recent years plus (ii) a pro rata portion of the prior year's dividend based upon the number of elapsed days in the year of redemption plus (iii) any accrued and unpaid dividends. The Company may also repurchase the shares of a holder at such redemption price during the first 60 days following the year in which the holder first ceases to be an employee of the Company. A holder of the Series C Preferred may, at his option, require the Company to redeem his shares at 120% of such redemption price if the Company elects, within 10 days after the most recent dividend payment date, not to pay the accrued dividend. Upon liquidation, holders of the Series C Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. The Company granted 600 shares of Series C Preferred to certain officers in April 1991.

    SERIES D PREFERRED STOCK

    In conjunction with the acquisition of Furmanite, the Company issued 1,098,373 shares of its 12% Convertible Class A Preferred Stock, Series D ("Series D Preferred") with a stated value of 5.34 Pound Sterling ($8.36) per share. The Series D Preferred is not redeemable by the holder; however, each share is convertible at the option of the holder into 1.691 shares of the Company's Common Stock. During 1994, 1993 and 1992 10,880 shares, 26,268 shares and 8,789 shares were converted into 18,398 shares, 44,413 shares and 14,862 shares respectively, of the Company's Common Stock. The Company may redeem the Series D Preferred at its option at a price of 5.34 Pound Sterling ($8.36).

9. COMMITMENTS AND CONTINGENCIES

    The Company leases vehicles, office space, data processing equipment, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $3.5 million, $3.5 million and $3.4 million for the years 1994, 1993 and 1992, respectively.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------
    At December 31, 1994, minimum rental commitments under all capital leases and operating leases for future years are as follows:


                                                      Capital           Operating
                                                      Leases              Leases
                                                   ------------       ------------

            1995                                   $  4,168,000       $  2,543,000
            1996                                      3,622,000          1,902,000
            1997                                      3,515,000          1,212,000
            1998                                      7,518,000          1,004,000
            1999                                        167,000            864,000
            2000 and thereafter                            -             2,622,000
                                                   ------------       ------------
      Total minimum lease payments                   18,990,000       $ 10,147,000
      Less amounts representing interest              4,926,000       ============
                                                   ------------
      Present value of net minimum lease payments  $ 14,064,000
                                                   ============

    In October 1994, the Company settled two lawsuits filed in the 1980's by Kanland Associates and Panance Property Corporation that related to the Company's former office building in Sugar Land, Texas. One of these suits had alleged damages at more than $38 million plus prejudgment interest, legal fees, court costs and punitive damages. The settlement of these lawsuits was adequately reserved.

    In September 1987, Stephen R. Herbel and other named individuals doing business as Pinnacle Petroleum Company ("Pinnacle") filed a lawsuit in Mobile County, Alabama, against the Company and certain of its affiliates, Jim Walter Resources, Inc. and others, seeking damages of $9 million. Pinnacle asserted that its rights under a conventional oil and gas lease were violated by the execution of a subsequent coal mining lease covering the same property. In addition to monetary damages, Pinnacle also seeks a judgment from the Trial Court that it is the owner of all the gas under the property described in the conventional oil and gas lease, regardless of its origin, and that a unitization order be declared invalid. On July 28, 1989, the Trial Court ruled in favor of all defendants by granting summary judgment holding that Kaneb and the other defendants, as owners of the coal, also own and have the exclusive right to produce the coalbed gas, to the exclusion of the conventional oil and gas lessees. There remained factual disputes as to the characterization of all the gas produced from the property which were to be addressed in future hearings. On October 8, 1993, in a case involving Jim Walter Resources, but not the Company, based on similar facts, the Supreme Court of Alabama held that under certain circumstances coalbed methane is the property of the owner of the conventional oil and gas estate. In response thereto, the Trial Court scheduled a further evidentionary hearing to determine the impact of the Supreme Court on the Pinnacle case. In March 1995, all parties in this lawsuit reached an agreement to settle and release their claims against each other. Attorneys for the parties are presently preparing the legal documents related to the settlement, the Company's portion of which was adequately reserved.

    KPP makes quarterly distributions of 100% of its Available Cash (as defined in the Partnership Agreement) to holders of limited partnership units and KPL. Available Cash consists generally of all the cash receipts of the Partnership less all of its cash disbursements and reserves. KPP

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

    believes it will make distributions of Available Cash for each quarter of not less than $.55 per Senior Preference Unit ("Minimum Quarterly Distribution"), or $2.20 per Senior Preference Unit on an annualized basis for the foreseeable future. The Minimum Quarterly Distribution on the Senior Preference Units is cumulative and preferential to the partnership units held by the Company. Based on the 1994 results of KPP, approximately 42% of KPP's cash provided by operations was distributed to the Senior Preference Unitholders. The assets, other than Available Cash, cannot be distributed without a majority vote of the non-affiliated unitholders.

    The operations of KPP are subject to federal, state and local laws and regulations relating to protection of the environment. Although KPP believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP.

    The Company has other contingent liabilities (some of which allege substantial amounts of damages) resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

10. BUSINESS SEGMENT DATA

    Selected financial data pertaining to the operations of the Company's business segments is as follows:

                                                      Year Ended December 31,
                                              ----------------------------------------
                                                 1994           1993          1992
                                              ------------  ------------  ------------
    Revenues:
     Industrial services                      $118,196,000  $116,368,000  $125,670,000
     Pipeline and terminaling services          78,745,000    69,235,000    42,179,000
     Other                                      11,781,000    12,946,000     8,854,000
                                              ------------  ------------  ------------
                                              $208,722,000  $198,549,000  $176,703,000
                                              ============  ============  ============

    Operating income (loss):
     Industrial services before
      reorganization charge                   $  1,649,000  $  3,847,000  $  2,241,000
     Industrial services reorganization
      charge                                         -             -        (1,800,000)
     Pipeline and terminaling services          32,965,000    29,256,000    20,718,000
     General corporate                          (4,118,000)   (4,212,000)   (4,857,000)
     Other                                       1,468,000       639,000    (1,691,000)
                                              ------------  ------------  ------------
                                              $ 31,964,000  $ 29,530,000  $ 14,611,000
                                              ============  ============  ============

    Depreciation and amortization:
     Industrial services                      $  4,938,000  $  4,836,000  $  5,378,000
     Pipeline and terminaling services           7,257,000     6,135,000     4,124,000
     General corporate                              80,000        79,000       106,000
     Other                                         532,000       605,000     1,646,000
                                              ------------  ------------  ------------
                                              $ 12,807,000  $ 11,655,000  $ 11,254,000
                                              ============  ============  ============

    Capital expenditures (including
     capitalized leases):
      Industrial services                     $  2,783,000  $  2,637,000  $  6,809,000
      Pipeline and terminaling services         19,467,000     8,132,000     3,183,000
      General corporate                             63,000        70,000        15,000
      Other                                        192,000       189,000     2,075,000
                                              ------------  ------------  ------------
                                              $ 22,505,000  $ 11,028,000  $ 12,082,000
                                              ============  ============  ============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

                                                         December 31,
                                                ----------------------------------------
                                                    1994          1993          1992
                                                ------------  ------------  ------------

    Identifiable assets:
      Industrial services                       $117,911,000  $123,334,000  $126,800,000
      Pipeline and terminaling services          157,398,000   154,728,000    77,356,000
      General corporate                            3,937,000     4,520,000     6,569,000
      Other                                        4,967,000     4,890,000     5,123,000
                                                ------------  ------------  ------------

                                                $284,213,000  $287,472,000  $215,848,000
                                                ============  ============  ============

    Selected financial data pertaining to the operations in geographical areas is as follows:

                                                         Year Ended December 31,
                                                -----------------------------------------
                                                    1994        1993         1992
                                                ------------  ------------   ------------
    Revenues:
      United States                             $124,723,000  $114,989,000   $ 89,299,000
      United Kingdom                              36,291,000    30,508,000     37,655,000
      Continental Europe                          43,245,000    49,523,000     47,408,000
      Other                                        4,463,000     3,529,000      2,341,000

                                                ------------  ------------   ------------
                                                $208,722,000  $198,549,000   $176,703,000
                                                ============  ============   ============

    Operating income:
      United States                             $ 32,267,000  $ 26,787,000   $ 15,656,000
      United Kingdom                               1,916,000     1,108,000        329,000
      Continental Europe                          (3,339,000)      849,000     (1,675,000)
      Other                                        1,120,000       786,000        301,000
                                                ------------  ------------   ------------

                                                $ 31,964,000  $ 29,530,000   $ 14,611,000
                                                ============  ============   ============

                                                              December 31,
                                                -----------------------------------------
                                                    1994           1993           1992
                                                ------------  ------------    -----------
    Identifiable assets:
      United States                             $178,093,000  $177,393,000   $103,420,000
      United Kingdom                              91,676,000    91,575,000     92,808,000
      Continental Europe                          12,457,000    16,876,000     18,392,000
      Other                                        1,987,000     1,628,000      1,228,000
                                                ------------  ------------   ------------
                                                $284,213,000  $287,472,000   $215,848,000
                                                ============  ============   ============


11. DISCONTINUED OPERATIONS

    Since 1981, the Company has discontinued numerous business segments to reduce debt, increase cash and concentrate its activities towards ongoing operations. The operations of the offshore and onshore drilling, exploration and production, coal, general contracting, underground storage tank (UST) testing operations and engineering services segments are classified as discontinued operations in the Company's consolidated financial statements and

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

    related footnotes. The remaining net liabilities of the discontinued operations have been reclassified in the balance sheet from their traditional classifications to "Net liabilities of discontinued operations."

    During 1992, a claim from the discontinued general contracting operation was settled resulting in a $1.0 million gain. The Company also liquidated the remaining assets of the exploration and production operation resulting in a $.9 million gain which was included in other income. In 1992, as a result of the Company's review of the remaining reserves for discontinued operations, the Company determined there were excess reserves relating to the settlement of self-insured workers compensation and general liability claims of the discontinued drilling operations and accordingly, reduced these reserves by approximately $3.5 million. The Company reduced the carrying value of certain assets relating to electronic payment services for retail merchants which are no longer being actively marketed by $3.5 million.

    In January 1993, the Company completed the acquisition of Kraftwerks-und Anlagenbau AG ("Kraftwerks") from the Berlin Trusteeship Agency ("Treuhandanstalt"), the German agency created to privatize former East German state-owned companies. A subsidiary of the Company purchased Kraftwerks share capital for DM 1 million ($700,000) and committed to maintain certain employment and investment levels over a three year period, performance of which obligations was to be secured by shares of a new class of the Company's convertible preferred stock to be placed into escrow. Kraftwerks was engaged in providing engineering and construction services primarily to the power industry in Germany and eastern Europe. Due to substantial deterioration in the German economy, however, the Company believed that Kraftwerks would have been unlikely to achieve profitability without a corresponding reduction in its work force. Accordingly, in February 1994, the Company entered into an agreement granting it an option to sell the shares of Kraftwerks to the Treuhandanstalt or its designee. The Company exercised its option, and on March 17, 1994, the Treuhandanstalt repaid the Company's initial acquisition price of DM 1 million, unconditionally discharged the Company from all past and future performance obligations related to Kraftwerks, released the Company's convertible preferred shares from escrow and the capital stock of Kraftwerks was transferred to a designee of the Treuhandanstalt. Kraftwerks reported revenues of $70.7 million in 1993 and its operating losses of $28.6 million were offset by the amortization of the excess of net assets over the purchase price of Kraftwerks, accordingly there was no impact on the Company's income statement in 1993. The Company wrote off $.3 million of related acquisition costs, which is included in other expense on the income statement in 1993.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly operating results for 1994 and 1993 are summarized as follows:


                                                                 Quarters Ended
                                            --------------------------------------------------------
     1994:                                    March 31,        June 30,    September 30,   December 31,
                                            -------------   ------------   -------------   ------------
      Revenues                              $  50,687,000   $ 51,540,000   $  54,233,000   $ 52,262,000
                                            =============   ============   =============   ============
      Operating income                      $   7,004,000   $  8,392,000   $   9,102,000   $  7,466,000
                                            =============   ============   =============   ============

      Net income (loss)                     $    (399,000)  $  1,091,000   $   1,230,000   $    113,000
                                            =============   ============   =============   ============

      Earnings (loss) per
      common share                                 $(.02)           $.02            $.03          $(.01)
                                                   =====            ====            ====          =====
                                                                 Quarters Ended
                                            -----------------------------------------------------------
     1993:                                    March 31,       June 30,     September 30,    December 31,
                                            -------------   ------------   -------------   -------------
      Revenues                              $  41,285,000   $ 52,375,000   $  51,527,000   $  53,362,000
                                            =============   ============   =============   =============

      Operating income                      $   4,066,000   $  8,144,000   $   8,702,000   $   8,618,000
                                            =============   ============   =============   =============

      Net income (loss)                     $  (2,067,000)  $ 16,090,000   $   1,184,000   $     947,000
                                            =============   ============   =============   =============

      Earnings (loss) per
      common share                                  $(.08)          $.49            $.03            $.02
                                                    =====           ====            ====            ====

13. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company issued 18,398, 44,413 and 14,862 shares of its common stock upon conversion of 10,880, 26,268 and 8,789 shares of its Series D Preferred Stock in 1994, 1993 and 1992, respectively. The Company contributed 349,942, 197,433 and 62,247 shares of its common stock to its 401(k) Savings Plan in 1994, 1993 and 1992, respectively. The Company contributed 410,000 and 220,000 shares of its common stock to its subsidiary's defined benefit pension plan in 1994 and 1993, respectively.

    Supplemental information on cash paid during the period for:

                     1994            1993           1992
                  -----------    -----------    -----------
    Interest      $13,311,000    $13,405,000    $14,038,000
                  ===========    ===========    ===========
    Income taxes  $ 2,105,000    $   369,000    $   759,000
                  ===========    ===========    ===========

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS
--------------------------------------------------------------------------------

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of cash, cash equivalents, short-term investments and accounts receivable approximate their carrying amount due to the relatively short period to maturity of these instruments. The estimated fair value of all long-term debt (excluding capital leases) as of December 31, 1994 and 1993 was approximately $143 million and $145 million, respectively, as compared to the carrying value of $149 million and $150 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange.

    The Company does not believe that it has a significant concentration of credit risk at December 31, 1994, as approximately 71% of the Company's accounts receivable are from its industrial services segment located throughout the United States, the United Kingdom and Continental Europe.

KANEB SERVICES, INC. (PARENT COMPANY)                               SCHEDULE I

CONDENSED STATMENTS OF INCOME
------------------------------------------------------------------------------


                                                     Year Ended December 31,
                                             ----------------------------------------
                                                 1994          1993          1992
                                             ------------  ------------  ------------

General and administrative expenses          $(4,038,000)  $(4,133,000)  $(4,751,000)
Depreciation and amortization                    (80,000)      (79,000)     (106,000)
Interest expense                              (4,402,000)   (4,030,000)   (3,371,000)
Intercompany interest expense, net               (13,000)     (528,000)   (2,982,000)
Interest income                                   42,000       119,000       283,000
Other income (expense)                            55,000      (343,000)      736,000

Equity in income of subsidiaries and KPP:
  Continuing operations                       10,471,000    25,148,000     4,659,000
  Discontinued operations                           -             -          996,000
                                            ------------  ------------  ------------

Net income (loss) before cumulative
 effect of change in accounting principle      2,035,000    16,154,000    (4,536,000)

Cumulative effect of change in accounting
 principle                                           -            -          742,000
                                            ------------  ------------  ------------

Net income (loss)                              2,035,000    16,154,000    (3,794,000)
Dividends applicable to preferred stock        1,489,000     1,451,000     1,678,000
                                            ------------  ------------  ------------

Net income (loss) applicable to common
 stock                                      $    546,000  $ 14,703,000  $ (5,472,000)
                                            ============  ============  ============
Earnings (loss) per common share:
  Continuing operations                             $.02          $.46         $(.22)
  Discontinued operations                             -             -            .03
  Cumulative effect of change in accounting
  principle                                           -             -            .02
                                                    ----          ----         -----
                                                    $.02          $.46         $(.17)
                                                    ====          ====         =====

              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

KANEB SERVICES, INC. (PARENT COMPANY)                              SCHEDULE I

CONDENSED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                          December 31,
                                                 ---------------------------
                                                      1994           1993
                                                 -------------  ------------
                  ASSETS
Current assets:
  Cash and cash equivalents                         $  630,000  $  3,282,000
  Short-term investments                             1,020,000             -
  Accounts receivable                                   94,000        92,000
                                                  ------------  ------------
     Total current assets                            1,744,000     3,374,000

Property and equipment                               3,762,000     3,699,000
Less accumulated depreciation                        3,442,000     3,362,000
                                                  ------------  ------------
     Net property and equipment                        320,000       337,000
                                                  ------------  ------------

Investments in advances to and notes receivable
 from subsidiaries and KPP                         118,306,000   110,178,000
                                                  ------------  ------------
Other assets                                         2,086,000      6,549,00
                                                  ------------  ------------
                                                  $122,456,000  $120,438,000
                                                  ============  ============

       LIABILITIES AND EQUITY
Current liabilities:
  Current portion of long-term debt              $  10,000,000  $    381,000
  Accounts payable and accrued expenses              4,228,000     5,035,000
                                                 -------------  ------------
     Total current liabilities                      14,228,000     5,416,000
                                                 -------------  ------------
Long-term debt, payable to subsidiary due in 1995   50,000,000    50,000,000
                                                 -------------  ------------
Long-term debt, less current portion                34,677,000    44,677,000
                                                 -------------  ------------
Deferred credits and other liabilities                 793,000       878,000
                                                 -------------  ------------
Net liabilities of discontinued operations           3,914,000     4,606,000
                                                 -------------  ------------

Stockholders' equity:
  Preferred stock, without par value                14,085,000    13,707,000
  Common stock, without par value                    4,224,000     4,222,000
  Additional paid-in capital                       198,736,000   201,976,000
  Accumulated deficit                             (175,772,000) (176,318,000)
  Treasury stock, at cost                          (23,435,000)  (28,755,000)
  Cumulative foreign currency translation
   adjustment                                        1,006,000        29,000
                                                 -------------  ------------
     Total stockholders' equity                     18,844,000    14,861,000
                                                 -------------  ------------
                                                  $122,456,000  $120,438,000
                                                 =============  ============

              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

KANEB SERVICES, INC. (PARENT COMPANY)                                 SCHEDULE I
                                                                     (CONTINUED)
CONDENSED STATMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                           Year Ended December 31,
                                                  ------------------------------------------
                                                      1994           1993           1992
                                                  -------------  -------------  ------------
Operating Activities:
  Net income (loss)                               $  2,035,000   $ 16,154,000   $ (3,794,000)
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
   Depreciation and amortization                        80,000         79,000        106,000
   Equity in net income of subsidiaries
   and KPP                                         (10,471,000)   (25,148,000)    (5,655,000)
   Cumulative effect of change in
   accounting principle                                  -              -           (742,000)
   Increase in short-term investments               (1,020,000)         -              -
   (Increase) decrease in accounts receivable           (2,000)     1,166,000     (1,162,000)
   Decrease in prepaid expense                           -              -            751,000
   Decrease in accrued expenses and
   accounts payable                                  (808,000)      (816,000)      (674,000)
                                                  -------------  -------------  ------------
      Net cash used in operating activities        (10,186,000)    (8,565,000)   (11,170,000)
                                                  -------------  -------------  ------------
Investing Activities:
  Capital expenditures                                 (63,000)       (70,000)       (15,000)
  Proceeds from sale of assets                            -              -         2,200,000
  (Increase) decrease in other assets                 7,729,000      1,219,000    (1,804,000)
                                                  -------------  -------------  ------------

      Net cash provided by investing activities       7,666,000      1,149,000       381,000
                                                  -------------  -------------  ------------

Financing Activities:
  Payments on long-term debt                           (381,000)      (381,000)     (381,000)
  Preferred stock dividends paid                     (1,402,000)    (1,451,000)   (1,504,000)
  Dividends received from subsidiary                 11,548,000     17,739,000    13,339,000
  Increase in investments in, advances to
   and notes receivable from subsidiaries
   and KPP                                           (9,897,000)    (8,897,000)   (7,123,000)
                                                  -------------  -------------  ------------
      Net cash provided by (used in) financing
       activities                                      (132,000)     7,010,000     4,331,000
                                                  -------------  -------------  ------------
Decrease in cash and cash equivalents                (2,652,000)      (406,000)   (6,458,000)
Cash and cash equivalents at beginning of year        3,282,000      3,688,000    10,146,000
                                                  -------------  -------------  ------------
Cash and cash equivalents at end of year          $     630,000  $   3,282,000  $  3,688,000
                                                  =============  =============  ============


              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

KANEB SERVICES, INC.                                                 SCHEDULE II

VALUATIONS AND QUALIFYING ACCOUNTS (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                        Col. C
                                                ------------------------
            Col. A                   Col. B            Additions               Col. D          Col. E
------------------------------     ----------   ------------------------    ------------     -----------
                                   Balance at   Charged to     Charged to                    Balance at
                                  Beginning of  Costs and        Other                         End of
         Descriptions                Period      Expenses     Accounts (A)   Deductions        Period
------------------------------    ------------  ----------    ------------  ------------     -----------

ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY
  APPLY

Year ended December 31, 1994:
  For doubtful receivables
    classified as current assets  $        769  $      249     $       60   $       (224)(B) $       854
                                  ============  ==========     ==========   ============     ===========

  For deferred tax asset
    valuation allowance
    classified as noncurrent
    assets                        $    113,261  $     -        $     -      $     (4,820)    $   108,441
                                  ============  ==========     ==========   ============     ===========


Year ended December 31, 1993:
  For doubtful receivables
    classified as current assets  $      1,389  $       96     $      (39)  $       (677)(B) $       769
                                  ============  ==========     ==========   ============     ===========

  For deferred tax asset
    valuation allowance
    classified as noncurrent
    assets                        $    115,994  $     -        $     -      $     (2,733)    $   113,261
                                  ============  ==========     ==========   ============     ===========

Year ended December 31, 1992:
  For doubtful receivables
    classified as current assets  $      1,181  $      448     $     (197)  $        (43)(B) $     1,389
                                  ============  ==========     ==========   ============     ===========

  For deferred tax asset
    valuation allowance
    classified as noncurrent
    assets                        $    114,961  $    1,033     $     -      $     -          $   115,994
                                  ============  ==========     ==========   ============     ===========

Notes:
  (A) Currency translation adjustment.
  (B) Receivable write-offs and reclassifications, net of recoveries.

                               INDEX TO EXHIBITS
                               -----------------



3.1 Restated Certificate of Incorporation of the Registrant as restated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant's registration statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1981 (1981 Form 10-K), which exhibit is hereby incorporated by reference.

3.3 Certificate of Amendment of Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4 Certificate, dated September 17, 1985, amending the Certificate of Incorporation,filed as Exhibit 4.1 of the exhibits to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5 Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1990 (1990 Form 10-K), which exhibit is hereby incorporated by reference.

3.6 Certificate of Amendment to the Restated Certificate of Incorporation of Registrant dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7 By-laws of the Registrant, filed as Exhibit 3.5 of the exhibits to the Registrant's report on Form 10-K for year ended December 31, 1985, which exhibit is hereby incorporated by reference.

4.1 Certificate of Designation related to Registrant's Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant's quarterly report of Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

4.2 Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, filed as Exhibit 1 of the exhibits to the Registrant's report on Form 8-K and registration statement on Form 8-A dated April 5, 1988, which exhibit is hereby incorporated by reference.

4.3 Certificate of Designation to the Restated Certificate of Incorporation of Registrant relating to the issuance of Series D Preferred Stock dated February 11, 1991, filed as Exhibit 4.3 of Registrant's 1990 Form 10-K, which exhibit is hereby incorporated by reference.

4.4 Certificate of Designation to the Restated Certificate of Incorporation of Registrant relating to the issuance of Series C Preferred Stock dated April 23, 1991, filed as Exhibit 4.4 of the exhibits to Registrant's report on From 10-K for the year ended December 31, 1991, which exhibit is hereby Incorporated herein.

4.5 Certificate of Designation dated November 2, 1992 relating to the issuance of Series E Preferred Stock, filed as Exhibit 10.2 of the exhibits to Registrant's report on Form 8-K dated January 23, 1993, which exhibit is hereby incorporated by reference.

4.6 Indenture, dated as of January 1, 1978, between Moran Energy Inc. and First City National Bank of Houston, under which Moran Energy Inc. issued the 11 1/2% Subordinated Debentures due 1998, filed as Exhibit 2(g) to Moran Energy Inc.'s Registration Statement on Form S-7 (SEC File No. 2-61216), which exhibit is hereby incorporated by reference.

4.7 First Supplemental Indenture, dated as of March 20, 1984, between the Registrant and First City National Bank of Houston, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.6 above, filed as Exhibit 4.4 to the exhibits of Registrant's report on Form 10-K for the year ended December 31, 1983 (1983 Form 10-K) which exhibit is hereby incorporated by reference.

4.8 Indenture, dated as of November 1, 1980, between Moran Energy International N.V., Moran Energy Inc. and First City National Bank of Houston, under which Moran Energy International N.V. issued the 8% Convertible Subordinated Debentures due 1995 of Moran Energy International N.V. guaranteed on a subordinated basis by Moran Energy Inc., filed as Exhibit 4(b) to Moran Energy Inc.'s Form 10-K for the year ended December 1, 1980, which exhibit is hereby incorporated by reference.

4.9 First Supplemental Indenture, dated as of March 20, 1984, by and among Moran Energy International N.V., the Registrant and First City National Bank of Houston, under which the Registrant assumed Moran Energy Inc.'s obligations under the Indenture listed as Exhibit 4.8 above, filed as
       Exhibit 4.7 of the 1983 Form 10-K Exhibit 4.7 which exhibit is hereby incorporated by reference.

4.10 Indenture, dated as of January 15, 1984, between Moran Energy Inc. and First City National Bank of Houston, under which Moran Energy Inc. issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit
       4.1 to Moran Energy Inc.'s registration statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.11 First Supplemental Indenture, dated as of March 20, 1984, between the Registrant and First City National Bank of Houston, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.10 above, filed as Exhibit 4.8 of the 1983 Form 10-K Exhibit 4.8 which exhibit is hereby incorporated by reference.

10.1   Kaneb Services, Inc. 1984 Nonqualified Stock Option Plan, filed as
       Exhibit 10.26 of the exhibits to Registrant's report on form 10-K for the year ended December 31, 1984, which exhibit is hereby incorporated by reference.

10.2 Form of Termination Agreement, dated May 22, 1981, entered by the Registrant with certain key employees of the Registrant, filed as Exhibit
       10.19 of the 1981 Form 10-K Exhibit 10.19 which exhibit is hereby incorporated by reference.

10.3 Kaneb Services, Inc. Savings Investment Plan filed as Exhibit 4.10 to the exhibits of Registrant's Form S-8 Registration Statement (S.E.C. File No. 33-41295), which exhibit is hereby incorporated by reference.

10.4 Form of Indemnification Assurance Agreement entered into by the Registrant with the directors, filed as Exhibit 10.33 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1986, which exhibit is hereby incorporated by reference.

10.5 Purchase Contract dated November 20, 1992 for the sale of the share capital of KAB between the Treuhandanstalt and Furmanite Holding GmbH together with Kaneb Services, Inc. as a limited guarantor, filed as
       Exhibit 10.2 to the exhibits of Registrant's report on Form 8-K dated January 29, 1993 which exhibit is incorporated herein by reference.

10.6 Sale Contract dated February 27, 1994 for the disposition of the share capital of KAB between KAB Holding GmbH (formerly Furmanite Holding
       GmbH), the Treuhandanstalt and the Registrant, filed as Exhibit 10.6 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.7 STS Agreement and Plan of Merger dated December 21, 1992 by and between Grace Energy Corporation, Support Terminal Services, Inc., Standard Transpipe Corp., and Kaneb Pipe Line Operating Partnership, NSTS, Inc. and NSTI, Inc. as amended by Amendment of STS Merger Agreement dated March 2, 1993, filed as Exhibit 10.1 to the exhibits of Registrant's report on Form 8-K dated March 2, 1993, which exhibit is incorporated herein by reference.

10.8 Amended and Restated Loan Agreement dated May 1, 1991 between Furmanite PLC, Bank of Scotland and certain Banks, filed herewith.

10.9 Amended and Restated Senior Secured Increasing Rate Promissory Note dated July 2, 1993 between the Registrant and the Bank of Scotland, filed herewith.

10.10 Pledge and Proxy Agreement dated October 11, 1993, between the Registrant and Texas Commerce Bank, National Association, filed as Exhibit 10.9 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.11 Pledge and Security Agreement dated October 11, 1993 between Kaneb Pipe Line Company and Texas Commerce Bank, National Association, filed as
       Exhibit 10.10 of the exhibits to Registrant's report on Form 10-K for the year ended December 31, 1993, which exhibit is hereby incorporated by reference.

10.12 Note Purchase Agreement dated December 22, 1994. Said document is on file as Exhibit 10.2 of the exhibits to Registrant's report on Form 8-K filed on March 13, 1995, and said exhibit is hereby incorporated by reference.

10.13 Restated Credit Agreement dated December 22, 1994 between Kaneb Pipe Line Operating Partnership, L.P., Texas Commerce Bank National Association, and certain Lendors, filed herewith.

10.14 Agreement for Sale and Purchase of Assets dated February 19, 1995 by and among Wyco Pipe Line Company and Kaneb Pipe Line Operating Partnership, L.P.. Said document is on file as Exhibit 10.1 of the exhibits to Registrant's report on Form 8-K filed with the securities and Exchange Commission on March 13, 1995, and said exhibit is hereby incorporated by reference.

10.15 Kaneb Services, Inc. 1994 Stock Incentive Plan filed as Exhibit 4.12 to the exhibits of Registrant's Form S-8 Registration Statement (S.E.C. File No. 33-54027), which exhibit is hereby incorporated by reference.

21     List of subsidiaries of the Registrant, filed herewith.

23     Consent of independent auditors:  Price Waterhouse, filed herewith.

24     Powers of Attorney, filed herewith.

27     Financial Data Schedule, filed herewith.