Form 10-Q
period 1995-03-31
KANEB SERVICES INC
filed 1995-05-15
CIK 54441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

For the Quarterly Period                                         Commission File
Ended March 31, 1995                                               Number 1-5083

                              KANEB SERVICES, INC.

             (Exact name of registrant as specified in its charter)


           DELAWARE                                      75-1191271
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                        2435 NORTH CENTRAL EXPRESSWAY
                           RICHARDSON, TEXAS  75080
         (Address of principle executive offices, including zip code)

                                 (214) 699-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        YES  X                                                   NO
            ---                                                     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class of Common Stock             Outstanding at
           ---------------------              May 12, 1995
               no par value                  --------------
                                            33,311,425 shares

================================================================================

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 1995
- --------------------------------------------------------------------------------


                                                                     Page No.
                                                                     --------
                          Part I.  Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Income
                 - Three Months Ended March 31, 1995 and 1994          1

             Condensed Consolidated Balance Sheets
                 - March 31, 1995 and December 31, 1994                2

             Consolidated Statements of Cash Flows
                 - Three Months Ended March 31, 1995 and 1994          3

             Notes to Consolidated Financial Statements                4

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         6


Signature                                                              8

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)

- ------------------------------------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                     1995           1994
                                                                                  -----------    -----------
Revenues                                                                          $    46,652    $    50,687
                                                                                  -----------    -----------
Costs and expenses:
   Operating costs                                                                     33,792         39,581
   Depreciation and amortization                                                        3,187          3,047
   General and administrative expenses                                                    978          1,055
                                                                                  -----------    -----------
     Total costs and expenses                                                          37,957         43,683
                                                                                  -----------    -----------

Operating income                                                                        8,695          7,004
Interest and other income                                                                  20             39
Interest expense                                                                       (4,147)        (3,312)
Amortization of excess of cost over fair value
 of net assets of acquired business                                                      (462)          (462)
                                                                                  -----------    -----------

Income from continuing operations
 before minority interest and income tax expense                                        4,106          3,269
Minority interest in net income                                                        (3,168)        (3,121)
Income tax expense                                                                       (315)          (547)
                                                                                  -----------    -----------

Net income (loss)                                                                         623           (399)

Dividends applicable to preferred stock                                                   395            354
                                                                                  -----------    -----------

Net income (loss) applicable to common stock                                      $       228    $      (753)
                                                                                  ===========    ===========

Income (loss) per common share                                                    $       .01    $      (.02)
                                                                                  ===========    ===========

Weighted average number of common
 shares outstanding                                                                    33,156         32,322
                                                                                  ===========    ===========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)


- ----------------------------------------------------------------------------------------------------------
                                                                            March 31,         December 31,
          ASSETS                                                              1995               1994
                                                                          ------------        -----------
Current assets:
   Cash and cash equivalents                                              $     10,718        $     9,506
   Short-term investments                                                        1,020              1,020
   Accounts receivable, trade                                                   27,412             25,851
   Inventories                                                                   6,872              6,110
   Prepaid expenses and other current assets                                     4,203              5,497
                                                                          ------------        -----------
     Total current assets                                                       50,225             47,984
                                                                          ------------        -----------
Property and equipment                                                         283,922            255,032
Less accumulated depreciation and amortization                                  93,041             91,490
                                                                          ------------        -----------
     Net property and equipment                                                190,881            163,542
                                                                          ------------        -----------
Excess of cost over fair value of net assets
 of acquired business                                                           66,415             66,876
                                                                          ------------        -----------
Other assets                                                                     5,017              5,811
                                                                          ------------        -----------

                                                                          $    312,538        $   284,213
                                                                          ============        ===========
     LIABILITIES AND EQUITY
Current liabilities:
   Current portion of long-term debt                                      $     58,296        $    60,101
   Accounts payable                                                              9,826             10,262
   Accrued expenses                                                             21,404             16,397
   Accrued distribution payable                                                  4,022              4,021
                                                                          ------------        -----------

     Total current liabilities                                                  93,548             90,781
                                                                          ------------        -----------

Long-term debt, less current portion                                           130,220            103,376
                                                                          ------------        -----------

Net liabilities of discontinued operations                                       3,653              3,914
                                                                          ------------        -----------

Deferred income taxes and other liabilities                                      4,687              5,565
                                                                          ------------        -----------
Minority interest                                                               60,833             61,733
                                                                          ------------        -----------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, without par value                                           14,423             14,085
   Common stock, without par value                                               4,224              4,224
   Additional paid-in capital                                                  197,684            198,736
   Accumulated deficit                                                        (175,544)          (175,772)
   Treasury stock, at cost                                                     (22,081)           (23,435)
   Cumulative foreign currency translation adjustment                              891              1,006
                                                                          ------------        -----------

     Total shareholders' equity                                                 19,597             18,844
                                                                          ------------        -----------
                                                                          $    312,538        $   284,213
                                                                          ============        ===========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1995 AND 1994
(In Thousands)
(Unaudited)


- ------------------------------------------------------------------------------------------------------------

                                                                                     1995           1994
                                                                                  -----------    -----------
Operating activities:
   Net income (loss)                                                              $       623    $      (399)
   Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                                      3,187          3,047
     Minority interest in net income                                                    3,168          3,121
     Amortization of excess of cost over fair
      value of net assets acquired                                                        462            462
     Deferred taxes                                                                       123            244
     Changes in current assets and liabilities                                          3,290         (1,541)
                                                                                  -----------    -----------
        Net cash provided by operating activities                                      10,853          4,934
                                                                                  -----------    -----------
Investing activities:
   Capital expenditures                                                                (2,894)        (4,450)
   Acquisition of West Pipeline                                                       (27,100)             -
   Other                                                                                    -            152
                                                                                  -----------    -----------
        Net cash used in investing activities                                         (29,994)        (4,298)
                                                                                  -----------    -----------
Financing activities:
   Issuance of long-term debt                                                          32,469          1,000
   Payments on long-term debt                                                          (7,645)        (5,660)
   Preferred stock dividends paid                                                        (142)          (116)
   Minority interest distributions                                                     (4,068)        (4,021)
                                                                                  -----------    -----------
        Net cash provided by (used in) financing activities                            20,614         (8,797)
                                                                                  -----------    -----------

Cash provided by (used in) discontinued operations                                       (261)           449
                                                                                  -----------    -----------

Increase (decrease) in cash and cash equivalents                                        1,212         (7,712)
Cash and cash equivalents at beginning of period                                        9,506         24,327
                                                                                  -----------    -----------
Cash and cash equivalents at end of period                                        $    10,718    $    16,615
                                                                                  ===========    ===========

Supplemental information on cash paid during the period for:
   Interest                                                                       $     2,343    $     2,577
                                                                                  ===========    ===========
   Income taxes                                                                   $       390    $       354
                                                                                  ===========    ===========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
- --------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the periods ended March 31, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1994. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its consolidated subsidiaries at March 31, 1995 and December 31, 1994 and the results of their operations and their cash flows for the periods ended March 31, 1995 and 1994. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.    ACQUISITIONS

      Effective February 24, 1995, the Company, through Kaneb Pipe Line Partners, L.P. ("KPP"), acquired the refined petroleum product pipeline assets of Wyco Pipe Line Company ("the West Pipeline") for $27.1 million. The acquisition was financed by the issuance of first mortgage notes to three insurance companies, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the West Pipeline have been included in the Company's consolidated statement of income subsequent to the date of acquisition.

      The following summarized unaudited pro forma consolidated results of operations for the three months ended March 31, 1995 and 1994, assume the acquisition occurred as of the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which might have resulted had the combination been in effect at the dates indicated, or which may occur in the future.

                                                                             1995            1994
                                                                        -------------    -------------
         Revenues                                                       $      48,367    $      53,697
                                                                        =============    =============
         Net income                                                     $         626    $         762
                                                                        =============    =============
         Net income per common share                                    $         .01    $         .01
                                                                        =============    =============

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)
- --------------------------------------------------------------------------------

3.    MANAGEMENT PLANS

      The Company has $53.2 million of long-term debt that matures during 1995 which has been included in current liabilities as of March 31, 1995. As a result, the Company's balance sheet shows a working capital deficiency of $43.3 million as of March 31, 1995. After an extensive review of various repayment and refinancing alternatives, the Board of Directors, on March 21, 1995, authorized the management of the Company to pursue the sale of up to 3.5 million of the Preference Units it holds in KPP. Management is in discussions with underwriters regarding a public offering of these securities and expects to raise the funds required to repay these obligations prior to their maturity.

      The Company controls the pipeline and terminaling operations of KPP through its two percent general partner interest and it currently owns a 52% limited partner interest. The sale of 3.5 million Preference Units would reduce the Company's limited partner interest to 31%, but it would not affect the Company's control of the operations of KPP. The excess of the net proceeds form the sale of these Preference Units over their nominal book basis of $4.37 per Preference Unit will be recorded as a gain in the Company's 1995 statement of income.

KANEB SERVICES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

      This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. and notes thereto included elsewhere in this report.

      ANALYSIS OF SEGMENT OPERATIONS:

      INDUSTRIAL SERVICES

                                                                                Three Months Ended,
                                                                                      March 31,
                                                                        ------------------------------------
                                                                             1995                 1994
                                                                        ----------------    ----------------
                                                                                    (In millions)
      Revenues
         United States                                                  $            7.5    $           10.1
         United Kingdom                                                              8.9                 8.1
         Germany                                                                     3.7                 7.3
         Other                                                                       3.5                 3.4
                                                                        ----------------    ----------------
         Total revenues                                                 $           23.6    $           28.9
                                                                        ================    ================

      Operating income (loss):
         United States                                                  $             .8    $             .9
         United Kingdom                                                               .2                  .2
         Germany                                                                     (.1)                (.6)
         Other                                                                       (.2)                  -
                                                                        ----------------    ----------------
         Total operating income                                         $             .7    $             .5
                                                                        ================    ================
         Capital expenditures                                           $             .7    $             .6
                                                                        ================    ================


      This segment provides specialized industrial services to plants primarily in the process and power industry. The decline in revenues and improvement in operating income is attributable to the sale of the unprofitable east German operations effective December 1994. The decline in other is the result of a non recurring turnaround and third party product sales in Southeast Asia in the first quarter of 1994.


      PIPELINE AND TERMINALING SERVICES

                                                                                Three Months Ended,
                                                                                      March 31,
                                                                        ------------------------------------
                                                                             1995                 1994
                                                                        ----------------    ----------------
                                                                                    (In millions)
      Revenues                                                          $           20.4    $           18.4
                                                                        ================    ================
      Operating income                                                  $            8.6    $            7.2
                                                                        ================    ================
      Capital expenditures                                              $           29.3    $            3.9
                                                                        ================    ================


      This segment provides transportation services of refined petroleum products through its pipeline system that extends from Kansas to North Dakota. Additionally, this segment provides terminaling services for petroleum products and specialty liquids at its 21 terminals. The terminaling operation was acquired effective March 1, 1993.

KANEB SERVICES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

      The increases in revenues and operating income for the quarter ended March 31, 1995 is primarily attributable to the acquisitions of the West Pipeline pipeline in February 1995 and the Westwego terminal acquisition in June 1994.

      OTHER OPERATIONS

      The Company recorded operating income of $.4 million in the first three months of 1995 compared to $.3 million for the same period in 1994 related to subsidiaries that provide information services to financial and retail customers. The increase in interest expense in 1995 as compared to 1994 is attributable to the increase in debt arising from the acquisition of the West Pipeline and the 1994 Terminal acquisitions.

      FINANCIAL CONDITION

      Cash and cash equivalents was $10.7 million at March 31, 1995, an increase of $1.2 million from $9.5 million at December 31, 1994. Net cash provided by operations of $10.9 million was offset by $30.0 million of capital expenditures, of which $27.1 million related to the West Pipeline acquisition, net proceeds of long-term debt of $24.8 million and distributions to minority interest owners of KPP of $4.1 million.

      The Company has $53.2 million of long-term debt that matures during 1995 which has been included in current liabilities as of March 31, 1995. As a result, the Company's balance sheet shows a working capital deficiency of $43.3 million as of March 31, 1995. After an extensive review of various repayment and refinancing alternatives, the Board of Directors, on March 21, 1995, authorized the management of the Company to pursue the sale of up to 3.5 million of the Preference Units it holds in Kaneb Pipe Line Partners, L.P. ("KPP"). Management is in discussions with underwriters regarding a public offering of these securities and expects to raise the funds required to repay these obligations prior to their maturity. The Company controls the pipeline and terminaling operations of KPP through its two percent general partner interest and it currently owns a 52% limited partner interest. The sale of 3.5 million Preference Units would reduce the Company's limited partner interest to 31%, but it would not affect the Company's control of the operations of KPP. The excess of the net proceeds form the sale of these Preference Units over their nominal book basis of $4.37 per Preference Unit will be recorded as a gain in the Company's 1995 statement of income.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                        KANEB SERVICES, INC.
                                        (Registrant)



Date: May 15, 1995                       /s/ Tony M. Regan
                                        ---------------------------------
                                        Tony M. Regan
                                        Controller

                                EXHIBIT INDEX



Exhibit               Descritpion
- -------               -----------
  27                  Financial Data Schedule
