Form 10-Q
period 1995-06-30
KANEB SERVICES INC
filed 1995-08-14
CIK 54441

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

For the Quarterly Period                                         Commission File
Ended June 30, 1995                                                Number 1-5083

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

        Yes  X                                                   No
            ---                                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                    Outstanding at
---------------------                                    August 9, 1995
     no par value                                        --------------
                                                         33,556,754 shares

================================================================================

KANEB SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1995
--------------------------------------------------------------------------------


                                                                            Page No.
                                                                            --------
                          Part I.  Financial Information

Item 1.      Financial Statements (Unaudited)


             Consolidated Statements of Income
                 - Three and Six Months Ended June 30, 1995 and 1994          1

             Condensed Consolidated Balance Sheets
                 - June 30, 1995 and December 31, 1994                        2

             Condensed Consolidated Statements of Cash Flows
                 - Six Months Ended June 30, 1995 and 1994                    3

             Notes to Consolidated Financial Statements                       4

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                6


Signature                                                                     8

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       Three Months Ended               Six Months Ended
                                                             June 30,                       June 30,
                                                   ---------------------------     --------------------------
                                                      1995             1994           1995           1994
                                                   -----------     -----------    -----------    -----------
Revenues                                           $    53,005     $    51,540    $    99,657    $   102,227
                                                   -----------     -----------    -----------    -----------
Costs and expenses:
   Operating costs                                      37,883          38,852         71,675         78,433
   Depreciation and amortization                         3,351           3,279          6,538          6,326
   General and administrative                            1,223           1,017          2,201          2,072
                                                   -----------     -----------    -----------    -----------
     Total costs and expenses                           42,457          43,148         80,414         86,831
                                                   -----------     -----------    -----------    -----------
Operating income                                        10,548           8,392         19,243         15,396

Interest income and other income (expense)                (189)            140           (169)           179
Interest expense                                        (4,359)         (3,291)        (8,506)        (6,603)
Amortization of excess of cost over fair value
 of net assets of acquired business                       (463)           (462)          (925)          (924)
                                                   -----------     -----------    -----------    -----------
Income before minority interest
 and income taxes                                        5,537           4,779          9,643          8,048
Minority interest in net income                         (3,168)         (3,120)        (6,336)        (6,241)
Income tax expense                                        (820)           (568)        (1,135)        (1,115)
                                                   -----------     -----------    -----------    -----------
Net income                                               1,549           1,091          2,172            692

Dividends applicable to preferred stock                    390             368            785            722
                                                   -----------     -----------    -----------    -----------
Net income (loss) applicable to common
 stock                                             $     1,159     $       723    $     1,387    $       (30)
                                                   ===========     ===========    ===========    ===========
Income per common share                            $       .03     $       .02    $       .04    $      -
                                                   ===========     ===========    ===========    ===========
Weighted average number of common
 shares outstanding                                     33,357          32,713         33,257         32,457
                                                   ===========     ===========    ===========    ===========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                            June 30,          December 31,
                                                                              1995               1994
                                                                          ------------        ------------
          ASSETS
Current assets:
   Cash and cash equivalents                                              $      8,052        $     9,506
   Short-term investments                                                        1,020              1,020
   Accounts receivable, trade                                                   30,212             25,851
   Inventories                                                                   6,387              6,110
   Prepaid expenses and other current assets                                     6,848              5,497
                                                                          ------------        -----------
     Total current assets                                                       52,519             47,984
                                                                          ------------        -----------
Property and equipment                                                         286,083            255,032
Less accumulated depreciation and amortization                                  95,397             91,490
                                                                          ------------        -----------
     Net property and equipment                                                190,686            163,542
                                                                          ------------        -----------
Excess of cost over fair value of net assets of acquired
 business                                                                       65,952             66,876
                                                                          ------------        -----------
Other assets                                                                     4,414              5,811
                                                                          ------------        -----------
                                                                          $    313,571        $   284,213
                                                                          ============        ===========
     LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
   Current portion of long-term debt                                      $     57,043        $    60,101
   Accounts payable                                                              9,812             10,262
   Accrued expenses                                                             23,443             16,397
   Accrued distributions payable                                                 4,020              4,021
                                                                          ------------        -----------
     Total current liabilities                                                  94,318             90,781
                                                                          ------------        -----------
Long-term debt, less current portion                                           129,859            103,376
                                                                          ------------        -----------
Net liabilities of discontinued operations                                       3,467              3,914
                                                                          ------------        -----------
Deferred income taxes and other liabilities                                      4,699              5,565
                                                                          ------------        -----------
Minority interest                                                               59,933             61,733
                                                                          ------------        -----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, without par value                                           14,223             14,085
   Common stock, without par value                                               4,226              4,224
   Additional paid-in capital                                                  196,558            198,736
   Accumulated deficit                                                        (174,385)          (175,772)
   Treasury stock, at cost                                                     (20,535)           (23,435)
   Cumulative foreign currency translation adjustment                            1,208              1,006
                                                                          ------------        -----------
     Total stockholders' equity                                                 21,295             18,844
                                                                          ------------        -----------
                                                                          $    313,571        $   284,213
                                                                          ============        ===========


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1995 AND 1994
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      1995           1994
                                                                                  -----------    -----------
Operating activities:
   Net income                                                                     $     2,172    $       692
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                                      6,538          6,326
     Minority interest in net income                                                    6,336          6,241
     Amortization of excess of cost over fair value of net
      assets acquired business                                                            925            924
     Deferred income taxes                                                                144            446
     Changes in working capital components                                              1,524            351
                                                                                  -----------    -----------
     Net cash provided by operating activities                                         17,639         14,980
                                                                                  -----------    -----------
Investing activities:
   Capital expenditures                                                                (6,279)       (15,267)
   Acquisition of the West Pipeline                                                   (27,100)          -
   Other                                                                                1,243            639
                                                                                  -----------    -----------
     Net cash used by investing activities                                            (32,136)       (14,628)
                                                                                  -----------    -----------
Financing activities:
   Issuance of long-term debt                                                          33,492          7,428
   Payments of long-term debt                                                         (10,162)       (11,092)
   Preferred stock dividends paid                                                        (686)          (722)
   Minority interest distributions                                                     (8,134)        (8,042)
                                                                                  -----------    -----------
     Net cash provided (used) by financing activities                                  14,510        (12,428)
                                                                                  -----------    -----------
Cash provided by (used in) discontinued operations                                       (447)           257
                                                                                  -----------    -----------
Decrease in cash and cash equivalents                                                    (434)       (11,819)
Cash and cash equivalents at beginning of period                                        9,506         24,327
                                                                                  ===========    ===========
Cash and cash equivalents at end of period                                        $     9,072    $    12,508
                                                                                  ===========    ===========
Supplemental information on cash paid during the period for:
   Interest                                                                       $     5,598    $     4,469
                                                                                  ===========    ===========
   Income taxes                                                                   $       697    $       875
                                                                                  ===========    ===========


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    SIGNIFICANT ACCOUNTING POLICIES

      The unaudited consolidated financial statements of Kaneb Services, Inc., and its subsidiaries (the "Company") for the periods ended June 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1994. Gains and losses resulting from foreign currency translations are accumulated as a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in the statements of income. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at June 30, 1995 and the results of its operations and cash flows for the periods ended June 30, 1995 and 1994. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.    ACQUISITIONS

      Effective February 24, 1995, the Company, through Kaneb Pipe Line Partners, L.P. ("KPP"), acquired the refined petroleum product pipeline assets ("the West Pipeline") of Wyco Pipe Line Company for $27.1 million. The acquisition was financed by the issuance of first mortgage notes to three insurance companies, which are due February 24, 2002 and bear interest at the rate of 8.37% per annum. The acquisition was accounted for as a purchase and, accordingly, the results of operations of the West Pipeline have been included in the Company's consolidated statement of income subsequent to the date of acquisition.

      The following summarized unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1995 and 1994, assume the acquisition occurred as of the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which might have resulted had the combination been in effect at the dates indicated, or which may occur in the future.

                                                         Three Months Ended              Six Months Ended
                                                               June 30,                      June 30,
                                                     --------------------------    --------------------------
                                                         1995            1994          1995           1994
                                                     ------------   -----------    -----------    -----------
     Revenues                                        $    54,720    $    54,717    $   106,517    $  108,414
                                                     ===========    ===========    ===========    ==========
     Net income                                      $     1,552    $     2,223    $     2,183    $    2,985
                                                     ===========    ===========    ===========    ==========
     Net income per common share                     $       .03    $       .06    $      .04     $      .07
                                                     ===========    ===========    ===========    ==========

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

3.   MANAGEMENT PLANS

   The Company has $53.2 million of long-term debt that matures during 1995 which has been included in current liabilities as of June 30, 1995. As a result, the Company's balance sheet shows a working capital deficiency of $41.8 million as of June 30, 1995. After an extensive review of various repayment and refinancing alternatives, the board of directors, on March 21, 1995, authorized the management of the Company to pursue the sale of up to
   3.5 million of the Preference Units it holds in KPP. On May 16, 1995, the Company filed a registration statement with the Securities and Exchange Commission for the public offering of these securities and expects to raise the funds required to repay these obligations prior to their maturity.

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

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

OPERATING RESULTS

INDUSTRIAL SERVICES

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    -------------------------
                                                        1995            1994          1995           1994
                                                     -----------    -----------    ----------     ----------
                                                                            (In millions)
     Revenues:
        United States                                $       8.0    $       8.6    $     15.5     $     18.7
        United Kingdom                                       9.6            9.6          18.5           17.7
        Germany                                              4.5            8.4           8.2           15.8
        Other                                                4.7            3.3           8.2            6.6
                                                     -----------    -----------    ----------     ----------
                                                     $      26.8    $      29.9    $     50.4     $     58.8
                                                     ===========    ===========    ==========     ==========
     Operating income:
        United States                                $        .5    $        .6    $      1.3     $      1.5
        United Kingdom                                       1.0            1.0           1.2            1.0
        Germany                                              (.4)           (.8)          (.5)          (1.4)
        Other                                                 .1             .2           (.1)            .4
                                                     -----------    -----------    ----------     ----------
                                                     $       1.2    $       1.0    $      1.9     $      1.5
                                                     ===========    ===========    ==========     ==========
     Capital expenditures                            $        .8    $        .6    $      1.5     $      1.2
                                                     ===========    ===========    ==========     ==========


   This segment provides specialized industrial services to plants primarily in the process and the power industry. For the three and six months ended June 30, 1995, the decline in revenue and the operating income improvements over the comparable prior periods were primarily related to the sale of unprofitable East German operations effective December 1994. The decline in other is a result of a nonrecurring turnaround and third party product sales in Southeast Asia in the first half of 1994.

   PIPELINE AND TERMINALING SERVICES

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    -------------------------
                                                        1995            1994          1995           1994
                                                     -----------    -----------    ----------     ----------
                                                                            (In millions)
     Revenues                                        $      23.3    $      18.8    $     43.7     $     37.2
                                                     ===========    ===========    ==========     ==========
     Operating income                                $      10.1    $       8.1    $     18.6     $     15,3
                                                     ===========    ===========    ==========     ==========
     Capital expenditures                            $       2.5    $      10.0    $      4.7     $     13.9
                                                     ===========    ===========    ==========     ==========

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


   This segment provides transportation services of refined petroleum products through its pipeline system that extends from Kansas to North Dakota. Additionally, this segment provides terminaling services for petroleum products and specialty liquids at its 21 terminals.

   The increases in revenues and operating income for the three and six months ended June 30, 1995 is primarily attributable to the acquisitions of the West Pipeline in February 1995 and the Westwego terminal acquisition in June 1994.

   OTHER OPERATIONS

   The Company recorded an increase in operating income of $.2 million and $.3 million for the three and six months ended June 30, 1995 over the comparable 1994 periods related to subsidiaries that provide information services to financial and retail customers. The increase in interest expense in 1995, as compared to 1994, is partially attributable to the increase in debt arising from the acquisition of the West Pipeline in February 1995 and the 1994 terminal acquisitions, and partially attributable to the increase in interest rates on floating rate debt.

   FINANCIAL CONDITION

   Cash and cash equivalents was $9.1 million at June 30, 1995, a decrease of $.4 million from $9.5 million at December 31, 1994. Net cash provided by operations of $17.6 million was offset by $33.4 million of capital expenditures (of which $27.1 million related to the West Pipeline acquisition), net proceeds of long-term debt of $34.3 million (also includig $27.1 million related to the West Pipeline) and distributions to minority interest owners of KPP of $8.1 million.

   The Company has $53.2 million of long-term debt that matures during 1995 which has been included in current liabilities as of June 30, 1995. As a result, the Company's balance sheet shows a working capital deficiency of $41.8 million as of June 30, 1995. After an extensive review of various repayment and refinancing alternatives, the board of directors, on March 21, 1995, authorized the management of the Company to pursue the sale of up to
   3.5 million of the Preference Units it holds in Kaneb Pipe Line Partners, L.P. ("KPP"). On May 16, 1995, the Company filed a registration statement with the Securities and Exchange Commission for the public offering of these securities and expects to raise the funds required to repay these obligations prior to their maturity. The Company controls the pipeline and terminaling operations of KPP through its two percent general partner interests and it currently owns a 52% limited partner interest. The sale of
   3.5 million Preference Units would reduce the Company's limited partner interest to 31%, but it would not affect the Company's control of the operations of KPP. The excess of the net proceeds from the sale of these Preference Units over their nominal book basis of $4.37 per Preference Unit will be recorded as a gain in the Company's 1995 statement of income.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                        KANEB SERVICES, INC.
                                        (Registrant)



Date: August 11, 1995                    /s/ Tony M. Regan
                                        ---------------------------------
                                        Tony M. Regan
                                        Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                           DESCRIPTION
------                           -----------
  27                         Financial Data Schedule
