Form 10-Q
period 1995-09-30
KANEB SERVICES INC
filed 1995-11-03
CIK 54441

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


For the Quarterly Period                                         Commission File
Ended September 30, 1995                                          Number 1-5083

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


Class of Common Stock                            Outstanding at
    no par  value                                October 31, 1995
                                                 33,668,865 shares

================================================================================

KANEB SERVICES, INC.

FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1995
--------------------------------------------------------------------------------

                                                                                              Page No.
                                                                                              --------

                                         Part I. Financial Information
Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Income
                    --Three and Nine Months Ended September 30, 1995 and 1994                    1

             Condensed Consolidated Balance Sheets
                    -- September 30, 1995 and December 31, 1994                                  2

             Condensed Consolidated Statements of Cash Flows
                    -- Nine Months Ended September 30, 1995 and 1994                             3

             Notes to Consolidated Financial Statements                                          4

Item 2.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                             6

Signature                                                                                        8

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                   ------------------------        --------------------------
                                                     1995            1994            1995              1994
                                                   --------        --------        --------          --------
Revenues                                           $ 56,956        $ 54,233        $156,613          $156,460
                                                   --------        --------        --------          --------

Costs and expenses:
    Operating costs                                  40,713          41,116         112,388           119,549
    Depreciation and amortization                     3,283           3,026           9,821             9,352
    General and administrative                        1,243             989           3,444             3,061
                                                   --------        --------        --------          --------
         Total costs and expenses                    45,239          45,131         125,653           131,962
                                                   --------        --------        --------          --------

Operating income                                     11,717           9,102          30,960            24,498
Gain on sale of partnership interests                54,157               -          54,157                 -
Interest income and other income (expense)            (264)           (101)           (433)                78
Interest expense                                     (4,387)        (3,430)        (12,893)          (10,033)
Amortization of excess of cost over fair value
    of net assets of acquired business                (462)           (462)         (1,387)           (1,386)
                                                   --------        --------        --------          --------

Income before minority interest and
    income taxes                                     60,761           5,109          70,404            13,157
Minority interest in net income                      (4,237)        (3,159)        (10,573)           (9,400)
Income tax expense                                    (745)           (720)         (1,880)           (1,835)
                                                   --------        --------        --------          --------

Net income                                           55,779           1,230          57,951             1,922
Dividends applicable to preferred stock                 373             380           1,158             1,102
                                                   --------        --------        --------          --------
Net income applicable to common stock              $ 55,406        $    850        $ 56,793          $    820
                                                   ========        ========        ========          ========
Income per common share                            $   1.65        $    .03        $   1.70          $    .03
                                                   ========        ========        ========          ========
Weighted average number of common shares
    outstanding                                      33,604          32,747          33,374            32,555
                                                   ========        ========        ========          ========


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                    SEPTEMBER 30,       DECEMBER 31,
                                                                         1995               1994
                                                                    -------------       ------------
             ASSETS
Current assets:
    Cash and cash equivalents                                         $ 28,217           $  9,506
    Short-term investments                                                   -              1,020
    Accounts receivable, trade                                          33,903             25,851
    Inventories                                                          6,229              6,110
    Prepaid expenses and
    other current assets                                                 5,496              5,497
                                                                      --------           --------
         Total current assets                                           73,845             47,984
                                                                      --------           --------

Property and equipment                                                 286,699            255,032
Less accumulated depreciation and amortization                          95,648             91,490
                                                                      --------           --------
         Net property and equipment                                    191,051            163,542
                                                                      --------           --------
Excess of cost over fair value of net assets of
    acquired business                                                   65,490             66,876
                                                                      --------           --------
Other assets                                                             3,311              5,811
                                                                      --------           --------
                                                                      $333,697           $284,213
                                                                      ========           ========

             LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                 $  3,997           $ 60,101
    Accounts payable                                                    10,657             10,262
    Accrued expenses                                                    27,603             16,397
    Accrued distributions payable                                        4,067              4,021
                                                                      --------           --------
         Total current liabilities                                      46,324             90,781
                                                                      --------           --------
Long-term debt, less current portion                                   125,719            103,376
                                                                      --------           --------
Net liabilities of discontinued operations                               3,051              3,914
                                                                      --------           --------
Deferred income taxes and other liabilities                              6,742              5,565
                                                                      --------           --------
Minority interest                                                       74,636             61,733
                                                                      --------           --------

Commitments and contingencies
Stockholders' equity:
    Preferred stock, without par value                                  14,181             14,085
    Common stock, without par value                                      4,230              4,224
    Additional paid-in capital                                         196,138            198,736
    Accumulated deficit                                               (118,979)          (175,772)
    Treasury stock, at cost                                            (19,810)           (23,435)
    Cumulative foreign currency
         translation adjustment                                          1,465              1,006
                                                                      --------           --------
         Total stockholders' equity                                     77,225             18,844
                                                                      --------           --------
                                                                      $333,697           $284,213
                                                                      ========           ========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                           1995                  1994
                                                                           ----                  ----
Operating activities:
    Net income                                                         $   57,951             $   1,922
    Adjustments to reconcile net income to net
         cash provided by operating activities:
         Depreciation and amortization                                      9,821                 9,352
         Gain on sale of partnership interests                            (54,157)                    -
         Minority interest in net income                                   10,573                 9,400
         Amortization of excess of cost over fair value of net
         assets acquired business                                           1,387                 1,386
         Deferred income taxes                                                270                   623
         Changes in working capital components                             (1,928)                  (37)
                                                                       ----------            ----------
             Net cash provided by operating activities                     23,917                22,646
                                                                       ----------            ----------

Investing activities:
    Capital expenditures                                                  (10,111)              (18,342)
    Acquisition of the West Pipeline                                      (27,100)                    -
    Net proceeds from sale of partnership interests                        74,812                     -
    Other                                                                   4,842                 2,013
                                                                       ----------            ----------
         Net cash provided by (used in) investing activities               42,443               (16,329)
                                                                       ----------            ----------

Financing activities:
    Proceeds from issuance of long-term debt                               35,259                14,253
    Payments of long-term debt                                            (69,036)              (18,304)
    Preferred stock dividends paid                                           (808)                 (856)
    Minority interest distributions                                       (12,201)              (12,001)
                                                                       ----------            ----------
         Net cash used in financing activities                            (46,786)              (16,908)
                                                                       ----------            ----------
Cash used in discontinued operations                                         (863)                 (264)
                                                                       ----------            ----------
Increase (decrease) in cash and cash equivalents                           18,711               (10,855)
Cash and cash equivalents at beginning of period                            9,506                24,327
                                                                       ----------            ----------
Cash and cash equivalents at end of period                             $   28,217             $  13,472
                                                                       ==========             =========
Supplemental information on cash paid during the period for:
    Interest                                                           $   12,400             $   7,644
                                                                       ==========             =========
    Income taxes                                                       $      830             $   1,637
                                                                       ==========             =========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Kaneb Services, Inc., and its subsidiaries (the "Company") for the periods ended September 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1994. Gains and losses resulting from foreign currency translations are accumulated as a separate component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in the statements of income. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company at September 30, 1995 and the results of its operations and cash flows for the periods ended September 30, 1995 and 1994. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

2.  SALE OF PARTNERSHIP UNITS

    In September, 1995 the Company through a wholly owned subsidiary, sold in a public offering, 3.5 million Preference Units it held in KPP. The Company received net cash proceeds of $74.8 million related to the sale and recorded a gain of $54.2 million, net of expenses related to the public offering.
    The Company used the proceeds to retire its 8% convertible subordinated debentures totaling $43.2 million, its 11.5% subordinated debentures totaling $5.0 million and repaid its $10 million term loan. The Company continues to control the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest.

3.  ACQUISITIONS

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

    The following summarized unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1995 and 1994, assume the acquisition occurred as of the beginning of the periods presented. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which might have resulted had the combination been in effect at the dates indicated, or which may occur in the future.

                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                   --------------------------          --------------------------
                                      1995            1994                1995            1994
                                   ----------      ----------          ----------      ----------
Revenues                           $   56,956      $   57,507          $  158,328      $  165,921
                                   ==========      ==========          ==========      ==========
Net income                         $   55,779      $    2,254          $   57,954      $    5,239
                                   ==========      ==========          ==========      ==========
Net income per common share        $     1.65      $      .06          $     1.70      $      .13
                                   ==========      ==========          ==========      ==========

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Operating Results

Industrial Services



                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                   --------------------------          --------------------------
                                      1995            1994                1995            1994
                                   ----------      ----------          ----------      ----------
                                                          (IN MILLIONS)
Revenues:
    United States                  $      8.4      $      7.5          $     23.9      $     26.2
    United Kingdom                       10.8             9.9                29.3            27.6
    Germany                               3.9             9.4                12.1            25.2
    Other                                 4.8             3.8                13.0            10.4
                                   ----------      ----------          ----------      ----------
                                   $     27.9      $     30.6          $     78.3      $     89.4
                                   ==========      ==========          ==========      ==========

Operating income:
    United States                  $       .4      $       .1          $      1.7      $      1.6
    United Kingdom                        1.5              .7                 2.7             1.7
    Germany                               (.3)            (.8)                (.8)           (2.2)
    Other                                  .1              .7                  --             1.1
                                   ----------      ----------          ----------      ----------
                                   $      1.7      $       .7          $      3.6      $      2.2
                                   ==========      ==========          ==========      ==========
Capital expenditures               $      1.5      $       .7          $      3.0      $      2.0
                                   ==========      ==========          ==========      ==========

    This segment provides specialized industrial services to plants primarily in the process and the power industries. The UK operations have reported major improvements in operating income for the three and nine month periods presented as a result of cost control measures and a strengthening economy. The Company expects these improvements to continue through the end of the year. For the three and nine months ended September 30, 1995, the decline in revenue and the operating income improvements in the German operations over the comparable prior periods were primarily related to the sale of unprofitable East German operations effective December 1994. The decline in other operating income is a result of a nonrecurring turnaround and third party product sales in Southeast Asia in 1994.

Pipeline and Terminaling Services

                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                   --------------------------          --------------------------
                                      1995            1994                1995            1994
                                   ----------      ----------          ----------      ----------
                                                          (IN MILLIONS)
Revenues                           $     26.5      $     20.7          $     70.3      $     57.9
                                   ==========      ==========          ==========      ==========
Operating income                   $     10.9      $      9.1          $     29.5      $     24.4
                                   ==========      ==========          ==========      ==========
Capital expenditures               $      2.4      $      2.3          $      7.1      $     16.3
                                   ==========      ==========          ==========      ==========

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

    This segment provides transportation services of refined petroleum products through its pipeline system that extends from Kansas to North Dakota. Additionally, this segment provides terminaling services for petroleum products and specialty liquids at its 23 terminals. The increases in revenues and operating income for the three and nine months ended September 30, 1995 is primarily attributable to the acquisition of the West Pipeline in February 1995 and the Westwego terminal acquisition in June 1994.

    Other Operations

    The Company recorded an increase in operating income of $.3 million for the nine months ended September 30, 1995 over the comparable 1994 period related to subsidiaries that provided information services to financial and retail customers. The increase in interest expense in 1995, as compared to 1994, is primarily attributable to the increase in debt arising from the acquisition of the West Pipeline in February 1995 and the 1994 terminal acquisitions, and partially attributable to the increase in interest rates on floating rate debt.

    Financial Condition

    In September, 1995 the Company through a wholly owned subsidiary, sold in a public offering, 3.5 million Preference Units it held in KPP. The Company received net cash proceeds of $74.8 million related to the sale and recorded a gain of $54.2 million, net of expenses related to the public offering. The Company used the proceeds to retire its 8% convertible subordinated debentures totaling $43.2 million, its 11.5% subordinated debentures totaling $5.0 million and repaid its $10 million term loan. The Company continues to control the pipeline and terminaling operations of KPP through its 2% general partnership interest and a 31% limited partner interest.

    Cash and cash equivalents was $28.2 million at September 30, 1995, an increase of $18.7 million from $9.5 million at December 31, 1994. Net cash provided by operations of $23.9 million, proceeds from issuance of long term debt of $35.3 million and proceeds from the sale of partnership interests of $74.8 million was offset by $37.2 million of capital expenditures (of which $27.1 million related to the West Pipeline acquisition), payments of long term debt of $69.0 million and distributions to minority interest owners of KPP of $12.2 million.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                        KANEB SERVICES, INC.
                                        (Registrant)





Date: November 1, 1995                  /s/ TONY M. REGAN
                                        -----------------------------------
                                            Tony M. Regan
                                            Controller

                                Exhibit Index


Exhibit
Number               Description
________             _____________________________________________________

Ex-27                Financial Data Schedule