Form 10-K
period 1995-12-31
KANEB SERVICES INC
filed 1996-04-01
CIK 54441

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
     [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the fiscal year ended December 31, 1995

                                     OR
     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-5083
                              KANEB SERVICES, INC.
             (Exact name of Registrant as specified in its Charter)

         Delaware                                              75-1191271
- -------------------------------                           -------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

2435 North Central Expressway
Richardson, Texas                                              75080
- -----------------------------                                ----------
(Address of principal executive offices)                     (zip code)

     Registrant's telephone number, including area code: (214) 699-4000
          Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
              Title of each class                on which registered
       ----------------------------------        -----------------------
       Common Stock, Without Par Value           New York Stock Exchange
       Adjustable Rate Cumulative Class A        New York Stock Exchange
              Preferred Stock
        8 3/4% Convertible Subordinated          New York Stock Exchange
              Debentures due 2008


        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $79,862,563. This figure is estimated as of March 15, 1996, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $2.50 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 15, 1996: 33,652,151.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I


ITEM 1. BUSINESS

GENERAL

     Kaneb Services, Inc. ("KSI" or the "Company") conducts its principal businesses in two industry segments: i) specialized industrial field services; and, ii) pipeline transportation and storage of refined petroleum products.
The Company operates its specialized industrial field services business through its Furmanite group of wholly-owned subsidiaries (collectively, "Furmanite"), which provide underpressure leak sealing, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Western Europe, North America and the Pacific Rim (See: "Industrial Field Services"). The Company's wholly-owned subsidiary, Kaneb Pipe Line Company ("KPL"), operates and manages refined petroleum products pipeline transportation systems and petroleum products and specialty liquids terminal storage and pipeline facilities for the benefit of Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), which owns such systems and facilities, through its subsidiaries (See: "Pipeline and Terminaling Services"). The Company is also engaged in the information management services industry through its wholly-owned subsidiary, Fields Financial Services, Inc. ("Fields"), which offers products and services that enable financial institutions to monitor the continual insurance coverage of their loan collateral and provides other information management services to financial institutions and other customers.

     Kaneb Services, Inc. was incorporated in Delaware on January 23, 1953.
The Company is a holding company that conducts its business through the subsidiaries identified above, among others. The Company's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (214) 699-4000.

INDUSTRY SEGMENTS

     Financial information regarding the Company's industry segments and foreign operations is presented under the caption "Business Segment Data" in
Note 10 to Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.

INDUSTRIAL FIELD SERVICES

     The Company, through Furmanite, offers a variety of specialized industrial field services to an international base of process industry clients. Founded in Virginia Beach, Virginia in the 1920's as a manufacturer of leak sealing kits, Furmanite has evolved into an international service company. In the 1960's, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services; and, during the 1970's and 1980's, grew through geographic expansion and the addition of new techniques, processes and services to become the largest leak sealing company, and one of the largest on-site machining companies, in the world. In 1991, the Company acquired Furmanite to diversify the Company's operations and take advantage of anticipated international growth opportunities. For the year ended December 31, 1995, Furmanite's sales and operating income were approximately $104,500,000 and $3,900,000, respectively (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations").

PRODUCTS AND SERVICES

     Furmanite is an industry leader in providing on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment ("leak sealing") typically used in process industries (See: "Customers and Markets"). Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment, which tend to compliment Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides a variety of services, such as hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair, heat exchanger repair and pipeline engineering, on a regional basis in response to the needs of a particular regional customer base. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 1995, 1994, and 1993, on-line, underpressure leak sealing services represented approximately 31%, 26% and 26%, respectively, of Furmanite's revenues, while on-site machining accounted for approximately 23%, 16% and 13%, respectively, and valve repair represented approximately 13%, 9% and 10%, respectively, of Furmanite's revenues for each of such years.

     Furmanite's on-line, underpressure leak sealing services are performed on a variety of process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and, the Company believes, provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials in order to effect the necessary repairs. These efforts are supported by an internal quality control group that works together with the on-site technicians in crafting these materials.

CUSTOMERS AND MARKETS

     Furmanite's customer base spans a broad industry spectrum, which includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, power generation and other process industries in more than 20 countries. Over 80% of Furmanite's revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers; while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite and similarly situated organizations. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants; safety and environmental compliance requirements; and fulfillment of specialized services through the increased use of outsourcing, rather than an organization's in-house staff.

     Furmanite serves its customers from its Richardson, Texas worldwide headquarters and continues to maintain a strong presence in England and continental Europe. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Charlotte, Chicago, Houston, Los Angeles, Philadelphia, Salt Lake City and San Francisco; and in Edmonton, Alberta and Sarnia, Ontario, Canada. Furmanite's worldwide strength is further supported by offices currently located in Austria, Belgium, France, Germany, Holland, Hong Kong, Norway, Singapore and the United Kingdom (10 locations) and by licensee and minority ownership interest arrangements in Argentina, Australia, China, the Czech Republic, Finland, India, Indonesia, Italy, Japan, Kuwait, Malaysia, Mexico, Portugal, Puerto Rico, Saudi Arabia, Slovenia, South Africa, South Korea, Sweden, Taiwan, Thailand, Trinidad and the United Arab Emirates. Sales by geographic region for 1995 were 31% for North America, 36% for the U.K. and 29% for continental Europe (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Company's consolidated financial statements).

     Furmanite's underpressure leak sealing and other specialty field services are marketed primarily through direct sales calls on customers by salesmen based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and, to date, has had no significant warranty claims. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it presently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary techniques to perform quality repairs on a timely basis while customer equipment remains in service.

SAFETY, ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     Many aspects of Furmanite's operations are subject to governmental regulation. National, state and local authorities of the U.S. and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite's services and which otherwise affect its operations. Additionally, Furmanite participates, from time to time, with various regulatory authorities in certain studies, reviews and inquiries of its projects and/or operations. Further, because of its international presence, Furmanite is subject to a number of political and economic uncertainties, including expropriation of equipment, taxation policies, labor practices, import and export limitations, foreign exchange restrictions, currency exchange rate fluctuations and local political conditions. Except in certain developing countries, where payment in a specified currency is required by contract, Furmanite's services are paid, and its operations are typically funded, in the currency of the particular country in which its business activities are conducted.

     Underpressure leak sealing and other Furmanite services are often performed in emergency situations under dangerous circumstances, involving exposure to high temperatures and pressures, potential contact with caustic or toxic materials, fire and explosion hazards and environmental contamination, any of which can cause serious personal injury or property damage. Furmanite manages its operating risks by providing its technicians with extensive classroom and field training and supervision, maintaining a system of technical support through its staff of professionally qualified specialists, establishing and enforcing strict safety and competency requirements, standardizing procedures and evaluating new materials and techniques for use in connection with its lines of service. Furmanite also maintains insurance coverage for certain risks, although there is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect the Company against liability and loss of revenues resulting from the consequences of a significant accident.

RECENT DEVELOPMENTS

     On December 28, 1995, the Company notified the holders of its 12% Convertible Class A Preferred Stock, Series D, which was originally issued in connection with the Company's acquisition of Furmanite, that it would redeem all outstanding shares of such Series on January 26, 1996. The Company effected such redemption as noticed, utilizing a portion of the proceeds that it received from a public offering of 3,500,000 Preference Units in Kaneb Pipe Line Partners, L.P. by Kaneb Pipe Line Company, a wholly-owned subsidiary of the Company and the General Partner of the Partnership (See: "Pipeline and Terminaling Services - Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations").

     In February 1995, the Company completed the sale of certain unprofitable general maintenance projects in eastern Germany. These projects were acquired in 1991, 1992 and 1993, during the privatization of the former East Germany by the German government. As economic conditions in eastern Germany worsened considerably in 1994, the Company elected to close one project and sell the remaining projects (See: "Item 3. Legal Proceedings").

PIPELINE AND TERMINALING SERVICES

     Through its KPL subsidiary, the Company manages and operates refined petroleum products pipeline transportation system and petroleum products and specialty liquids terminal storage businesses, and their associated properties, for the benefit of KPP, which owns such systems and facilities through its subsidiaries. The pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota and Wyoming, as well as related terminaling activities; while, through its Support Terminal Services, Inc. subsidiary, among others (collectively, "ST"), the Company operates 31 terminal storage facilities in 16 states and the District of Columbia, with a total storage capacity of approximately 16,800,000 barrels. Including those situated along its refined petroleum products pipeline systems, the Company's terminal storage operations comprise the third largest independent petroleum products and specialty liquids terminaling companies in the United States. For a more detailed discussion of the business, activities and results of operations of the Partnership than that which is contained herein, reference is made to the Annual Report on Form 10-K and the other publicly filed documents of Kaneb Pipe Line Partners, L.P. (NYSE: KPP, KPU).

PIPELINE TRANSPORTATION SYSTEMS

MARKETS SERVED

     Initially built in 1953, the KPP pipeline transportation operations currently consist of two pipeline systems: the East and West Pipelines (the "Pipelines"), with its operational headquarters located in Wichita, Kansas.
The East Pipeline is a 2,075 mile integrated pipeline, ranging between six and sixteen inches in diameter, that transports refined petroleum products received from refineries in southeast Kansas or other interconnecting pipelines to terminals in Iowa, Kansas, Nebraska, North Dakota and South Dakota and to receiving pipeline connections in Kansas. The East Pipeline has direct connections to three Kansas refineries; has direct access by third-party pipelines to four other refineries in Kansas, Oklahoma and Texas; provides access to Gulf (of Mexico) Coast suppliers of refined petroleum products through a connecting pipeline which receives products from a pipeline originating on the Gulf Coast; and, through five connecting pipelines, receives propane from gas processing plants in Kansas, New Mexico, Oklahoma and Texas for shipment through the East Pipeline. The East Pipeline's operation also includes 16 public truck loading terminals located in five states, comprised of a total of 240 tanks having storage capacity of approximately 3,500,000 barrels of product. In addition, the East Pipeline has intermediate storage facilities in McPherson and El Dorado, Kansas, consisting of 23 tanks having an aggregate storage capacity of approximately 922,000 barrels.

     The West Pipeline was acquired by the Partnership in February 1995 from Wyco Pipe Line Company (See: "Recent Developments") and consists of approximately 550 miles of pipeline, ranging from six to eight inches in diameter, that transports refined petroleum products received by direct terminals and other interconnecting pipelines from refineries located in Colorado, Montana, South Dakota and Wyoming to terminals in Colorado, South Dakota and Wyoming. Additionally, the West Pipeline's operations include four public truck loading terminals, also located in Colorado, South Dakota and Wyoming, having storage capacity of approximately 1,801,000 barrels of product. Through these facilities and operations, the West Pipeline serves the growing Denver and northeastern Colorado markets and supplies the jet fuel for Ellsworth Air Force Base, Rapid City, South Dakota.

     The West Pipeline is the nearest pipeline system paralleling the East Pipeline to the west. Consequently, there is a high level of commonality of shippers on the Pipelines. Due to the proximity of the East and West Pipelines to one another, they often face similar competitive issues. The Pipelines' more significant competitors include common carrier pipelines, proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Company's pipeline systems and operations deliver products. In particular, the Pipelines' major competitor is an independent regulated common carrier pipeline system that operates approximately 100 miles east of and parallel with the East Pipeline. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Company believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipelines will be built in the near future, provided that the Pipeline has available capacity to satisfy demand and its tariffs remain at reasonable levels. Further, while pipeline transportation systems are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products, trucks may also competitively deliver products in some of the areas served by the Pipelines. Trucking costs, however, render that mode of transportation uncompetitive for longer hauls or larger volumes. The Company does not believe that over the long term, trucks are effective competition to the Pipelines' long-haul volumes.

PRODUCTS DELIVERED

     The mix of refined petroleum products delivered varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the geographic areas served by the Pipelines affect the demand for and the mix of the refined petroleum products delivered through the Pipelines, although any such impact on the volumes shipped has historically been short-term. Most of the refined petroleum products delivered through the East Pipeline are ultimately used in agricultural operations, including fuel for farm equipment, irrigation systems, crop drying facilities and trucks used to transport crops to a variety of destinations; while the West Pipeline's products are generally delivered to a more urban and commercial marketplace, including Ellsworth Air Force Base. The agricultural sector served by the East Pipeline is also affected by governmental policy and crop prices. Further, the Pipelines are dependent upon adequate levels of production of refined petroleum products by refineries that are connected to the Pipeline, which refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. KPL, in its capacity as General Partner of the Partnership, believes that, in the event that operations at any one refinery were discontinued (and assuming unchanged demand in the markets served by the Pipelines), the effects thereof would be short-term in nature, and the Company's business would not be materially adversely affected over the long term. However, a substantial reduction of output by several refineries as a group could affect the Pipelines' operations to the extent that a greater percentage of the supply would have to come from refineries outside the Pipelines' connecting access pipelines.

TARIFFS

     Substantially all of the Pipelines' operations constitute common carrier activities that are subject to federal or state tariff regulation. Such common carrier activities are those under which transportation services through the Pipeline are available at published tariffs, as filed with the Federal Energy Regulatory Commission ("FERC") or the applicable state regulatory authority, to any shipper of refined petroleum products who requests such services, provided that each refined petroleum product for which transportation is requested satisfies the conditions, requirements and specifications for transportation.

TERMINAL STORAGE OPERATIONS

     FACILITIES

     Acquired by the Partnership in 1993 (See: "Recent Developments"), ST and its predecessors have a proven track record of more than 30 years of quality service and experience in the operation of specialty liquids terminal storage facilities. ST's terminal facilities provide throughput and storage on a fee basis for a wide variety of products from petroleum products to specialty chemicals and edible and other liquids. ST's 31 facilities offer storage capacity ranging from 40,000 to 5,511,000 barrels, comprised of two to 124 tanks per facility. Following the acquisition of certain assets and facilities from Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") (See: "Recent Developments") and as of December 31, 1995, ST's five largest facilities were located at Piney Point, Maryland (5,511,000 Bbls capacity; 30 tanks); Jacksonville, Florida (2,061,000 Bbls capacity; 28 tanks); Texas City, Texas (2,002,000 Bbls capacity; 124 tanks); Westwego, Louisiana (858,000 Bbls capacity; 54 tanks); and, Baltimore, Maryland (826,000 Bbls capacity; 50 tanks). In addition to the foregoing, the other ST facilities are situated in Alabama (2), Arizona, California (2), the District of Columbia (2), Florida, Georgia (6), Illinois (2), Indiana, Kansas, Maryland, Minnesota, New Mexico, Oklahoma, Texas, Virginia (2) and Wisconsin, 27 of which are inland facilities that receive, store and deliver primarily petroleum products for a variety of customers, providing ST with a geographically diverse base of customers and revenue. ST's operational headquarters is located in Dallas, Texas.

     The independent liquids terminaling industry is fragmented and includes both large, well financed publicly-traded companies that own and/or operate many terminal locations and small private companies that may own and/or operate only a single terminal location. In addition to the terminals owned by independent terminal operators, many major energy and chemical companies also own extensive terminal facilities. Although such terminals often have the same capabilities as those owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage facilities are also significant customers of independent terminal operators, when independent terminals have more cost effective locations near key transportation links such as deep water ports. Major energy and chemical companies also require independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements. Independent terminal owners, such as ST, compete on the basis of location, versatility of terminals, service and price. For example, a favorably located terminal will have access to various means of cost-effective transportation both to and from the terminal. Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products having complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as loading and unloading of product at the terminal. An increasingly important aspect of the versatility and service capabilities of an operator is that operator's ability to offer product handling and storage that complies with applicable environmental, safety and health regulations, among others, especially since customers may retain the liability for certain acts of non-compliance with such regulations.

PRODUCTS

     The variety of products that can be stored at ST's terminal storage facilities is a significant part of, what the Company believes is, its competitive advantage among similarly-situated organizations. ST's terminals provide storage capacity for such products as petroleum products, specialty chemicals, asphalt, fertilizer, latex and caustic solutions, and edible liquids, including animal and vegetable fats and oils. Further, the terminaling and pipeline transportation of jet fuel for the U.S. Department of Defense is an important part of ST's business. Nine of ST's 27 inland terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Defense Department. Six of the nine locations are utilized solely by the Defense Department and five of these locations include pipelines that deliver jet fuel directly to nearby military bases. Additionally, as part of the Steuart transaction, the Partnership acquired the pipeline that serves Andrews Air Force Base in Maryland (See: "Recent Developments"). Revenue attributable to Department of Defense activities is derived from a combination of terminal contracts and tenders for the handling and movement of jet fuel. The terminal contracts provide a fixed monthly revenue for a period of one to four years per contract, with additional revenues generated if specific throughput levels are exceeded. The tenders provide for charges per barrel of throughput and have no minimum guarantees. From time to time, military base closings or other events have impacted the operation of certain of ST's facilities. However, KPL, in its capacity as General Partner of the Partnership, does not believe that, in the aggregate, the inland terminals serving the U.S. Department of Defense will experience a significant decrease in cash flows for the foreseeable future as a result of Department of Defense changes in activity. KPL, in its capacity as General Partner of the Partnership, does not believe that ST's business is dependent upon any one customer or any small group of customers.

SAFETY, ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     In addition to tariff regulation of the Partnership's Pipeline activities, certain operations of the Partnership are subject to federal, state and local laws and regulations relating to the construction, maintenance and management of its facilities, the safety of its personnel and the protection of the environment. Although KPL, in its capacity as General Partner of the Partnership, believes that the operations of the Partnership are in general compliance with applicable laws and regulations, risks of substantial costs and liabilities are inherent in both pipeline and terminaling operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. For example, contamination resulting from spills or releases of refined petroleum products within the petroleum pipeline industry, or refined petroleum or other products within the terminaling industry, are not unusual in such industries. From time to time, the Partnership has experienced limited groundwater contamination at certain of its Pipeline-related terminal sites, resulting from spills of refined petroleum products. In each instance, the appropriate regulatory authorities have been notified of these events and appropriate remediation activities have either been completed or are ongoing. In connection with the formation of the Partnership, the Company agreed to bear the costs associated with identified environmental contamination relating to the operations of the East Pipeline arising prior to October 3, 1989; however, such costs have not been, and are not in the future anticipated to be, material.

     Additionally, from time to time, the Partnership has experienced limited groundwater contamination at certain of its current and former terminal storage facilities, as a result of operations at or around these locations. Again, in each instance, the appropriate regulatory authorities have been notified of these events and appropriate remediation activities have either been completed, are ongoing, at times using extraction wells and air strippers, or are under investigation. In certain instances where other unrelated companies may also have responsibility for the contamination of a particular facility or area, the Partnership, through the appropriate operating subsidiary, has entered into agreements (or is in the process of negotiating such agreements) with such company or companies providing for the allocation of the costs and/or responsibilities of remediation of such facilities or areas. Further, ST has been named as a "potentially responsible party" for a federally-designated and EPA-supervised "Superfund" site where a small amount of material handled by the former operator was attributed to the facility owned by ST.

While the Company believes that the Partnership's obligations in connection with the remediation process at this location will be de minimis, until a final settlement agreement is signed with the EPA, there is a possibility that the EPA could bring additional claims against ST (See: "Legal Proceedings").

RECENT DEVELOPMENTS

     On December 19, 1995, the Partnership acquired the liquid terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68,000,000 plus transaction costs and the assumption of certain environmental liabilities. Among the assets acquired by the Partnership were eight terminal storage facilities located in the District of Columbia, Florida, Georgia, Maryland and Virginia, consisting of 88 storage tanks having an aggregate capacity of approximately 9,000,000 barrels of product. The Maryland facility also includes the pipeline servicing operations for Andrews Air Force Base. The transaction was initially funded by a bank bridge loan, which is anticipated to be replaced during the 1996 calendar year by the private placement of $68,000,000 of first mortgage notes. The Partnership is currently in the process of finalizing the terms of such a private placement and has engaged an investment banking organization to assist with the proposed transaction. While the Company expects that the Partnership will be successful in completing the private placement, there can be no assurance that such will occur or, if so, it will contain the terms and conditions currently contemplated by the Partnership. On a pro-forma basis, giving effect to the Steuart acquisition, revenues generated by the Steuart assets would have accounted for approximately 8.3% of the Company's revenues for the year ended December 31, 1995.

     In September 1995, the Partnership completed a public offering of 3,500,000 Preference Units (NYSE: KPU) at a price of $22.50 per unit. The Preference Units, which had been owned by KPL since 1989, represent a separate class of units from, and are junior to, the Partnership's Senior Preference Units (NYSE: KPP) ("SPUs"), which SPUs have been the subject of two previous public offerings in 1989 and 1993. The Company, through a dividend from its KPL subsidiary, realized net proceeds of approximately $74,000,000 from the offering of Preference Units; following which, the Company continued to retain control of the Partnership through a 2% General Partner interest and an aggregate 31.0% limited partner interest in the Partnership. A substantial portion of the proceeds from the offering were used by the Company in 1995 to retire two outstanding debt issues: $5,011,000 of Moran Energy Inc. 11.5% Subordinated Debentures, which were redeemed by the Company on October 23, 1995, and $43,200,000 of Moran Energy International, N.V. 8% Convertible Subordinated Debentures, which matured on November 1, 1995 and to repay a $10,000,000 bank term loan. Additionally, on February 1, 1996, the Company used a portion of the offering proceeds to retire a $6,000,000 bank loan and, on January 26, 1996, the Company used approximately $8,000,000 of the offering proceeds to redeem all of the outstanding shares of its 12% Convertible Class A Preferred Stock, Series D, which were originally issued in connection with the Company's acquisition of Furmanite (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Industrial Field Services - Recent Developments"). As stated, the Partnership has previously completed two public offerings of Partnership SPUs: the original offering of 5,000,000 units for $22 per unit in September 1989, following the formation of KPP and generating net proceeds to the Company of approximately $98,000,000 and a gain of approximately $60,000,000; and, an offering of an additional 2,250,000 SPUs for $25.25 per unit in April 1993, which resulted in net proceeds to KPP of approximately $53,200,000 and recognition by the Company in 1993 of a non-cash gain of approximately $15,100,000.

     On February 24, 1995, the Partnership completed a transaction with Wyco Pipe Line Company ("Wyco"), an entity jointly owned by GATX Terminals Corporation and Amoco Pipe Line Company, pursuant to which KPP acquired certain refined petroleum pipeline assets from Wyco for $27,100,000 plus transaction costs and the assumption of certain environmental liabilities. The assets, which the Company refers to as "the West Pipeline", consist of approximately 550 miles of underground pipe in Wyoming, Colorado and South Dakota, four truck loading terminals, numerous pump stations and other related assets. KPP financed the acquisition of the former Wyco assets by the issuance of $27,000,000 of 8.37% first mortgage notes, due in 2002, to three insurance companies.

ENVIRONMENTAL CONTROLS

     The Company believes that it is in substantial compliance with applicable state, federal and local legislation and regulations relating to environmental controls, and the existence of such laws and regulations has not had, nor at this time is expected to have, any materially restrictive effect on the Company. To date, the Company has not accounted for costs or capital expenditures incurred for environmental control facilities separately from other costs incurred in the operation of its businesses. The Company does not, however, believe that any such costs or expenditures have been material, and the Company does not expect that under present conditions such costs or expenditures will become material in the foreseeable future.

EMPLOYEES

     At December 31, 1995, the Company and its subsidiaries employed 1,657 persons, of which an aggregate total of 1,154 persons were employed by the Company's Furmanite subsidiaries, collectively, and an aggregate total of 347 persons were employed by KPL, collectively with its subsidiaries. The Partnership has no employees, as the business and operations of the Partnership are conducted by KPL, the General Partner of the Partnership and a wholly-owned subsidiary of the Company. As of December 31, 1995, approximately 550 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date. Additionally, as of December 31, 1995, approximately 139 of the persons employed by KPL (or its subsidiaries) were subject to representation by unions for collective bargaining purposes; however, except for approximately 30 persons employed by ST who were subject to representation by the Oil, Chemical and Atomic Workers International Union AFL-CIO ("OCAW"), there were no collective bargaining or other similar contracts covering employees of KPL (or its subsidiaries) in effect at that date. ST has an agreement with the OCAW regarding conditions of employment for such persons, which agreement is in effect through June 28, 1996 and is subject to automatic renewal for successive one-year periods unless ST or OCAW serves written notice to terminate or modify such agreement in a timely manner.

ITEM 2.  PROPERTIES

     The corporate headquarters of the Company are located in Richardson, Texas, in a modern, sixteen story building pursuant to a five year lease agreement. In addition to properties owned or leased by its industrial field services and pipeline transportation and liquids terminaling businesses, the Company, through its wholly-owned subsidiary, Fields Financial Services, Inc., also leases office space in Bryan, Texas.

     Descriptions of other properties owned or utilized by the Company (or its subsidiaries) are contained in Item 1 of this report and such descriptions are hereby incorporated by reference into this Item 2. Under the caption "Commitments and Contingencies" in Note 9 to the Company's consolidated financial statements, additional information is presented concerning obligations of the Company (or its subsidiaries) for lease and rental commitments. Such additional information is also incorporated by reference into this Item 2.

ITEM 3.  LEGAL PROCEEDINGS

     On February 2, 1996 a lawsuit was filed in Germany on behalf of Gesellschaft fur Industrieanlagen und Maschineninstandhaltung GmbH or G.I.M. Engineering ("GIM") against one of the Company's German subsidiaries, Furmanite Technische Dienstleistungen GmbH ("FTD"), concerning the consideration received in a December 30, 1994 German contract that was part of a series of transactions relating to the sale of one of the Company's domestic subsidiaries. On February 5, 1996, the Court ruled in the Furmanite German subsidiary's favor in a separate but related injunctive proceeding involving the same consideration issue in the same contract. The December 30, 1994 contract was an integral part of the ultimate sale of the Company's domestic subsidiary and was consummated after a thorough review by, and based upon the advice of, the Company's German legal counsel and tax advisors. The Company intends to vigorously defend this action, which has not yet been set for hearing.

     In March 1995, the Company completed a settlement agreement and release of claims among all parties relating to a lawsuit filed in September 1987 in Mobile County, Alabama, against the Company and certain of its affiliates and other unrelated parties by Stephen R. Herbel and others doing business as Pinnacle Petroleum Company ("Pinnacle"). The Company's portion of the settlement agreement was adequately reserved in its financial statements.

     Two of the Company's subsidiaries, which subsidiaries are no longer actively conducting any operations, have been notified that they are "potentially responsible parties" in connection with two separate governmental investigations relating to two separate waste disposal facilities which may each be subject to remedial action as locations listed on the Environmental Protection Agency's ("EPA") Superfund National Priority List ("Superfund"). Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies for each identified facility and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. These particular proceedings are based upon allegations that the Company's former operating subsidiaries disposed of hazardous substances at the facilities in question. One proceeding involves actions allegedly taken by the Company's former operating subsidiary at a time prior to the acquisition of such subsidiary by the Company. The Company's subsidiaries have been included within a de minimis group of waste generators that are involved in this proceeding, who have been negotiating a collective settlement of their liabilities with the EPA.
However, the Company has joined with others within this de minimis group who are each contesting their respective liability. Proceedings in this matter have been ongoing since 1989 and there was no significant activity relating to this matter that occurred during 1995. The second proceeding involves alleged activity by a corporation in which a former operating subsidiary of the Company held a 50% interest, which interest is no longer owned by the Company's subsidiary or any affiliate of the Company. Accordingly, the Company believes that its liability in this proceeding is governed by the provisions of the agreement pursuant to which the Company's interest in such corporation was disposed. The Company has reviewed its potential exposure, if any, in connection with each location, giving consideration to the nature, accuracy and strength of evidence relating to the Company's alleged relationship to the location, the amount and nature of waste taken to the location, and the number, relationship and financial ability of other named and unnamed "potentially
responsible parties" at the location.    While the Company does not anticipate
that the amount of expenditures from its involvement in the above matters will have a material adverse effect on the Company's operations or financial condition, the possibility remains that technological, regulatory, enforcement or legal developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     In addition, from time to time, the Company and certain of its subsidiaries are involved in various litigation and other legal proceedings in the ordinary course of business. However, the Company believes that a resolution of these matters will not have a material adverse affect on the Company.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1995.










                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     Shares of the Company's Common Stock are listed and traded principally on the New York Stock Exchange. At March 15, 1996, there were approximately 4,870 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.


                                       QUOTED STOCK PRICES
                                     -------------------------
                                      HIGH            LOW
                                      ----            ---
              FISCAL YEAR
              1994:

              First Quarter           4 1/8           3
              Second Quarter          3 1/2           2 3/4
              Third Quarter           3 1/8           2 1/4
              Fourth Quarter          2 1/2           1 7/8

              1995:

              First Quarter           2 1/4           1 1/2
              Second Quarter          2 3/4           1 3/4
              Third Quarter           2 5/8           2
              Fourth Quarter          2 5/8           1 7/8

              1996:

              First Quarter           3 1/4           2 1/4
              (through March 15,
              1996)


     Regular dividends on the Company's Adjustable Rate Cumulative Class A Preferred Stock have been regularly paid since the third quarter of 1990, in accordance with the provisions of the Certificates of Designation filed with the Delaware Secretary of State for such Preferred Stock. In connection with its 1991 acquisition of Furmanite, the Company issued a total of 1,098,373 shares of 12% Convertible Class A Preferred Stock, Series D, stated value of
5.34 Pounds Sterling. On December 28, 1995, the Company notified the holders of the Series D shares that it would redeem all outstanding shares of such Series on January 26, 1996. The Company used approximately $8,000,000 of the proceeds from the public offering of 3,500,000 Preference Units of KPP to effect the redemption as noticed. Also, the Company has issued 600 restricted shares of its Adjustable Rate Cumulative Class A Preferred Stock, Series C, to three senior officers of the Company, in connection with an executive compensation program established by the Company. In 1994, the holders of these shares were paid an aggregate dividend of $28,422, which had been previously accrued in 1991. Among other restrictions on payment of dividends on this Series of Preferred Stock, dividends on the Series C Preferred Stock that are otherwise payable for a year in which the Company has a net loss are not paid until completion of a year in which the Company has a net profit. Additionally, the credit facilities used to acquire Furmanite and for the working capital of each of Furmanite and KPL each contain restrictions on the respective subsidiary's ability to pay dividends or distributions to the Company, if an event of default exists.

TEM 6. SUMMARY HISTORICAL FINANCIAL AND OPERATING DATA

     The following selected financial data (in thousands, except per share amounts) is derived from the consolidated financial statements of Kaneb Services, Inc. and should be read in conjunction with the consolidated financial statements and related notes included herein. The Company has not declared a dividend on its common stock for any of the periods presented.


                                                 Year Ended December 31,
                                               ----------------------------
                                       1995      1994      1993      1992      1991
                                     --------  --------  --------  --------  ---------

INCOME STATEMENT DATA:
Revenue ...........................  $212,062  $208,722  $198,549  $176,703   $134,965
Operating income ..................    43,465    31,964    29,530    14,611     13,247
Net income (loss):
    Income (loss) from continuing
       operations before gains on
       sale or issuance of
       partnership units ..........     5,024     2,035     1,032    (5,532)    (8,055)
    Gains on sale or issuance of
       pipeline partnership units      54,157         -    15,122         -          -
                                     --------  --------  --------  --------   --------
    Continuing operations .........    59,181     2,035    16,154    (5,532)    (8,055)
    Discontinued operations .......         -         -         -       996    (13,011)
    Extraordinary gain on debt
       extinguishment .............         -         -         -         -        405
    Cumulative effect of accounting
       charges(a) ................          -         -         -       742          -
                                     --------  --------  --------  --------   --------
    Net income (loss) .............  $ 59,181  $  2,035  $ 16,154  $ (3,794)  $(20,661)
                                     ========  ========  ========  ========   ========

PER SHARE DATA:
Earnings (loss) per common share:
    Continuing operations .........  $   1.72  $    .02  $    .46  $   (.22)  $   (.30)
    Discontinued operations .......         -         -         -       .03       (.41)
    Extraordinary gain on debt
     extinguishment ...............         -         -         -         -        .01
    Cumulative effect of
       accounting changes ......            -         -         -       .02          -
                                      -------  --------  --------  --------   --------
     Total .....................     $   1.72  $    .02  $    .46  $   (.17)  $   (.70)
                                      =======  ========  ========  ========   ========

 BALANCE SHEET DATA:
 Cash flow provided by operating
     activities ................     $ 39,964  $ 25,890  $ 30,880  $ 19,183   $  6,159
 Cash and cash equivalents .....       30,389     9,506    24,327    10,596     17,501
 Working capital ...............       16,302   (42,797)   15,842    12,555     22,339
 Total assets ..................      409,827   284,213   287,472   215,848    237,173
 Long-term debt ................      191,846   103,376   152,678   141,430    144,222
 Stockholders' equity ..........       69,022    18,844    14,861    (1,519)     7,239

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

RESULTS OF OPERATIONS

                                                    (in millions)
                                            -----------------------------
                                             1995      1994        1993
                                            ------  -----------  --------
      Consolidated revenues ..............  $212.1       $208.7    $198.5
      Consolidated operating income ......  $ 43.5       $ 32.0    $ 29.5
      Consolidated operating income before
        depreciation and amortization ....  $ 56.5       $ 44.8    $ 41.2
      Consolidated net income before gains
        on sale or issuance of pipeline
        partnership units ................  $  5.0       $  2.0    $  1.0
      Consolidated capital expenditures,
        excluding acquisitions ...........  $ 13.4       $ 10.2    $ 11.0


     Consolidated revenues increased $3.4 million in 1995. Pipeline and terminaling services revenues increased $18.2 million, primarily as a result of the acquisition of the West Pipeline by the pipeline partnership in February
1995.   Near the end of 1994, unprofitable operations in eastern Germany, which generated approximately $18.9 million in revenues in 1994, were sold. Revenues from the remaining core business in industrial field services increased $5.2 million in 1995. Consolidated operating income increased $11.5 million in 1995. Improvements in industrial field services totaled $2.3 million while pipeline and terminaling services were up $9.5 million, primarily as a result of the acquisition of the West Pipeline. Consolidated capital expenditures, excluding acquisitions, increased $3.2 million from 1994 to 1995, principally as a result of increased industrial field services equipment purchases and increased pipeline and terminaling capital maintenance projects.

     Consolidated revenues increased $10.2 million in 1994, primarily as a result of the inclusion for the entire year of a petroleum products and specialty liquids terminaling company that was acquired by the pipeline partnership in March 1993. Consolidated operating income increased $2.5 million from 1993 to 1994 as increases in pipeline and terminaling services profits of $3.7 million, largely due to improvements at the terminaling company acquired by the pipeline partnership in 1993, were partially offset by declines in industrial field services profits attributable to the unprofitable operations in eastern Germany that were not sold until near the end of 1994.

Industrial Field Services

     The Company's industrial field services segment is comprised of the operations of Furmanite, which was acquired in March 1991. Furmanite provides specialized industrial field services to plants in the process and power industries and to refineries and chemical plants.


                                           (in millions)
                                    ----------------------------
                                     1995       1994       1993
                                    ------     ------     ------
Revenues:
  United States..................   $ 32.8     $ 34.2     $ 32.8
  United Kingdom.................     37.6       36.3       30.5
  Germany........................     16.2       33.0       40.0
  Rest of World..................     17.9       14.7       13.1
                                    ------     ------     ------
                                    $104.5     $118.2     $116.4
                                    ======     ======     ======
Operating income:
  United States..................   $  1.9       $1.7     $  1.1
  United Kingdom.................      3.3        2.4        1.2
  Germany........................     (1.2)      (3.6)       1.3
  Rest of World..................       .8        1.3         .2
  Headquarters...................      (.9)       (.2)         -
                                    ------     ------     ------
                                    $  3.9     $  1.6     $  3.8
                                    ======     ======     ======
Operating income before
  depreciation and amortization..   $  8.0     $  6.6     $  8.7
                                    ======     ======     ======
Capital expenditures.............   $  4.3     $  2.8     $  2.6
                                    ======     ======     ======

     Furmanite's revenues increased $5.2 million or 5% in 1995 and $8.9 million or 10% in 1994, excluding unprofitable general maintenance projects in eastern Germany that had revenues of approximately $18.9 million in 1994 and $26.0 million in 1993 and were sold near the end of 1994. Revenues from traditional underpressure services steadily improved in both years, especially in the United Kingdom and other western European countries where economic conditions have been sluggish over the last several years.

     Operating income increased $2.3 million or 144% in 1995 as a result of improvements in Furmanite's operations around the world, particularly in the United Kingdom and in Germany. Declines in the Rest of World in 1995 primarily resulted from non-recurring product sales with high margins in the Far East in 1994. The overall decline in Furmanite's operating income in 1994 was the result of the losses from the general maintenance projects in eastern Germany that were sold in late 1994 that were only partially offset by the improvements in the rest of Furmanite's operations.

     Capital expenditures are primarily related to field services equipment and the implementation of new services. Capital expenditures for 1996 are currently estimated to be $2 million to $4 million, depending on the economic environment and the needs of the business.


Pipeline and Terminaling Services

     The Company's pipeline and terminaling services segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP") which owns refined petroleum products pipeline assets and, since 1993, petroleum products and specialty liquids storage and terminaling assets. The Company operates, manages, and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership.

                                            (in millions)
                                     ---------------------------
                                     1995       1994       1993
                                     -----      -----      -----
Revenues.......................      $96.9      $78.7      $69.2
                                     =====      =====      =====
Operating income...............      $42.5      $33.0      $29.3
                                     =====      =====      =====
Operating income before
 depreciation and amortization.      $50.8      $40.2      $35.4
                                     =====      =====      =====
Capital expenditures, excluding
 acquisitions..................      $ 9.0      $ 7.2      $ 8.1
                                     =====      =====      =====

     Revenues increased $18.2 million or 23%, while operating income increased $9.5 million or 29% in 1995. The increase in revenues and operating income is primarily attributable to the acquisition of the West Pipeline by the pipeline partnership in 1995. Revenues increased $9.5 million or 14%, while operating income increased $3.7 million or 13% in 1994, primarily as a result of the inclusion of the operations of ST for the full year in 1994 versus a 10-month period in 1993 as well as an approximate 5.5% pipeline tariff increase implemented in April 1994, which was partially offset by an increase in property taxes and unusually high repair and maintenance expenditures.

     The interest of outside non-controlling partners in the KPP's net income was $18.0 million, $12.6 million and $11.0 million in 1995, 1994 and 1993, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $16.3 million, $16.2 million and $13.7 million in 1995, 1994 and 1993, respectively. The increase in the interest of outside non-controlling partners in KPP's net income in 1995 is attributable to the sale by the Company in 1995 of 3.5 million of the preference units that it had owned since 1989. The 1994 increase in both the interest of outside non-controlling partners in KPP's net income and in the distributions paid to the outside non-controlling unitholders is a result of the issuance of 2.25 million Senior Preference Units in 1993 by KPP.

     Capital expenditures relate to the maintenance of existing operations. Routine capital expenditures for 1996 are currently estimated to be $7.5 million.

     Effective March 1, 1993, KPP acquired Support Terminal Services, Inc. ("ST"), a petroleum products and specialty liquids storage and terminaling company, for approximately $65 million. In April 1993 KPP completed a secondary public offering of 2.25 million Senior Preference Units at $25.25 per unit and used $50.8 million of the proceeds from the offering to repay a portion of the ST acquisition bank debt. The Company recognized a non-cash accounting basis gain in the amount of $22.4 million resulting from the change in its ownership interest of KPP as a result of this public offering. Consistent with the treatment in 1989 of the initial offering of Senior Preference Units, the Company deferred $7.3 million of this gain and recorded $15.1 million in the statement of income as a gain on the issuance of units by the Partnership.

     In February 1995 KPP, through a wholly-owned subsidiary, acquired the pipeline assets of WYCO Pipe Line Company (the "West Pipeline"), a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million plus transaction costs and the assumption of certain environmental liabilities. The acquisition was financed by the sale of first mortgage notes due February 24, 2002, which bear interest at the rate of 8.37% per annum. In December 1995 KPP, through a wholly-owned subsidiary, acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") for $68 million plus transaction costs and the assumption of certain environmental liabilities, which was financed with a bridge loan from a bank.

Other Operations

     The Company had revenues of $10.6 million, $11.8 million, and $12.9 million in 1995, 1994 and 1993, respectively, and operating income of $1.7 million, $1.5 million and $.6 million for the same periods related to subsidiaries that provide payment, collection and information services to retail merchants and financial institutions.


New Accounting Pronouncement

     In March 1995, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121). SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and requires the write-down to market of certain long-lived assets. The Company will adopt SFAS 121 in the first quarter of 1996 and such adoption will not have a material effect on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by consolidated operating activities was $40.0 million, $25.9 million and $30.9 million during the years 1995, 1994 and 1993, respectively. Almost two-thirds of the increase in 1995 related to pipeline and terminaling services, primarily as a result of the acquisition of the West Pipeline by the pipeline partnership in February 1995.

     At December 31, 1995, $24.8 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the Parent Company, is due 2001, bears interest at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, and contains certain financial and operational covenants with respect to the specialized industrial field services group of companies.

     In 1994 KPP, through a wholly-owned subsidiary, issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, another wholly-owned subsidiary of KPP entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through November 30, 1997. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1995 or 1994. In 1995 KPP financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002, which bear interest at the rate of 8.37% per annum. The Notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of KPP and contain certain financial and operational covenants. The acquisition of the Steuart terminaling assets in December 1995 was initially financed by a $68 million bridge loan from a bank. The bridge loan maturity has been extended until March 17, 1997, and bears interest at variable rates based on the LIBOR rate plus 50 to 100 basis points. KPP expects to refinance this obligation under terms similar to the Notes discussed above.

     In September 1995 the Company, through a wholly-owned subsidiary, sold in a public offering 3.5 million Preference Units it held in KPP. The Company received net cash proceeds of approximately $74 million related to the sale and recorded a gain of $54.2 million. The Company used the proceeds from the sale to retire its 8% convertible subordinated debentures totaling $43.2 million, retire its 11.5% subordinated debentures totaling $5.0 million, repay its $10 million term loan, redeem, in 1996, its Series D Preferred Stock for approximately $8.0 million and retire, in 1996, its $6.0 million 8.85% senior note. The Company continues to control the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest.

     In December 1995 the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000, that bears interest at variable rates at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of .5% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1995.

     Consolidated capital expenditures for 1996 have been budgeted at $9.5 million to $11.5 million, depending on the economic environment and the needs of the business. Consolidated debt maturities are $4.1 million, $4.5 million, $8.7 million, $1.8 million and $1.5 million for each of the five years ending December 31, 2000. Capital expenditures in 1996 are expected to be funded from existing cash and anticipated cash flows from operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS                                           PAGE
                                                                        ----
     Set forth below are financial statements appearing in this report.


     Report of Independent Accountants ............................      F-1

     Financial Statements of Kaneb Services, Inc, and Subsidiaries:

     Consolidated Statements of Income - Years Ended December 31,
           1994 and 1993 ..........................................      F-2

     Consolidated Balance Sheets - December 31, 1995 and 1994......      F-3

     Consolidated Statements of  Cash Flows
           Years Ended December 31, 1995, 1994 and 1993 ...........      F-4

     Consolidated Statements of Changes in Stockholders'
           Equity - Years Ended December 31, 1995, 1994 and 1993 ..      F-5

     Notes to Consolidated Financial Statements ...................      F-6

(a)(2)  FINANCIAL STATEMENT SCHEDULES

     Set forth are the financial statement schedules appearing in this report.

     Schedule I - Kaneb Services, Inc. (Parent Company)
           Condensed Financial Statements:

     Statements of Income - Years Ended December 31, 1995,
           1994 and 1993 ............................................    F-18

     Balance Sheets - December 31, 1995 and 1994 ....................    F-19

     Statements of Cash Flows - Years Ended
           December 31, 1995, 1994 and 1993 .........................    F-20

     Schedule II - Kaneb Services, Inc. Valuation and
           Qualifying Accounts -
           Years Ended December 31, 1995, 1994 and 1993 .............    F-21


     Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto presented in the Annual Report to Stockholders.

(A) (3)  LIST OF EXHIBITS

3.1 Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant's Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1981 ("1981 Form 10-K"), which exhibit is hereby incorporated by reference.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 ("1990 Form 10-K"), which exhibit is hereby incorporated by reference.

3.6 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7 By-laws of the Registrant, filed as Exhibit 3.5 of the exhibits to the Registrant's Annual Report on Form 10-K for year ended December 31, 1985, which exhibit is hereby incorporated by reference.

4.1 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant's Quarterly Report of Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

4.2 Certificate of Designation, Preferences and Rights related to the Registrant's Series B Junior Participating Preferred Stock, filed as
     Exhibit 1 of the exhibits to the Registrant's Current Report on Form 8-K and Registration Statement on Form 8-A, dated April 5, 1988, which exhibit is hereby incorporated by reference.

4.3 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, Series D, dated February 11, 1991, filed as Exhibit 4.3 of the exhibits to the Registrant's 1990 Form 10-K, which exhibit is hereby incorporated by reference.

4.4 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, Series C, dated April 23, 1991, filed as Exhibit 4.4 of the exhibits to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991, which exhibit is hereby incorporated by reference.

4.5 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, Series E, filed as Exhibit 10.2 of the exhibits to the Registrant's Current Report on Form 8-K, dated January 23, 1993, which exhibit is hereby incorporated by reference.

4.6 Indenture between Moran Energy Inc. ("Moran") and First City National Bank of Houston ("First City"), dated as of January 1, 1978, under which Moran issued the 11 1/2% Subordinated Debentures due 1998, filed as
     Exhibit 2(g) to Moran's Registration Statement on Form S-7 (SEC File No. 2-61216), which exhibit is hereby incorporated by reference.

4.7 First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.5 above, filed as Exhibit 4.4 to the exhibits of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983 ("1983 Form 10-K"), which exhibit is hereby incorporated by reference.

4.8  Indenture between Moran Energy International N.V. ("Moran
     International"), Moran and First City, dated as of November 1, 1980, under which Moran International issued the 8% Convertible Subordinated Debentures due 1995, guaranteed on a subordinated basis by Moran, filed as
     Exhibit 4(b) to Moran's Annual Report on Form 10-K for the year ended December 1, 1980, which exhibit is hereby incorporated by reference.

4.9 First Supplemental Indenture between Moran International, the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.8 above, filed as Exhibit 4.7 of the 1983 Form 10-K, which exhibit is hereby incorporated by reference.

4.10 Indenture between Moran and First City, dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran's Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.11 First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.10 above, filed as Exhibit 4.7 of the 1983 Form 10-K, which exhibit is hereby incorporated by reference.

10.1 Kaneb Services, Inc. 1984 Nonqualified Stock Option Plan, filed as
     Exhibit 10.26 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1984, which exhibit is hereby incorporated by reference.

10.2 Kaneb Services, Inc. 1994 Stock Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant's Form S-8 Registration Statement (S.E.C. File No. 33-54027), which exhibit is hereby incorporated by reference.

10.3 Kaneb Services, Inc. Savings Investment Plan, filed as Exhibit 4.10 of the exhibits to the Registrant's Form S-8 Registration Statement (S.E.C. File No. 33-41295), which exhibit is hereby incorporated by reference.

10.4 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, filed as Exhibit
     10.8 of the exhibits to the Registrant's Annual Report on Form 10-K ("1994 Form 10-K"), which exhibit is hereby incorporated by reference.

10.5 Amended and Restated Senior Secured Increasing Rate Promissory Note between the Registrant and the Bank of Scotland, dated July 2, 1993, filed as Exhibit 10.9 of the exhibits to the Registrant's 1994 Form 10-K, which exhibit is hereby incorporated by reference.

10.6 Pledge and Proxy Agreement between the Registrant and Texas Commerce Bank, National Association, ("TCB"), dated October 11, 1993, filed as
     Exhibit 10.9 of the exhibits to the Registrant's 1993 Form 10-K, which exhibit is hereby incorporated by reference.

10.7 Pledge and Security Agreement between Kaneb Pipe Line Company ("KPL") and TCB, dated October 11, 1993, filed as Exhibit 10.10 of the exhibits to the Registrant's 1993 Form 10-K, which exhibit is hereby incorporated by reference.

10.8 Restated Credit Agreement between KPOP, TCB, and certain other Lenders, dated December 22, 1994, filed as Exhibit 10.13 of the exhibits to the Registrant's 1994 Form 10-K, which exhibit is hereby incorporated by reference.

10.9 Note Purchase Agreement, dated December 22, 1994, filed as Exhibit 10.2 of the exhibits to Registrant's Current Report on Form 8-K, dated March 13, 1995, which exhibit is hereby incorporated by reference.

10.10 Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed herewith.

10.11 Bridge Financing Agreement between KPOP and TCB, dated December 18, 1995, filed herewith.

10.12 Agreement for Sale and Purchase of Assets between Wyco Pipe Line Company and KPOP, dated February 19, 1995, filed as Exhibit 10.1 of the exhibits to the Registrant's Current Report on Form 8-K, dated March 13, 1995, which exhibit is hereby incorporated by reference

10.13 Asset Purchase Agreements between and among Steuart Petroleum Company, SPC Terminals, Inc., Piney Point Industries, Inc., Steuart Investment Company, Support Terminals Operating Partnership, L.P. and KPOP, as amended, dated August 27, 1995, filed as Exhibits 10.1, 10.2, 10.3, and
      10.4 of the exhibits to Registrant's Current Report on Form 8-K/A, dated January 3, 1996, which exhibits are hereby incorporated by reference.

21   List of subsidiaries of the Registrant, filed herewith.
23   Consent of independent accountants:  Price Waterhouse LLP, filed herewith.
24   Powers of Attorney, filed herewith.
27   Financial Data Schedule, filed herewith.

     Certain instruments respecting long-term debt of the Registrant have been omitted pursuant to instructions as to Exhibits. The Registrant agrees to furnish copies of any of such instruments to the Commission upon request.

     (B) REPORTS ON FORM 8-K - NONE.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Kaneb Services, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 18 present fairly, in all material respects, the financial position of Kaneb Services, Inc. and its subsidiaries (the "Company") at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Dallas, Texas
March 5, 1996

                       CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993







                                                      1995          1994          1993
                                                  ------------  ------------  ------------

Revenues .......................................  $212,062,000  $208,722,000  $198,549,000
                                                  ------------  ------------  ------------

Costs and expenses:
  Operating costs ..............................   151,014,000   159,913,000   153,231,000
  Depreciation and amortization ................    13,055,000    12,807,000    11,655,000
  General and administrative ...................     4,528,000     4,038,000     4,133,000
                                                  ------------  ------------  ------------


      Total costs and expenses .................   168,597,000   176,758,000   169,019,000
                                                  ------------  ------------  ------------

Operating income ...............................    43,465,000    31,964,000    29,530,000
Interest income ................................       858,000       446,000       307,000
Other expense ..................................    (1,037,000)     (251,000)     (514,000)
Interest expense ...............................   (15,927,000)  (13,752,000)  (13,559,000)
Amortization of excess of cost over
  fair value of net assets of acquired
  business .....................................    (1,847,000)   (1,846,000)   (1,845,000)
                                                  ------------  ------------  ------------
Income before interest of outside non-
  controlling partners in pipeline
  partnership's net income, income taxes and
  gains on sale or issuance of pipeline
  partnership units ............................    25,512,000    16,561,000    13,919,000
Interest of outside non-controlling partners
  in pipeline partnership's net income .........   (17,953,000)  (12,567,000)  (10,989,000)
Gain on sale of pipeline partnership interest ..    54,157,000             -             -
Gain on issuance of units by
  pipeline partnership .........................             -             -    15,122,000
Income tax expense .............................    (2,535,000)   (1,959,000)   (1,898,000)
                                                  ------------  ------------  ------------

Net income .....................................    59,181,000     2,035,000    16,154,000
Dividends applicable to preferred stock ........     1,527,000     1,489,000     1,451,000
                                                  ------------  ------------  ------------

Net income applicable to common stock ..........  $ 57,654,000  $    546,000  $ 14,703,000
                                                  ============  ============  ============


Earnings per common share - primary
  and fully diluted ............................  $       1.72  $        .02  $        .46
                                                  ============  ============  ============


Weighted average number of common shares
outstanding ....................................    33,450,000    32,664,000    31,866,000
                                                  ============  ============  ============


               See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994




                                     ASSETS


                                                           1995               1994
                                                        ----------         ----------
Current assets:
  Cash and cash equivalents ......................     $ 30,389,000      $  9,506,000
  Short-term investments .........................                -         1,020,000
  Accounts receivable, trade (net of allowance for
    doubtful accounts of $1,133,000 in 1995 and
    $854,000 in 1994) ............................       32,708,000        25,851,000
  Inventories ....................................        5,809,000         6,110,000
  Prepaid expenses and other current assets.......        7,465,000         5,497,000
                                                       ------------      ------------
    Total current assets .........................       76,371,000        47,984,000
                                                       ------------      ------------

 Property and equipment ..........................      363,545,000       255,032,000
 Less accumulated depreciation and amortization ..       99,698,000        91,490,000
                                                       ------------      ------------
   Net property and equipment ....................      263,847,000       163,542,000
                                                       ------------      ------------
 Excess of cost over fair value of net assets of
 acquired business ...............................       65,031,000        66,876,000
                                                       ------------      ------------
 Other assets ....................................        4,578,000         5,811,000
                                                       ------------      ------------
                                                       $409,827,000      $284,213,000
                                                       ============      ============
                             LIABILITIES AND EQUITY

Current liabilities:
  Current portion of long-term debt:
    Industrial field services ....................     $  2,357,000      $  2,252,000
    Pipeline and terminaling services ............        1,777,000         1,548,000
    Parent company ...............................                -        56,246,000
                                                      -------------      ------------
      Total current portion of long-term debt ....        4,134,000        60,046,000
                                                      -------------      ------------
  Accounts payable ...............................       11,947,000        10,262,000
  Accrued expenses ...............................       35,787,000        20,473,000
  Accrued redemption of preferred stock ..........        8,201,000                 -
                                                      -------------      ------------
    Total current liabilities ....................       60,069,000        90,781,000
                                                      -------------      ------------
Long-term debt, less current portion:
  Industrial field  services .....................       25,691,000        25,434,000
  Pipeline and terminaling services ..............      136,489,000        43,265,000
  Parent company .................................       29,666,000        34,677,000
                                                      -------------      ------------
    Total long-term debt, less current portion ...      191,846,000       103,376,000
                                                      -------------      ------------
Net liabilities of discontinued operations .......        3,320,000         3,914,000
                                                      -------------      ------------
Deferred income taxes and other liabilities ......       11,235,000         5,565,000
                                                      -------------      ------------
Interest of outside non-controlling partners
in pipeline partnership ..........................       74,335,000        61,733,000
                                                      -------------      ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, without par value .............        5,814,000        14,085,000
  Common stock, without par value.  Authorized
    60,000,000 shares; issued 36,479,954 shares
    in 1995 and 36,428,823 in 1994 ...............        4,230,000         4,224,000
  Additional paid-in capital .....................      197,151,000       198,736,000
  Accumulated deficit ............................     (118,118,000)     (175,772,000)
  Treasury stock, at cost ........................      (19,552,000)      (23,435,000)
  Cumulative foreign currency translation
    adjustmement .................................         (503,000)        1,006,000
                                                      -------------     -------------
    Total stockholders' equity ...................       69,022,000        18,844,000
                                                      -------------     -------------
                                                       $409,827,000      $284,213,000
                                                      =============     =============


               See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                               1995           1994          1993
                                                           -------------  ------------  ------------
Operating Activities:
 Net income .............................................    $59,181,000    $2,035,000   $16,154,000
 Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization ......................     13,055,000    12,807,000    11,655,000
     Gain on sale of pipeline partnership interest ......    (54,157,000)            -             -
     Amortization of excess of cost over net assets
       acquired .........................................      1,847,000     1,846,000     1,845,000
     Interest of outside non-controlling partners
       in pipeline partnership ..........................     17,953,000    12,567,000    10,989,000
     Deferred income taxes ..............................       (778,000)      457,000       357,000
     Gain on issuance of units by pipeline partnership ..              -             -   (15,122,000)
     Changes in current assets and liabilities:
       Short-term investments ...........................      1,020,000    (1,020,000)            -
       Accounts receivable, net .........................     (6,857,000)    1,449,000     3,931,000
       Inventories ......................................        301,000        79,000     1,196,000
       Prepaid expenses and other current assets ........     (1,968,000)   (2,288,000)   (1,127,000)
       Accounts payable and accrued expenses ............     10,367,000    (2,042,000)    1,002,000
                                                           -------------  ------------  ------------

     Net cash provided by operating activities ..........     39,964,000    25,890,000    30,880,000
                                                           -------------  ------------  ------------
Investing Activities:
 Capital expenditures ...................................    (13,428,000)  (10,185,000)  (11,028,000)
 Acquisitions made by pipeline partnership ..............    (97,850,000)  (12,320,000)  (62,677,000)
 Decrease in other assets, net ..........................      4,739,000     1,975,000     3,185,000
                                                           -------------  ------------  ------------

   Net cash used in investing activities ................  (106,539,000)  (20,530,000)  (70,520,000)
                                                           -------------  ------------  ------------
Financing Activities:
 Issuance of long-term debt .............................      6,975,000    14,319,000    23,961,000
 Issuance of long-term debt by pipeline partnership .....     96,500,000    41,350,000    86,300,000
 Payments on long-term debt .............................    (67,957,000)  (15,387,000)  (31,217,000)
 Payments on long term debt by pipeline partnership .....     (3,047,000)  (42,201,000)  (62,677,000)
 Distributions to outside non-controlling
   partners in pipeline partnership .....................    (16,306,000)  (16,168,000)  (13,682,000)
 Preferred stock dividends paid .........................     (1,328,000)   (1,402,000)   (1,451,000)
 Net proceeds from sale of partnership interest .........     73,620,000             -             -
 Net proceeds from issuance of units by partnership .....              -             -    53,159,000
                                                           -------------  ------------  ------------
   Net cash provided by (used in) financing
     activities .........................................     88,457,000   (19,489,000)   54,393,000
                                                           -------------  ------------  ------------

Cash used in discontinued operations ....................       (999,000)     (692,000)   (1,022,000)
                                                           -------------  ------------  ------------
Increase (decrease) in cash and cash equivalents ........     20,883,000   (14,821,000)   13,731,000
Cash and cash equivalents at beginning of year ..........      9,506,000    24,327,000    10,596,000
                                                           -------------  ------------  ------------

Cash and cash equivalents at end of year ................    $30,389,000    $9,506,000   $24,327,000
                                                           =============  ============  ============


                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                                      FOREIGN
                                            PREFERRED     COMMON      ADDITIONAL      ACCUMULATED      TREASURY      CURRENCY
                                              STOCK       STOCK     PAID-IN CAPITAL     DEFICIT          STOCK      TRANSLATION
                                           -----------  ----------  ---------------  --------------  -------------  -----------

BALANCE AT JANUARY 1, 1993 ..............  $14,117,000  $4,210,000     $203,349,000   $(191,021,000)  $(31,677,000)   $(497,000)

    Net income for the year .............            -           -                -      16,154,000              -            -
    Common stock issued .................            -       7,000       (1,575,000)              -      2,922,000            -
    Preferred stock dividends declared ..            -           -                -      (1,451,000)             -            -
    Conversion of Series D
      preferred stock ...................     (207,000)      5,000          202,000               -              -            -
    Foreign currency translation
      adjustment ........................     (203,000)          -                -               -              -      526,000
                                           -----------  ----------  ---------------  --------------  -------------  -----------

BALANCE AT DECEMBER 31, 1993 ............   13,707,000   4,222,000      201,976,000    (176,318,000)   (28,755,000)      29,000

    Net income for the year .............            -           -                -       2,035,000              -            -
    Common stock issued .................            -           -       (3,325,000)              -      5,320,000            -
    Preferred stock dividends declared ..            -           -                -      (1,489,000)             -            -
    Conversion of Series D
      preferred stock ...................      (87,000)      2,000           85,000               -              -            -
    Foreign currency translation
      adjustment ........................      465,000           -                -               -              -      977,000
                                           -----------  ----------  ---------------  --------------  -------------  -----------

BALANCE AT DECEMBER 31, 1994 ............   14,085,000   4,224,000      198,736,000    (175,772,000)   (23,435,000)   1,006,000

    Net income for the year .............            -           -                -      59,181,000              -            -
    Common stock issued .................            -       6,000       (2,764,000)              -      3,883,000            -
    Preferred stock dividends declared ..            -           -                -      (1,527,000)             -            -
    Series D preferred stock redemption..   (8,201,000)          -        1,179,000               -              -   (1,179,000)
    Foreign currency translation
      adjustment ........................      (70,000)          -                -               -              -     (330,000)
                                           -----------  ----------  ---------------  --------------  -------------  -----------

BALANCE AT DECEMBER 31, 1995 ............   $5,814,000  $4,230,000     $197,151,000   $(118,118,000)  $(19,552,000)   $(503,000)
                                           ===========  ==========  ===============  ==============  =============  ===========


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

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the pipeline operations of KPP through its two percent general partner interest and a 31% limited partner interest as of December 31, 1995. All significant intercompany transactions and balances are eliminated in consolidation.

    Segment Information

    The Company provides specialized industrial field services to an international client base that includes oil refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. The Company, as general partner, also manages and operates the pipeline and terminaling business of KPP.

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

    Depreciation of property and equipment is provided on the straight-line basis at rates based upon expected useful lives of the various classes of assets. The rates used for pipeline and certain storage facilities, which are subject to regulation, are the same as those promulgated by the Federal Energy Regulatory Commission.

    Revenue Recognition

    Substantially all revenues are recognized when services to unaffiliated customers have been rendered. Pipeline transportation revenues are recognized upon receipt of the products into the pipeline system.

    Earnings Per Share

    Earnings per common share data have been computed by dividing income applicable to common stock by the weighted average number of shares outstanding during each period. The effect of common stock equivalents and other potentially dilutive securities on such computation was anti-dilutive for each period presented.

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

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    Excess of Cost Over Fair Value of Net Assets of Acquired Business

    The excess of the purchase price of an industrial field service company over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $8.4 million and $6.6 million at December 31, 1995 and 1994, respectively.

    Estimates

    The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Change in Presentation

    Certain financial statement items for 1994 and 1993 have been reclassified to conform with the 1995 presentation.

2.  ACQUISITIONS

    In February 1995, KPP acquired the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million, plus transaction costs and the assumption of certain environmental liabilities. The West Pipeline was owned 60% by a subsidiary of GATX Terminals Corporation and 40% by a subsidiary of Amoco Pipe Line Company. The acquisition was financed by the issuance of $27 million of first mortgage notes. The assets acquired from Wyco Pipe Line Company did not include certain assets that were leased to Amoco Pipe Line Company and the purchase agreement did not provide for either (i) the continuation of an arrangement with Amoco Pipe Line Company for the monitoring and control of pipeline flows or (ii) the extension or assumption of certain credit agreements that Wyco Pipe Line company had with its shareholders.

    In December 1995, KPP acquired, the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was financed by bank borrowings. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. The contracts also include a provision for the continuation of all terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

    The acquisitions have been accounted for using the purchase method of accounting. The total purchase price of each acquisition has been allocated to the assets and liabilities based on their respective fair values based on valuations and other studies. The allocation of the purchase price of the Steuart acquisition presented in the consolidated financial statements is preliminary and subject to adjustment.

    The following summarized unaudited pro forma consolidated results of operations for the years ended December 31, 1995 and 1994, assume the acquisitions occurred as of the beginning of each period presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if KPP had acquired the pipeline assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be obtained in the future.


                                            YEAR ENDED DECEMBER 31,
                                    ---------------------------------------
                                         1995                       1994
                                    --------------            -------------
                                                   (UNAUDITED)

    Revenues .....................    $233,004,000             $248,044,000
                                    ==============            =============

    Net Income ...................    $ 59,025,000             $  5,925,000
                                    ==============            =============

    Net income per common share ..    $       1.72             $        .14
                                    ==============            =============


3.  SALE OF PARTNERSHIP INTEREST

    In September 1995, the Company through a wholly-owned subsidiary, sold in a public offering, 3.5 million Preference Units it held in KPP. The Company received net cash proceeds of $73.6 million related to the sale and recorded a gain of

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   $54.2 million, net of expenses. The Company used the proceeds to retire its 8% convertible subordinated debentures totaling $43.2 million, retire its 11.5% subordinated debentures totaling $5.0 million and repay its $10 million term loan in 1995 and, in 1996, redeem $8 million of its Series D Preferred Stock and repay $6 million of its long-term debt. The Company continues to control the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest.

4. INCOME TAXES

   Income (loss) before income tax expense is comprised of the following components:


                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                           1995           1994          1993
                                      -------------  -------------  ------------

Income from domestic operations....   $  63,607,000  $   8,686,000  $  21,324,000
Loss from foreign operations.......      (1,891,000)    (4,692,000)    (3,272,000)
                                      -------------  -------------  -------------

                                      $  61,716,000  $   3,994,000  $  18,052,000
                                      =============  =============  =============


   Income tax expense is comprised of the following components:

YEAR ENDED
DECEMBER 31,                       FEDERAL     FOREIGN       STATE         TOTAL
                                 ----------  ----------   -----------   -----------
1995:
  Current .....................  $1,415,000  $  328,000   $ 1,570,000   $ 3,313,000
  Deferred ....................    (791,000)     13,000             -      (778,000)
                                 ----------  ----------   -----------   -----------

                                 $  624,000  $  341,000   $ 1,570,000   $ 2,535,000
                                 ==========  ==========   ===========   ===========

1994:
  Current .....................  $  326,000  $  488,000   $   688,000   $ 1,502,000
  Deferred ....................     313,000      (1,000)      145,000       457,000
                                 ----------  ----------   -----------   -----------

                                 $  639,000  $  487,000   $   833,000   $ 1,959,000
                                 ==========  ==========   ===========   ===========

1993:
  Current .....................  $  137,000  $  354,000   $ 1,050,000   $ 1,541,000
  Deferred ....................     313,000      44,000             -       357,000
                                 ----------  ----------   -----------   -----------

                                 $  450,000  $  398,000   $ 1,050,000   $ 1,898,000
                                 ==========  ==========   ===========   ===========


   Deferred income tax provisions or benefits result from temporary differences between the tax basis of assets (principally fixed assets) and liabilities of foreign subsidiaries and certain domestic subsidiaries not included in the Company's consolidated federal tax return, and their reported amounts in the financial statements that will result in differences between income for tax purposes and income for financial statement purposes in future years.

   The Company has recorded deferred tax assets of approximately $86 million and $108 million as of December 31, 1995 and 1994, respectively, primarily relating to the Company's domestic net operating loss carryforwards and investment tax credit carryforwards, offset by a valuation reserve of $84 million and $108 million, respectively. In 1995 and 1994, the Company reduced its valuation allowance by $24 million and $5 million, respectively, primarily due to the utilization of domestic net operating loss carryforwards and the expiration of investment tax credit carryforwards. The Company has recorded a deferred tax liability of $1.7 million and $1.1 million as of December 31, 1995 and 1994, which is associated with certain domestic subsidiaries not included in the Company's consolidated federal tax return.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income from continuing operations before income taxes for the years 1995, 1994 and 1993 were as follows:




                                                                  YEAR ENDED DECEMBER 31
                                      ------------------------------------------------------------------------------
                                                 1995                     1994                     1993
                                      ------------------------     ----------------------  -------------------------
                                         AMOUNT           %            AMOUNT        %           AMOUNT           %
                                      ------------      -----      --------------  ------  ------------------   ----
       Tax expense at
        statutory rates............... $21,601,000      35.0         $1,398,000   35.0      $6,318,000        35.0
       Increase (decrease) in taxes
        resulting from:
        Domestic loss carry
        forward adjustments........... (21,089,000)    (34.2)        (2,110,000) (52.8)     (1,353,000)       (7.5)
       State income taxes, net........   1,021,000       1.7            541,000   13.5         683,000         3.8
        Foreign losses not
        benefited and foreign
        income taxes..................   1,002,000       1.6          2,130,000   53.3       1,543,000         8.5
       Non-taxable gain from
        issuance of pipeline
        partnership units.............           -         -                  -      -      (5,293,000)      (29.3)
                                        ----------      ----         ----------   -----     ----------       -----
                                        $2,535,000       4.1         $1,959,000    49.0     $1,898,000        10.5
                                        ==========      ====         ==========   =====     ==========       =====


   At December 31, 1995, the Company had the following domestic tax attribute carryforwards expiring in the years indicated:

     YEAR OF                                NET OPERATING          INVESTMENT
    EXPIRATION                                  LOSSES             TAX CREDITS
   -------------                           ---------------        -------------
      1996 ..............................    $           -          $ 1,813,000
      1997 ..............................       35,662,000            2,483,000
      1998 ..............................        3,971,000            4,319,000
      1999 ..............................        7,820,000            2,171,000
      2000 ..............................                -            1,786,000
      2001 ..............................       33,422,000                    -
      2002 ..............................       64,553,000                    -
      2003 ..............................       22,049,000                    -
      2005 ..............................       16,866,000                    -
      2006 ..............................       17,508,000                    -
      2007 ..............................        3,038,000                    -
                                              ------------          -----------
                                              $204,889,000          $12,572,000
                                              ============          ===========


    The amounts shown above that expire in the years 1996 through 1999 represent the operating losses and investment tax credits acquired in the acquisition of Moran Energy, Inc. and its subsidiaries and it is unlikely that the Company will be able to utilize these tax carryforwards in the future. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the tax carryforwards which could be utilized.

5. RETIREMENT PLANS

    The Company has a defined contribution benefit plan which covers substantially all domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $.9 million, $.9 million and $.6 million for 1995, 1994 and 1993, respectively.

    One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The valuation of the U.K. Plan was performed as of November 1, 1995. Net pension cost for the U.K. Plan included the following components:

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  ----------------------------------
                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                     1995        1994        1993
                                                  ----------  ----------  ----------

    Service cost for benefits earned during
      during the period .......................   $1,107,000  $1,290,000  $1,232,000
    Interest cost on projected benefit
       obligations ............................    1,416,000   1,267,000   1,253,000
    Less actual return on plan
       assets .................................   (2,126,000)   (180,000) (3,785,000)
    Net amortization and deferral .............      243,000  (1,663,000)  2,530,000
                                                  ----------  ----------  ----------
    Net pension cost ..........................   $  640,000  $  714,000  $1,230,000
                                                  ==========  ==========  ==========

    Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 9% for 1995 and 1994 and 7.5% for 1993, an expected long-term rate of return on assets of 9% for 1995, 1994 and 1993 and a rate of increase in compensation levels of 6% for 1995 and 1994 and 5.5% for 1993.

    The funded status of the  U.K. Plan is as follows:

                                                                 DECEMBER 31,
                                                         ---------------------------
                                                             1995           1994
                                                         ------------   ------------
    Actuarial present value of accumulated benefit
     obligations (all vested) ........................   $ 18,325,000   $ 14,988,000
                                                         ============   ============

    Actuarial present value of projected benefit
     obligations .....................................   $(18,946,000)  $(15,550,000)
    Plan assets at fair value ........................     22,705,000     18,869,000
    Unrecognized net gain ............................     (5,544,000)    (6,212,000)
    Unrecognized prior service cost ..................        354,000        382,000
                                                         ------------   ------------
    Net pension liability recorded in other
    liabilities ......................................   $ (1,431,000)  $ (2,511,000)
                                                         ============   ============

6.  PROPERTY AND EQUIPMENT

    The cost of property and equipment is as follows:

                                                              December 31,
                                                    --------------------------------
                                                        1995                 1994
                                                    ------------        ------------
    Industrial field services .................     $ 30,222,000        $ 30,758,000
    Pipeline and terminaling services .........      323,671,000         214,556,000
    General corporate .........................        3,794,000           3,762,000
    Other .....................................        5,858,000           5,956,000
                                                    ------------        ------------
                                                    $363,545,000        $255,032,000
                                                    ============        ============

    Equipment acquired under capital leases and included in the cost of property and equipment is as follows:

                                                                 DECEMBER 31,
                                                          --------------------------
                                                              1995          1994
                                                          ------------  ------------
    Industrial field services equipment ..............    $  6,199,000  $  5,864,000
    Pipeline and terminaling services equipment (a) ..      21,972,000    21,901,000
    Less accumulated depreciation ....................     (11,775,000)  (11,327,000)
                                                          ------------  ------------
    Net equipment acquired under capital lease .......    $ 16,396,000  $ 16,438,000
                                                          ============  ============

- --------------

    (a) The capital lease is secured by certain pipeline equipment and the pipeline partnership has recorded its option to purchase this equipment for approximately $4.1 million at the termination of the lease.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7. DEBT

   Debt is summarized as follows:

                                                            DECEMBER 31,
                                                   --------------------------
                                                       1995          1994
                                                   ------------  ------------
  Industrial field services:
    Credit facility due through 2001 ............   $24,803,000   $25,159,000
    Various notes of foreign subsidiaries ranging
      from 6.75% to 8.0% due through 2000 .......       320,000       331,000
    Capital leases ..............................     2,925,000     2,196,000
                                                   ------------  ------------
        Total debt ..............................    28,048,000    27,686,000
    Less current portion ........................     2,357,000     2,252,000
                                                   ------------  ------------
                                                    $25,691,000   $25,434,000
                                                   ============  ============

  Pipeline and terminaling services:
    Mortgage notes due 2001 and 2002 ............   $60,000,000   $33,000,000
    Bank bridge loan due in 1997 ................    68,000,000             -
    Capital leases ..............................    10,266,000    11,813,000
                                                   ------------  ------------
        Total debt ..............................   138,266,000    44,813,000
    Less current portion ........................     1,777,000     1,548,000
                                                   ------------  ------------
                                                   $136,489,000   $43,265,000
                                                   ============  ============
  Parent company:
    8.75% convertible subordinated debentures
      due through 2008 ..........................   $23,666,000   $23,666,000
    8.85% convertible notes retired in 1996 .....     6,000,000     6,000,000
    8% convertible subordinated debentures
      retired in 1995 ...........................             -    43,186,000
    Term loan retired in 1995 ...................             -    10,000,000
    11.5% subordinated debentures retired in
      1995 ......................................             -     5,011,000
    Line of credit ..............................                   3,060,000
                                                   ------------  ------------
        Total debt ..............................    29,666,000    90,923,000
    Less current portion ........................             -    56,246,000
                                                   ------------  ------------
                                                    $29,666,000   $34,677,000
                                                   ============  ============

  Total consolidated long-term debt .............  $195,980,000  $163,422,000
  Current portion ...............................     4,134,000    60,046,000
                                                   ------------  ------------

    Total consolidated long-term debt,
      less current portion ......................  $191,846,000  $103,376,000
                                                   ============  ============


  Industrial Field Services

    At December 31, 1995, $24.8 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the Parent Company, is due 2001, bears interest at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, has a commitment fee equal to one-half of one-percent per annum on unutilized amounts, contains certain financial and operational covenants with respect to the specialized industrial field services group of companies and restricts the subsidiary from paying dividends to the parent company under certain circumstances. The credit facility is secured by all of the tangible assets of the industrial field services group (except those assets in Germany).

    Pipeline and Terminaling Services

    In 1994, KPP, through a wholly-owned subsidiary issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, a wholly-owned subsidiary entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through November 30, 1997. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. No amounts were drawn under the credit

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    facility at December 31, 1995 or 1994. In 1995, KPP financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of KPP and contains certain financial and operational covenants. The acquisition of Steuart was initially financed by a $68 million bridge loan from a bank. The loan bears interest at a variable rate based on the LIBOR rate plus 50 to 100 basis points and its maturity was extended until March 1997. KPP expects to refinance this obligation under terms similar to the Notes discussed above. The loan will be secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

    Parent Company

    On February 1, 1996, the Company retired the 8.85% senior note. The 8.85% senior note was convertible into shares of the Company's common stock at a conversion price of $6.00 per share.

    The 8.75% subordinated debentures are convertible into shares of the Company's Common Stock at a conversion price of $17.54 per share. The Company has satisfied the sinking fund requirements on its 8.75% subordinated debentures through 2000.

    In December 1995 the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000, that bears interest at variable rates at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of .5% per annum of the unused credit facility. The credit facility is secured by 1.0 million of the Company's limited partnership units in the pipeline partnership. No amounts were drawn under the credit facility at December 31, 1995.

    Annual sinking fund requirements and debt maturities, including capital leases, are $4.1 million, $4.5 million, $8.7 million, $1.8 million and $1.5 million for each of the five years ending December 31, 2000.

8.  CAPITAL STOCK

    The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:


                                                                  COMMON STOCK
                                                      ----------------------------------
                                          PREFERRED                HELD IN
                                        STOCK ISSUED    ISSUED     TREASURY  OUTSTANDING
                                        ------------  ----------  ---------  -----------
BALANCE AT JANUARY 1, 1993 ...........     1,595,522  36,303,923  4,534,990   31,768,933

Stock options exercised ..............             -      61,000          -       61,000
Conversion of Series D preferred .....       (26,268)     44,413          -       44,413
Common shares issued .................             -         928   (417,433)     418,361
                                        ------------  ----------  ---------  -----------

BALANCE AT DECEMBER 31, 1993 .........     1,569,254  36,410,264  4,117,557   32,292,707

Conversion of Series D preferred .....       (10,880)     18,398          -       18,398
Common shares issued .................             -         161   (759,942)     760,103
                                        ------------  ----------  ---------  -----------

BALANCE AT DECEMBER 31, 1994 .........     1,558,374  36,428,823  3,357,615   33,071,208

Series D preferred stock redemption ..      (990,424)          -          -            -
Common shares issued .................             -      50,018   (524,739)     574,757
                                        ------------  ----------  ---------  -----------
BALANCE AT DECEMBER 31, 1995 .........       567,950  36,478,841  2,832,876   33,645,965
                                        ============  ==========  =========  ===========


    The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant. At December 31, 1995, options on 1,423,936 shares at prices ranging from $1.50 to $8.50 were outstanding, of which 1,110,936 were exercisable at prices ranging from $1.50 to $8.50.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Series A Preferred Stock

    The Company has 567,950 shares of its Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") with a stated value of $10 per share outstanding at December 31, 1995. Dividends accrue quarterly at the applicable U.S. Treasury rate plus 2.00 percentage points (200 basis points) ("Applicable Rate"), but will in no event be less than 7.5% per annum or greater than 14% per annum. If dividends are in arrears for two or more quarters, additional dividends accrue on all dividends in arrears at a rate equal to the Applicable Rate plus 25 basis points for each quarter dividends are in arrears (but not more than the lesser of 14% per annum or 300 basis points more than the Applicable Rate). If unpaid accrued dividends exist with respect to eight or more quarters, the holders of the Series A Preferred may elect individually to require the Company to redeem their shares at a price of $12 per share plus dividends in arrears. No such arrearages existed as of December 31, 1995, 1994 and 1993. The Company, at its option, may redeem shares at any time at a price of $12 per share (reduced ratably to $10 over 15 years unless unpaid accrued dividends exist with respect to eight or more quarters) plus accrued and unpaid dividends thereon.

    Series B Preferred Stock

    On March 26, 1988, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of Common Stock to stockholders of record on April 19, 1988. Each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $10, subject to adjustment. The Rights will not separate from the Common Stock or become exercisable until a person or group either acquires beneficial ownership of 20% or more of the Company's Common Stock or commences a tender or exchange offer that would result in ownership of 30% or more, whichever occurs earlier. The Rights, which expire on April 19, 1998, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.05 per Right. At December 31, 1995, 1994 and 1993 there were no Series B Preferred shares outstanding.

    Series C Preferred Stock

    In April 1991, the Company authorized 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series C ("Series C Preferred") which has a preference value of $1.00 per share and which is only entitled to a dividend if the value of the Company's Common Stock increases. The Series C Preferred, as an entire class, is entitled to an annual dividend commencing January 1, 1992, equal to 1/2 of 1% (proportionately reduced for authorized but unissued shares in the class) of the increase in the average per share market value of the Company's Common Stock during the year preceding payment of the dividend, over $4.79 (the average per share market value of the Company's Common Stock during 1990) multiplied by the average number of shares of Common Stock outstanding. The Series C Preferred has mandatory redemption requirements in the event of certain types of corporate reorganizations and may be redeemed at the option of the Company during the first 60 days of each year commencing 1994. The redemption price is the sum of (i) one divided by the average annual yield of all issues of preferred stock listed on the New York Stock Exchange during the calendar year preceding the date of the redemption period times the average dividend for the two most recent years plus (ii) a pro rata portion of the prior year's dividend based upon the number of elapsed days in the year of redemption plus (iii) any accrued and unpaid dividends. The Company may also repurchase the shares of a holder at such redemption price during the first 60 days following the year in which the holder first ceases to be an employee of the Company. A holder of the Series C Preferred may, at his option, require the Company to redeem his shares at 120% of such redemption price if the Company elects, within 10 days after the most recent dividend payment date, not to pay the accrued dividend. Upon liquidation, holders of the Series C Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. The Company granted 600 shares of Series C Preferred to certain officers in April 1991.

    Series D Preferred Stock

    In conjunction with the acquisition of Furmanite, the Company issued 1,098,373 shares of its 12% Convertible Class A Preferred Stock, Series D ("Series D Preferred") with a stated value of 5.34 ($8.36) per share. The Series D Preferred is not redeemable by the holder; however, each share was convertible at the option of the holder into 1.691 shares of the Company's Common Stock. During 1994 and 1993, 10,880 shares and 26,268 shares were converted into 18,398 shares and 44,413 shares, respectively, of the Company's Common Stock. On December 28, 1995, the Company notified the Series D Preferred stockholders that it would redeem the Series D Preferred Stock and it was fully redeemed on January 26, 1996. Accordingly, the Company has reclassified its obligation to current liabilities on the December 31, 1995 balance sheet.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  COMMITMENTS AND CONTINGENCIES

    The Company leases vehicles, office space, data processing equipment, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $3.5 million for 1995, 1994 and 1993.


    At December 31, 1995, minimum rental commitments under all capital leases and operating leases for future years are as follows:

                                                     CAPITAL      OPERATING
                                                      LEASES       LEASES
                                                    -----------  -----------

       1996 ......................................   $4,098,000   $2,402,000
       1997 ......................................    4,183,000    1,792,000
       1998 ......................................    8,055,000    1,462,000
       1999 ......................................      339,000    1,109,000
       2000 ......................................            -      880,000
       2001 and thereafter .......................            -    2,566,000
                                                    -----------  -----------

    Total minimum lease payments .................   16,675,000  $10,211,000
                                                                 ===========

    Less amounts representing interest ...........    3,484,000
                                                    -----------

    Present value of net minimum lease payments ..  $13,191,000
                                                    ===========

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

    In March 1995, the Company settled another lawsuit filed in the late 1980's by Stephen R. Herbel and other named individuals doing business as Pinnacle Petroleum Company ("Pinnacle") that related to coalbed gas produced from a property that a subsidiary of the Company previously owned an interest in. The settlement of this lawsuit was also adequately reserved.

    On February 2, 1996 a lawsuit was filed in Germany on behalf of Gesellschaft fur Industrieanlagen und Maschineninstandhaltung GmbH or G.I.M. Engineering against one of the Company's German subsidiaries, Furmanite Technische Dienstleistungen GmbH, concerning the consideration received in a December 30, 1994 German contract that was part of a series of transactions relating to the sale of one of the Company's domestic subsidiaries. On February 5, 1996, the Court ruled in the Furmanite German subsidiary's favor in a separate but related injunctive proceeding involving the same consideration issue in the same contract. The December 30, 1994 contract was an integral part of the ultimate sale of the Company's domestic subsidiary and was consummated after a thorough review by, and based upon the advice of, the Company's German legal counsel and tax advisors. The Company intends to vigorously defend this action, which has not yet been set for hearing.

    KPP makes quarterly distributions of 100% of its Available Cash (as defined in the Partnership Agreement) to holders of limited partnership units and KPL. Available Cash consists generally of all the cash receipts of the Partnership less all of its cash disbursements and reserves. KPP believes it will make distributions of Available Cash for each quarter of not less than $.55 per Unit ("Minimum Quarterly Distribution"), or $2.20 per Unit on an annualized basis for the foreseeable future. The Minimum Quarterly Distribution on the Senior Preference Units is cumulative and preferential to the partnership units held by the Company. The assets, other than Available Cash, cannot be distributed without a majority vote of the non-affiliated unitholders.

    The operations of KPP are subject to federal, state and local laws and regulations relating to protection of the environment. Although KPP believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    recorded a reserve in other liabilities for environmental claims of $5.2 million (including $4.4 million relating to the acquisitions of the West Pipeline and Steuart) as of December 31, 1995.

    The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

10. BUSINESS SEGMENT DATA

    Selected financial data pertaining to the operations of the Company's business segments is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                       -------------------------------------------
                                           1995           1994           1993
                                       -------------  -------------  -------------
Revenues:
 Industrial field services ..........   $104,500,000   $118,196,000   $116,368,000
 Pipeline and terminaling services ..     96,928,000     78,745,000     69,235,000
 Other ..............................     10,634,000     11,781,000     12,946,000
                                        ------------   ------------   ------------
                                        $212,062,000   $208,722,000   $198,549,000
                                        ============   ============   ============
Operating income (loss):
 Industrial field services ..........   $  3,855,000   $  1,649,000   $  3,847,000
 Pipeline and terminaling services ..     42,488,000     32,965,000     29,256,000
 General corporate ..................     (4,593,000)    (4,118,000)    (4,212,000)
 Other ..............................      1,715,000      1,468,000        639,000
                                        ------------   ------------   ------------
                                        $ 43,465,000   $ 31,964,000   $ 29,530,000
                                        ============   ============   ============
Depreciation and amortization:
 Industrial field services ..........   $  4,152,000   $  4,938,000   $  4,836,000
 Pipeline and terminaling services ..      8,274,000      7,257,000      6,135,000
 General corporate ..................         65,000         80,000         79,000
 Other ..............................        564,000        532,000        605,000
                                        ------------   ------------   ------------
                                        $ 13,055,000   $ 12,807,000   $ 11,655,000
                                        ============   ============   ============
Capital expenditures (including
 capitalized leases and excluding
 acquisitions):
 Industrial field services ..........   $  4,323,000   $  2,783,000   $  2,637,000
 Pipeline and terminaling services ..      8,975,000      7,147,000      8,132,000
 General corporate ..................         32,000         63,000         70,000
 Other ..............................         98,000        192,000        189,000
                                        ------------   ------------   ------------
                                        $ 13,428,000   $ 10,185,000   $ 11,028,000
                                        ============   ============   ============
                                                  YEAR ENDED DECEMBER 31,
                                        -------------------------------------------
                                             1995           1994          1993
                                        -------------   ------------  -------------
Identifiable assets:
 Industrial field services ..........    $117,438,000   $117,911,000  $123,334,000
 Pipeline and terminaling services ..     264,510,000    157,398,000   154,728,000
 General corporate ..................      23,718,000      3,937,000     4,520,000
 Other ..............................       4,161,000      4,967,000     4,890,000
                                         ------------   ------------  ------------
                                         $409,827,000   $284,213,000  $287,472,000
                                         ============   ============  ============

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Selected financial data pertaining to the operations in geographical areas is as follows:


                                        YEAR ENDED DECEMBER 31,
                               ----------------------------------------
                                   1995          1994          1993
                               ------------  ------------  ------------
    Revenues:
       United States .......   $140,387,000  $124,723,000  $114,989,000
       United Kingdom ......     37,563,000    36,291,000    30,508,000
       Continental Europe ..     29,822,000    43,245,000    49,523,000
       Other ...............      4,290,000     4,463,000     3,529,000
                               ------------  ------------  ------------
                               $212,062,000  $208,722,000  $198,549,000
                               ============  ============  ============
    Operating income:
        United States ......   $ 40,649,000  $ 31,856,000  $ 26,827,000
        United Kingdom .....      3,272,000     2,432,000     1,168,000
        Continental Europe .      (873,000)   (3,444,000)       749,000
        Other ..............        417,000     1,120,000       786,000
                               ------------  ------------  ------------
                               $ 43,465,000  $ 31,964,000  $ 29,530,000
                               ============  ============  ============
                                         YEAR ENDED DECEMBER 31,
                                ----------------------------------------
                                    1995          1994          1993
                                ------------  ------------  ------------
    Identifiable assets:
        United States ......    $304,227,000  $178,093,000  $177,393,000
        United Kingdom .....      87,608,000    91,676,000    91,575,000
        Continental Europe .      15,951,000    12,457,000    16,876,000
        Other ..............       2,041,000     1,987,000     1,628,000
                                ------------  ------------  ------------
                                $409,827,000  $284,213,000  $287,472,000
                                ============  ============  ============



11. DISCONTINUED OPERATIONS

    Since 1981, the Company has discontinued business segments to reduce debt, increase cash and concentrate its activities towards ongoing operations. The operations of the offshore and onshore drilling, exploration and production, coal, general contracting, underground storage tank (UST) testing operations and engineering services segments are classified as discontinued operations in the Company's consolidated financial statements and related footnotes. The remaining net liabilities of the discontinued operations have been reclassified in the balance sheet from their traditional classifications to "Net liabilities of discontinued operations."

12. ACCRUED EXPENSES

    Accrued expenses is comprised of the following components at December 31, 1995 and 1994:


                                                           DECEMBER 31,
                                                  -------------------------------
                                                     1995                1994
                                                  -----------        ------------
    Accrued distribution payable ..............   $ 6,037,000        $  4,021,000
    Accrued compensation and benefits .........     2,796,000           3,651,000
    Accured interest ..........................     1,772,000           1,910,000
    Accrued expenses - other...................    25,182,000          10,891,000
                                                  -----------        ------------

                                                  $35,787,000        $ 20,473,000
                                                  ===========        ============

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for 1995 and 1994 are summarized as follows:



                                             QUARTERS ENDED
                      -----------------------------------------------------------
1995:                  MARCH 31,      JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                      -----------    -----------   -------------     ------------

Revenues ..........   $46,652,000    $53,005,000    $56,956,000      $55,449,000
                      ===========    ===========    ===========      ===========

Operating income ..    $8,695,000    $10,548,000    $11,717,000      $12,505,000
                      ===========    ===========    ===========      ===========

Net income ........      $623,000     $1,549,000    $55,779,000       $1,230,000
                      ===========    ===========    ===========      ===========
Earnings per
  common share ....          $.01           $.03          $1.65             $.02
                      ===========    ===========    ===========      ===========
1994:

Revenues ..........   $50,687,000    $51,540,000    $54,233,000      $52,262,000
                      ===========    ===========    ===========      ===========

Operating income ..    $7,004,000     $8,392,000     $9,102,000       $7,466,000
                      ===========    ===========    ===========      ===========

Net income (loss) .     $(399,000)    $1,091,000     $1,230,000         $113,000
                      ===========    ===========    ===========      ===========

Earnings (loss) per
  common share ....         $(.02)          $.02           $.03            $(.01)
                      ===========    ===========    ===========      ===========



14. SUPPLEMENTAL CASH FLOW INFORMATION

    The Company issued 18,398 and 44,413 shares of its common stock upon conversion of 10,880 and 26,268 shares of its Series D Preferred Stock in 1994 and 1993, respectively. The Company contributed 394,739, 349,942 and 197,433 shares of its common stock to its 401(k) Savings Plan in 1995, 1994 and 1993, respectively. The Company contributed 160,000, 410,000 and 220,000 shares of its common stock to its subsidiary's defined benefit pension plan in 1995, 1994 and 1993, respectively.

    Supplemental information on cash paid during the period for:

                                 1995           1994          1993
                              -----------    -----------  -----------

           Interest ......    $15,675,000    $13,311,000  $13,405,000
                              ===========    ===========  ===========


           Income taxes ..    $ 2,293,000    $ 2,105,000  $   369,000
                              ===========    ===========  ===========


15. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

    The estimated fair value of cash, cash equivalents, short-term investments and accounts receivables approximate their carrying amount due to the relatively short period to maturity of these instruments. The estimated fair value of all long-term debt (excluding capital leases) as of December 31, 1995 was approximately $180 million as compared to the carrying value of $183 million. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange.

    The Company does not believe that it has a significant concentration of credit risk at December 31, 1995, as approximately 61% of the Company's accounts receivable are generated from its industrial field services customers located throughout the United States, the United Kingdom and Continental Europe.

                                                                      SCHEDULE I

                     KANEB SERVICES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                                                DECEMBER 31,
                                               -----------------------------------------
                                                  1995           1994           1993
                                               -----------    -----------    -----------
General and administrative expenses .........  $(4,528,000)   $(4,038,000)   $(4,133,000)
Depreciation and amortization ...............      (65,000)       (80,000)       (79,000)
Interest expense ............................   (4,343,000)    (4,402,000)    (4,030,000)
Intercompany fees and expenses ..............    1,104,000        (13,000)      (528,000)
Interest income .............................      261,000         42,000        119,000
Other income (expense) ......................     (307,000)        55,000       (343,000)
Equity in income of subsidiaries and pipeline
 partnership ................................   67,059,000     10,471,000     25,148,000
                                               -----------    -----------    -----------

Net income ..................................   59,181,000      2,035,000     16,154,000
Dividends applicable to preferred stock .....    1,527,000      1,489,000      1,451,000
                                               -----------    -----------    -----------
Net income applicable to common
 stock ......................................  $57,654,000     $  546,000    $14,703,000
                                               ===========     ==========    ===========

Earnings per common share ...................  $      1.72     $      .02    $       .46
                                               ===========     ==========    ===========


              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                     (CONTINUED)
                                                                      SCHEDULE I
                     KANEB SERVICES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS



                                     ASSETS

                                                       1995               1994
                                                   ------------       -------------
Current assets:
  Cash and cash equivalents ...................    $ 18,606,000       $     630,000
  Short-term investments ......................               -           1,020,000
  Accounts receivable .........................         201,000              94,000
  Prepaid expenses and other current assets ...       1,797,000                   -
                                                   ------------       -------------

Total current assets ..........................      20,604,000           1,744,000

Property and equipment ........................       3,794,000           3,762,000
Less accumulated depreciation .................       3,507,000           3,442,000
                                                   ------------       -------------

    Net property and equipment ................         287,000             320,000
                                                   ------------       -------------

Investments in advances to and notes receivable
  from subsidiaries and pipeline partnership ..     94,263,000         118,306,000
                                                   ------------       -------------

Other assets ..................................       2,561,000           2,086,000
                                                   ------------       -------------

                                                   $117,715,000       $ 122,456,000
                                                   ============       =============

LIABILITIES AND EQUITY
Current liabilities:
 Current portion of long-term debt ............    $          -       $  10,000,000
 Accounts payable and accrued expenses ........      14,973,000           4,228,000
                                                   ------------       -------------

     Total current liabilities ................      14,973,000          14,228,000
                                                   ------------       -------------

Long-term debt, payable to subsidiary paid
 in 1995 ......................................               -          50,000,000
                                                   ------------       -------------

Long-term debt, less current portion ..........      29,666,000          34,677,000
                                                   ------------       -------------

Deferred credits and other liabilities ........         734,000             793,000
                                                   ------------       -------------

Net liabilities of discontinued operations ....       3,320,000           3,914,000
                                                   ------------       -------------

Stockholders' equity:
 Preferred stock, without par value ...........       5,814,000          14,085,000
 Common stock, without par value ..............       4,230,000           4,224,000
 Additional paid-in capital ...................     197,151,000         198,736,000
 Accumulated deficit ..........................    (118,118,000)       (175,772,000)
 Treasury stock, at cost ......................     (19,552,000)        (23,435,000)
 Cumulative foreign currency translation
  adjustment ..................................        (503,000)          1,006,000
                                                   ------------       -------------
     Total stockholders' equity ...............      69,022,000          18,844,000
                                                   ------------       -------------
                                                   $117,715,000       $ 122,456,000
                                                   ============       =============


              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                     (CONTINUED)
                                                                      SCHEDULE I
                     KANEB SERVICES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                               DECEMBER 31,
                                                 ------------------------------------------
                                                     1995         1994             1993
                                                 ------------  ------------    ------------
Operating Activities:
 Net income ...................................  $ 59,181,000  $  2,035,000    $ 16,154,000
 Adjustments to reconcile net income
  to net cash used in operating activities:
   Depreciation and amortization ..............        65,000        80,000          79,000
   Equity in net income of subsidiaries
    and pipeline partnership ..................   (67,059,000)  (10,471,000)    (25,148,000)
   Changes in current assets and liabilities:
     Short-term investments ...................     1,020,000    (1,020,000)              -
     Accounts receivable ......................      (107,000)       (2,000)      1,166,000
     Prepaid expense ..........................    (1,797,000)            -               -
     Accrued expenses .........................     2,401,000      (808,000)       (816,000)
                                                 ------------  ------------    ------------
     Net cash used in operating activities ....    (6,296,000)  (10,186,000)     (8,565,000)
Investing Activities:
 Capital expenditures .........................       (32,000)      (63,000)        (70,000)
 Decrease in other assets, net ................       540,000     7,729,000       1,219,000
                                                 ------------  ------------    ------------
     Net cash provided by investing
       activities .............................       508,000     7,666,000       1,149,000
                                                 ------------  ------------    ------------
Financing Activities:
 Dividends received from subsidiary ...........    88,070,000    11,548,000      17,739,000
 Payments on long-term debt ...................   (15,011,000)     (381,000)       (381,000)
 Payment of subsidiary note ...................   (50,000,000)            -               -
 Preferred stock dividends paid ...............    (1,328,000)   (1,402,000)     (1,451,000)
 Decrease (increase) in investments in,
   advances to and notes receivable
   from subsidiaries and pipeline partnership .     2,033,000    (9,897,000)     (8,897,000)
                                                 ------------  ------------    ------------
     Net cash provided by financing
      activities ..............................    23,764,000      (132,000)      7,010,000
                                                 ------------  ------------    ------------
Increase (decrease) in cash and cash
  equivalents .................................    17,976,000    (2,652,000)       (406,000)
Cash and cash equivalents at beginning
  of year .....................................       630,000     3,282,000       3,688,000
                                                 ------------  ------------    ------------
Cash and cash equivalents at end of year ......  $ 18,606,000  $    630,000    $  3,282,000
                                                 ============  ============    ============


              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                     SCHEDULE II
                             KANEB SERVICES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS



                                                           COL. C
                                                  ------------------------
            COL. A                     COL. B            ADDITIONS            COL. D         COL. E
- ----------------------------------  ------------  ------------------------  ----------     ----------
                                     BALANCE AT   CHARGED TO   CHARGED TO                  BALANCE AT
                                    BEGINNING OF  COSTS AND      OTHER                       END OF
       DESCRIPTIONS                   PERIOD       EXPENSES   ACCOUNTS (A)  DEDUCTIONS       PERIOD
- ----------------------------------  ------------  ----------  ------------  ----------     ----------
ALLOWANCE DEDUCTED FROM
 ASSETS TO WHICH THEY
 APPLY

Year ended December 31, 1995:
  For doubtful receivables
   classified as current assets ..    $      854    $  598      $     41    $    (360)(B)   $   1,133
                                      ==========    ======      ========    =========       =========

  For deferred tax asset valuation
   allowance classified as
   noncurrent assets .............    $  108,441    $    -      $      -    $ (24,157)      $  84,284
                                      ==========    ======      ========    =========       =========

Year ended December 31, 1994:
  For doubtful receivables
   classified as current assets ..    $      769    $  249      $     60    $    (224)(B)   $     854
                                      ==========    ======      ========    =========       =========

  For deferred tax asset valuation
   allowance classified as
   noncurrent assets .............    $  113,261    $    -      $      -    $  (4,820)      $ 108,441
                                      ==========    ======      ========    =========       =========


Year ended December 31, 1993:
  For doubtful receivables
   classified as current assets ..    $    1,389    $   96      $    (39)   $    (677)(B)   $     769
                                      ==========    ======      ========    =========       =========

  For deferred tax asset valuation
   allowance classified as
   noncurrent assets .............    $  115,994    $    -      $      -    $  (2,733)      $ 113,261
                                      ==========    ======      ========    =========       =========

- ---------------------
Notes:
     (A) Currency translation adjustment.
     (B) Receivable write-offs and reclassifications, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Kaneb Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              KANEB SERVICES, INC.


                              By:  JOHN R. BARNES
                                   ---------------------------------------
                                   *John R. Barnes

                              President and Chief Executive Officer
                              March 28, 1996

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services, Inc. and in the capacities and on the date indicated.


        SIGNATURE                           TITLE                      DATE
- ---------------------------                 -----                      ----

Principal Executive Officer

     JOHN R. BARNES
- ---------------------------
     (John R. Barnes)            President, Chief Executive      March 28, 1996
                                 Officer and Director

Principal Accounting Officer

      TONY M. REGAN
- ----------------------------
     (Tony M. Regan)             Controller                      March 28, 1996

Directors

       SANGWOO AHN
- ----------------------------
       (Sangwoo Ahn)             Director                        March 28, 1996

      JOHN R. BARNES
- ----------------------------
     (John R. Barnes)            Director                        March 28, 1996

      CHARLES R. COX
- ----------------------------
     (Charles R. Cox)            Director                        March 28, 1996

      PRESTON A. PEAK
- ----------------------------
     (Preston A. Peak)           Director                        March 28, 1996

      RALPH A. REHM
- ----------------------------
     (Ralph A. Rehm)             Director                        March 28, 1996

     JAMES R. WHATLEY
- ----------------------------
    (James R. Whatley)           Director                        March 28, 1996

                                EXHIBIT INDEX


Exhibit
Number                           Description
- -------                          -----------
10.10   Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed herewith.

10.11   Bridge Financing Agreement between KPOP and TCB, dated December 18,
        1995, filed herewith.

21     List of subsidiaries of the Registrant, filed herewith.

23     Consent of independent accountants:  Price Waterhouse LLP, filed herewith.

24     Powers of Attorney, filed herewith.

27     Financial Data Schedule, filed herewith.
