Form 10-Q
period 1996-03-31
KANEB SERVICES INC
filed 1996-05-08
CIK 54441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to
                                                ---------    ---------

 For the Quarterly Period                                      Commission File
 Ended March 31, 1996                                          Number 1-5083

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

         YES    X                                           NO
               ---                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
Class of Common Stock                                      April 30, 1996
- ---------------------                                      --------------

    no par value                                          33,652,151 shares


================================================================================

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 1996
- --------------------------------------------------------------------------------

                                                                                                Page No.
                                                                                                --------
                          Part I. Financial Information

Item 1.          Financial Statements (Unaudited)

                 Consolidated Statements of Income
                   - Three Months Ended March 31, 1996 and 1995                                    1

                 Condensed Consolidated Balance Sheets
                   - March 31, 1996 and December 31, 1995                                          2

                 Condensed Consolidated Statements of Cash Flows
                   - Three Months Ended March 31, 1996 and 1995                                    3

                 Notes to Consolidated Financial Statements                                        4

Item 2.          Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                   6

                          Part II. Other Information

Item 6.          Exhibits and Reports on Form 8-K                                                  8

Signature                                                                                          9

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS   EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
- --------------------------------------------------------------------------------


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                               -------------------------------------
                                                                                    1996                    1995
                                                                               -------------            ------------

Revenues                                                                       $      54,839            $     46,652
                                                                               -------------            ------------

Costs and expenses:
  Operating costs                                                                     38,297                  33,792
  Depreciation and amortization                                                        3,874                   3,187
  General and administrative                                                             985                     978
                                                                               -------------            ------------

      Total costs and expenses                                                        43,156                  37,957
                                                                               -------------            ------------

Operating income                                                                      11,683                   8,695
Interest and other income (expense)                                                      (33)                     20
Interest expense                                                                      (3,868)                 (4,147)
Amortization of excess of cost over fair value
  of net assets of acquired business                                                    (462)                   (462)
                                                                               -------------            ------------

Income from continuing operations
  before interest of outside non-controlling partners in
  pipeline partnership's net income and income tax expense                             7,320                   4,106

Interest of outside non-controlling partners in pipeline
  partnership's net income                                                            (5,860)                 (3,168)
Income tax expense                                                                      (629)                   (315)
                                                                               -------------            ------------

Net income                                                                               831                     623


Dividends applicable to preferred stock                                                  114                     395
                                                                               -------------            ------------

Net income applicable to common stock                                          $         717            $        228
                                                                               =============            ============

Income per common share                                                        $         .02            $        .01
                                                                               =============            ============

Weighted average number of common
  shares outstanding                                                                  33,652                  33,156
                                                                               =============            ============


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------


                                                                                  March 31,        December 31,
                                                                                    1996               1995
                                                                                ------------      -------------
    ASSETS

Current assets:
  Cash and cash equivalents                                                     $     16,246      $      30,389
  Accounts receivable, trade                                                          33,732             32,708
  Inventories                                                                          5,815              5,809
  Prepaid expenses and other current assets                                            6,114              7,465
                                                                                ------------      -------------
     Total current assets                                                             61,907             76,371
                                                                                ------------      -------------

Property and equipment                                                               364,623            363,545
Less accumulated depreciation and amortization                                       102,917             99,698
                                                                                ------------      -------------
     Net property and equipment                                                      261,706            263,847
                                                                                ------------      -------------

Excess of cost over fair value of net assets
 of acquired business                                                                 64,569             65,031
                                                                                ------------      -------------

Other assets                                                                           4,545              4,578
                                                                                ------------      -------------
                                                                                $    392,727      $     409,827
                                                                                ============      =============

     LIABILITIES AND EQUITY

Current liabilities:
  Current portion of long-term debt                                             $      4,193      $       4,134
  Accounts payable                                                                    10,716             11,947
  Accrued expenses                                                                    29,410             29,750
  Accrued redemption of preferred stock                                                    -              8,201
  Accrued distribution payable                                                         6,035              6,037
                                                                                ------------      -------------
      Total current liabilities                                                       50,354             60,069
                                                                                ------------      -------------

Long-term debt, less current portion:
  Industrial field services                                                           24,557             25,691
  Pipeline and terminaling services                                                  136,006            136,489
  Parent company                                                                      23,666             29,666
                                                                                ------------      -------------
      Total long-term debt, less current portion                                     184,229            191,846
                                                                                ------------      -------------

Net liabilities of discounted operations                                               3,298              3,320
                                                                                ------------      -------------

Deferred income taxes and other liabilities                                           11,373             11,235
                                                                                ------------      -------------

Interest of outside non-controlling partners in
  pipeline partnership                                                                74,165             74,335
                                                                                ------------      -------------

Commitments and contingencies
Shareholders' equity:
   Preferred stock, without par value                                                  5,814              5,814
   Common stock, without par value                                                     4,230              4,230
   Additional paid-in-capital                                                        197,173            197,151
   Accumulated deficit                                                              (117,401)          (118,118)
   Treasury stock, at cost                                                           (19,552)           (19,552)
   Cumulative foreign currency translation adjustment                                   (956)              (503)
                                                                                ------------      -------------
       Total shareholders' equity                                                     69,308             69,022
                                                                                ------------      -------------
                                                                                $    392,727      $     409,827
                                                                                ============      =============

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                             ---------------------------------
                                                                                  1996               1995
                                                                             --------------     --------------
Operating activities:
  Net income                                                                 $          831     $          623
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                                     3,874              3,187
    Interest of outside non-controlling partners in
      pipeline partnership                                                            5,860              3,168
    Amortization of excess of cost over fair
      value of net assets acquired                                                      462                462
    Deferred income taxes                                                               293                123
    Changes in current assets and liabilities                                        (1,428)             3,290
                                                                             --------------     --------------
         Net cash provided by operating activities                                    9,892             10,853
                                                                             --------------     --------------

Investing activities:
  Capital expenditures                                                               (2,720)            (2,894)
  Acquisitions made by pipeline partnership                                               -            (27,100)
  Other                                                                                 354                  -
                                                                             --------------     --------------
         Net cash used in investing activities                                       (2,366)           (29,994)
                                                                             --------------     --------------
Financing activities:
  Issuance of long-term debt                                                             77              1,719
  Issuance of long-term debt by pipeline partnership                                      -             30,750
  Payments on long-term debt                                                         (7,134)            (1,637)
  Payments of long-term debt by pipeline partnership                                   (421)            (6,008)
  Preferred stock dividends paid                                                       (114)              (142)
  Distributions to outside non-controlling partners in
    pipeline partnership                                                             (6,030)            (4,068)
  Redemption of preferred stock                                                      (8,025)                 -
                                                                             --------------     --------------
         Net cash provided by (used in) financing activities                        (21,647)            20,614
                                                                             --------------     --------------

Cash used in discontinued operations                                                    (22)              (261)
                                                                             --------------     --------------

Increase (decrease) in cash and cash equivalents                                    (14,143)             1,212
Cash and cash equivalents at beginning of period                                     30,389              9,506
                                                                             --------------     --------------
Cash and cash equivalents at end of period                                   $       16,246     $       10,718
                                                                             ==============     ==============

Supplemental information on cash paid during the period for:
  Interest                                                                   $        3,770     $        2,343
                                                                             ==============     ==============
  Income taxes                                                               $          450     $          390
                                                                             ==============     ==============

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the periods ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its consolidated subsidiaries at March 31, 1996 and December 31, 1995 and the results of their operations and their cash flows for the periods ended March 31, 1996 and 1995. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.  ACQUISITIONS

    In February 1995, Kaneb Pipeline Partners, L.P. ("KPP") acquired the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million, plus transaction costs and the assumption of certain environmental liabilities. The acquisition was financed by the issuance of $27 million of first mortgage notes.

    In December 1995, KPP acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was financed by bank borrowings.

    The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income subsequent to the date of acquisition. The allocation of the purchase price of the Steuart acquisition presented in the consolidated financial statements is preliminary and subject to adjustment.

    The following summarized unaudited pro forma consolidated results of operations for the three months ended March 31, 1996 and 1995, assume both acquisitions occurred as of the beginning of each period presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if KPP had acquired the pipeline assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be attained in the future.

                                        Pro forma
                                          1995                      1996
                                      -------------            -------------

Revenues                              $     54,371             $      54,839
                                      ============             =============

Net income                            $        880             $         831
                                      ============             =============

Net income per common share           $        .01             $         .02
                                      ============             =============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------



3.  REDEMPTION OF PREFERRED STOCK AND RETIREMENT OF LONG-TERM DEBT

    On December 28, 1995, the Company notified the Series D Preferred stockholders that it would redeem its outstanding 12% Convertible Class A Preferred Stock, Series D and the Series was fully redeemed on January 26, 1996. On February 1, 1996, the Company retired its $6.0 million 8.85% convertible senior note.

KANEB SERVICES, INC. AND SUBSIDIARIES

Management s Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------


    This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. and notes thereto included elsewhere in this report.

    OPERATING RESULTS:

    INDUSTRIAL FIELD SERVICES

                                                      Three Months Ended,
                                                           March 31,
                                                --------------------------------
                                                   1996                1995
                                                ----------         -------------

    Revenues:
        United States                           $      8.2         $         7.5
        United Kingdom                                 8.1                   8.9
        Germany                                        3.8                   3.7
        Rest of World                                  4.9                   3.5
                                                ----------         -------------

        Total revenues                          $     25.0         $        23.6
                                                ==========         =============

    Operating income:
        United States                           $       .4         $          .8
        United Kingdom                                  .1                    .2
        Germany                                         .1                   (.1)
        Rest of World                                   .3                    .0
        Headquarters                                   (.2)                  (.2)
                                                ----------         -------------

        Total operating income                  $       .7         $          .7
                                                ==========         =============

        Capital expenditures                    $       .6         $          .7
                                                ==========         =============

    This business segment provides specialized industrial field services to plants primarily in the process and power industry. The decrease in revenues and operating income in the United Kingdom primarily relates to a nonrecurring passive fire protection job completed in the first quarter of 1995. The increase in revenues and decrease in operating income for the United States primarily relates to the mix of services provided for the first quarter 1996 compared to the first quarter 1995. The declines in the United Kingdom and United States operations for the first quarter of 1996 were offset by an increase in other core operations around the world.

KANEB SERVICES, INC. AND SUBSIDIARIES

Management s Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

    PIPELINE AND TERMINALING SERVICES

                                             Three Months Ended,
                                                  March 31,
                                       --------------------------------
                                          1996                1995
                                       ----------          ------------
                                              (In millions)

Revenues                               $     27.8          $       20.4
                                       ==========          ============

Operating income                       $     11.6          $        8.6
                                       ==========          ============

Capital expenditures                   $      2.1          $       29.3
                                       ==========          ============

    This business segment provides transportation services of refined petroleum products through its pipeline system that extends through the Midwest. Additionally, this business segment provides terminaling services for petroleum products and specialty liquids.

    The increase in revenues and operating income for the first quarter of 1996 primarily relates to the inclusion for three full months of operating results of the West Pipeline and Steuart in 1996 and only one month of operations for the West Pipeline in 1995.

    Capital expenditures for the first quarter of 1995 include $28.8 million related to the acquisition of the West Pipeline.

    OTHER OPERATIONS

    The Company recorded operating income of $.4 million in the first three months of 1996 and 1995 related to subsidiaries that provide information services to financial and retail customers.

    FINANCIAL CONDITION

    Cash and cash equivalents was $16.2 million at March 31, 1996, a decrease of $14.1 million from $30.4 million at December 31, 1995. The decrease is primarily related to the redemption of approximately $8.2 million of the Company's 12% Convertible Class A Preferred Stock, Series D on January 26, 1996 and retirement of a $6.0 million 8.85% Convertible Senior Note on February 1, 1996.

KANEB SERVICES, INC. AND SUBSIDIARIES

Management s Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

                         PART II - OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K

        (a)      Exhibits.
                       27.        Financial Data Schedule

        (b) Report dated August 27, 1995, on Form 8-K/A was filed on January 3, 1996, pursuant to Item 2 of that form. Statements of Revenues and Direct Operating Expenses and Statements of Net Assets to be Acquired of Steuart Petroleum Company and affiliates and pro forma financial statements of the Registrant were included in Item 7 of this filing.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                                KANEB SERVICES, INC.
                                                (Registrant)


Date:  May 7, 1996                              /s/  Tony M. Regan
                                                --------------------------------
                                                Tony M. Regan
                                                Controller

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
- -------                  -----------
  27          -  Financial Data Schedule
