Form 10-Q
period 1996-06-30
KANEB SERVICES INC
filed 1996-08-08
CIK 54441

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

For the Quarterly Period                                         Commission File
Ended June 30, 1996                                                Number 1-5083

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

         YES    X                                             NO
               ---                                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
   Class of Common Stock                              August 1, 1996
   ---------------------                              --------------
        no par value                                33,652,151 shares

================================================================================

KANEB SERVICES, INC.

FORM 10-Q
QUARTER ENDED JUNE 30, 1996
- --------------------------------------------------------------------------------




                                                                      Page No.
                                                                      --------
                    Part I. Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Income
                - Three and Six Months Ended June 30, 1996 and 1995     1

           Condensed Consolidated Balance Sheets
                - June 30, 1996 and December 31, 1995                   2

           Condensed Consolidated Statements of Cash Flows
                - Six Months Ended June 30, 1996 and 1995               3

           Notes to Consolidated Financial Statements                   4

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations           6

                    Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                             8

Signature                                                               8

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
- --------------------------------------------------------------------------------




                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                             ------------------------        ------------------------
                                                1996          1995              1996          1995
                                             ----------    ----------        ----------    ----------
Revenues                                     $   57,215    $   53,005        $  112,054    $   99,657
                                             ----------    ----------        ----------    ----------

Costs and expenses:
     Operating costs                             38,802        37,883            77,099        71,675
     Depreciation and amortization                3,678         3,351             7,552         6,538
     General and administrative                   1,266         1,223             2,251         2,201
                                             ----------    ----------        ----------    ----------

         Total costs and expenses                43,746        42,457            86,902        80,414
                                             ----------    ----------        ----------    ----------

Operating income                                 13,469        10,548            25,152        19,243

Interest income and other expense, net              (99)         (189)             (132)         (169)
Interest expense                                 (3,752)       (4,359)           (7,620)       (8,506)
Amortization of excess of cost over fair
  value of net assets of acquired business         (462)         (463)             (924)         (925)
                                             ----------    ----------        ----------    ----------

Income from continuing operations before
  interest of outside non-controlling
  partners in pipeline partnership's net
  income and income tax expense                   9,156         5,537            16,476         9,643
Interest of outside non-controlling
  partners in pipeline partnership's
  net income                                     (6,764)       (3,168)          (12,624)       (6,336)
Income tax expense                                 (692)         (820)           (1,321)       (1,135)
                                             ----------    ----------        ----------    ----------
Net income                                        1,700         1,549             2,531         2,172

Dividends applicable to preferred stock             124           390               238           785
                                             ----------    ----------        ----------    ----------

Net income applicable to common stock        $    1,576    $    1,159        $    2,293    $    1,387
                                             ==========    ==========        ==========    ==========

Net income per common share                  $      .05    $      .03        $      .07    $      .04
                                             ==========    ==========        ==========    ==========

Weighted average number of common
     shares outstanding                          33,652        33,357            33,652        33,257
                                             ==========    ==========        ==========    ==========



                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
- --------------------------------------------------------------------------------

                                                         June 30,    December 31,
                                                           1996          1995
                                                        ----------   ------------
         ASSETS

Current assets:
  Cash and cash equivalents                             $   20,090    $   30,389
  Accounts receivable, trade                                36,307        32,708
  Inventories                                                5,703         5,809
  Prepaid expenses and other current assets                  6,157         7,465
                                                        ----------    ----------
     Total current assets                                   68,257        76,371
                                                        ----------    ----------

Property and equipment                                     365,957       363,545
Less accumulated depreciation and amortization             105,310        99,698
                                                        ----------    ----------
     Net property and equipment                            260,647       263,847
                                                        ----------    ----------

Excess of cost over fair value of net assets
 of acquired business                                       64,107        65,031
                                                        ----------    ----------

Other assets                                                 4,445         4,578
                                                        ----------    ----------
                                                        $  397,456    $  409,827
                                                        ==========    ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                     $    4,340    $    4,134
  Accounts payable                                           9,216        11,947
  Accrued expenses                                          33,412        29,750
  Accrued distribution payable                               6,035         6,037
  Accrued redemption of preferred stock                       --           8,201
                                                        ----------    ----------
      Total current liabilities                             53,003        60,069
                                                        ----------    ----------

Long-term debt, less current portion:
  Industrial field services                                 24,719        25,691
  Pipeline and terminaling services                        135,506       136,489
  Parent company                                            23,666        29,666
                                                        ----------    ----------
      Total long-term debt, less current portion           183,891       191,846
                                                        ----------    ----------

Net liabilities of discounted operations                     3,169         3,320
                                                        ----------    ----------

Deferred income taxes and other liabilities                 11,444        11,235
                                                        ----------    ----------

Interest of outside non-controlling partners in
  pipeline partnership                                      74,798        74,335
                                                        ----------    ----------

Commitments and contingencies

Shareholders' equity:
    Preferred stock, without par value                       5,815         5,814
   Common stock, without par value                           4,230         4,230
   Additional paid-in-capital                              197,173       197,151
   Accumulated deficit                                    (115,825)     (118,118)
   Treasury stock, at cost                                 (19,552)      (19,552)
   Cumulative foreign currency translation adjustment         (690)         (503)
                                                        ----------    ----------
       Total shareholders' equity                           71,151        69,022
                                                        ----------    ----------
                                                        $  397,456    $  409,827
                                                        ==========    ==========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
- -------------------------------------------------------------------------------

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                                 1996        1995
                                                               --------    --------
Operating activities:
   Net income                                                  $  2,531    $  2,172
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                             7,552       6,538
        Interest of outside non-controlling partners in
          pipeline partnership                                   12,624       6,336
        Amortization of excess of cost over fair
          value of net assets acquired                              924         925
        Deferred income taxes                                       560         144
        Changes in current assets and liabilities                (1,432)      1,524
                                                               --------    --------
         Net cash provided by operating activities               22,759      17,639
                                                               --------    --------

Investing activities:
   Capital expenditures                                          (5,083)     (6,279)
   Acquisitions made by pipeline partnership                       --       (27,100)
   Other                                                            222       1,243
                                                               --------    --------
         Net cash used in investing activities                   (4,861)    (32,136)
                                                               --------    --------

Financing activities:
   Issuance of long-term debt                                       375       4,992
   Issuance of long-term debt by pipeline partnership            68,000      28,500
   Payments on long-term debt                                    (7,240)     (7,914)
   Payments of long-term debt by pipeline partnership           (68,857)     (2,248)
   Preferred stock dividends paid                                  (238)       (686)
   Distributions to outside non-controlling partners in
     pipeline partnership                                       (12,061)     (8,134)
   Redemption of preferred stock                                 (8,025)       --
                                                               --------    --------
         Net cash provided by (used in) financing activities    (28,046)     14,510
                                                               --------    --------

Cash used in discontinued operations                               (151)       (447)
                                                               --------    --------

Decrease in cash and cash equivalents                           (10,299)       (434)
Cash and cash equivalents at beginning of period                 30,389       9,506
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 20,090    $  9,072
                                                               ========    ========

Supplemental information on cash paid during the period for:
   Interest                                                    $  7,544    $  5,598
                                                               ========    ========
   Income taxes                                                $    585    $    697
                                                               ========    ========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the periods ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its consolidated subsidiaries at June 30, 1996 and the results of its operations and cash flows for the periods ended June 30, 1996 and 1995. Operating results for the six-months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

2.   ACQUISITIONS

     Effective February 24, 1995, the Company, through Kaneb Pipe Line Partners, L.P. ("KPP"), acquired the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million, plus transaction costs and the assumption of certain environmental liabilities. The acquisition was financed by the issuance of $27 million of first mortgage notes.

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

     The following summarized unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1996 and 1995, assume both acquisitions occurred as of the beginning of the periods presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if KPP had acquired the pipeline assets of the West Pipeline and the liquid terminaling assets of Steuart on the dates indicated, or which may occur in the future.

                                   Three Months Ended             Six Months Ended
                                        June 30,                     June 30,
                              ---------------------------   ---------------------------
                                              Pro forma                     Pro forma
                                  1996           1995           1996           1995
                              ------------   ------------   ------------   ------------
Revenues                      $     57,215   $     57,592   $    112,054   $    111,963
                              ============   ============   ============   ============

Net income                    $      1,700   $      1,842   $      2,531   $      2,722
                              ============   ============   ============   ============

Net income per common share   $        .05   $        .04   $        .07   $        .06
                              ============   ============   ============   ============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
- -------------------------------------------------------------------------------

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

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Operating Results

Industrial Field Services (In millions)


                             Three Months Ended       Six Months Ended
                                   June 30,               June 30,
                            --------------------    --------------------
                              1996        1995        1996        1995
                            --------    --------    --------    --------
     Revenues:
         United States      $    8.8    $    8.0    $   17.0    $   15.5
         United Kingdom          8.7         9.6        16.8        18.5
         Germany                 3.8         4.5         7.6         8.2
         Rest of World           5.2         4.7        10.1         8.2
                            --------    --------    --------    --------
                            $   26.5    $   26.8    $   51.5    $   50.4
                            ========    ========    ========    ========

     Operating income:
         United States      $     .6    $     .5    $    1.0    $    1.3
         United Kingdom           .3         1.0          .4         1.2
         Germany                  .1         (.4)         .2         (.5)
         Rest of World            .5          .3          .9          .3
         Headquarters            (.2)        (.2)        (.4)        (.4)
                            --------    --------    --------    --------
                            $    1.3    $    1.2    $    2.1    $    1.9
                            ========    ========    ========    ========

     Capital expenditures   $     .5    $     .8    $    1.1    $    1.5
                            ========    ========    ========    ========

     This business segment provides specialized industrial field services to plants primarily in the process and the power industries.

     For the three months ended June 30, 1996 continued improvements in Germany and improvements in the United States and Rest of World operations were partially offset by non-recurring projects in the United Kingdom primarily related to the completion of a multi year passive fire protection job in 1995 and some softness in machining services in 1996. The Company expects the demand for machining services to increase to normal levels by the end of the year and is currently evaluating the market for passive fire protection services.

     For the six months ended June 30, 1996, increases in core operations in Germany and the Rest of World were partially offset by decreases in the United Kingdom and United States. The increase in revenues and decrease in operating income for the United States is primarily related to the mix of services provided for 1996 compared to 1995, while the decline in the United Kingdom is primarily related to the completion of a multi year passive fire protection job and some softness in machining services in 1996. The improvements in Rest of World operations resulted primarily from an increase in product sales in the Far East in addition to the opening of new offices in Beijing and Shangai in China.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------------

Pipeline and Terminaling Services (In millions)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                            -------------------   -------------------
                              1996       1995       1996       1995
                            --------   --------   --------   --------
     Revenues               $   28.8   $   23.3   $   56.6   $   43.7
     Operating income       $   12.8   $   10.1   $   24.4   $   18.6
     Capital expenditures   $    1.9   $    2.5   $    4.0   $    3.0

     This business segment provides transportation services of refined petroleum products through its pipeline systems that extend through the midwest and eastern rocky mountain area. Additionally, this business segment provides terminaling services for petroleum products and specialty liquids.

     The increase in revenues and operating income for the three and six months ended June 30, 1996 primarily results from the acquisitions of the West Pipeline in February 1995 and the Steuart terminals in December 1995.

     Other Operations

     The Company recorded an increase in operating income of $.07 million and $.01 million for the three and six months ended June 30, 1996 over the comparable 1995 periods related to subsidiaries that provide information services to financial and retail customers. The decrease in interest expense in 1996, as compared to the fourth quarter of 1995, is attributable to the decrease in parent company debt in 1995 and in February 1996, partially offset by an increase in pipeline partnership debt arising from the acquisitions of the West Pipeline in February 1995 and the Steuart terminals in December 1995.

     Financial Condition

     Cash and cash equivalents was $20.1 million at June 30, 1996, a decrease of $10.3 million from $30.4 million at December 31, 1995. For the six months ended June 30, 1996 operating cash flow of $22.8 million was reduced by the redemption of approximately $8.2 million of the Company's 12% Convertible Class A Preferred Stock, Series D on January 26, 1996, retirement of a $6.0 million 8.85% Convertible Senior Note on February 1, 1996, $5.1 million of capital expenditures and $12.1 million of distributions to outside non-controlling partners in the pipeline partnership.

KANEB SERVICES, INC. AND SUBSIDIARIES


- --------------------------------------------------------------------------------

                          PART II - OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits.

                      27.           Financial Data Schedule

          (b)     Reports on Form 8-K.  None









                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                       KANEB SERVICES, INC.
                                       (Registrant)


Date:  August 7, 1996                  /s/  Tony M. Regan
                                       -------------------------
                                       Tony M. Regan
                                       Controller

                              INDEX TO EXHIBITS




EXHIBIT
NUMBER                  DESCRIPTION
- -------                 -----------

  27          - Financial Data Schedule
