Form 10-Q
period 1996-09-30
KANEB SERVICES INC
filed 1996-11-14
CIK 54441

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

For the Quarterly Period                               Commission File
Ended September 30, 1996                               Number 1-5083

                              KANEB SERVICES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      74-1191271
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

                         2435 NORTH CENTRAL EXPRESSWAY
                            RICHARDSON, TEXAS  75080
          (Address of principle executive offices, including zip code)

                                 (972) 699-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X    NO
                                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
      Class of Common Stock                       November 13, 1996
      ---------------------                       -----------------
          no par value                            33,652,151 shares


================================================================================

KANEB SERVICES, INC.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------




                                                                                                         Page No.
                                                                                                         --------
                                          Part I. Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Statements of Income
                 - Three and Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . .        1

             Condensed Consolidated Balance Sheets
                 - September 30, 1996 and December 31, 1995 . . . . . . . . . . . . . . . . . . . .        2

             Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . .        3

             Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .        4

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . .        6

                                          Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                    Three Months Ended                Nine Months Ended
                                                      September 30,                     September 30,
                                               ---------------------------       ---------------------------
                                                   1996             1995             1996             1995
                                               ----------       ----------       ----------       ----------
Revenues  . . . . . . . . . . . . . . . . . .  $   57,010       $   56,956       $  169,064       $  156,613
                                               ----------       ----------       ----------       ----------

Costs and expenses:
    Operating costs   . . . . . . . . . . . .      37,795           40,713          114,894          112,388
    Depreciation and amortization   . . . . .       3,966            3,283           11,518            9,821
    General and administrative  . . . . . . .       1,265            1,243            3,516            3,444
                                               ----------       ----------       ----------       ----------
         Total costs and expenses . . . . . .      43,026           45,239          129,928          125,653
                                               ----------       ----------       ----------       ----------

Operating income  . . . . . . . . . . . . . .      13,984           11,717           39,136           30,960
Gain on sale of partnership interests . . . .           -           54,157                -           54,157
Interest income and other expense, net  . . .         (17)            (264)            (149)            (433)
Interest expense  . . . . . . . . . . . . . .      (3,943)          (4,387)         (11,563)         (12,893)
Amortization of excess of cost over fair
  value of net assets of acquired business  .        (462)            (462)          (1,386)          (1,387)
                                               ----------       ----------       ----------       ----------

Income from continuing operations
  before interest of outside non-
  controlling partners in pipeline
  partnership's net income and
  income tax expense  . . . . . . . . . . . .       9,562           60,761           26,038           70,404
Interest of outside non-controlling
  partners in pipeline partnership's
  net income  . . . . . . . . . . . . . . . .      (6,675)          (4,237)         (19,299)         (10,573)
Income tax expense  . . . . . . . . . . . . .        (574)            (745)          (1,895)          (1,880)
                                               ----------       ----------       ----------       ----------
Net income    . . . . . . . . . . . . . . . .       2,313           55,779            4,844           57,951

Dividends applicable to preferred stock . . .         132              373              370            1,158
                                               ----------       ----------       ----------       ----------

Net income applicable to common stock . . . .  $    2,181       $   55,406       $    4,474       $   56,793
                                               ==========       ==========       ==========       ==========

Net income per common share . . . . . . . . .  $      .06       $     1.66       $      .13       $     1.70
                                               ==========       ==========       ==========       ==========

Weighted average number of common
  shares outstanding  . . . . . . . . . . . .      33,652           33,604           33,652           33,374
                                               ==========       ==========       ==========       ==========



                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                               September 30,     December 31,
                                                                                   1996              1995
                                                                               -------------     ------------
    ASSETS
Current assets:
  Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .  $     25,060      $    30,389
  Accounts receivable, trade  . . . . . . . . . . . . . . . . . . . . . . . .        34,732           32,708
  Inventories   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,889            5,809
  Prepaid expenses and other current assets   . . . . . . . . . . . . . . . .         3,073            7,465
                                                                               ------------      -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        68,754           76,371
                                                                               ------------      -----------
Property and equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . .       367,898          363,545
Less accumulated depreciation and amortization  . . . . . . . . . . . . . . .       108,217           99,698
                                                                               ------------      -----------
  Net property and equipment  . . . . . . . . . . . . . . . . . . . . . . . .       259,681          263,847
                                                                               ------------      -----------
Excess of cost over fair value of net assets of acquired business . . . . . .        63,645           65,031
                                                                               ------------      -----------
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,356            4,578
                                                                               ------------      -----------
                                                                               $    396,436      $   409,827
                                                                               ============      ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt   . . . . . . . . . . . . . . . . . . . .  $      4,445      $     4,134
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,857           11,947
  Accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        31,276           29,750
  Accrued distribution payable  . . . . . . . . . . . . . . . . . . . . . . .         6,582            6,037
  Accrued redemption of preferred stock   . . . . . . . . . . . . . . . . . .             -            8,201
                                                                               ------------      -----------
  Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . .        51,160           60,069
                                                                               ------------      -----------
Long-term debt, less current portion:
  Industrial field services   . . . . . . . . . . . . . . . . . . . . . . . .        24,262           25,691
  Pipeline and terminaling services   . . . . . . . . . . . . . . . . . . . .       134,989          136,489
  Parent company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,666           29,666
                                                                               ------------      -----------
  Total long-term debt, less current portion  . . . . . . . . . . . . . . . .       182,917          191,846
                                                                               ------------      -----------
Net liabilities of discontinued operations  . . . . . . . . . . . . . . . . .         2,769            3,320
                                                                               ------------      -----------
Deferred income taxes and other liabilities . . . . . . . . . . . . . . . . .        11,455           11,235
                                                                               ------------      -----------
Interest of outside non-controlling partners in pipeline partnership  . . . .        74,898           74,335
                                                                               ------------      -----------
Commitments and contingencies

Shareholders' equity:
  Preferred stock, without par value  . . . . . . . . . . . . . . . . . . . .         5,814            5,814
  Common stock, without par value   . . . . . . . . . . . . . . . . . . . . .         4,230            4,230
  Additional paid-in-capital  . . . . . . . . . . . . . . . . . . . . . . . .       197,181          197,151
  Accumulated deficit   . . . . . . . . . . . . . . . . . . . . . . . . . . .      (113,648)        (118,118)
  Treasury stock, at cost   . . . . . . . . . . . . . . . . . . . . . . . . .       (19,552)         (19,552)
  Cumulative foreign currency translation adjustment  . . . . . . . . . . . .          (788)            (503)
                                                                               ------------      -----------
  Total shareholders' equity  . . . . . . . . . . . . . . . . . . . . . . . .        73,237           69,022
                                                                               ------------      -----------
                                                                               $    396,436      $   409,827
                                                                               ============      ===========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                           Nine Months Ended September 30,
                                                                        ------------------------------------
                                                                              1996                  1995
                                                                        --------------         -------------
Operating activities:
  Net income    . . . . . . . . . . . . . . . . . . . . . . . . . . . . $        4,844         $      57,951
  Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization  . . . . . . . . . . . . . . . . .         11,518                 9,821
       Gain on sale of partnership interests  . . . . . . . . . . . . .              -               (54,157)
       Interest of outside non-controlling partners in
         pipeline partnership   . . . . . . . . . . . . . . . . . . . .         19,299                10,573
       Amortization of excess of cost over fair
         value of net assets acquired   . . . . . . . . . . . . . . . .          1,386                 1,387
       Deferred income taxes  . . . . . . . . . . . . . . . . . . . . .            761                   270
       Changes in current assets and liabilities  . . . . . . . . . . .            548                (1,928)
                                                                        --------------         -------------
         Net cash provided by operating activities  . . . . . . . . . .         38,356                23,917
                                                                        --------------         -------------
Investing activities:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . .         (8,186)              (10,111)
  Acquisitions made by pipeline partnership   . . . . . . . . . . . . .              -               (27,100)
  Net proceeds from sale of partnership interests . . . . . . . . . . .              -                74,812
  Other   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            151                 4,842
                                                                        --------------         -------------
         Net cash provided by (used in) investing activities  . . . . .         (8,035)               42,443
                                                                        --------------         -------------
Financing activities:
  Issuance of long-term debt  . . . . . . . . . . . . . . . . . . . . .            932                 6,759
  Issuance of long-term debt by pipeline partnership  . . . . . . . . .         68,000                28,500
  Payments on long-term debt  . . . . . . . . . . . . . . . . . . . . .         (8,232)              (66,395)
  Payments of long-term debt by pipeline partnership  . . . . . . . . .        (69,309)               (2,641)
  Preferred stock dividends paid  . . . . . . . . . . . . . . . . . . .           (370)                 (808)
  Distributions to outside non-controlling partners in
    pipeline partnership  . . . . . . . . . . . . . . . . . . . . . . .        (18,095)              (12,201)
  Redemption of preferred stock   . . . . . . . . . . . . . . . . . . .         (8,025)                    -
                                                                        --------------         -------------
         Net cash provided by (used in) financing activities  . . . . .        (35,099)              (46,786)
                                                                        --------------         -------------

Cash used in discontinued operations  . . . . . . . . . . . . . . . . .           (551)                 (863)
                                                                        --------------         -------------

Increase (decrease) in cash and cash equivalents  . . . . . . . . . . .         (5,329)               18,711
Cash and cash equivalents at beginning of period  . . . . . . . . . . .         30,389                 9,506
                                                                        --------------         -------------
Cash and cash equivalents at end of period  . . . . . . . . . . . . . . $       25,060         $      28,217
                                                                        ==============         =============

Supplemental information on cash paid during the period for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $       10,559         $      12,400
                                                                        ==============         =============
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . $          649         $         830
                                                                        ==============         =============

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


1.  SIGNIFICANT ACCOUNTING POLICIES

    The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its consolidated subsidiaries at September 30, 1996 and the results of its operations and cash flows for the periods ended September 30, 1996 and 1995. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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

    In December 1995, KPP acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. The acquisition price was initially financed by bank borrowings. In June 1996, the Partnership refinanced the bank borrowings with the issuance of $68 million of first mortgage notes.

    The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the Company's consolidated statements of income subsequent to the date of acquisition. The allocation of the purchase price of the Steuart acquisition presented in the consolidated financial statements is preliminary and subject to adjustment.

    The following summarized unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1996 and 1995, assume both acquisitions occurred as of the beginning of the periods presented. The unaudited pro forma financial results have been prepared for comparative purposes only and may not be indicative of the results that would have occurred if KPP had acquired the pipeline assets of the West Pipeline and the liquid terminaling assets of Steuart on the dates indicated, or which may occur in the future.

                                                      Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                 --------------------------      ----------------------------
                                                                  Pro forma                        Pro forma
                                                    1996            1995             1996            1995
                                                 ---------       ----------      ----------      ------------
    Revenues  . . . . . . . . . . . . . . . . .  $  57,010       $   61,171      $  169,064      $    173,134
                                                 =========       ==========      ==========      ============

    Net income  . . . . . . . . . . . . . . . .  $   2,313       $   55,498      $    4,844      $     58,219
                                                 =========       ==========      ==========      ============

    Net income per common share   . . . . . . .  $     .06       $     1.65      $      .13      $       1.71
                                                 =========       ==========      ==========      ============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


3.  REDEMPTION OF PREFERRED STOCK AND RETIREMENT OF LONG-TERM DEBT

    On January 26, 1996, the Company fully redeemed its outstanding 12% Convertible Class A Preferred Stock, Series D. On February 1, 1996, the Company retired its $6.0 million 8.85% convertible senior note.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


OPERATING RESULTS (IN MILLIONS)


INDUSTRIAL FIELD SERVICES

                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                 --------------------------      --------------------------
                                                    1996            1995            1996            1995
                                                 ----------      ----------      ----------      ----------
    Revenues:
         United States  . . . . . . . . . . . .  $      7.6      $      8.4      $     24.6      $     23.9
         United Kingdom   . . . . . . . . . . .         8.7            10.8            25.5            29.3
         Germany  . . . . . . . . . . . . . . .         4.0             3.9            11.6            12.1
         Rest of World  . . . . . . . . . . . .         4.8             4.8            14.9            13.0
                                                 ----------      ----------      ----------      ----------
                                                 $     25.1      $     27.9      $     76.6      $     78.3
                                                 ==========      ==========      ==========      ==========

    Operating income:
         United States  . . . . . . . . . . . .  $       .5      $       .4      $      1.5      $      1.7
         United Kingdom . . . . . . . . . . . .          .9             1.5             1.3             2.7
         Germany  . . . . . . . . . . . . . . .          .2             (.3)             .4             (.8)
         Rest of World  . . . . . . . . . . . .          .5              .3             1.4              .6
         Headquarters . . . . . . . . . . . . .         (.3)            (.2)            (.7)            (.6)
                                                 ----------      ----------      ----------      ----------
                                                 $      1.8      $      1.7      $      3.9      $      3.6
                                                 ==========      ==========      ==========      ==========

    Capital expenditures  . . . . . . . . . . .  $      1.2      $      1.5      $      2.3      $      3.0
                                                 ==========      ==========      ==========      ==========

    This business segment provides specialized industrial field services to plants primarily in the process and the power industries.

    For the three months ended September 30, 1996, continued improvements in Germany and improvements in the United States and Rest of World operations were partially offset by non-recurring projects in the United Kingdom primarily related to the completion of a multi-year passive fire protection job in 1995.

    For the nine months ended September 30, 1996, increases in core operations in Germany and the Rest of World were partially offset by decreases in the United Kingdom and United States. The increase in revenues and decrease in operating income for the United States is primarily related to the mix of services provided for 1996 compared to 1995, while the decline in the United Kingdom is primarily related to the completion of a multi-year passive fire protection job in 1995. The improvements in Rest of World operations resulted primarily from an increase in product sales in the Far East in addition to the opening of new offices in Beijing and Shanghai in China.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


PIPELINE AND TERMINALING SERVICES

                                                     Three Months Ended                Nine Months Ended
                                                       September 30,                     September 30,
                                                ---------------------------      ----------------------------
                                                    1996            1995             1996           1995
                                                ------------     ----------      ----------      ------------
Revenues  . . . . . . . . . . . . . . . . . .   $       30.0     $     26.5      $     86.6      $       70.3
Operating income  . . . . . . . . . . . . . .   $       12.8     $     10.9      $     37.2      $       29.5
Capital expenditures  . . . . . . . . . . . .   $        2.3     $      2.4      $      6.3      $        7.1

    This business segment provides transportation services of refined petroleum products through its pipeline systems that extend through the Midwest and Eastern Rocky Mountain areas. Additionally, this business segment provides terminaling services for petroleum products and specialty liquids.

    The increase in revenues and operating income for the three and nine months ended September 30, 1996 primarily results from the acquisitions of the West Pipeline in February 1995 and the Steuart terminals in December 1995.

OTHER OPERATIONS

    The Company recorded an increase in operating income of $.3 million and $.4 million for the three and nine months ended September 30, 1996 over the comparable 1995 periods related to subsidiaries that provide information services to financial and retail customers. The decrease in interest expense in 1996, as compared to 1995, is attributable to the decrease in parent company debt in the third quarter of 1995 and in February 1996, partially offset by an increase in pipeline partnership debt arising from the acquisitions of the West Pipeline in February 1995 and the Steuart terminals in December 1995.

FINANCIAL CONDITION

    Cash and cash equivalents was $25.1 million at September 30, 1996, a decrease of $5.3 million from $30.4 million at December 31, 1995. For the nine months ended September 30, 1996 operating cash flow of $38.4 million was reduced by the redemption of approximately $8.2 million of the Company's 12% Convertible Class A Preferred Stock, Series D on January 26, 1996, retirement of a $6.0 million 8.85% Convertible Senior Note on February 1, 1996, $8.2 million of capital expenditures and $18.1 million of distributions to outside non-controlling partners in the pipeline partnership.

    On October 10, 1996, the pipeline partnership announced an increase in its quarterly cash distributions to $ .60 per unit. This increase will result in $1.0 million of additional cash flow, on an annual basis, to the parent company from the units it owns.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

             27. Financial Data Schedule

     (b)  Reports on Form 8-K.  None



                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                        KANEB SERVICES, INC.
                                        (Registrant)


Date:  November 13, 1996                /s/  Tony M. Regan
                                        --------------------------------------
                                        Tony M. Regan
                                        Controller

                              EXHIBIT INDEX




EXHIBIT                  DESCRIPTION
-------                  -----------
  27            Financial Data Schedule
