Form 10-K
period 1996-12-31
KANEB SERVICES INC
filed 1997-03-25
CIK 54441

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file number 1-5083

                              KANEB SERVICES, INC.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                         74-1191271
----------------------------------------                 -------------------
    (State or other jurisdiction                           (IRS Employer
  of incorporation or organization)                      Identification No.)

    2435 North Central Expressway
           Richardson, Texas                                    75080
----------------------------------------                 -------------------
(Address of principal executive offices)                      (zip code)

       Registrant's telephone number, including area code: (972) 699-4000
          Securities registered pursuant to Section 12(b) of the Act:

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

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $152,303,169. This figure is estimated as of March 10, 1997, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $4.375 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 10, 1997: 33,057,751.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Kaneb Services, Inc. ("KSI" or the "Company") conducts its principal businesses in two industry segments: i) specialized industrial field services; and, ii) pipeline transportation and storage of refined petroleum products. The Company operates its specialized industrial field services business through its Furmanite group of wholly-owned subsidiaries (collectively, "Furmanite"), which provide underpressure leak sealing, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Western Europe, North America, Latin America and the Pacific Rim (See: "Industrial Field Services"). The Company's wholly-owned subsidiary, Kaneb Pipe Line Company ("KPL"), operates and manages refined petroleum products pipeline transportation systems and petroleum products and specialty liquids terminal storage and pipeline facilities for the benefit of Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), which owns such systems and facilities, through its subsidiaries (See: "Pipeline and Terminaling Services"). The Company is also engaged in the information management services industry through its wholly-owned subsidiary, Fields Financial Services, Inc. ("Fields"), which offers products and services that enable financial institutions to monitor the continual insurance coverage of their loan collateral and provides other information management services to financial institutions and other customers.

     Kaneb Services, Inc. was incorporated in Delaware on January 23, 1953. The Company is a holding company that conducts its business through the subsidiaries identified above, among others. The Company's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (972) 699-4000.

INDUSTRY SEGMENTS

     Financial information regarding the Company's industry segments and foreign operations is presented under the caption "Business Segment Data" in
Note 10 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.

INDUSTRIAL FIELD SERVICES

     The Company, through Furmanite, offers a variety of specialized industrial field services to an international base of process industry clients. Founded in Virginia Beach, Virginia in the 1920's as a manufacturer of leak sealing kits, Furmanite has evolved into an international service company. In the 1960's, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services; and, during the 1970's and 1980's, grew through geographic expansion and the addition of new techniques, processes and services to become the largest leak sealing company, and one of the largest on-site machining companies, in the world. In 1991, the Company acquired Furmanite to diversify the Company's operations and take advantage of anticipated international growth opportunities. For the year ended December 31, 1996, Furmanite's sales and operating income were approximately $103,252,000 and $5,074,000, respectively (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations").

PRODUCTS AND SERVICES

     Furmanite is an industry leader in providing on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment ("leak sealing") typically used in process industries (See: "Customers and Markets"). Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment, which tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides a variety of services, such as hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair, heat exchanger repair and pipeline engineering, on a regional basis in response to the needs of a particular regional customer base. The Company performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system and employing proprietary diagnostic equipment under an exclusive license from Framatome Technologies. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid, or delay, costly plant or equipment shutdowns. For each of the years ended December 31, 1996, 1995, and 1994, on-line, underpressure leak sealing services represented approximately 33%, 31% and 26%, respectively, of Furmanite's revenues, while on-site machining accounted for approximately 21%, 21% and 16%, respectively, and valve repair represented approximately 10%, 13% and 9%, respectively, of Furmanite's revenues for each of such years.

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

CUSTOMERS AND MARKETS

     Furmanite's customer base spans a broad industry spectrum, which includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, power generation and other process industries in more than 25 countries. Over 80% of Furmanite's revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers; while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite and similarly situated organizations. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants; safety and environmental compliance requirements; and fulfillment of specialized services through the increased use of outsourcing, rather than an organization's in-house staff.

     Furmanite serves its customers from its Richardson, Texas worldwide headquarters and continues to maintain a strong presence in England and continental Europe. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Charlotte, Chicago, Houston, Los Angeles, Philadelphia, Salt Lake City and San Francisco; and in Edmonton, Alberta and Sarnia, Ontario, Canada. Furmanite's worldwide strength is further supported by offices currently located in Austria, Belgium, China, France, Germany, Holland, Hong Kong, Norway, Singapore and the United Kingdom (10 locations) and by licensee and minority ownership interest arrangements in Australia, Chile, Finland, India, Indonesia, Italy, Japan, Kuwait, Malaysia, Portugal, Puerto Rico, Saudi Arabia, South Africa, South Korea, Sweden, Thailand, Trinidad, the United Arab Emirates and Venezuela. Sales by geographic region for 1996 were 32% for North America, 34% for the U.K. and 30% for continental Europe (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Company's consolidated financial statements).

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

PIPELINE AND TERMINALING SERVICES

     Through its KPL subsidiary, the Company manages and operates refined petroleum products pipeline transportation system and petroleum products and specialty liquids terminal storage businesses, and their associated properties, for the benefit of KPP, which owns such systems and facilities through its subsidiaries. The pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota and Wyoming, as well as related terminaling activities; while, through its Support Terminal Services, Inc. subsidiary, among others (collectively, "ST"), the Company operates 31 terminal storage facilities in 16 states and the District of Columbia, with a total storage capacity of approximately 17,200,000 barrels. Including those situated along its refined petroleum products pipeline systems, the Company's terminal storage operations comprise the third largest independent petroleum products and specialty liquids terminaling companies in the United States. For a more detailed discussion of the business, activities and results of operations of the Partnership than that which is contained herein, reference is made to the Annual Report on Form 10-K and the other publicly filed documents of Kaneb Pipe Line Partners, L.P. (NYSE: KPP, KPU).

PIPELINE TRANSPORTATION SYSTEMS

MARKETS SERVED

     Initially built in 1953, the KPP pipeline transportation operations currently consist of two pipeline systems: the East and West Pipelines (the "Pipelines"), with its operational headquarters located in Wichita, Kansas. The East Pipeline is a 2,075 mile integrated pipeline, ranging between six and sixteen inches in diameter, that transports refined petroleum products received from refineries in southeast Kansas or other interconnecting pipelines to terminals in Iowa, Kansas, Nebraska, North Dakota and South Dakota and to receiving pipeline connections in Kansas. The East Pipeline has direct connections to three Kansas refineries; has direct access by third-party pipelines to four other refineries in Kansas, Oklahoma and Texas; provides access to Gulf (of Mexico) Coast suppliers of refined petroleum products through a connecting pipeline which receives products from a pipeline originating on the Gulf Coast; and, through five connecting pipelines, receives propane from gas processing plants in Kansas, New Mexico, Oklahoma and Texas for shipment through the East Pipeline. The East Pipeline's operation also includes 16 public truck loading terminals located in five states, comprised of a total of 235 tanks having storage capacity of approximately 3,200,000 barrels of product. In addition, the East Pipeline has intermediate storage facilities in McPherson and El Dorado, Kansas, consisting of 23 tanks having an aggregate storage capacity of approximately 922,000 barrels.

     The West Pipeline, acquired by the Partnership in February 1995, consists of approximately 550 miles of pipeline, ranging from six to eight inches in diameter, that transports refined petroleum products received by direct terminals and other interconnecting pipelines from refineries located in Colorado, Montana, South Dakota and Wyoming to terminals in Colorado, South Dakota and Wyoming. Additionally, the West Pipeline's operations include four public truck loading terminals, also located in Colorado, South Dakota and Wyoming, having storage capacity of approximately 1,600,000 barrels of product. Through these facilities and operations, the West Pipeline serves the growing Denver and northeastern Colorado markets and supplies jet fuel for Ellsworth Air Force Base, Rapid City, South Dakota. The West Pipeline was acquired from Wyco Pipe Line Company ("Wyco") for a purchase price of $27,100,000, plus transaction costs and the assumption of certain environmental liabilities, and was financed by KPP by the issuance of $27,000,000 of 8.37% first mortgage notes, due in 2002, to three insurance companies.

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

TERMINAL STORAGE OPERATIONS

FACILITIES

     Acquired by the Partnership in 1993, ST and its predecessors have a proven track record of more than 30 years of quality service and experience in the operation of specialty liquids terminal storage facilities. ST's terminal facilities provide throughput and storage on a fee basis for a wide variety of products from petroleum products to specialty chemicals and edible and other liquids. ST's 31 facilities offer storage capacity ranging from 40,000 to 5,511,000 barrels, comprised of two to 124 tanks per facility. As of December 31, 1996, ST's five largest facilities were located at Piney Point, Maryland (5,511,000 Bbls capacity; 30 tanks); Jacksonville, Florida (2,061,000 Bbls capacity; 28 tanks); Texas City, Texas (2,002,000 Bbls capacity; 124 tanks); Westwego, Louisiana (858,000 Bbls capacity; 54 tanks); and, Baltimore, Maryland (826,000 Bbls capacity; 50 tanks). In addition to the foregoing, the other ST facilities are situated in Alabama (2), Arizona, California (2), the District of Columbia (2), Florida, Georgia (6), Illinois (2), Indiana, Kansas, Maryland, Minnesota, New Mexico, Oklahoma, Texas, Virginia (2) and Wisconsin, including two terminals acquired by the Partnership in 1996 that are located adjacent to existing facilities owned by KPP. These terminals provide ST with a geographically diverse base of customers and revenue. ST's operational headquarters is located in Dallas, Texas.

     The independent liquids terminaling industry is fragmented and includes both large, well financed publicly-traded companies that own and/or operate many terminal locations and small private companies that may own and/or operate only a single terminal location. In addition to the terminals owned by independent terminal operators, many major energy and chemical companies also own extensive terminal facilities. Although such terminals often have the same capabilities as those owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage facilities are also significant customers of independent terminal operators, when independent terminals have more cost effective locations near key transportation links such as deep water ports. Major energy and chemical companies also require independent terminal storage when their captive storage facilities are inadequate, either because of size constraints, the nature of the stored material or specialized handling requirements. Independent terminal owners, such as ST, compete on the basis of location, versatility of terminals, service and price. For example, a favorably located terminal will have access to various means of cost-effective transportation both to and from the terminal. Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products having complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as loading and unloading of product at the terminal. An increasingly important aspect of the versatility and service capabilities of an operator is that operator's ability to offer product handling and storage which complies with applicable environmental, safety and health regulations, among others, especially since customers may retain the liability for certain acts of non-compliance with such regulations.

PRODUCTS

     The variety of products that can be stored at ST's terminal storage facilities is a significant part of, what the Company believes is, its competitive advantage among similarly-situated organizations. ST's terminals provide storage capacity for such products as petroleum products, specialty chemicals, asphalt, fertilizer, latex and caustic solutions, and edible liquids, including animal and vegetable fats and oils. Further, the terminaling and pipeline transportation of jet fuel for the U.S. Department of Defense is an important part of ST's business. Ten of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Defense Department. Seven of the ten locations are utilized solely by the Defense Department and six of these locations include pipelines that deliver jet fuel directly to nearby military bases. Revenue attributable to Department of Defense activities is derived from a combination of terminal contracts and tenders for the handling and movement of jet fuel. The terminal contracts provide a fixed monthly revenue for a period of one to four years per contract, with additional revenues generated if specific throughput levels are exceeded. The tenders provide for charges per barrel of throughput and have no minimum guarantees. From time to time, military base closings or other events have impacted the operation of certain of ST's facilities. However, KPL, in its capacity as General Partner of the Partnership, does not believe that, in the aggregate, the Partnership will experience a significant decrease in cash flows for the foreseeable future as a result of Department of Defense changes in activity. KPL, in its capacity as General Partner of the Partnership, does not believe that ST's business is dependent upon any one customer or any small group of customers.

SAFETY, ENVIRONMENTAL AND OTHER REGULATORY MATTERS

     In addition to tariff regulation of the Partnership's Pipeline activities, certain operations of the Partnership are subject to federal, state and local laws and regulations relating to the construction, maintenance and management of its facilities, the safety of its personnel and the protection of the environment. Although KPL, in its capacity as General Partner of the Partnership, believes that the operations of the Partnership are in general compliance with applicable laws and regulations, risks of substantial costs and liabilities are inherent in both pipeline and terminaling operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. For example, contamination resulting from spills or releases of refined petroleum products within the petroleum pipeline industry, or refined petroleum or other products within the terminaling industry, are not unusual in such industries. From time to time, the Partnership has experienced limited groundwater contamination at certain of its Pipeline-related terminal sites, resulting from spills of refined petroleum products. In each instance, the appropriate regulatory authorities have been notified of these events and appropriate remediation activities have either been completed or are ongoing. In connection with the formation of the Partnership, the Company agreed to bear the costs associated with environmental contamination relating to the operations of the East Pipeline arising prior to October 3, 1989; however, such costs have not been, and are not in the future anticipated to be, material.

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

RECENT DEVELOPMENTS

     On January 26, 1996, the Company used approximately $8,000,000 of the proceeds received through a September 1995 public offering by the Partnership of 3,500,000 Partnership Preference Units (NYSE: KPU) at a price of $22.50 per unit to redeem all of the outstanding shares of its 12% Convertible Class A Preferred Stock, Series D, which were originally issued in connection with the Company's acquisition of Furmanite. On February 1, 1996, the Company used a portion of the offering proceeds to retire a $6,000,000 bank loan. The Preference Units, which had been owned by KPL since 1989, represent a separate class of units from, and are junior to, the Partnership's Senior Preference Units (NYSE: KPP) ("SPUs"), which SPUs have been the subject of two previous public offerings in 1989 and 1993. The Company, through a dividend from its KPL subsidiary, realized, in 1995, net proceeds of approximately $74,000,000 from the offering of Preference Units; following which, the Company continued to retain control of the Partnership through a 2% General Partner interest and an aggregate 31% limited partner interest in the Partnership. A substantial portion of the proceeds from the offering were used by the Company in 1995 to retire two outstanding debt issues: $5,011,000 of Moran Energy Inc. 11.5% Subordinated Debentures and $43,200,000 of Moran Energy International, N.V. 8% Convertible Subordinated Debentures, and to repay a $10,000,000 bank term loan. (See: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Industrial Field Services - Recent Developments").

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

EMPLOYEES

     At December 31, 1996, the Company and its subsidiaries employed 1,659 persons, of which a total of 1,119 persons were employed by the Company's Furmanite subsidiaries, collectively, and a total of 426 persons were employed by KPL. The Partnership has no employees, as the business and operations of the Partnership are conducted by KPL, the General Partner of the Partnership and a wholly-owned subsidiary of the Company. As of December 31, 1996, approximately 588 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date. Additionally, as of December 31, 1996, approximately 167 the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, except for approximately 38 persons employed by the terminal division of KPL who were subject to representation by the Oil, Chemical and Atomic Workers International Union AFL-CIO ("OCAW"), there were no collective bargaining or other similar contracts covering employees of KPL in effect at that date. The terminal division of KPL has an agreement with the OCAW regarding conditions of employment for such persons, which agreement is in effect through June 28, 1999 and is subject to automatic renewal for successive one-year periods unless the terminal division of KPL or OCAW serves written notice to terminate or modify such agreement in a timely manner.

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

ITEM 3. LEGAL PROCEEDINGS

     In August 1996, the Company settled a lawsuit filed in Germany in February 1996 on behalf of Gesellschaft fur Industrieanlagen und Maschineninstandhaltung GmbH or G.I.M. Engineering ("GIM") against one of the Company's German subsidiaries, Furmanite Technische Dienstleistungen GmbH ("FTD"), concerning the consideration received in a German contract that was part of a series of transactions relating to the sale of one of the Company's domestic subsidiaries. The settlement of this lawsuit was adequately reserved.

     Two of the Company's subsidiaries, which subsidiaries are no longer actively conducting any operations, have been notified that they are "potentially responsible parties" in connection with two separate governmental investigations relating to two separate waste disposal facilities which may each be subject to remedial action as locations listed on the Environmental Protection Agency's ("EPA") Superfund National Priority List ("Superfund"). Such proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies for each identified facility and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. These particular proceedings are based upon allegations that the Company's former operating subsidiaries disposed of hazardous substances at the facilities in question. One proceeding involves actions allegedly taken by the Company's former operating subsidiary at a time prior to the acquisition of such subsidiary by the Company. The Company's subsidiaries have been included within a de minimis group of waste generators that are involved in this proceeding, who have been negotiating a collective settlement of their liabilities with the EPA. However, the Company has joined with others within this de minimis group who are each contesting their respective liability. Proceedings in this matter have been ongoing since 1989 and there was no significant activity relating to this matter that occurred during 1996. The second proceeding involves alleged activity by a corporation in which a former operating subsidiary of the Company held a 50% interest, which interest is no longer owned by the Company's subsidiary or any affiliate of the Company. Accordingly, the Company believes that its liability in this proceeding is governed by the provisions of the agreement pursuant to which the Company's interest in such corporation was disposed. The Company has reviewed its potential exposure, if any, in connection with each location, giving consideration to the nature, accuracy and strength of evidence relating to the Company's alleged relationship to the location, the amount and nature of waste taken to the location, and the number, relationship and financial ability of other named and unnamed "potentially responsible parties" at the location. While the Company does not anticipate that the amount of expenditures from its involvement in the above matters will have a material adverse effect on the Company's operations or financial condition, the possibility remains that technological, regulatory, enforcement or legal developments, the results of environmental studies or other factors could materially alter this expectation at any time.

     In addition, from time to time, the Company and certain of its subsidiaries are involved in various litigation and other legal proceedings in the ordinary course of business. However, the Company believes that a resolution of these matters will not have a material adverse affect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     Shares of the Company's Common Stock are listed and traded principally on the New York Stock Exchange. At March 18, 1997, there were approximately 4,619 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                                     QUOTED STOCK PRICES
                                                     -------------------
                  CALENDAR YEAR                      HIGH           LOW
                  -------------                      ----           ---
                  1995:

                  First Quarter                      2 1/4         1 1/2
                  Second Quarter                     2 3/4         1 3/4
                  Third Quarter                      2 5/8         2
                  Fourth Quarter                     2 2/8         1 7/8

                  1996:

                  First Quarter                      3 1/4         2 1/4
                  Second Quarter                     3 3/4         2 3/8
                  Third Quarter                      3 3/8         2 1/2
                  Fourth Quarter                     3 3/4         3

                  1997:

                  First Quarter                      4 1/2         3 1/8
                  (through March 10, 1997)

     Dividends on the Company's Adjustable Rate Cumulative Class A Preferred Stock have been regularly paid since the third quarter of 1990, in accordance with the provisions of the Certificates of Designation filed with the Delaware Secretary of State for such Preferred Stock. In connection with its 1991 acquisition of Furmanite, the Company issued a total of 1,098,373 shares of 12% Convertible Class A Preferred Stock, Series D, stated value of 5.34 Pounds Sterling. In January 1996, all outstanding Series D shares were redeemed by the Company with approximately $8,000,000 of the proceeds from the public offering of 3,500,000 Preference Units of KPP. Also, the Company has issued 600 restricted shares of its Adjustable Rate Cumulative Class A Preferred Stock, Series C, to three senior officers of the Company, in connection with an executive compensation program established by the Company. In 1994, the holders of these shares were paid an aggregate dividend of $28,422, which had been previously accrued in 1991 and, in 1996, 100 of such shares were redeemed by the Company. Among other restrictions on payment of dividends on this Series of Preferred Stock, dividends on the Series C Preferred Stock that are otherwise payable for a year in which the Company has a net loss are not paid until completion of a year in which the Company has a net profit (see "Note 8 to Company's Consolidated Financial Statements"). Additionally, the credit facilities used to acquire Furmanite and for the working capital of each of Furmanite and KPL each contain restrictions on the respective subsidiary's ability to pay dividends or distributions to the Company, if an event of default exists.

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

                                                       Year Ended December 31,
                                        -----------------------------------------------------
                                          1996       1995       1994        1993       1992
                                        --------   --------   --------    --------   --------
INCOME STATEMENT DATA:
Revenues                                $228,861   $212,062   $208,722    $198,549   $176,703
                                        ========   ========   ========    ========   ========
Operating income                        $ 53,815   $ 43,465   $ 31,964    $ 29,530   $ 14,611
                                        ========   ========   ========    ========   ========
Net income:
     Income from continuing
     operations before gains on
     sale or issuance of pipeline
     partnership units                  $  7,024   $  5,024   $  2,035    $  1,032   $ (5,532)
     Gains on sale or issuance of
     pipeline partnership units               --     54,157         --       1,512         --
                                        --------   --------   --------    --------   --------
     Continuing operations                 7,024     59,181      2,035      16,154     (5,532)
     Discontinued operations                  --         --         --          --        996
     Cumulative effect of
     accounting changes (a)                   --         --         --          --        742
                                        --------   --------   --------    --------   --------
        Net income                      $  7,024   $ 59,181   $  2,035    $ 16,154   $ (3,794)
                                        ========   ========   ========    ========   ========
PER SHARE DATA:
Earnings per common share:
     Continuing operations              $    .19   $   1.72   $    .02    $    .46   $   (.22)
     Discontinued operations                  --         --         --          --        .03
     Cumulative effect of
     accounting changes(a)                    --         --         --          --        .02
                                        --------   --------   --------    --------   --------
             Total                      $    .19   $   1.72   $    .02    $    .46   $   (.17)
                                        ========   ========   ========    ========   ========

BALANCE SHEET DATA:

Cash flow provided by operating
     activities                         $ 48,491   $ 39,964   $ 25,890    $ 30,880   $ 19,183
Cash and cash equivalents                 23,693     30,389      9,506      24,327     10,596
Working capital                           20,033     16,302    (42,797)     15,842     12,555
Total assets                             404,691    409,827    284,213     287,472    215,848
Long-term debt                           186,544    191,846    103,376     152,678    141,430
Stockholders' equity                      75,366     69,022     18,844      14,861     (1,519)


(a) Represents the cumulative effect of accounting changes from the adoption of new financial accounting standards relating to taxes.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

CONSOLIDATED RESULTS OF OPERATIONS

                                                            (in millions)
                                                      --------------------------
                                                       1996      1995      1994
                                                      ------    ------    ------
Consolidated revenues ............................    $228.9    $212.1    $208.7
Consolidated operating income ....................    $ 53.8    $ 43.5    $ 32.0
Consolidated operating income before
   depreciation and amortization .................    $ 69.2    $ 56.5    $ 44.8
Consolidated net income before gains
   on sale of pipeline partnership
   units .........................................    $  7.0    $  5.0    $  2.0
Consolidated capital expenditures,
   excluding acquisitions ........................    $ 10.7    $ 13.4    $ 10.2

     Consolidated revenues increased $16.8 million in 1996, primarily as a result of the acquisition of terminaling assets that were acquired by KPP in December 1995. Consolidated operating income increased $10.3 million from 1995 to 1996. Pipeline and terminaling services operating income increased $8.8 million in 1996 largely due to the terminaling assets acquired by KPP in December 1995 and industrial field services operating income increased $1.2 million in 1996. Consolidated capital expenditures, excluding acquisitions, returned to more normal levels in 1996 after extraordinarily large industrial field services equipment purchases and pipeline and terminaling capital maintenance projects in 1995.

     Consolidated revenues increased $3.4 million in 1995. Pipeline and terminaling services revenues increased $18.2 million, primarily as a result of the acquisition of the West Pipeline by KPP in February 1995. Near the end of 1994, unprofitable operations in eastern Germany, which generated approximately $18.9 million in revenues in 1994, were sold. Revenues from the remaining core business in industrial field services increased $5.2 million in 1995. Consolidated operating income increased $11.5 million in 1995. Improvements in industrial field services totaled $2.3 million while pipeline and terminaling services were up $9.5 million, primarily as a result of the acquisition of the West Pipeline. Consolidated capital expenditures, excluding acquisitions, increased $3.2 million from 1994 to 1995, principally as a result of higher industrial field services equipment purchases and pipeline and terminaling capital maintenance projects.

Industrial Field Services

     The Company's industrial field services business is conducted through Furmanite, which was acquired in March 1991. Furmanite provides specialized industrial field services to plants in the process and power industries and to refineries and chemical plants.

                                                         (in millions)
                                                 ------------------------------
                                                  1996        1995        1994
                                                 ------      ------      ------
Revenues:
     United States .........................     $ 32.7      $ 32.8      $ 34.2
     United Kingdom ........................       34.7        37.6        36.3
     Germany ...............................       16.1        16.2        33.0
     Rest of World .........................       19.8        17.9        14.7
                                                 ------      ------      ------
                                                 $103.3      $104.5      $118.2
                                                 ======      ======      ======
Operating income:
     United States .........................     $  1.5      $  1.9      $  1.7
     United Kingdom ........................        2.1         3.3         2.4
     Germany ...............................         .8        (1.2)       (3.6)
     Rest of World .........................        2.0          .8         1.3
     Headquarters ..........................       (1.3)        (.9)        (.2)
                                                 ------      ------      ------
                                                 $  5.1      $  3.9      $  1.6
                                                 ======      ======      ======
Operating income before
  depreciation and amortization ............     $  9.3      $  8.0      $  6.6
                                                 ======      ======      ======

Capital expenditures .......................     $  3.5      $  4.3      $  2.8
                                                 ======      ======      ======

     Furmanite's revenues decreased $1.2 million in 1996 primarily as a result of non-recurring passive fire protection work in the United Kingdom in 1995 that was only partially offset by increases in revenues in other countries. Revenues increased $5.2 million in 1995, excluding unprofitable general maintenance projects in eastern Germany that had revenues of approximately $18.9 million in 1994 and were sold near the end of 1994. Revenues from traditional underpressure services improved primarily in the United States in 1996 and in 1995 in the United Kingdom and other western European countries where economic conditions had been sluggish in previous years. Revenues from turnaround services in 1995 included some large projects that typically do not recur on an annual basis.

     Operating income increased $1.2 million or 31% in 1996 as a result of improvements in Furmanite's operations around the world, particularly in Rest of World countries and in Germany. Declines in the United Kingdom in 1996 primarily resulted from non-recurring passive fire protection work in 1995 and declines in the United States resulted primarily from large turnaround projects that were completed in 1995. Operating income increased $2.3 million or 144% in 1995 as a result of improvements in Furmanite's operations around the world, particularly in the United Kingdom and in Germany. Declines in Rest of World countries in 1995 primarily resulted from non-recurring product sales with high margins in the Far East in 1994.

     Capital expenditures are primarily related to field services equipment and the implementation of new services. Capital expenditures for 1997 are currently estimated to be $2 million to $4 million, depending on the economic environment and the needs of the business.

Pipeline and Terminaling Services

     The Company's pipeline and terminaling services business includes the operations of KPP which owns refined petroleum products pipeline assets and, since 1993, petroleum products and specialty liquids storage and terminaling assets. The Company operates, manages, and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership.

                                                           (in millions)
                                                    ----------------------------
                                                     1996       1995       1994
                                                    ------     ------     ------
Revenues ......................................     $117.6     $ 96.9     $ 78.7
                                                    ======     ======     ======

Operating income ..............................     $ 51.3     $ 42.5     $ 33.0
                                                    ======     ======     ======

Operating income before
  depreciation and amortization ...............     $ 62.4     $ 50.8     $ 40.2
                                                    ======     ======     ======

Capital expenditures, excluding
  acquisitions ................................     $  7.1     $  9.0     $  7.2
                                                    ======     ======     ======

     Revenues increased $20.7 million or 21% in 1996 and operating income increased $8.8 million or 21% primarily due to the acquisition of terminaling assets in December 1995 by KPP combined with continued improvements at the West Pipeline. Revenues increased $18.2 million or 23%, while operating income increased $9.5 million or 29% in 1995 primarily attributable to the acquisition of the West Pipeline by KPP in February 1995.

     The interest of outside non-controlling partners in KPP's net income was $27.0 million, $18.0 million and $12.6 million in 1996, 1995 and 1994, respectively. The increases in both 1996 and 1995 are attributable to the sale by the Company in September 1995 of 3.5 million of the preference units that it had owned since 1989. Proceeds from the 1995 sale were used to permanently retire debt and redeem a preferred stock issue. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $24.7 million, $16.3 million and $16.2 million in 1996, 1995 and 1994, respectively.

     Capital expenditures relate to the maintenance of existing operations. Routine capital expenditures for 1997 are currently estimated to be between $5 to $7 million.

     In February 1995, KPP, through a wholly-owned subsidiary, acquired the pipeline assets of WYCO Pipe Line Company (the "West Pipeline"), a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million plus transaction costs and the assumption of certain environmental liabilities. KPP financed the acquisition by the sale of first mortgage notes due February 24, 2002, which bear interest at the rate of 8.37% per annum.

     In December 1995 KPP, through a wholly-owned subsidiary, acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") for $68 million plus transaction costs and the assumption of certain environmental liabilities. KPP initially financed the acquisition by a bank bridge loan, which was later refinanced with first mortgage notes due in varying amounts in June 2001, 2003, 2006 and 2016 bearing interest at rates ranging from 7.08% to 7.98% per annum.

Other Operations

     The Company had revenues of $8.0 million, $10.6 million, and $11.8 million in 1996, 1995 and 1994, respectively, and operating income of $2.2 million, $1.7 million and $1.5 million for the same periods related to subsidiaries that provide information processing, payment and collection services primarily to financial institutions.

New Accounting Pronouncements

     In 1995, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS 121). SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 and requires the write-down to market of certain long-lived assets. The Company adopted SFAS 121 in the first quarter of 1996 and such adoption did not have a material effect on the Company's financial position or results of operations.

     Also in 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation, which permits either recording the estimated fair value of stock-based compensation over the applicable vesting period or disclosing the unrecorded cost and the related effect on earnings per share in the notes to the consolidated financial statements. In accordance with the provisions of SFAS 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost. The Notes to the Consolidated Financial Statements contain a summary of the pro forma effects to reported net income and earnings per share for 1996 and 1995 if the Company had elected to recognize compensation cost based on the estimated fair value of the options granted at the grant date as prescribed by SFAS 123.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by consolidated operating activities was $48.6 million, $40.0 million and $25.9 million during the years 1996, 1995 and 1994, respectively. A substantial portion of the increases in both 1996 and 1995 related to pipeline and terminaling services, primarily as a result of the acquisitions by KPP of the Steuart terminals in December 1995 and the West Pipeline in February 1995.

     At December 31, 1996, $23.0 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the Parent Company, is due 2001, bears interest at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, and contains certain financial and operational covenants with respect to the specialized industrial field services group of companies.

     In 1994 KPP, through a wholly-owned subsidiary, issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, another wholly-owned subsidiary of KPP entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through January 31, 1998. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. At December 31, 1996, $5 million was outstanding under the credit facility. No amounts were drawn under the credit facility at December 31, 1995. In 1995 KPP financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002, which bear interest at the rate of 8.37% per annum. The Notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of KPP and contain certain financial and operational covenants. The acquisition by KPP of the Steuart terminaling assets in December 1995 was initially financed by a $68 million bridge loan from a bank. KPP refinanced this bridge loan in June 1996 with a series of first mortgage notes (the "Steuart Notes") bearing interest at rates ranging from 7.08% to 7.98% and maturing in varying amounts in June 2001, 2003, 2006 and 2016. The Steuart Notes are secured, pari passu with the Notes and credit facility, by a mortgage on the East Pipeline.

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

     In December 1995 the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000, that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of .5% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1996 or 1995.

     Consolidated capital expenditures for 1997 have been budgeted at $7 million to $11 million, depending on the economic environment and the needs of the business. Consolidated debt maturities are $4.6 million, $8.8 million, $2.2 million, $1.5 million and $69.4 million for each of the five years ending December 31, 2001. Capital expenditures in 1997 are expected to be funded from existing cash and anticipated cash from operations.

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


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)  FINANCIAL STATEMENTS                                               PAGE
                                                                            ----
         Set forth below are financial statements appearing in this report.

         Report of Independent Accountants ...............................  F-1

         Financial Statements of Kaneb Services, Inc., and Subsidiaries:

           Consolidated Statements of Income - Years Ended December 31,
             1996, 1995 and 1994 .........................................  F-2

           Consolidated Balance Sheets - December 31, 1996 and 1995 ......  F-3

           Consolidated Statements of  Cash Flows
             Years Ended December 31, 1996, 1995 and 1994 ................  F-4

           Consolidated Statements of Changes in Stockholders'
             Equity - Years Ended December 31, 1996, 1995 and 1994 .......  F-5

           Notes to Consolidated Financial Statements ....................  F-6

(a) (2)  FINANCIAL STATEMENT SCHEDULES

         Set forth are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services, Inc. (Parent Company)
         Condensed Financial Statements:

           Statements of Income - Years Ended December 31, 1996,
             1995 and 1994 ...............................................  F-20

           Balance Sheets - December 31, 1996 and 1995 ...................  F-21

           Statements of Cash Flows - Years Ended
             December 31, 1996, 1995 and 1994 ............................  F-22

         Schedule II - Kaneb Services, Inc. Valuation and Qualifying
           Accounts - Years Ended December 31, 1996, 1995 and 1994 .......  F-23

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

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

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

4.5 Indenture between Moran Energy Inc. ("Moran") and First City National Bank of Houston ("First City"), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran's Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.6 First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.5 above, filed as
         Exhibit 4.7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

10.1     Kaneb Services, Inc. Savings Investment Plan, as amended, filed as
         Exhibit 4.10 of the exhibits to the Registrant's Registration Statement on Form S-8 ("Form S-8") (S.E.C. File No. 33-41295) and as
         Exhibit 4.1 to the exhibits of Registrant's Form S-8 (S.E.C. File No. 333-14067), which exhibits are hereby incorporated by reference.

10.2     Kaneb Services, Inc. 1984 Nonqualified Stock Option Plan, filed as
         Exhibit 10.26 of the exhibits to the Annual Report on Form 10-K for the year ended December 31, 1984, which exhibit is hereby incorporated by reference.

10.3 Kaneb Services, Inc. 1994 Stock Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 33-54027), which exhibit is hereby incorporated by reference.

10.4 Kaneb Services, Inc. Deferred Stock Unit Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08725), which exhibit is hereby incorporated by reference.

10.5 Kaneb Services, Inc. 1996 Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08727), which exhibit is hereby incorporated by reference.

10.6     Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit
         4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 33-58981), which exhibit is hereby incorporated by reference.

10.7 Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.8 Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of Registrant's Form S-8 (S.E.C. File No. 333-22109), which exhibits are hereby incorporated by reference.

10.9 Kaneb Services, Inc. Non-Employee Directors Deferred Stock Unit Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08723), which exhibit is hereby incorporated by reference.

10.10    Form of Termination Agreement, filed herewith.

10.11 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991 (the "Furmanite Loan Agreement"), filed as Exhibit 10.8 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 ("1994 Form 10-K"), which exhibit is hereby incorporated by reference.

10.12    Amendments to the Furmanite Loan Agreement, filed herewith.

10.13 Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed as Exhibit 10.10 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995 (the "1995 Form 10-K"), which exhibit is hereby incorporated by reference.

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

(b)      REPORTS ON FORM 8-K - NONE.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Kaneb Services, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on pages 16 and 17 present fairly, in all material respects, the financial position of Kaneb Services, Inc. and its subsidiaries ("the Company") at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP

Dallas, Texas
February 20, 1997

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------
                                                          1996            1995            1994
                                                      ------------    ------------    ------------
Revenues ..........................................   $228,861,000    $212,062,000    $208,722,000
                                                      ------------    ------------    ------------
Costs and expenses:
    Operating costs ...............................    154,935,000     151,014,000     159,913,000
    Depreciation and amortization .................     15,434,000      13,055,000      12,807,000
    General and administrative ....................      4,677,000       4,528,000       4,038,000
                                                      ------------    ------------    ------------

      Total costs and expenses ....................    175,046,000     168,597,000     176,758,000
                                                      ------------    ------------    ------------

Operating income ..................................     53,815,000      43,465,000      31,964,000
Interest income ...................................        859,000         858,000         446,000
Other expense .....................................       (832,000)     (1,037,000)       (251,000)
Interest expense ..................................    (15,420,000)    (15,927,000)    (13,752,000)
Amortization of excess of cost over
    fair value of net assets of acquired
    business ......................................     (1,848,000)     (1,847,000)     (1,846,000)
                                                      ------------    ------------    ------------

Income before interest of outside non-controlling
    partners in pipeline partnership's net income,
    income taxes and gain on sale of pipeline
    partnership units .............................     36,574,000      25,512,000      16,561,000
Interest of outside non-controlling partners
    in pipeline partnership's net income ..........    (26,969,000)    (17,953,000)    (12,567,000)
Gain on sale of pipeline
    partnership units .............................           --        54,157,000            --
Income tax expense ................................     (2,581,000)     (2,535,000)     (1,959,000)
                                                      ------------    ------------    ------------

Net income ........................................      7,024,000      59,181,000       2,035,000
Dividends applicable to preferred stock ...........        502,000       1,527,000       1,489,000
                                                      ------------    ------------    ------------

Net income applicable to common stock .............   $  6,522,000    $ 57,654,000    $    546,000
                                                      ============    ============    ============

Earnings per common share - primary
    and fully diluted .............................   $        .19    $       1.72    $        .02
                                                      ============    ============    ============

Weighted average number of common
     shares outstanding ...........................     33,631,000      33,450,000      32,664,000
                                                      ============    ============    ============


                See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     DECEMBER 31,
                                                            ----------------------------
                                                                1996            1995
                                                            ------------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents ............................   $ 23,693,000    $ 30,389,000
   Accounts receivable, trade (net of allowance for
     doubtful accounts of $666,000 in 1996
     and $1,133,000 in 1995) ............................     33,157,000      32,708,000
   Inventories ..........................................      6,706,000       5,809,000
   Prepaid expenses and other current assets ............      6,367,000       7,465,000
                                                            ------------    ------------
     Total current assets ...............................     69,923,000      76,371,000
                                                            ------------    ------------

Property and equipment ..................................    373,087,000     363,545,000
Less accumulated depreciation and amortization ..........    106,449,000      99,698,000
                                                            ------------    ------------
   Net property and equipment ...........................    266,638,000     263,847,000
                                                            ------------    ------------
Excess of cost over fair value of net assets
     of acquired business ...............................     63,183,000      65,031,000
                                                            ------------    ------------
Other assets ............................................      4,947,000       4,578,000
                                                            ------------    ------------
                                                            $404,691,000    $409,827,000
                                                            ============    ============
                            LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt:
     Industrial field services ..........................   $  2,558,000    $  2,357,000
     Pipeline and terminaling services ..................      2,036,000       1,777,000
                                                            ------------    ------------
       Total current portion of long-term debt ..........      4,594,000       4,134,000
   Accounts payable .....................................      9,015,000      11,947,000
   Accrued expenses .....................................     36,281,000      35,787,000
   Accrued redemption of preferred stock ................           --         8,201,000
                                                            ------------    ------------
     Total current liabilities ..........................     49,890,000      60,069,000
                                                            ------------    ------------

Long-term debt, less current portion:
   Industrial field  services ...........................     23,425,000      25,691,000
   Pipeline and terminaling services ....................    139,453,000     136,489,000
   Parent company .......................................     23,666,000      29,666,000
                                                            ------------    ------------
     Total long-term debt, less current portion .........    186,544,000     191,846,000
                                                            ------------    ------------

Net liabilities of discontinued operations ..............      2,759,000       3,320,000
                                                            ------------    ------------

Deferred income taxes and other liabilities .............     14,147,000      11,235,000
                                                            ------------    ------------

Interest of outside non-controlling partners
   in pipeline partnership ..............................     75,985,000      74,335,000
                                                            ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value ...................      5,792,000       5,814,000
   Common stock, without par value.  Authorized
     60,000,000 shares; issued 36,491,027 shares
     in 1996 and 36,479,954 in 1995 .....................      4,230,000       4,230,000
   Additional paid-in capital ...........................    197,213,000     197,151,000
   Accumulated deficit ..................................   (111,596,000)   (118,118,000)
   Treasury stock, at cost ..............................    (20,631,000)    (19,552,000)
   Cumulative foreign currency translation adjustment ...        358,000        (503,000)
                                                            ------------    ------------
     Total stockholders' equity .........................     75,366,000      69,022,000
                                                            ------------    ------------
                                                            $404,691,000    $409,827,000
                                                            ============    ============


                See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                1996            1995            1994
                                                            ------------    ------------    ------------
Operating Activities:
   Net income ...........................................   $  7,024,000    $ 59,181,000    $  2,035,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization ....................     15,434,000      13,055,000      12,807,000
       Amortization of excess of cost over
         net assets acquired ............................      1,848,000       1,847,000       1,846,000
       Interest of outside non-controlling partners
         in pipeline partnership ........................     26,969,000      17,953,000      12,567,000
       Deferred income taxes ............................        766,000        (778,000)        457,000
       Gain on sale of pipeline partnership units .......           --       (54,157,000)           --
       Changes in current assets and liabilities:
         Short-term investments .........................           --         1,020,000      (1,020,000)
         Accounts receivable, net .......................       (449,000)     (6,857,000)      1,449,000
         Inventories ....................................       (897,000)        301,000          79,000
         Prepaid expenses and other current assets ......      1,098,000      (1,968,000)     (2,288,000)
         Accounts payable and accrued expenses ..........     (3,165,000)     10,367,000      (2,042,000)
                                                            ------------    ------------    ------------


     Net cash provided by operating activities ..........     48,628,000      39,964,000      25,890,000
                                                            ------------    ------------    ------------

Investing Activities:
   Capital expenditures .................................    (10,685,000)    (13,428,000)    (10,185,000)
   Acquisitions made by pipeline partnership ............     (8,507,000)    (97,850,000)    (12,320,000)
   Decrease in other assets, net ........................      3,881,000       4,739,000       1,975,000
                                                            ------------    ------------    ------------


     Net cash used in investing activities ..............    (15,311,000)   (106,539,000)    (20,530,000)
                                                            ------------    ------------    ------------


Financing Activities:
   Issuance of long-term debt ...........................      1,735,000       6,975,000      14,319,000
   Issuance of long-term debt by pipeline partnership ...     74,500,000      96,500,000      41,350,000
   Payments on long-term debt ...........................    (10,138,000)    (67,957,000)    (15,387,000)
   Payments on long term debt by pipeline partnership ...    (71,276,000)     (3,047,000)    (42,201,000)
   Distributions to outside non-controlling
     partners in pipeline partnership ...................    (24,667,000)    (16,306,000)    (16,168,000)
   Preferred stock dividends paid .......................       (502,000)     (1,328,000)     (1,402,000)
   Net proceeds from sale of pipeline
     partnership units ..................................           --        73,620,000            --
   Redemption of preferred stock ........................     (8,025,000)           --              --
   Purchase of treasury stock ...........................     (1,079,000)           --              --
                                                            ------------    ------------    ------------
     Net cash provided by (used in) financing
       activities .......................................    (39,452,000)     88,457,000     (19,489,000)
                                                            ------------    ------------    ------------

Cash used in discontinued operations ....................       (561,000)       (999,000)       (692,000)
                                                            ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents ........     (6,696,000)     20,883,000     (14,821,000)
Cash and cash equivalents at beginning of year ..........     30,389,000       9,506,000      24,327,000
                                                            ------------    ------------    ------------

Cash and cash equivalents at end of year ................   $ 23,693,000    $ 30,389,000    $  9,506,000
                                                            ============    ============    ============


                See notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                                                        FOREIGN
                                           PREFERRED        COMMON       ADDITIONAL       ACCUMULATED    TREASURY       CURRENCY
                                             STOCK          STOCK      PAID-IN CAPITAL      DEFICIT        STOCK       TRANSLATION
                                          ------------   ------------  ---------------  -------------   ------------   ------------
BALANCE AT JANUARY 1, 1994 .............  $ 13,707,000   $  4,222,000  $   201,976,000  $(176,318,000)  $(28,755,000)  $     29,000

  Net income for the year ..............          --             --               --        2,035,000           --             --
  Common stock issued ..................          --             --         (3,325,000)          --        5,320,000           --
  Preferred stock dividends declared ...          --             --               --       (1,489,000)          --             --
  Conversion of Series D
    preferred stock ....................       (87,000)         2,000           85,000           --             --             --
  Foreign currency translation
    adjustment .........................       465,000           --               --             --             --          977,000
                                          ------------   ------------  ---------------  -------------   ------------   ------------

BALANCE AT DECEMBER 31, 1994 ...........    14,085,000      4,224,000      198,736,000   (175,772,000)   (23,435,000)     1,006,000

  Net income for the year ..............          --             --               --       59,181,000           --             --
  Common stock issued ..................          --            6,000       (2,764,000)          --        3,883,000           --
  Preferred stock dividends declared ...          --             --               --       (1,527,000)          --             --
  Series D preferred stock redemption ..    (8,201,000)          --          1,179,000           --             --       (1,179,000)
  Foreign currency translation
    adjustment .........................       (70,000)          --               --             --             --         (330,000)
                                          ------------   ------------  ---------------  -------------   ------------   ------------

BALANCE AT DECEMBER 31, 1995 ...........     5,814,000      4,230,000      197,151,000   (118,118,000)   (19,552,000)      (503,000)

  Net income for the year ..............          --             --               --        7,024,000           --             --
  Common stock issued ..................          --             --             10,000           --             --             --
  Purchase of treasury stock ...........          --             --               --             --       (1,079,000)          --
  Preferred stock dividends declared ...          --             --               --         (502,000)          --             --
  Conversion of Series D
    preferred stock ....................          --             --             30,000           --             --             --
  Series C preferred stock redemption ..       (22,000)          --             22,000           --             --             --
  Foreign currency translation
    adjustment .........................          --             --               --             --             --          861,000
                                          ------------   ------------  ---------------  -------------   ------------   ------------

BALANCE AT DECEMBER 31, 1996 ...........  $  5,792,000   $  4,230,000  $   197,213,000  $(111,596,000)  $(20,631,000)  $    358,000
                                          ============   ============  ===============  =============   ============   ============


                See notes to consolidated financial statements.

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following significant accounting policies are followed by Kaneb Services, Inc. (the "Company") and its subsidiaries in the preparation of financial statements.

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The Company controls the operations of KPP through its 2% general partner interest and 31% limited partner interest as of December 31, 1996. All significant intercompany transactions and balances are eliminated in consolidation.

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

     Cash, Cash Equivalents and Short-term Investments

     The Company's policy is to invest cash in highly liquid investments with maturities of three months or less, upon acquisition. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. Similar investments with original maturities beyond three months are considered short-term investments and are carried at cost, which approximates market value. The Company does not have any derivative financial instruments.

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

     Depreciation of property and equipment is provided on the straight-line basis at rates based upon the expected useful lives of the various classes of assets. The rates used for pipeline and certain storage facilities, which are subject to regulation, are the same as those promulgated by the Federal Energy Regulatory Commission.

     Revenue Recognition

     Substantially all revenues are recognized when services to unaffiliated customers have been rendered. Pipeline transportation revenues are recognized upon receipt of the products into the pipeline system.

     Earnings Per Share

     Earnings per common share data have been computed by dividing income applicable to common stock by the weighted average number of shares outstanding during each period. The effect of common stock equivalents and other potentially dilutive securities on such computation was anti-dilutive or insignificant for each period presented.

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     Excess of Cost Over Fair Value of Net Assets of Acquired Business

     The excess of the purchase price of a specialized industrial field services company over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $10.3 million and $8.4 million at December 31, 1996 and 1995, respectively.

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

     Change in Presentation

     Certain financial statement items for 1995 and 1994 have been reclassified to conform with the 1996 presentation.

2.   ASSET ACQUISITIONS BY PIPELINE PARTNERSHIP

     In February 1995, KPP acquired the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million, plus transaction costs and the assumption of certain environmental liabilities. The West Pipeline was owned 60% by a subsidiary of GATX Terminals Corporation and 40% by a subsidiary of Amoco Pipe Line Company. KPP financed the acquisition by the issuance of $ 27 million of first mortgage notes. The assets acquired from Wyco Pipe Line Company did not include certain assets that were leased to Amoco Pipe Line Company and the purchase agreement did not provide for either (i) the continuation of an arrangement with Amoco Pipe Line Company for the monitoring and control of pipeline flows or (ii) the extension or assumption of certain credit agreements that Wyco Pipe Line company had with its shareholders.

     In December 1995, KPP acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. KPP financed the acquisition price by the issuance of $68 million of first mortgage notes. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. The contracts also include provisions for the continuation of all terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

     KPP's acquisitions have been accounted for using the purchase method of accounting. The total purchase price of each acquisition has been allocated to the assets and liabilities based on their respective fair values based on valuations and other studies.

     Assuming the above acquisitions in 1995 occurred as of the beginning of the year ended December 31, 1995, the summarized unaudited pro forma consolidated revenues, net income and net income per common share for 1995 would be $233,004,000, $59,025,000 and $1.72, respectively. The unaudited pro forma financial results are for comparative purposes only and may not be indicative of the results that would have occurred if KPP had

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     acquired the pipeline assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be obtained in the future.

3.   SALE OF PIPELINE PARTNERSHIP UNITS

     In September 1995, the Company through a wholly-owned subsidiary, sold in a public offering, 3.5 million Preference Units it held in KPP. The Company received net cash proceeds of $73.6 million related to the sale and recorded a gain of $54.2 million, net of expenses. The Company used the proceeds to retire its 8% convertible subordinated debentures totaling $43.2 million, its 11.5% subordinated debentures totaling $5.0 million and repay its $10 million term loan in 1995 and, in 1996, to redeem $8 million of its Series D Preferred Stock and repay $6 million of its long-term debt. The Company continues to control the operations of KPP through its 2% general partner interest and 31% limited partner interest.

4.   INCOME TAXES

     Income before income tax expense is comprised of the following components:

                                              YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       1996            1995            1994
                                   ------------    ------------    ------------
     Domestic operations .......   $ 12,580,000    $ 63,607,000    $  8,686,000
     Foreign operations ........     (2,975,000)     (1,891,000)     (4,692,000)
                                   ------------    ------------    ------------

                                   $  9,605,000    $ 61,716,000    $  3,994,000
                                   ============    ============    ============

     Income tax expense is comprised of the following components:

     YEAR ENDED
     DECEMBER 31,         FEDERAL        FOREIGN         STATE         TOTAL
     ------------       -----------    -----------    -----------   -----------
     1996:
       Current ......   $   435,000    $   423,000    $   957,000   $ 1,815,000
       Deferred .....       500,000        266,000           --         766,000
                        -----------    -----------    -----------   -----------

                        $   935,000    $   689,000    $   957,000   $ 2,581,000
                        ===========    ===========    ===========   ===========

     1995:
       Current ......   $ 1,415,000    $   328,000    $ 1,570,000   $ 3,313,000
       Deferred .....      (791,000)        13,000           --        (778,000)
                        -----------    -----------    -----------   -----------

                        $   624,000    $   341,000    $ 1,570,000   $ 2,535,000
                        ===========    ===========    ===========   ===========

     1994:
       Current ......   $   326,000    $   488,000    $   688,000   $ 1,502,000
       Deferred .....       313,000         (1,000)       145,000       457,000
                        -----------    -----------    -----------   -----------

                        $   639,000    $   487,000    $   833,000   $ 1,959,000
                        ===========    ===========    ===========   ===========

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

     The Company has recorded deferred tax assets of approximately $88 million and $86 million as of December 31, 1996 and 1995, respectively, primarily relating to the Company's domestic net operating loss carryforwards and investment tax credit carryforwards, partially offset by a valuation reserve of approximately $86 million and

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     $84 million, respectively. The Company has recorded a deferred tax liability of $2.3 million and $1.7 million as of December 31, 1996 and 1995, which is associated with certain domestic subsidiaries not included in the Company's consolidated Federal income tax return.

     The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income from continuing operations before income taxes for the years 1996, 1995 and 1994 are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                   -----------------------------------------------------------------
                                          1996                    1995                    1994
                                   -------------------   --------------------    -------------------
                                     AMOUNT        %        AMOUNT        %        AMOUNT        %
                                   ----------    -----   -----------    -----    ----------    -----
Tax expense at
  statutory rates ..............   $3,360,000     35.0   $21,601,000     35.0    $1,398,000     35.0
Increase (decrease) in taxes
  resulting from:
  Domestic loss carryforward
    adjustments ................   (3,215,000)   (33.5)  (21,089,000)   (34.2)   (2,110,000)   (52.8)
  State income taxes, net ......      622,000      6.5     1,021,000      1.7       541,000     13.5
  Foreign losses not
    benefited and foreign
    income taxes ...............    1,814,000     18.9     1,002,000      1.6     2,130,000     53.3
                                   ----------    -----   -----------    -----    ----------    -----
                                   $2,581,000     26.9   $ 2,535,000      4.1    $1,959,000     49.0
                                   ==========    =====   ===========    =====    ==========    =====

     At December 31, 1996, the Company had the following domestic tax attribute carryforwards expiring in the years indicated:

 YEAR OF                                           NET OPERATING     INVESTMENT
EXPIRATION                                             LOSSES       TAX CREDITS
----------                                         -------------    ------------
 1997 ..........................................    $ 35,662,000    $  2,483,000
 1998 ..........................................       3,971,000       4,319,000
 1999 ..........................................       7,820,000       2,171,000
 2000 ..........................................            --         1,786,000
 2001 ..........................................      39,359,000            --
 2002 ..........................................      64,553,000            --
 2003 ..........................................      22,048,000            --
 2005 ..........................................      16,866,000            --
 2006 ..........................................      17,508,000            --
 2007 ..........................................       3,038,000            --
                                                    ------------    ------------
                                                    $210,825,000    $ 10,759,000
                                                    ============    ============

     The amounts shown above that expire in the years 1997 through 1999 represent the operating losses and investment tax credits acquired in the acquisition of Moran Energy, Inc. and its subsidiaries and it is unlikely that the Company will be able to utilize these specific tax carryforwards in the future. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of the tax carryforwards which could be utilized.

5.   RETIREMENT PLANS

     The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $1.0 million, $.9 million and $.9 million for 1996, 1995 and 1994, respectively.

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The most recent valuation of the U.K. Plan was performed as of November 1, 1996.

     Net pension cost for the U.K. Plan included the following components:

                                                 YEAR ENDED DECEMBER 31,
                                         --------------------------------------
                                            1996          1995          1994
                                         ----------    ----------    ----------
Service cost for benefits earned
  during the period ..................   $1,269,000    $1,107,000    $1,290,000
Interest cost on projected benefit
  obligations ........................    1,617,000     1,416,000     1,267,000
Less actual return on plan assets ....   (2,884,000)   (2,126,000)     (180,000)
Net amortization and deferral ........      620,000       243,000    (1,663,000)
                                         ----------    ----------    ----------
Net pension cost .....................   $  622,000    $  640,000    $  714,000
                                         ==========    ==========    ==========

     Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 8.5% for 1996 and 9% for 1995 and 1994, an expected long-term rate of return on assets of 9% for 1996, 1995 and 1994 and a rate of increase in compensation levels of 6% for 1996, 1995 and 1994. The funded status of the U.K. Plan is as follows:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Actuarial present value of accumulated benefit
  obligations (all vested) .....................   $ 23,648,000    $ 18,325,000
                                                   ============    ============

Actuarial present value of projected benefit
  obligations ..................................   $(24,449,000)   $(18,946,000)
Plan assets at fair value ......................     29,557,000      22,705,000
Unrecognized net gain ..........................     (6,451,000)     (5,544,000)
Unrecognized prior service cost ................        363,000         354,000
                                                   ------------    ------------
Net pension liability recorded in other
  liabilities ..................................   $   (980,000)   $ (1,431,000)
                                                   ============    ============

6.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is as follows:

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------   ------------
Industrial field services ........................   $ 31,292,000   $ 30,222,000
Pipeline and terminaling services ................    337,202,000    323,671,000
General corporate ................................      3,819,000      3,794,000
Other ............................................        774,000      5,858,000
                                                     ------------   ------------

                                                     $373,087,000   $363,545,000
                                                     ============   ============

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Equipment acquired under capital leases and included in the cost of property and equipment is as follows:

                                                           DECEMBER 31,
                                                   ----------------------------
                                                       1996            1995
                                                   ------------    ------------
Industrial field services equipment ............   $  6,638,000    $  6,199,000
Pipeline and terminaling services equipment (a)      22,271,000      21,972,000
Less accumulated depreciation ..................    (12,977,000)    (11,775,000)
                                                   ------------    ------------

Net equipment acquired under capital leases ....   $ 15,932,000    $ 16,396,000
                                                   ============    ============

     (a) Secured by certain pipeline equipment. KPP has recorded its option to purchase this equipment for approximately $ 4.1 million at the termination of the lease.

7.   DEBT

     Debt is summarized as follows:

                                                             DECEMBER 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------   ------------
Industrial field services:
  Credit facility due through 2001 ...............   $ 23,003,000   $ 24,803,000
  Various notes of foreign subsidiaries ranging
    from 6.75% to 8.0% due through 2000 ..........        231,000        320,000
  Capital leases .................................      2,749,000      2,925,000
                                                     ------------   ------------
       Total debt ................................     25,983,000     28,048,000
  Less current portion ...........................      2,558,000      2,357,000
                                                     ------------   ------------
                                                     $ 23,425,000   $ 25,691,000
                                                     ============   ============

Pipeline and terminaling services:
  Mortgage notes due 2001 and 2002 ...............   $ 60,000,000   $ 60,000,000
  Bank bridge loan refinanced in 1996 ............           --       68,000,000
  Mortgage notes due 2001 through 2016 ...........     68,000,000           --
  Capital lease ..................................      8,489,000     10,266,000
    Revolving credit facility ....................      5,000,000           --
                                                     ------------   ------------
       Total debt ................................    141,489,000    138,266,000
  Less current portion ...........................      2,036,000      1,777,000
                                                     ------------   ------------
                                                     $139,453,000   $136,489,000
                                                     ============   ============
Parent company:
  8.75% convertible subordinated debentures
    due through 2008 .............................   $ 23,666,000   $ 23,666,000
  8.85% convertible note .........................           --        6,000,000
  Revolving credit facility ......................           --             --
                                                     ------------   ------------
       Total debt ................................     23,666,000     29,666,000
  Less current portion ...........................           --             --
                                                     ------------   ------------
                                                     $ 23,666,000   $ 29,666,000
                                                     ============   ============

Total consolidated long-term debt ................   $191,138,000   $195,980,000
Current portion ..................................      4,594,000      4,134,000
                                                     ------------   ------------

Total consolidated long-term debt,
    less current portion .........................   $186,544,000   $191,846,000
                                                     ============   ============

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Industrial Field Services

     At December 31, 1996, $23.0 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the parent company, is due 2001, bears interest at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, has a commitment fee equal to one-half of one percent per annum on unutilized amounts, contains certain financial and operational covenants with respect to the specialized industrial field services group of companies, and restricts the subsidiary from paying dividends to the parent company under certain circumstances. This credit facility is secured by all of the tangible assets of the industrial field services group, excluding assets in Germany.

     Pipeline and Terminaling Services

     In 1994, KPP, through a wholly-owned subsidiary, issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, a wholly-owned subsidiary entered into a Restated Credit Agreement with a group of banks that provides a $15 million revolving credit facility through January 31, 1998. The credit facility bears interest at variable interest rates and has a commitment fee of .2% per annum of the unused credit facility. At December 31, 1996, $5.0 million was drawn under the credit facility used to acquire liquids terminaling facilities. No amounts were drawn under the credit facility at December 31, 1995. In 1995, KPP financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and credit facility are secured by a mortgage on substantially all of the pipeline assets of KPP and contains certain financial and operational covenants. The acquisition of Steuart by KPP was initially financed by a $68 million bridge loan from a bank bearing interest at a variable rate based on the LIBOR rate plus 50 to 100 basis points and its maturity was extended until March 1997. In June 1996, KPP refinanced this obligation with $68.0 million of new first mortgage notes (the "Steuart notes") bearing interest at rates ranging from 7.08% to 7.98%. $ 35.0 million of the Steuart notes is due June 2001, $8.0 million is due June 2003, $10.0 million is due June 2006 and $15.0 million is due June 2016. The loan is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

     Parent Company

     The 8.75% subordinated debentures are convertible into shares of the Company's Common Stock at a conversion price of $17.54 per share. The Company has satisfied the sinking fund requirements on these subordinated debentures through 2000.

     On February 1, 1996, the Company retired a 8.85% senior note, which was convertible into shares of the Company's common stock at a conversion price of $6.00 per share.

     In December 1995 the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000, that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of .5% per annum of the unused credit facility. The credit facility is secured by
     1.0 million of the Company's limited partnership units in KPP. No amounts were drawn under the credit facility at December 31, 1996 or 1995.

     Consolidated Maturities

     Annual sinking fund requirements and debt maturities on consolidated long term debt, including capital leases, are $4.6 million, $8.8 million, $2.2 million, $1.5 million and $69.4 million for each of the five years ending December 31, 2001.

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.   CAPITAL STOCK

     The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:

                                                                            COMMON STOCK
                                                             -------------------------------------------
                                               PREFERRED                      HELD IN
                                             STOCK ISSUED       ISSUED        TREASURY       OUTSTANDING
                                             ------------    ------------   ------------    ------------
BALANCE AT JANUARY 1, 1994 ...............      1,569,254      36,410,264      4,117,557      32,292,707

Conversion of Series D preferred stock ...        (10,880)         18,398           --            18,398
Common shares issued .....................           --               161       (759,942)        760,103
                                             ------------    ------------   ------------    ------------


BALANCE AT DECEMBER 31, 1994 .............      1,558,374      36,428,823      3,357,615      33,071,208


Series D preferred stock redemption ......       (990,424)           --             --              --
Common shares issued .....................           --            51,131       (524,739)        575,870
                                             ------------    ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1995 .............        567,950      36,479,954      2,832,876      33,647,078

Common shares issued or purchased ........           --            11,073        323,200        (312,127)
                                             ------------    ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1996 .............        567,950      36,491,027      3,156,076      33,334,951
                                             ============    ============   ============    ============

     Series A Preferred Stock

     The Company has 567,950 shares of its Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") with a stated value of $10 per share outstanding at December 31, 1996. Dividends accrue quarterly at the applicable U.S. Treasury rate plus 2.00 percentage points (200 basis points) ("Applicable Rate"), but will in no event be less than 7.5% per annum or greater than 14% per annum. If dividends are in arrears for two or more quarters, additional dividends accrue on all dividends in arrears at a rate equal to the Applicable Rate plus 25 basis points for each quarter dividends are in arrears (but not more than the lesser of 14% per annum or 300 basis points more than the Applicable Rate). If unpaid accrued dividends exist with respect to eight or more quarters, the holders of the Series A Preferred may elect individually to require the Company to redeem their shares at a price of $12 per share plus dividends in arrears. No such arrearages existed as of December 31, 1996, 1995 and 1994. The Company, at its option, may redeem shares at any time at a price of $12 per share (reduced ratably to $10 over 15 years unless unpaid accrued dividends exist with respect to eight or more quarters) plus accrued and unpaid dividends thereon.

     Series B Preferred Stock

     On March 26, 1988, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of Common Stock to stockholders of record on April 19, 1988. Each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $10, subject to adjustment. The Rights will not separate from the Common Stock or become exercisable until a person or group either acquires beneficial ownership of 20% or more of the Company's Common Stock or commences a tender or exchange offer that would result in ownership of 30% or more, whichever occurs earlier. The Rights, which expire on April 19, 1998, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.05 per Right. At December 31, 1996, 1995 and 1994 there were no Series B Preferred shares outstanding.

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Series C Preferred Stock

     In April 1991, the Company authorized 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series C ("Series C Preferred") which has a preference value of $1.00 per share and is only entitled to a dividend if the value of the Company's Common Stock increases. The Series C Preferred, as an entire class, is entitled to an annual dividend commencing January 1, 1992, equal to 1/2 of 1% (proportionately reduced for authorized but unissued shares in the class) of the increase in the average per share market value of the Company's Common Stock during the year preceding payment of the dividend, over $4.79 (the average per share market value of the Company's Common Stock during 1990) multiplied by the average number of shares of Common Stock outstanding. The Series C Preferred has mandatory redemption requirements in the event of certain types of corporate reorganizations and may be redeemed at the option of the Company during the first 60 days of each year commencing 1994. The redemption price is the sum of (i) one divided by the average annual yield of all issues of preferred stock listed on the New York Stock Exchange during the calendar year preceding the date of the redemption period times the average dividend for the two most recent years plus (ii) a pro rata portion of the prior year's dividend based upon the number of elapsed days in the year of redemption plus (iii) any accrued and unpaid dividends. The Company may also repurchase the shares of a holder at such redemption price during the first 60 days following the year in which the holder first ceases to be an employee of the Company. A holder of the Series C Preferred may, at his option, require the Company to redeem his shares at 120% of such redemption price if the Company elects, within 10 days after the most recent dividend payment date, not to pay the accrued dividend. Upon liquidation, holders of the Series C Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. The Company granted 600 shares of Series C Preferred to certain officers in April 1991 and redeemed 100 shares in July 1996.

     Series D Preferred Stock

     In conjunction with the acquisition of Furmanite, the Company issued 1,098,373 shares of its 12% Convertible Class A Preferred Stock, Series D ("Series D Preferred") with a stated value of L. 5.34 ($8.36) per share. The Series D Preferred was not redeemable by the holder; however, each share was convertible at the option of the holder into 1.691 shares of the Company's Common Stock. During 1994, 10,880 shares of Series D Preferred shares were converted into 18,398 shares, of the Company's Common Stock. On December 28, 1995, the Company notified the Series D Preferred stockholders that it would redeem the Series D Preferred Stock and it was fully redeemed on January 26, 1996 for $8.0 million. The Company reflected its obligation in current liabilities on the consolidated balance sheet as of December 31, 1995.

     Stock Compensation Plans

     The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 1996, options on 1,620,178 shares at prices ranging from $1.50 to $5.00 were outstanding, of which 318,335 were exercisable at prices ranging from $1.50 to $5.00.

     The changes in stock options outstanding for the Company's plans for 1995 and 1996 were as follows:

                                                                      Average Price
                                                          Shares        per Share
                                                        ----------    -------------
Outstanding at January 1, 1995 .................         1,496,436         $4.82
Granted ........................................           285,000         $2.13
Exercised ......................................           (30,000)        $1.92
Forfeited ......................................          (320,000)        $2.88
                                                        ----------

Outstanding at December 31, 1995 ...............         1,431,436         $4.76
Granted and repriced ...........................         1,277,678         $2.67
Exercised ......................................            (6,000)        $1.67
Forfeited and repriced .........................        (1,082,936)        $5.56
                                                        ----------

Outstanding at December 31, 1996 ...............         1,620,178         $2.60
                                                        ==========

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation" the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 11.30% to 11.64% based on weekly average variances of the stock for the five year period preceding issuance and a risk-free rate of return ranging from 5.59% to 6.77% based on the 30-year U.S. Treasury bill rate for the five-year expected life of the options. Using estimates calculated by such option pricing model, pro forma net income and earnings per share would have been $6,750,000 and $0.19, respectively, for the year ended December 31, 1996, as compared to the reported amounts of $7,024,000 and $0.19 respectively. For year ended December 31, 1995, pro forma net income and earnings per share would have been $59,134,000 and $1.72, respectively, as compared to the reported amounts of $59,181,000 and $1.72 respectively.

     Deferred Stock Unit Plans

     In 1996, the Company instituted Deferred Stock Unit ("DSU") Plans, under which key employees and directors may irrevocably defer from 5% to 50% (up to 100% for directors) of their current compensation for two years and purchase DSUs, which are equivalent in value to the Company's common stock on the initial deferral date. During the first two years, the DSUs are only equal in value to the lesser of the compensation deferred to date or the DSU price (equal to the common stock price) for the prorated portion of DSUs acquired on the initial deferral date. After two years, the DSUs are equal in value to the same price as the Company's common stock and are payable to the participant in common stock at the end of from three to ten years, as elected by the participant, after the deferral commenced. Each DSU Plan participant also received stock options, issued from existing Company plans, equal in number to the DSUs with an exercise price of 100% of the stock price on the initial deferral date. One-third of the employee options become exercisable each year starting three years from the grant date and director options were vested on the grant date.


9.   COMMITMENTS AND CONTINGENCIES

     The Company leases vehicles, office space, data processing equipment, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $4.0 million for 1996 and $3.5 million for 1995 and 1994.

     At December 31, 1996, minimum rental commitments under all capital leases and operating leases for future years are as follows:

                                                         CAPITAL      OPERATING
                                                         LEASES         LEASES
                                                       -----------   -----------
   1997 ............................................   $ 4,188,000   $ 2,685,000
   1998 ............................................     8,117,000     2,371,000
   1999 ............................................       726,000     1,956,000
   2000 ............................................        13,000     1,576,000
   2001 ............................................          --       1,138,000
   2002 and thereafter .............................          --       2,179,000
                                                       -----------   -----------

Total minimum lease payments .......................    13,044,000   $11,905,000
                                                                     ===========

Less amounts representing interest .................     1,993,000
                                                       -----------

Present value of net minimum lease payments ........   $11,051,000
                                                       ===========

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In March 1995, the Company settled another lawsuit filed in the late 1980's by Stephen R. Herbel and other named individuals doing business as Pinnacle Petroleum Company ("Pinnacle") that related to an interest in coalbed gas produced from a property that a subsidiary of the Company previously owned. The settlement of this lawsuit was also adequately reserved.

     In August 1996, the Company settled a lawsuit filed in Germany in February 1996 on behalf of Gesellschaft fur Industrieanlagen und Maschineninstandhaltung GmbH or G.I.M. Engineering against one of the Company's German subsidiaries, Furmanite Technische Dienstleistungen GmbH, concerning the consideration received in a German contract that was part of a series of transactions relating to the sale of one of the Company's domestic subsidiaries. The settlement of this lawsuit was adequately reserved.

     KPP makes quarterly distributions of 100% of its Available Cash (as defined in the Partnership Agreement) to holders of limited partnership units and the general partner. Available Cash consists generally of all the cash receipts of the Partnership less all of its cash disbursements and reserves. KPP believes it will make distributions of Available Cash for each quarter of not less than $.55 per Unit (the "Minimum Quarterly Distribution"), or $2.20 per Unit on an annualized basis for the foreseeable future. The Minimum Quarterly Distribution on the Senior Preference Units is cumulative and preferential to the partnership units held by the Company. The assets of KPP, other than Available Cash, cannot be distributed without a majority vote of the non-affiliated unitholders.

     The operations of KPP are subject to federal, state and local laws and regulations relating to protection of the environment. Although KPP believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve in other liabilities for environmental claims of $4.3 million, including $3.5 million relating to the acquisitions of the West Pipeline and Steuart, as of December 31, 1996.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

10.  BUSINESS SEGMENT DATA

     Selected financial data pertaining to the operations of the Company's business segments is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                        ----------------------------------------
                                            1996          1995          1994
                                        ------------  ------------  ------------
Revenues:
  Industrial field services ........... $103,252,000  $104,500,000  $118,196,000
  Pipeline and terminaling services ...  117,554,000    96,928,000    78,745,000
  Other ...............................    8,055,000    10,634,000    11,781,000
                                        ------------  ------------  ------------
                                        $228,861,000  $212,062,000  $208,722,000
                                        ============  ============  ============

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   YEAR ENDED DECEMBER 31,
                                         ------------------------------------------
                                             1996           1995           1994
                                         ------------   ------------   ------------
Operating income:
  Industrial field services ...........  $  5,073,000   $  3,855,000   $  1,649,000
  Pipeline and terminaling services ...    51,285,000     42,488,000     32,965,000
  General corporate ...................    (4,741,000)    (4,593,000)    (4,118,000)
  Other ...............................     2,198,000      1,715,000      1,468,000
                                         ------------   ------------   ------------
                                         $ 53,815,000   $ 43,465,000   $ 31,964,000
                                         ============   ============   ============
Depreciation and amortization:
  Industrial field services ...........  $  4,227,000   $  4,152,000   $  4,938,000
  Pipeline and terminaling services ...    10,907,000      8,274,000      7,257,000
  General corporate ...................        66,000         65,000         80,000
  Other ...............................       234,000        564,000        532,000
                                         ------------   ------------   ------------
                                         $ 15,434,000   $ 13,055,000   $ 12,807,000
                                         ============   ============   ============
Capital expenditures (including
  capitalized leases and excluding
  acquisitions):
  Industrial field services ...........  $  3,504,000   $  4,323,000   $  2,783,000
  Pipeline and terminaling services ...     7,075,000      8,975,000      7,147,000
  General corporate ...................        23,000         32,000         63,000
  Other ...............................        83,000         98,000        192,000
                                         ------------   ------------   ------------
                                         $ 10,685,000   $ 13,428,000   $ 10,185,000
                                         ============   ============   ============


                                                       DECEMBER 31,
                                         ----------------------------------------
                                             1996          1995          1994
                                         ------------  ------------  ------------
Identifiable assets:
  Industrial field services ...........  $114,354,000  $117,438,000  $117,911,000
  Pipeline and terminaling services ...   273,927,000   264,510,000   157,398,000
  General corporate ...................    12,422,000    23,718,000     3,937,000
  Other ...............................     3,988,000     4,161,000     4,967,000
                                         ------------  ------------  ------------

                                         $404,691,000  $409,827,000  $284,213,000
                                         ============  ============  ============


     Selected financial data pertaining to the operations of the Company in geographical areas is as follows:

                                                 YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                             1996          1995           1994
                                         ------------  ------------   ------------
Revenues:
  United States .......................  $158,274,000  $140,387,000   $124,723,000
  United Kingdom ......................    34,724,000    37,563,000     36,291,000
  Continental Europe ..................    31,224,000    29,822,000     43,245,000
  Other ...............................     4,639,000     4,290,000      4,463,000
                                         ------------  ------------   ------------

                                         $228,861,000  $212,062,000   $208,722,000
                                         ============  ============   ============


Operating income:
  United States .......................  $ 48,884,000  $ 40,649,000   $ 31,856,000
  United Kingdom ......................     2,142,000     3,272,000      2,432,000
  Continental Europe ..................     1,859,000      (873,000)    (3,444,000)
  Other ...............................       930,000       417,000      1,120,000
                                         ------------  ------------   ------------

                                         $ 53,815,000  $ 43,465,000   $ 31,964,000
                                         ============  ============   ============

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     DECEMBER 31,
                                      ------------------------------------------
                                          1996           1995           1994
                                      ------------   ------------   ------------
Identifiable assets:
  United States ...................   $302,424,000   $304,227,000   $178,093,000
  United Kingdom ..................     84,290,000     87,608,000     91,676,000
  Continental Europe ..............     16,039,000     15,951,000     12,457,000
  Other ...........................      1,938,000      2,041,000      1,987,000
                                      ------------   ------------   ------------

                                      $404,691,000   $409,827,000   $284,213,000
                                      ============   ============   ============

11.  DISCONTINUED OPERATIONS

     Since 1981, the Company has discontinued business segments to reduce debt, increase cash and concentrate its activities towards ongoing operations. The former operations of the offshore and onshore drilling, exploration and production, coal, general contracting, underground storage tank testing operations and engineering services segments are classified as discontinued operations in the Company's consolidated financial statements and related footnotes. The remaining net liabilities of the discontinued operations have been reclassified in the balance sheet from their traditional classifications to "Net liabilities of discontinued operations."

12.  ACCRUED EXPENSES

     Accrued expenses is comprised of the following components at December 31, 1996 and 1995:

                                                            DECEMBER 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------   ------------
Accrued distribution payable .....................   $  6,588,000   $  6,037,000
Accrued compensation and benefits ................      2,650,000      2,796,000
Accrued interest .................................      1,058,000      1,772,000
Other accrued expenses ...........................     25,985,000     25,182,000
                                                     ------------   ------------
                                                     $ 36,281,000   $ 35,787,000
                                                     ============   ============

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for 1996 and 1995 are summarized as follows:

                                           QUARTERS ENDED
                       ---------------------------------------------------------
                         MARCH 31,      JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                       ------------   ------------   ------------   ------------
1996:
Revenues ...........   $ 54,839,000   $ 57,215,000   $ 57,010,000   $ 59,797,000
                       ============   ============   ============   ============

Operating income ...   $ 11,683,000   $ 13,469,000   $ 13,984,000   $ 14,679,000
                       ============   ============   ============   ============

Net income .........   $    831,000   $  1,700,000   $  2,313,000   $  2,180,000
                       ============   ============   ============   ============

Earnings per
  common share .....   $        .02   $        .05   $        .06   $        .06
                       ============   ============   ============   ============

1995:
Revenues ...........   $ 46,652,000   $ 53,005,000   $ 56,956,000   $ 55,449,000
                       ============   ============   ============   ============

Operating income ...   $  8,695,000   $ 10,548,000   $ 11,717,000   $ 12,505,000
                       ============   ============   ============   ============

Net income .........   $    623,000   $  1,549,000   $ 55,779,000   $  1,230,000
                       ============   ============   ============   ============

Earnings per
  common share .....   $        .01   $        .03   $       1.66   $        .02
                       ============   ============   ============   ============

                              KANEB SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  SUPPLEMENTAL CASH FLOW INFORMATION

     The Company issued 5,073; 1,113 and 18,398 shares of its common stock upon conversion of 3,000; 658 and 10,880 shares of its Series D Preferred Stock in 1996, 1995 and 1994, respectively. The Company contributed 394,739 and 349,942 shares of its common stock to its 401(k) Savings Plan and 160,000 and 410,000 shares of its common stock to its subsidiary's defined benefit pension plan in 1995 and 1994, respectively, in satisfaction of required pension payments. No contributions of common stock were made by the Company to either plan in 1996. During 1996, $5,099,000 in property and equipment was netted against accumulated depreciation and amortization.

     Supplemental information on cash paid during the period for:

                                          1996           1995           1994
                                      ------------   ------------   ------------
Interest ..........................   $ 14,502,000   $ 15,675,000   $ 13,311,000
                                      ============   ============   ============
Income taxes ......................   $  1,340,000   $  2,293,000   $  2,105,000
                                      ============   ============   ============

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of cash, cash equivalents, short-term investments and accounts receivable approximate their carrying amount due to the relatively short period to maturity of these instruments. The estimated fair value of all long-term debt (excluding capital leases) as of December 31, 1996 was approximately $178 million as compared to the carrying value of $180 million. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

     The Company does not believe that it has a significant concentration of credit risk at December 31, 1996, as approximately 62% of the Company's accounts receivable are generated from its industrial field services customers located throughout the United States, the United Kingdom, Continental Europe and the Pacific Rim.

                                                                     SCHEDULE I


                     KANEB SERVICES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------
                                                 1996           1995           1994
                                             ------------   ------------   ------------
General and administrative expenses .......  $ (4,677,000)  $ (4,528,000)  $ (4,038,000)
Depreciation and amortization .............       (64,000)       (65,000)       (80,000)
Interest expense ..........................    (2,377,000)    (4,343,000)    (4,402,000)
Intercompany fees and expenses ............     3,997,000      1,104,000        (13,000)
Interest income ...........................       247,000        261,000         42,000
Other income (expense) ....................      (332,000)      (307,000)        55,000
Equity in income of subsidiaries
  and pipeline partnership ................    10,230,000     67,059,000     10,471,000
                                             ------------   ------------   ------------

Net income ................................     7,024,000     59,181,000      2,035,000
Dividends applicable to preferred stock ...       502,000      1,527,000      1,489,000
                                             ------------   ------------   ------------


Net income applicable to common  stock ....  $  6,522,000   $ 57,654,000   $    546,000
                                             ============   ============   ============

Earnings per common share .................  $        .19   $       1.72   $        .02
                                             ============   ============   ============


              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                     SCHEDULE I
                                                                     (CONTINUED)


                     KANEB SERVICES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS


                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1996            1995
                                                                  ------------    ------------
                                    ASSETS
Current assets:
   Cash and cash equivalents ..................................   $  8,931,000    $ 18,606,000
   Accounts receivable ........................................        102,000         201,000
   Prepaid expenses and other current assets ..................        818,000       1,797,000
                                                                  ------------    ------------

Total current assets ..........................................      9,851,000      20,604,000

Property and equipment ........................................      3,819,000       3,794,000
Less accumulated depreciation .................................      3,559,000       3,507,000
                                                                  ------------    ------------

     Net property and equipment ...............................        260,000         287,000
                                                                  ------------    ------------

Investments in, advances to and notes receivable
  from subsidiaries and pipeline partnership ..................    104,035,000      94,263,000
                                                                  ------------    ------------

Other assets ..................................................      2,311,000       2,561,000
                                                                  ------------    ------------

                                                                  $116,457,000    $117,715,000
                                                                  ============    ============

                            LIABILITIES AND EQUITY

Current liabilities - accounts payable and accrued expenses ...   $  8,426,000    $ 14,973,000
                                                                  ------------    ------------

Long-term debt ................................................     23,666,000      29,666,000
                                                                  ------------    ------------

Deferred credits and other liabilities ........................      6,240,000         734,000
                                                                  ------------    ------------

Net liabilities of discontinued operations ....................      2,759,000       3,320,000
                                                                  ------------    ------------

Stockholders' equity:
   Preferred stock, without par value .........................      5,792,000       5,814,000
   Common stock, without par value ............................      4,230,000       4,230,000
   Additional paid-in capital .................................    197,213,000     197,151,000
   Accumulated deficit ........................................   (111,596,000)   (118,118,000)
   Treasury stock, at cost ....................................    (20,631,000)    (19,552,000)
   Cumulative foreign currency translation adjustment .........        358,000        (503,000)
                                                                  ------------    ------------

     Total stockholders' equity ...............................     75,366,000      69,022,000
                                                                  ------------    ------------

                                                                  $116,457,000    $117,715,000
                                                                  ============    ============


              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                    SCHEDULE I
                                                                    (CONTINUED)



                     KANEB SERVICES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------
                                                           1996            1995            1994
                                                       ------------    ------------    ------------
Operating Activities:
   Net income ......................................   $  7,024,000    $ 59,181,000    $  2,035,000
   Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization .................         64,000          65,000          80,000
     Equity in net income of subsidiaries
       and pipeline partnership ....................     (8,203,000)    (67,059,000)    (10,471,000)
     Changes in current assets and liabilities:
       Short-term investments ......................           --         1,020,000      (1,020,000)
       Accounts receivable .........................         99,000        (107,000)         (2,000)
       Prepaid expenses ............................        979,000      (1,797,000)           --
       Accrued expenses ............................     (1,245,000)      2,401,000        (808,000)
                                                       ------------    ------------    ------------

       Net cash used in operating activities .......     (1,282,000)     (6,296,000)    (10,186,000)
                                                       ------------    ------------    ------------

Investing Activities:
   Capital expenditures ............................        (25,000)        (32,000)        (63,000)
   Decrease in other assets, net ...................        432,000         540,000       7,729,000
                                                       ------------    ------------    ------------

       Net cash provided by investing activities ...        407,000         508,000       7,666,000
                                                       ------------    ------------    ------------

Financing Activities:
   Dividends received from subsidiaries ............      9,114,000      88,070,000      11,548,000
   Payments on long-term debt ......................     (6,000,000)    (15,011,000)       (381,000)
   Payment of subsidiary note ......................           --       (50,000,000)           --
   Preferred stock dividends paid ..................       (502,000)     (1,328,000)     (1,402,000)
   Decrease (increase) in investments in,
     advances to and notes receivable
     from subsidiaries and pipeline partnership ....    (10,333,000)      2,033,000      (9,897,000)
   Purchase of treasury stock ......................     (1,079,000)           --              --
                                                       ------------    ------------    ------------

       Net cash provided by financing activities ...     (8,800,000)     23,764,000        (132,000)
                                                       ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ...     (9,675,000)     17,976,000      (2,652,000)
Cash and cash equivalents at beginning of year .....     18,606,000         630,000       3,282,000
                                                       ------------    ------------    ------------

Cash and cash equivalents at end of year ...........   $  8,931,000    $ 18,606,000    $    630,000
                                                       ============    ============    ============


              See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                    SCHEDULE II



                              KANEB SERVICES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                 ADDITIONS
                                                         ---------------------------
                                           BALANCE AT     CHARGED TO     CHARGED TO                            BALANCE AT
                                          BEGINNING OF     COSTS AND       OTHER                                 END OF
           DESCRIPTIONS                      PERIOD        EXPENSES       ACCOUNTS          DEDUCTIONS           PERIOD
--------------------------------------    ------------   ------------   ------------       ------------       ------------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year ended December 31, 1996:
   For doubtful receivables
     classified as current assets .....   $      1,133   $        333   $        (23)(a)   $       (777)(b)   $        666
                                          ============   ============   ============       ============       ============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets ................   $     84,284   $       --     $      6,598       $     (4,184)      $     86,698
                                          ============   ============   ============       ============       ============

Year ended December 31, 1995:
   For doubtful receivables
     classified as current assets .....   $        854   $        598   $         41(a)    $       (360)(b)   $      1,133
                                          ============   ============   ============       ============       ============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets ................   $    108,441   $       --     $       --         $    (24,157)      $     84,284
                                          ============   ============   ============       ============       ============

Year ended December 31, 1994:
   For doubtful receivables
     classified as current assets .....   $        769   $        249   $         60(a)    $       (224)(b)   $        854
                                          ============   ============   ============       ============       ============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets ................   $    113,261   $       --     $       --         $     (4,820)      $    108,441
                                          ============   ============   ============       ============       ============


---------------------
Notes:
  (a) Currency translation adjustments.
  (b) Receivable write-offs and reclassifications, net of recoveries.


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


                                        KANEB SERVICES, INC.

                                        By:         JOHN R. BARNES
                                           ------------------------------------
                                           President and Chief Executive Officer
                                        March 24, 1997

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services, Inc. and in the capacities and on the date indicated.

        SIGNATURE                           TITLE                    DATE
        ---------                           -----                    ----
Principal Executive Officer

      JOHN R. BARNES              President, Chief Executive     March 24, 1997
-----------------------------     Officer and Director

Principal Accounting Officer

      TONY M. REGAN               Controller                     March 24, 1997
-----------------------------

Directors

      SANGWOO AHN                 Director                       March 24, 1997
-----------------------------


      JOHN R. BARNES              Director                       March 24, 1997
-----------------------------


    FRANK M. BURKE, JR.           Director                       March 24, 1997
-----------------------------


      CHARLES R. COX              Director                       March 24, 1997
-----------------------------


      RALPH A. REHM               Director                       March 24, 1997
-----------------------------


      JAMES R. WHATLEY            Director                       March 24, 1997
-----------------------------

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
-------      ------------------------------------------------------------------
   3.1       Restated Certificate of Incorporation of the Registrant, dated
             September 26, 1979, filed as Exhibit 3.1 of the exhibits to the
             Registrant's Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

   3.2       Certificate of Amendment to the Restated Certificate of
             Incorporation of the Registrant, dated April 30, 1981, filed as
             Exhibit 3.2 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

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

   4.5       Indenture between Moran Energy Inc. ("Moran") and First City
             National Bank of Houston ("First City"), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated
             Debentures due 2008, filed as Exhibit 4.1 to Moran's Registration
             Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

                                 EXHIBIT INDEX
                                   Continued

EXHIBIT
NUMBER                                 DESCRIPTION
-------      ------------------------------------------------------------------
   4.6       First Supplemental Indenture between the Registrant and First
             City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.5 above, filed as Exhibit 4.7 of the Registrant's Annual Report on
             Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

  10.1       Kaneb Services, Inc. Savings Investment Plan, as amended, filed as
             Exhibit 4.10 of the exhibits to the Registrant's Registration
             Statement on Form S-8 ("Form S-8") (S.E.C. File No. 33-41295) and as Exhibit 4.1 to the exhibits of Registrant's Form S-8 (S.E.C.
             File No. 333-14067), which exhibits are hereby incorporated by reference.

  10.2       Kaneb Services, Inc. 1984 Nonqualified Stock Option Plan, filed as
             Exhibit 10.26 of the exhibits to the Annual Report on Form 10-K for the year ended December 31, 1984, which exhibit is hereby incorporated by reference.

  10.3       Kaneb Services, Inc. 1994 Stock Incentive Plan, filed as Exhibit
             4.12 to the exhibits of the Registrant's Form S-8 (S.E.C. File No.
             33-54027), which exhibit is hereby incorporated by reference.

  10.4       Kaneb Services, Inc. Deferred Stock Unit Plan, filed as Exhibit
             4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No.
             333-08725), which exhibit is hereby incorporated by reference.

  10.5 Kaneb Services, Inc. 1996 Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8
             (S.E.C. File No. 333-08727), which exhibit is hereby incorporated by reference.

  10.6       Kaneb Services, Inc. $1.63 Director Stock Options, filed as
             Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C.
             File No. 33-58981), which exhibit is hereby incorporated by reference.

  10.7       Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit
             4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No.
             333-14069), which exhibit is hereby incorporated by reference.

  10.8 Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant's
             Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of Registrant's Form S-8 (S.E.C. File No. 333-22109), which exhibits are hereby incorporated by reference.

  10.9       Kaneb Services, Inc. Non-Employee Directors Deferred Stock Unit
             Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's
             Form S-8 (S.E.C. File No. 333-08723), which exhibit is hereby incorporated by reference.

  10.10      Form of Termination Agreement, filed herewith.

  10.11      Amended and Restated Loan Agreement between Furmanite PLC, Bank of
             Scotland and certain other Lenders, dated May 1, 1991 (the
             "Furmanite Loan Agreement"), filed as Exhibit 10.8 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended
             December 31, 1994 ("1994 Form 10-K"), which exhibit is hereby incorporated by reference.

  10.12      Amendments to the Furmanite Loan Agreement, filed herewith.

                                 EXHIBIT INDEX
                                   Continued

EXHIBIT
NUMBER                                 DESCRIPTION
-------      ------------------------------------------------------------------
  10.13      Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed as Exhibit 10.10 of the exhibits to the Registrant's Annual Report on Form 10-K for the
             year ended December 31, 1995 (the "1995 Form 10-K"), which exhibit is hereby incorporated by reference.

  21         List of subsidiaries of the Registrant, filed herewith.

  23 Consent of independent accountants: Price Waterhouse LLP, filed herewith.

  27         Financial Data Schedule, filed herewith.
