Form 10-Q
period 1997-03-31
KANEB SERVICES INC
filed 1997-05-08
CIK 54441

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ____to ____

For the Quarterly Period                                   Commission File
Ended March 31, 1997                                       Number 1-5083


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

         YES X                   NO
            ---                    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                                        Outstanding at
---------------------                                         April 30, 1997
   no par value                                             ------------------
                                                            32,637,651 shares

===============================================================================

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 1997
--------------------------------------------------------------------------------
                                                                        Page No.
                Part I. Financial Information                           --------

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income
            - Three Months Ended March 31, 1997 and 1996                  1

          Condensed Consolidated Balance Sheets
            - March 31, 1997 and December 31, 1996                        2

          Condensed Consolidated Statements of Cash Flows
            - Three Months Ended March 31, 1997 and 1996                  3

          Notes to Consolidated Financial Statements                      4

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 5

                Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                7

Signature                                                                 8

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                             -------------------
                                                               1997       1996
                                                             --------    -------
Revenues                                                     $ 53,154    $ 54,839
                                                             --------    --------

Costs and expenses:
  Operating costs                                              35,459      38,297
  Depreciation and amortization                                 4,213       3,874
  General and administrative                                    1,038         985
                                                             --------    --------

      Total costs and expenses                                 40,710      43,156
                                                             --------    --------

Operating income                                               12,444      11,683
Interest and other income (expense)                               (20)        (33)
Interest expense                                               (3,862)     (3,868)
Amortization of excess of cost over fair value
  of net assets of acquired business                             (461)       (462)
                                                             --------    --------

Income from continuing operations
  before interest of outside non-controlling partners in
  pipeline partnership's net income and income tax expense      8,101       7,320
Interest of outside non-controlling partners in pipeline
  partnership's net income                                     (6,020)     (5,860)
Income tax expense                                               (552)       (629)
                                                             --------    --------

Net income                                                      1,529         831

Dividends applicable to preferred stock                           123         114
                                                             --------    --------

Net income applicable to common stock                        $  1,406    $    717
                                                             ========    ========

Earnings per common share - primary and fully diluted        $    .04    $    .02
                                                             ========    ========

Weighted average number of common and
  common equivalent shares                                     33,430      33,652
                                                             ========    ========


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        March 31,   December 31,
                                                          1997         1996
                                                        ---------   -----------
                   ASSETS
Current assets:
  Cash and cash equivalents                             $  24,592    $  23,693
  Accounts receivable, trade                               30,382       33,157
  Inventories                                               6,786        6,706
  Prepaid expenses and other current assets                 5,798        6,367
                                                        ---------    ---------
     Total current assets                                  67,558       69,923
                                                        ---------    ---------

Property and equipment                                    373,355      373,087
Less accumulated depreciation and amortization            109,178      106,449
                                                        ---------    ---------
     Net property and equipment                           264,177      266,638
                                                        ---------    ---------

Excess of cost over fair value of net assets
 of acquired business                                      62,692       63,183
                                                        ---------    ---------

Other assets                                                4,926        4,947
                                                        ---------    ---------
                                                        $ 399,353    $ 404,691
                                                        =========    =========

     LIABILITIES AND EQUITY

Current liabilities:
  Current portion of long-term debt                     $   4,625    $   4,594
  Accounts payable                                          7,260        9,015
  Accrued expenses                                         29,228       29,693
  Accrued distribution payable                              6,588        6,588
                                                        ---------    ---------
      Total current liabilities                            47,701       49,890
                                                        ---------    ---------

Long-term debt, less current portion:
  Industrial field services                                22,496       23,425
  Pipeline and terminaling services                       138,899      139,453
  Parent company                                           23,666       23,666
                                                        ---------    ---------
      Total long-term debt, less current portion          185,061      186,544
                                                        ---------    ---------

Net liabilities of discontinued operations                  2,720        2,759
                                                        ---------    ---------

Deferred income taxes and other liabilities                14,509       14,147
                                                        ---------    ---------

Interest of outside non-controlling partners in
  pipeline partnership                                     75,425       75,985
                                                        ---------    ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, without par value                       5,792        5,792
   Common stock, without par value                          4,230        4,230
   Additional paid-in-capital                             197,211      197,213
   Accumulated deficit                                   (110,188)    (111,596)
   Treasury stock, at cost                                (22,111)     (20,631)
   Cumulative foreign currency translation adjustment        (997)         358
                                                        ---------    ---------
       Total shareholders' equity                          73,937       75,366
                                                        ---------    ---------
                                                        $ 399,353    $ 404,691
                                                        =========    =========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                 Three Months Ended
                                                                      March 31,
                                                               --------------------
                                                                 1997        1996
                                                               --------    --------
Operating activities:
   Net income                                                  $  1,529    $    831
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                4,213       3,874
     Interest of outside non-controlling partners in
       pipeline partnership                                       6,020       5,860
     Amortization of excess of cost over fair
       value of net assets acquired                                 461         462
     Deferred income taxes                                          273         293
     Changes in working capital components                        1,044      (1,428)
                                                               --------    --------
         Net cash provided by operating activities               13,540       9,892
                                                               --------    --------

Investing activities:
   Capital expenditures                                          (2,621)     (2,720)
   Other                                                           (524)        354
                                                               --------    --------
         Net cash used in investing activities                   (3,145)     (2,366)
                                                               --------    --------

Financing activities:
   Issuance of long-term debt                                       101          77
   Payments on long-term debt                                      (893)     (7,134)
   Payments of long-term debt by pipeline partnership              (483)       (421)
   Preferred stock dividends paid                                  (123)       (114)
   Distributions to outside non-controlling partners in
     pipeline partnership                                        (6,579)     (6,030)
   Purchase of treasury stock                                    (1,480)         --
   Redemption of preferred stock                                     --      (8,025)
                                                               --------    --------
         Net cash used in financing activities                   (9,457)    (21,647)
                                                               --------    --------

Cash used in discontinued operations                                (39)        (22)
                                                               --------    --------

Increase in cash and cash equivalents                               899     (14,143)
Cash and cash equivalents at beginning of period                 23,693      30,389
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 24,592    $ 16,246
                                                               ========    ========

Supplemental information on cash paid during the period for:
   Interest                                                    $  3,060    $  3,770
                                                               ========    ========
   Income taxes                                                $    412    $    450
                                                               ========    ========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the consolidated financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 1997 and December 31, 1996 and the consolidated results of their operations and their cash flows for the periods ended March 31, 1997 and 1996. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


2    NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 for the year ending December 31, 1997, and based on earnings per share calculations using the new standards for the first quarter 1997, no changes to earnings per share data resulted when compared to current standards, and none are anticipated in the current year.

KANEB SERVICES, INC AND SUBSIDIARIES




     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

     OPERATING RESULTS:

     INDUSTRIAL FIELD SERVICES
                                Three Months Ended,
                                     March 31,
                                -------------------
                                  1997      1996
                                 ------    ------
                                  (In millions)
     Revenues:
        United States            $ 7.7    $ 8.2
        United Kingdom             8.9      8.1
        Germany                    2.6      3.8
        Rest of World              3.4      4.9
                                 -----    -----

        Total revenues           $22.6    $25.0
                                 =====    =====

     Operating income:
        United States            $  .3    $  .4
        United Kingdom              .7       .1
        Germany                     .1       .1
        Rest of World              (.1)      .3
        Headquarters               (.1)     (.2)
                                 -----    -----

        Total operating income   $  .9    $  .7
                                 =====    =====

        Capital expenditures     $  .7    $  .6
                                 =====    =====

     This business segment provides specialized industrial field services, including under-pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections, to the process and power industry worldwide. The decrease in revenues in the three months ended March 31, 1997 for the United States and Rest of World is primarily due to lower amounts of under-pressure leak sealing resulting from weather conditions where cold winter temperatures did not widely fluctuate. The decrease in revenues for Germany is additionally due to decreases in revenue from valve and heat exchanger repairs also as a result of weather conditions. These decreases were partially offset by an increase in the United Kingdom revenues primarily from third party product sales and manufacturing and turnaround services. The increase in operating income is primarily due to increased levels of business in the United Kingdom and a greater amount of higher-margin work.

KANEB SERVICES, INC AND SUBSIDIARIES


     PIPELINE AND TERMINALING SERVICES

                                           Three Months Ended,
                                                March 31,
                                           -------------------
                                            1997        1996
                                            ----        ----
                                             (In millions)
     Revenues                              $28.6        $27.8
                                           =====        =====

     Operating income                      $11.9        $11.6
                                           =====        =====

     Capital expenditures                  $ 1.9        $ 2.1
                                           =====        =====

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP") which provides transportation services of refined petroleum products through a pipeline system that extends through the Midwest and Eastern Rocky Mountain areas. Additionally, KPP provides terminaling and storage services for petroleum products and specialty liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership.

     The increase in revenues and operating income for the first quarter of 1997 primarily relates to the two liquids terminaling facilities acquired in the fourth quarter of 1996 in addition to an increase in the profitability of terminals acquired in December 1995.

     Capital expenditures of $1.9 million for the first quarter of 1997 relates to the maintenance of existing operations.

     OTHER OPERATIONS

     The Company recorded operating income of $.7 million and $.4 million in the first three months of 1997 and 1996, respectively, related to subsidiaries that provide information services to financial and retail customers.

     FINANCIAL CONDITION

     Cash and cash equivalents were $24.6 million at March 31, 1997, an increase of $.9 million from $23.7 million at December 31, 1996. Net cash provided by operations of $13.5 million was partially offset by $2.6 million of capital expenditures, $1.4 million of long term debt payments, distributions to outside non-controlling partners of KPP of $6.6 million and $1.5 million used to purchase treasury stock.

KANEB SERVICES, INC AND SUBSIDIARIES








                          PART II - OTHER INFORMATION

     Item 6.      Exhibits and reports on Form 8-K

         (a)      Exhibits.
                         27.   Financial Data Schedule

         (b)      Reports on Form 8-K - none

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                 KANEB SERVICES, INC.
                                                 (Registrant)


Date:  May 7, 1997                               /s/  Tony M. Regan
                                                 -----------------------
                                                 Tony M. Regan
                                                 Controller

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                DESCRIPTION
    -------               -----------

      27               Financial Data Schedule