Form 10-Q
period 1997-06-30
KANEB SERVICES INC
filed 1997-08-14
CIK 54441

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ________ to ________

For the Quarterly Period                                        Commission File
Ended June 30, 1997                                               Number 1-5083

                              KANEB SERVICES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                    75-1191271
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                         2435 NORTH CENTRAL EXPRESSWAY
                            RICHARDSON, TEXAS 75080
          (Address of principal executive offices, including zip code)

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

         YES   X       NO
             -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding at
        Class of Common Stock                         August 8, 1997
        ---------------------                       ------------------
             no par value                           32,426,151 shares

===============================================================================

KANEB SERVICES, INC.

FORM 10-Q
QUARTER ENDED JUNE 30, 1997
-------------------------------------------------------------------------------




                                                                          Page No.
                                                                          --------
                         Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income
              - Three and Six Months Ended June 30, 1997 and 1996            1

         Condensed Consolidated Balance Sheets
              - June 30, 1997 and December 31, 1996                          2

         Condensed Consolidated Statements of Cash Flows
              - Six Months Ended June 30, 1997 and 1996                      3

         Notes to Consolidated Financial Statements                          4

Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  5

                          Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    7

Signature                                                                    7

KANEB SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------





                                                 Three Months Ended              Six Months Ended
                                                       June 30,                      June 30,
                                               ------------------------      ------------------------
                                                 1997            1996          1997            1996
                                               ---------      ---------      ---------      ---------
Revenues                                       $  58,388      $  57,215      $ 111,542      $ 112,054
                                               ---------      ---------      ---------      ---------


Costs and expenses:
     Operating costs                              38,598         38,802         74,057         77,099
     Depreciation and amortization                 4,176          3,678          8,389          7,552
     General and administrative                    1,369          1,266          2,407          2,251
                                               ---------      ---------      ---------      ---------

         Total costs and expenses                 44,143         43,746         84,853         86,902
                                               ---------      ---------      ---------      ---------

Operating income                                  14,245         13,469         26,689         25,152

Interest and other income (expense)                  (75)           (99)           (95)          (132)
Interest expense                                  (3,828)        (3,752)        (7,690)        (7,620)
Amortization of excess of cost over fair
  value of net assets of acquired business          (462)          (462)          (923)          (924)
                                               ---------      ---------      ---------      ---------

Income from continuing operations
  before interest of outside non-
  controlling partners in pipeline
  partnership's net income and
  income tax expense                               9,880          9,156         17,981         16,476
Interest of outside non-controlling
  partners in pipeline partnership's
  net income                                      (6,724)        (6,764)       (12,744)       (12,624)
Income tax expense                                  (449)          (692)        (1,001)        (1,321)
                                               ---------      ---------      ---------      ---------
Net income                                         2,707          1,700          4,236          2,531

Dividends applicable to preferred stock              129            124            252            238
                                               ---------      ---------      ---------      ---------

Net income applicable to common stock          $   2,578      $   1,576      $   3,984      $   2,293
                                               =========      =========      =========      =========

Net income per common share-primary
  and fully diluted                            $     .08      $     .05      $     .12      $     .07
                                               =========      =========      =========      =========

Weighted average number of common
   and common equivalent shares                   33,099         33,652         33,347         33,652
                                               =========      =========      =========      =========


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                           June 30,     December 31,
                                                            1997           1996
                                                          ---------     -----------
         ASSETS

Current assets:
  Cash and cash equivalents                               $  23,367      $  23,693
  Accounts receivable, trade                                 35,581         33,157
  Inventories                                                 7,476          6,706
  Prepaid expenses and other current assets                   4,867          6,367
                                                          ---------      ---------
     Total current assets                                    71,291         69,923
                                                          ---------      ---------

Property and equipment                                      374,590        373,087
Less accumulated depreciation and amortization              112,468        106,449
                                                          ---------      ---------
     Net property and equipment                             262,122        266,638
                                                          ---------      ---------

Excess of cost over fair value of net assets
 of acquired business                                        62,260         63,183
                                                          ---------      ---------

Other assets                                                  4,923          4,947
                                                          ---------      ---------
                                                          $ 400,596      $ 404,691
                                                          =========      =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                       $   5,306      $   4,594
  Accounts payable                                            9,236          9,015
  Accrued expenses                                           28,880         29,693
  Accrued distribution payable                                6,588          6,588
                                                          ---------      ---------
        Total current liabilities                            50,010         49,890
                                                          ---------      ---------

Long-term debt, less current portion:
  Industrial field services                                  22,079         23,425
  Pipeline and terminaling services                         138,326        139,453
  Parent company                                             23,666         23,666
                                                          ---------      ---------
      Total long-term debt, less current portion            184,071        186,544
                                                          ---------      ---------

Net liabilities of discontinued operations                    2,684          2,759
                                                          ---------      ---------

Deferred income taxes and other liabilities                  14,450         14,147
                                                          ---------      ---------

Interest of outside non-controlling partners in
  pipeline partnership                                       75,570         75,985
                                                          ---------      ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, without par value                         5,792          5,792
   Common stock, without par value                            4,230          4,230
   Additional paid-in-capital                               197,211        197,213
   Accumulated deficit                                     (107,610)      (111,596)
   Treasury stock, at cost                                  (24,102)       (20,631)
   Cumulative foreign currency translation adjustment        (1,710)           358
                                                          ---------      ---------
       Total shareholders' equity                            73,811         75,366
                                                          ---------      ---------
                                                          $ 400,596      $ 404,691
                                                          =========      =========


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   1997          1996
                                                                 --------      --------
Operating activities:
   Net income                                                    $  4,236      $  2,531
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                               8,389         7,552
        Interest of outside non-controlling partners in
          pipeline partnership                                     12,744        12,624
        Amortization of excess of cost over fair
          value of net assets acquired                                923           924
        Deferred income taxes                                         435           560
        Changes in current assets and liabilities                  (2,284)       (1,432)
                                                                 --------      --------
         Net cash provided by operating activities                 24,443        22,759
                                                                 --------      --------

Investing activities:
   Capital expenditures                                            (6,774)       (5,083)
   Other                                                              635           222
                                                                 --------      --------
         Net cash used in investing activities                     (6,139)       (4,861)
                                                                 --------      --------

Financing activities:
   Issuance of long-term debt                                       4,939           375
   Issuance of long-term debt by pipeline partnership                   -        68,000
   Payments on long-term debt                                      (5,631)       (7,240)
   Payments of long-term debt by pipeline partnership                (982)      (68,857)
   Preferred stock dividends paid                                    (252)         (238)
   Distributions to outside non-controlling partners in
     pipeline partnership                                         (13,157)      (12,061)
   Purchase of treasury stock                                      (3,471)            -
   Redemption of preferred stock                                        -        (8,025)
                                                                 --------      --------
         Net cash used in financing activities                    (18,554)      (28,046)
                                                                 --------      --------

Cash used in discontinued operations                                  (76)         (151)
                                                                 --------      --------

Decrease in cash and cash equivalents                                (326)      (10,299)
Cash and cash equivalents at beginning of period                   23,693        30,389
                                                                 --------      --------
Cash and cash equivalents at end of period                       $ 23,367      $ 20,090
                                                                 ========      ========

Supplemental information on cash paid during the period for:
   Interest                                                      $  7,734      $  7,544
                                                                 ========      ========
   Income taxes                                                  $    932      $    585
                                                                 ========      ========

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 1997 and the consolidated results of their operations and their cash flows for the periods ended June 30, 1997 and 1996. Operating results for the six-months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128, "Earnings per share" (SFAS No. 128). This Statement establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 for the year ending December 31, 1997, and, based on earnings per share calculations using the new standards for the first and second quarter 1997, no changes to earnings per share data resulted when compared to current standards, and none are anticipated in the current year.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

OPERATING RESULTS

INDUSTRIAL FIELD SERVICES (IN MILLIONS)


                         Three Months Ended    Six Months Ended
                              June 30,             June 30,
                         ------------------    ------------------
                          1997       1996       1997       1996
                         -------    -------    -------    -------
Revenues:
    United States        $   8.9    $   8.8    $  16.6    $  17.0
    United Kingdom          10.6        8.7       19.5       16.8
    Germany                  3.5        3.8        6.1        7.6
    Rest of World            3.8        5.2        7.2       10.1
                         -------    -------    -------    -------
                         $  26.8    $  26.5    $  49.4    $  51.5
                         =======    =======    =======    =======

Operating income:
    United States        $    .6    $    .6    $    .9    $   1.0
    United Kingdom           1.5         .3        2.2         .4
    Germany                   .1         .1         .2         .2
    Rest of World             .1         .5          -         .9
    Headquarters             (.3)       (.2)       (.4)       (.4)
                         -------    -------    -------    -------
                         $   2.0    $   1.3    $   2.9    $   2.1
                         =======    =======    =======    =======

Capital expenditures     $    .5    $    .5    $   1.2    $   1.1
                         =======    =======    =======    =======


This business segment provides specialized industrial field services, including under-pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections, to the process and power industry worldwide.

The increases in revenues and operating income for the three months ended June 30, 1997 is primarily due to increased levels of business in the United Kingdom from turnaround services, partially offset by lower levels of business from other services in the Rest of World countries.

For the six months ended June 30, 1997, increases in core operations in the United Kingdom were partially offset by decreases in the Rest of World operations. The increase in revenues and operating income for the United Kingdom is primarily attributable to increased third party product and machine sales and turnaround services which resulted in a greater amount of higher-margin work. While Germany revenues declined, changes in mix to higher margin services resulted in about the same total operating income. The Rest of World decreases in revenues and operating income is primarily attributable to lower levels of business, including expected declines in Hong Kong which reverted to Chinese rule at the end of the current quarter.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------


PIPELINE AND TERMINALING SERVICES (IN MILLIONS)

                        Three Months Ended   Six Months Ended
                              June 30,            June 30,
                        ------------------   -----------------
                          1997      1996      1997      1996
                         -------   -------   -------   -------
Revenues                 $  29.8   $  28.8   $  58.4   $  56.6
                         =======   =======   =======   =======

Operating income         $  12.9   $  12.8   $  24.8   $  24.4
                         =======   =======   =======   =======

Capital expenditures     $   1.1   $   1.9   $   5.2   $   4.0
                         =======   =======   =======   =======

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

The increase in revenues and operating income for the three and six months ended June 30, 1997 primarily relates to two liquids terminaling facilities which were acquired by KPP in the fourth quarter of 1996 in addition to continued improvements in the profitability of a group of terminals which were acquired by KPP in December 1995.

Other Operations

The Company's operating income increased $.1 million and $.5 million for the three and six months ended June 30, 1997 over the comparable 1996 periods related to subsidiaries that provide information services to financial and retail customers.

Financial Condition

Cash and cash equivalents were $23.4 million at June 30, 1997, compared to $23.7 million at December 31, 1996. For the six months ended June 30, 1997, net cash provided by operations of $24.4 million and $4.9 million of loan proceeds by the industrial field services unit in connection with assets and businesses acquired effective July 1, 1997 were offset by $6.8 million of capital expenditures, $6.6 million of long term debt payments, distributions to outside non-controlling partners of KPP of $13.2 million and $3.5 million used to purchase treasury stock.

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



                                               KANEB SERVICES, INC.
                                               (Registrant)


Date:  August 12, 1997                         /s/  Howard C. Wadsworth
                                               --------------------------------
                                               Howard C. Wadsworth
                                               Vice-President, Treasurer and
                                               Controller

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
  27                                Financial Data Schedule