Form 10-Q
period 1997-09-11
KANEB SERVICES INC
filed 1997-11-14
CIK 54441

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

For the Quarterly Period                                         Commission File
Ended September 30, 1997                                          Number 1-5083

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

         YES    X                                             NO
              -----                                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
      Class of Common Stock                          November 12, 1997
      ---------------------                          -----------------
          No par value                               32,174,051 shares

================================================================================

KANEB SERVICES, INC.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1997
--------------------------------------------------------------------------------



                                                                                              Page No.
                           Part I. Financial Information
Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income
                      -    Three and Nine Months Ended September 30, 1997
                            and 1996
                                                                                                    1

                  Condensed Consolidated Balance Sheets
                      -    September 30, 1997 and December 31, 1996                                 2

                  Condensed Consolidated Statements of Cash Flows
                      -    Nine Months Ended September 30, 1997
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

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS - EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------




                                                      Three Months Ended                   Nine Months Ended
                                                         September 30,                      September 30,
                                                 ----------------------------       --------------------------
                                                     1997               1996            1997              1996
                                                 -----------      -----------       -----------      -----------
Revenues                                         $    62,074      $    57,010       $   173,616       $  169,064
                                                 -----------      -----------       -----------      -----------

Costs and expenses:
     Operating costs                                  41,054           37,795           115,111          114,894
     Depreciation and amortization                     4,041            3,966            12,430           11,518
     General and administrative                        1,284            1,265             3,691            3,516
                                                 -----------      -----------       -----------      -----------

         Total costs and expenses                     46,379            43,026          131,232          129,928
                                                 -----------       -----------       -----------      -----------

Operating income                                      15,695           13,984            42,384           39,136

Interest and other income (expense)                       79              (17)              (16)            (149)
Interest expense                                      (3,967)          (3,943)          (11,657)         (11,563)
Amortization of excess of cost over fair
  value of net assets of acquired business              (482)            (462)           (1,405)          (1,386)
                                                 -----------      -----------        ----------      -----------

Income from continuing operations
  before interest of outside non-
  controlling partners in pipeline
   partnership's net income and
  income tax expense                                  11,325            9,562            29,306           26,038
Interest of outside non-controlling
  partners in pipeline partnership's
  net income                                          (7,370)          (6,675)          (20,114)         (19,299)
Income tax expense                                      (679)            (574)           (1,680)          (1,895)
                                                 -----------      -----------       -----------      -----------
Net income                                             3,276            2,313             7,512            4,844

Dividends applicable to preferred stock                  126              132               378              370
                                                 -----------      -----------       -----------      -----------

Net income applicable to common stock            $     3,150      $     2,181       $     7,134      $     4,474
                                                 ===========      ===========       ===========      ===========

Net income per common share-primary
  and fully diluted                              $       .09      $       .06       $       .21      $       .13
                                                 ===========      ===========       ===========      ===========

Weighted average number of common
   and common equivalent shares                       32,831           33,652            33,201           33,652
                                                 ===========      ===========       ===========      ===========



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                         September 30,    December 31,
                                                             1997             1996
                                                           ---------       ---------
         ASSETS
Current assets:
  Cash and cash equivalents                                $  27,483       $  23,693
  Accounts receivable, trade                                  34,089          33,157
  Inventories                                                  7,433           6,706
  Prepaid expenses and other current assets                    5,439           6,367
                                                           ---------       ---------
     Total current assets                                     74,444          69,923
                                                           ---------       ---------

Property and equipment                                       379,263         373,087
Less accumulated depreciation and amortization               116,983         106,449
                                                           ---------       ---------
     Net property and equipment                              262,280         266,638
                                                           ---------       ---------

Excess of cost over fair value of net assets
 of acquired business                                         63,289          63,183
                                                           ---------       ---------

Other assets                                                   6,655           4,947
                                                           ---------       ---------
                                                           $ 406,668       $ 404,691
                                                           =========       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                        $   5,534       $   4,594
  Accounts payable                                             8,629           9,015
  Accrued expenses                                            30,482          29,693
  Accrued distribution payable                                 7,212           6,588
                                                           ---------       ---------
        Total current liabilities                             51,857          49,890
                                                           ---------       ---------

Long-term debt, less current portion:
  Industrial field services                                   25,932          23,425
  Pipeline and terminaling services                          137,732         139,453
  Parent company                                              23,666          23,666
                                                           ---------       ---------
      Total long-term debt, less current portion             187,330         186,544
                                                           ---------       ---------

Net liabilities of discontinued operations                     2,309           2,759
                                                           ---------       ---------

Deferred income taxes and other liabilities                   14,344          14,147
                                                           ---------       ---------

Interest of outside non-controlling partners in
  pipeline partnership                                        75,742          75,985
                                                           ---------       ---------

Commitments and contingencies

Shareholders' equity:
   Preferred stock, without par value                          5,792           5,792
   Common stock, without par value                             4,234           4,230
   Additional paid-in-capital                                197,264         197,213
   Accumulated deficit                                      (104,462)       (111,596)
   Treasury stock, at cost                                   (25,243)        (20,631)
   Cumulative foreign currency translation adjustment         (2,499)            358
                                                           ---------       ---------
       Total shareholders' equity                             75,086          75,366
                                                           ---------       ---------
                                                           $ 406,668       $ 404,691
                                                           =========       =========


                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                     1997           1996
                                                                  --------       --------
Operating activities:
   Net income                                                     $  7,512       $  4,844
   Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                               12,430         11,518
        Interest of outside non-controlling partners in
          pipeline partnership                                      20,114         19,299
        Amortization of excess of cost over fair
          value of net assets acquired                               1,405          1,386
        Deferred income taxes                                          552            761
        Changes in current assets and liabilities                      296            548
                                                                  --------       --------
         Net cash provided by operating activities                  42,309         38,356
                                                                  --------       --------

Investing activities:
   Capital expenditures                                             (9,261)        (8,186)
   Other                                                            (5,676)           151
                                                                  --------       --------
         Net cash used in investing activities                     (14,937)        (8,035)
                                                                  --------       --------
Financing activities:
   Issuance of long-term debt                                        7,831            932
   Issuance of long-term debt by pipeline partnership                   --         68,000
   Payments on long-term debt                                       (4,244)        (8,232)
   Payments of long-term debt by pipeline partnership               (1,500)       (69,309)
   Preferred stock dividends paid                                     (378)          (370)
   Distributions to outside non-controlling partners in
     pipeline partnership                                          (20,284)       (18,095)
   Repurchases of common stock held in treasury                     (4,612)            --
   Stock options exercised                                              55
   Redemption of preferred stock                                        --         (8,025)
                                                                  --------       --------
         Net cash used in financing activities                     (23,132)       (35,099)
                                                                  --------       --------

Cash used in discontinued operations                                  (450)          (551)
                                                                  --------       --------

Increase in cash and cash equivalents                                3,790         (5,329)
Cash and cash equivalents at beginning of period                    23,693         30,389
                                                                  --------       --------
Cash and cash equivalents at end of period                        $ 27,483       $ 25,060
                                                                  ========       ========

Supplemental information on cash paid during the period for:
   Interest                                                       $ 11,223       $ 10,559
                                                                  ========       ========
   Income taxes                                                   $  1,447       $    649
                                                                  ========       ========


                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company were disclosed in the notes to the financial statements included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 1997 and the consolidated results of their operations and their cash flows for the periods ended September 30, 1997 and 1996. Operating results for the nine-months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

2.   NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128, "Earnings per share" (SFAS No.
     128). This Statement establishes standards for computing and presenting earnings per share and is effective for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 for the year ending December 31, 1997, and, based on earnings per share calculations using the new standards for the first three quarters of 1997, no changes to earnings per share data resulted when compared to current standards, and none are anticipated in the fourth quarter of the current year.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

     OPERATING RESULTS

     INDUSTRIAL FIELD SERVICES (IN MILLIONS)


                                   Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                               ---------------------       ---------------------
                                 1997          1996          1997          1996
                               -------       -------       -------       -------
     Revenues:
         United States         $   8.7     $     7.6     $    25.3     $    24.6
         United Kingdom           11.0           8.7          30.5          25.5
         Germany                   2.7           4.0           8.8          11.6
         Rest of World             6.2           4.8          13.4          14.9
                               -------       -------       -------       -------
                               $  28.6     $    25.1     $    78.0     $    76.6
                               =======       =======       =======       =======

     Operating income:
         United States         $    .4       $    .5       $   1.3       $   1.5
         United Kingdom            1.3            .9           3.5           1.3
         Germany                    .1            .2            .3            .4
         Rest of World              .8            .5            .8           1.4
         Headquarters              (.2)          (.3)          (.6)          (.7)
                               -------       -------       -------       -------
                               $   2.4       $   1.8       $   5.3       $   3.9
                               =======       =======       =======       =======

     Capital expenditures      $    .6       $   1.2       $   1.8       $   2.3
                               =======       =======       =======       =======


     This business segment provides specialized industrial field services, including under-pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections, to the process and power industry worldwide.

     The increases in revenues and operating income for the three months ended September 30, 1997 is primarily due to increased levels of business in the United Kingdom and United States from turnaround services in addition to increased third party product and machine sales in the United Kingdom. The increase in the Rest of World operations for the three months ended September 30, 1997 is primarily due to operations in Australia and New Zealand acquired effective July 1, 1997.

     For the nine months ended September 30, 1997, increases in core operations in the United Kingdom were partially offset by decreases in the Rest of World operations. The increase in revenues and operating income for the United Kingdom is primarily attributable to increased turnaround services and third party product and machine sales which resulted in a greater amount of higher-margin work. While Germany revenues declined as a result of a large pipeline engineering contract that was completed last year, changes in mix to higher margin services resulted in about the same total operating income. The Rest of World decreases in revenues and operating income is primarily attributable to lower levels of business, including expected declines in Hong Kong resulting from the transition to Chinese rule, partially offset by the Australia and New Zealand operations acquired effective July 1, 1997.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



     PIPELINE AND TERMINALING SERVICES (IN MILLIONS)


                                 Three Months Ended        Nine Months Ended
                                   September 30,             September 30,
                               --------------------      --------------------
                                 1997         1996         1997         1996
                               -------      -------      -------      -------

     Revenues                  $  31.4      $  30.0      $  89.8      $  86.6
                               =======      =======      =======      =======

     Operating income          $  13.9      $  12.8      $  38.7      $  37.2
                               =======      =======      =======      =======

     Capital expenditures      $   2.0      $   2.3      $   7.2      $   6.3
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

     The increase in revenues and operating income for the three and nine months ended September 30, 1997 primarily relates to continued improvements in the profitability of a group of terminals which were acquired by KPP in December 1995 in addition to two liquids terminaling facilities which were acquired by KPP in the fourth quarter of 1996.

     Other Operations

     The Company's operating income increased $.1 million and $.6 million for the three and nine months ended September 30, 1997 over the comparable 1996 periods related to subsidiaries that provide information services to financial and retail customers.

     Financial Condition

     Cash and cash equivalents were $27.5 million at September 30, 1997, compared to $23.7 million at December 31, 1996. For the nine months ended September 30, 1997, net cash provided by operations of $42.3 million and $3.3 million of net loan proceeds by the industrial field services unit in connection with assets and businesses acquired effective July 1, 1997 were offset by $9.3 million of capital expenditures, $5.7 million of long term debt payments, distributions to outside non-controlling partners of KPP of $20.3 million and $4.6 million used to purchase treasury stock.

KANEB SERVICES, INC. AND SUBSIDIARIES


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



                                        KANEB SERVICES, INC.
                                        (Registrant)


Date:  November 13, 1997                /s/  Howard C. Wadsworth
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice-President, Treasurer and Controller

                               INDEX TO EXHIBITS


         Exhibits        Description
         --------        -----------
            27           Financial Data Schedule
