Form 10-K
period 1997-12-31
KANEB SERVICES INC
filed 1998-03-25
CIK 54441

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 1-5083 KANEB SERVICES, INC.

             (Exact name of Registrant as specified in its Charter)

      Delaware                                            74-1191271
     (State  or  other  jurisdiction           IRS Employer Identification No.)
     of  incorporation  or  organization)

     2435 North Central Expressway
     Richardson, Texas                                         75080
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     Aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant: $167,854,753. This figure is estimated as of March 16, 1998, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $5.50 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 16, 1998: 32,212,164.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I

ITEM 1.    BUSINESS

GENERAL

         Kaneb Services, Inc. ("KSI" or the "Company") conducts its principal businesses in two industry segments, specialized industrial field services, and pipeline transportation and storage of refined petroleum products. The Company operates its specialized industrial field services business through a wholly-owned subsidiary of the Company, Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"). The Furmanite group of companies provide underpressure leak sealing, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Western Europe, North America, Latin America and the Pacific Rim. See "Industrial Field Services." The Company's wholly-owned subsidiary, Kaneb Pipe Line Company ("KPL"), operates and manages refined petroleum products pipeline transportation systems and petroleum products and specialty liquids terminal storage and pipeline facilities for the benefit of Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), which owns such systems and facilities through its subsidiaries. See "Pipeline and Terminaling Services." The Company is also engaged in the information management services industry through, among other entities, its wholly-owned subsidiary, Fields Financial Services, Inc. ("Fields"), which offers products and services that enable financial institutions to monitor the continual insurance coverage of their loan collateral and provides other information management services to financial institutions and other customers.

         Kaneb Services, Inc. was incorporated in Delaware on January 23, 1953. The Company is a holding company that conducts its business through the subsidiaries identified above, among others. The Company's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (972) 699-4000.

INDUSTRY SEGMENTS

         Financial information regarding the Company's industry segments and foreign operations is presented under the caption "Business Segment Data" in
Note 11 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.

INDUSTRIAL FIELD SERVICES

         The Company, through Furmanite, offers a variety of specialized industrial field services to an international base of process industry clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite has evolved into an international service company. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970's and 1980's, grew through geographic expansion and the addition of new techniques, processes and services to become the largest leak sealing company, and one of the largest on-site machining companies, in the world. In 1991, the Company acquired Furmanite to diversify the Company's operations and take advantage of anticipated international growth opportunities. For the year ended December 31, 1997, Furmanite's sales and operating income were approximately $108,223,000 and $7,438,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS AND SERVICES

         Furmanite is an industry leader in providing on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment ("leak sealing") typically used in process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides a variety of services, such as hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair, heat exchanger repair and pipeline engineering. The Company performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system and employing proprietary diagnostic equipment under an exclusive license from Framatome Technologies. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 1997, 1996, and 1995, underpressure services represented approximately 35%, 37% and 34%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 45%, 41% and 42%, respectively, and product sales and other industrial services represented approximately 20%, 22% and 24%, respectively, of Furmanite's revenues for each of such years.

         Furmanite's on-line, underpressure leak sealing services are performed on a variety of process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and/or patented and, the Company believes, provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials in order to effect the necessary repairs. These efforts are supported by an internal quality control group that works together with the on-site technicians in crafting these materials.

CUSTOMERS AND MARKETS

         Furmanite's customer base spans a broad industry spectrum, which includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, power generation and other process industries in more than 25 countries. Over 80% of Furmanite's revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers, while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite and similarly situated organizations. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants, safety and environmental compliance requirements, and fulfillment of specialized services through the increased use of outsourcing, rather than an organization's in-house staff.

         Furmanite serves its customers from its Richardson, Texas worldwide headquarters and maintains a strong presence in England and continental Europe. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Charlotte, Chicago, Houston, Los Angeles, Philadelphia, Salt Lake City and San Francisco; and in Edmonton, Alberta and Sarnia, Ontario, Canada. Furmanite's worldwide strength is further supported by offices currently located in Australia, Austria, Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore, South Africa and the United Kingdom (14 locations) and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, South Africa, South Korea, Sweden, Thailand, Trinidad, Ukraine, and the United Arab Emirates. Sales by geographic region for 1997 were 31.1% for the Americas, 61.4% for Europe and 7.5% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to the Company's consolidated financial statements.

         Furmanite's underpressure leak sealing and other specialty field services are marketed primarily through direct sales calls on customers by salesmen based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week.
Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and, to date, has had no material warranty claims. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

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

         Underpressure leak sealing and other Furmanite services are often performed in emergency situations under dangerous circumstances involving exposure to high temperatures and pressures, potential contact with caustic or toxic materials, fire and explosion hazards and environmental contamination, any of which can cause serious personal injury or property damage. Furmanite manages its operating risks by providing its technicians with extensive classroom and field training and supervision, maintaining a system of technical support through its staff of professionally qualified specialists, establishing and enforcing strict safety and competency requirements, standardizing procedures and evaluating new materials and techniques for use in connection with its lines of service. Furmanite also maintains insurance coverage for certain risks, although there is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect the Company against liability and loss of revenues resulting from the consequences of a significant accident.

RECENT DEVELOPMENTS

         In July 1997, Furmanite acquired certain assets and business operations from its licensee in Australia and New Zealand for $4.9 million, including transaction costs. The acquisition, which was financed with a note due in 2001, represented the first major geographical expansion by Furmanite since it was acquired by the Company in 1991.

PIPELINE AND TERMINALING SERVICES

         Through its KPL subsidiary, the Company, among other activities, manages and operates refined petroleum products pipeline transportation system and petroleum products and specialty liquids terminal storage businesses, and their associated properties, for the benefit of KPP, which owns such systems and facilities through its subsidiaries. The pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota and Wyoming, as well as related terminaling activities. Through its Support Terminal Services, Inc. subsidiary, among others (collectively, "ST"), the Company operates 31 terminal storage facilities in 16 states and the District of Columbia, with a total storage capacity of approximately 17,200,000 barrels. Including those situated along its refined petroleum products pipeline systems, the Partnership's terminal storage operations comprise the third largest independent liquids terminaling company in the United States. For a more detailed discussion of the business, activities and results of operations of the Partnership than that which is contained herein, reference is made to the Annual Report on Form 10-K and other publicly filed documents of Kaneb Pipe Line Partners, L.P. (NYSE:
KPP, KPU).

PIPELINE TRANSPORTATION SYSTEMS

MARKETS SERVED

         Initially built in 1953, the KPP pipeline transportation operations currently consist of two pipeline systems: the East and West Pipelines (the "Pipelines"), with its operational headquarters located in Wichita, Kansas. The East Pipeline is a 2,075 mile integrated pipeline, ranging between six and sixteen inches in diameter, that transports refined petroleum products received from refineries in southeast Kansas or other interconnecting pipelines to terminals in Iowa, Kansas, Nebraska, North Dakota and South Dakota and to
receiving pipeline connections in Kansas. The East Pipeline has direct connections to two Kansas refineries and has direct access by third-party pipelines to four other refineries in Kansas, Oklahoma and Texas. The East Pipeline also provides access to Gulf Coast suppliers of refined petroleum products through connecting pipelines which receive products from a pipeline originating on the Gulf Coast and receives propane through five connecting pipelines from gas processing plants in Kansas, New Mexico, Oklahoma and Texas. The East Pipeline's operation also includes 15 public truck loading terminals located in five states, comprised of a total of 224 tanks having storage capacity of approximately 3,100,000 barrels of product, and has intermediate storage facilities in McPherson and El Dorado, Kansas, consisting of 23 tanks having an aggregate storage capacity of approximately 922,000 barrels.

         The West Pipeline, acquired by the Partnership from Wyco Pipe Line Company in February 1995, consists of approximately 550 miles of six to eight inch diameter pipeline that transports refined petroleum products received directly and by other interconnecting pipelines from refineries located in Colorado, Montana, South Dakota and Wyoming to terminals in Colorado, South Dakota and Wyoming. The West Pipeline's operations include four public truck loading terminals, also located in Colorado, South Dakota and Wyoming, having storage capacity of approximately 1,600,000 barrels of product. Through these facilities and operations, the West Pipeline serves the growing Denver and northeastern Colorado markets and supplies jet fuel for Ellsworth Air Force Base, Rapid City, South Dakota.

         The West Pipeline is the nearest pipeline system paralleling the East Pipeline to the west. Consequently, there is a high level of commonality of shippers on the Pipelines, and due to the proximity of the East and West Pipelines to one another, they often face similar competitive issues. The Pipelines' more significant competitors include refineries, common carrier pipelines, proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Partnership's pipeline systems and operations deliver products. In particular, the Pipelines' major competitor is an independent regulated common carrier pipeline system that operates approximately 100 miles east of and parallel with the East Pipeline. Competition between common carrier pipelines is based primarily on transportation charges, quality of customer service and proximity to end users. The Company believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipelines will be built in the near future, provided that the Pipeline has available capacity to satisfy demand and its tariffs remain at reasonable levels. Further, while pipeline transportation systems are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products, trucks may also competitively deliver products in some of the areas served by the Pipelines. However, as trucking costs render that mode of transportation uncompetitive for longer hauls or larger volumes, the Company does not believe that, over the long term, trucks are effective competition to the Pipelines' long-haul volumes.

PRODUCTS DELIVERED

         The mix of refined petroleum products delivered by the pipelines varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the geographic areas served by the Pipelines affect the demand for and the mix of the refined petroleum products delivered through the Pipelines, although any such impact on the volumes shipped has historically been short-term. Most of the refined petroleum products delivered through the East Pipeline are ultimately used in agricultural operations, including fuel for farm equipment, irrigation systems, crop drying facilities and trucks used to transport crops to a variety of destinations; while the West Pipeline's products are generally delivered to a more urban and commercial marketplace. The agricultural sector served by the East Pipeline is also affected by governmental policy and crop prices. Further, the Pipelines are dependent upon adequate levels of production of refined petroleum products by refineries that are connected to the Pipeline, which refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. KPL, in its capacity as General Partner of the Partnership, believes that, in the event that operations at any one refinery were discontinued (and assuming unchanged demand in the markets served by the Pipelines), the effects thereof would be short-term in nature and the Company's business would not be materially adversely affected over the long term. However, a substantial reduction of output by several refineries as a group could affect the Pipelines' operations to the extent that a greater percentage of the supply would have to come from refineries outside the Pipelines' connecting access pipelines.

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

TERMINAL STORAGE OPERATIONS

FACILITIES

         Acquired by the Partnership in 1993, ST and its predecessors have a proven track record of more than 40 years of quality service and experience in the operation of specialty liquids terminal storage facilities. ST's terminal facilities provide throughput and storage on a fee basis for a wide variety of products from petroleum products to specialty chemicals and edible and other liquids. ST's 31 facilities offer storage capacity ranging from 40,000 to 5,403,000 barrels, comprised of two to 124 tanks per facility. As of December 31, 1997, ST's five largest facilities were located at Piney Point, Maryland (5,403,000 Bbls capacity; 28 tanks); Jacksonville, Florida (2,066,000 Bbls capacity; 30 tanks); Texas City, Texas (2,002,000 Bbls capacity; 124 tanks); Westwego, Louisiana (858,000 Bbls capacity; 54 tanks); and, Baltimore, Maryland (821,000 Bbls capacity; 49 tanks). In addition to the foregoing, the other ST facilities are located in Alabama (2), Arizona, California (2), the District of Columbia (2), Florida, Georgia (6), Illinois (2), Indiana, Kansas, Maryland, Minnesota, New Mexico, Oklahoma, Texas, Virginia (2) and Wisconsin. These terminals provide ST with a geographically diverse base of customers and revenue. ST's operational headquarters is located in Dallas, Texas.

         The independent liquids terminaling industry is fragmented and includes both large, well financed publicly-traded companies that own and/or operate many terminal locations and small private companies that may own and/or operate only a single terminal location. In addition to the terminals owned by independent terminal operators, many major energy and chemical companies also own extensive terminal facilities. Although such terminals often have the same capabilities as those owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage facilities are also significant customers of independent terminal operators, when independent terminals have more cost effective locations near key transportation links such as deep water ports. Major energy and chemical companies also require independent terminal storage when their captive storage facilities are inadequate, either because of size
constraints,   the  nature  of  the  stored  material  or  specialized  handling requirements. Independent terminal owners, such as ST, compete on the basis of location, versatility of terminals, service and price. For example, a favorably located terminal will have access to various means of cost-effective transportation both to and from the terminal. Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products having complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as loading and unloading of product at the terminal. Additionally, an increasingly important aspect of the versatility and service capabilities of an operator is that operator's ability to offer product handling and storage which complies with applicable environmental, safety and health regulations, among others, especially since customers may retain the liability for certain acts of non-compliance with such regulations.

PRODUCTS

         The variety of products that can be stored at ST's terminal storage facilities is a significant part of, what the Company believes is, its competitive advantage among similarly situated organizations. ST's terminals provide storage capacity for such products as petroleum products, specialty chemicals, asphalt, fertilizer, herbicides, latex and caustic solutions, and edible liquids, including animal and vegetable fats and oils. Further, the terminaling and pipeline transportation of jet fuel for the U.S. Department of Defense is an important part of ST's business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Defense Department. Seven of the eleven locations are utilized solely by the Defense Department and six of these locations include pipelines that deliver jet fuel directly to nearby military bases. Revenue attributable to Department of Defense activities is derived from a combination of terminal contracts and tenders for the handling and movement of jet fuel. The terminal contracts provide a fixed monthly revenue for a period of one to four years per contract, with additional revenues generated if specific throughput levels are exceeded. The tenders provide for charges per barrel of throughput and have no minimum guarantees. From time to time, military base closings or other events have impacted the operation of certain of ST's facilities. Presently, two of ST's terminals are unproductive due to loss of military business. However, KPL, in its capacity as General Partner of the Partnership, does not believe that, in the aggregate, the Partnership will experience a significant decrease in cash flows for the foreseeable future as a result of Department of Defense changes in activity. KPL, in its capacity as General Partner of the Partnership, does not believe that ST's business is dependent upon any one customer or any small group of customers.

SAFETY, ENVIRONMENTAL AND OTHER REGULATORY MATTERS

         In addition to tariff regulation of the Partnership's pipeline activities, certain operations of the Partnership are subject to Federal, state and local laws and regulations relating to the construction, maintenance and management of its facilities, the safety of its personnel and the protection of the environment. Although KPL, in its capacity as General Partner of the Partnership, believes that the operations of the Partnership are in general compliance with applicable laws and regulations, risks of substantial costs and liabilities are inherent in both pipeline and terminaling operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. For example, contamination resulting from spills or releases of refined petroleum products within the petroleum pipeline industry, or refined petroleum or other products within the terminaling industry, are not unusual in such industries. From time to time, the Partnership has experienced limited contamination at certain of its pipeline related terminal sites, resulting from spills of refined petroleum products. In each instance, the appropriate regulatory authorities have been notified of these events and appropriate remediation activities have either been completed or are ongoing. In connection with the formation of the Partnership, the Company agreed to bear the costs associated with environmental contamination relating to the operations of the East Pipeline arising prior to October 3, 1989; however, such costs have not been, and are not in the future anticipated to be, material.

         Additionally, from time to time, the Partnership has experienced limited contamination at certain of its current and former terminal storage facilities, as a result of operations at or around these locations. Again, in each instance, the appropriate regulatory authorities have been notified of these events and appropriate remediation activities have either been completed, are ongoing or are under investigation. In certain instances where other unrelated companies may also have responsibility for the contamination of a particular facility or area, the Partnership, through the appropriate operating subsidiary, has entered into agreements (or is in the process of negotiating such agreements) with such company or companies providing for the allocation of the costs and/or responsibilities of remediation of such facilities or areas. Further, ST has been named as a "potentially responsible party" for a federally-designated and EPA-supervised "Superfund" site where a small amount of material handled by the former operator was attributed to the facility owned by ST. While the Company believes that the Partnership's obligations in connection with the remediation process at this location will be de minimis, until a final settlement agreement is signed with the EPA, there is a possibility that the EPA could bring additional claims against ST.

ENVIRONMENTAL CONTROLS

         The Company is subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities.

EMPLOYEES

         At December 31, 1997, the Company and its subsidiaries employed 1,798 persons, of which a total of 1,254 persons were employed by the Furmanite group of companies, collectively, and a total of 427 persons were employed by KPL and subsidiaries of the Partnership. The Partnership has no employees, as the business and operations of the Partnership are conducted by KPL, the General Partner of the Partnership and a wholly-owned subsidiary of the Company. As of December 31, 1997, approximately 565 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date. Additionally, as of December 31, 1997, approximately 151 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, except for approximately 53 employees of KPL who were subject to representation by the Oil, Chemical and Atomic Workers International Union AFL-CIO ("OCAW"), there were no collective bargaining or other similar contracts covering employees of KPL in effect at that date. The union contracts with the OCAW regarding conditions of employment for 38 and 15 of such persons, are in effect through June 28, 1999 and November 1, 2000, respectively. Both agreements are subject to automatic renewal for successive one year periods unless either party serves written notice to terminate or modify such agreement in a timely manner.

ITEM 2.    PROPERTIES

         The corporate headquarters of the Company are located in Richardson, Texas, in a modern, sixteen story building pursuant to a lease agreement which expires in 2002, with an option to renew for an additional five year period. In addition to properties owned or leased by its industrial field services, pipeline transportation and liquids terminaling businesses, the Company, through its wholly-owned subsidiary, Fields Financial Services, Inc., also leases office space in Bryan, Texas.

         Descriptions of other properties owned or utilized by the Company (or its subsidiaries) are contained in Item 1 of this report and such descriptions are hereby incorporated by reference into this Item 2. Under the caption "Commitments and Contingencies" in Note 10 to the Company's consolidated financial statements, additional information is presented concerning obligations of the Company (or its subsidiaries) for lease and rental commitments. Such additional information is also incorporated by reference into this Item 2.

ITEM 3.    LEGAL PROCEEDINGS

         A subsidiary of the Company that is no longer actively conducting any operations was notified in 1989 that it is a "potentially responsible party" in connection with a governmental investigation relating to a waste disposal facility which has been subject to remedial action as a location listed on the Environmental Protection Agency's ("EPA") Superfund National Priority List ("Superfund"). Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies for each identified facility and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. This proceeding involves actions allegedly taken by a former operating subsidiary of the Company at a time prior to the acquisition of such subsidiary by the Company. The Company's subsidiary has been included within a de minimis group of waste generators that are involved in this proceeding, who have been negotiating a collective settlement of their liabilities with the EPA. However, the Company has joined with others within this de minimis group who are each contesting their respective liability. Proceedings in this matter are ongoing. The Company has reviewed its potential exposure, if any, in connection with this matter, giving consideration to the nature, accuracy and strength of evidence relating to the Company's alleged relationship to the location, the amount and nature of waste taken to the location, and the number, relationship and financial ability of other named and unnamed "potentially responsible parties" at the location. While the Company does not anticipate that the amount of expenditures from its involvement in the above matter will have a material adverse effect on the Company's operations or financial condition, the possibility remains that technological, regulatory, enforcement or legal developments, the results of environmental studies or other factors could materially alter this expectation at any time.

         In addition, from time to time, the Company and certain of its subsidiaries are involved in various litigation and other legal proceedings in the ordinary course of business. However, the Company believes that resolution of these matters will not have a material adverse affect on the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1997.

                                                      PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

         Shares of the Company's Common Stock are listed and traded principally on the New York Stock Exchange. At March 16, 1998, there were approximately 4,250 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                               QUOTED STOCK PRICES
                                         --------------------------------
     CALENDAR YEAR                         HIGH                    LOW
     --------------------------          --------                --------
     1996:
       First Quarter                      3 1/4                   2 1/4
       Second Quarter                     3 3/4                   2 3/8
       Third Quarter                      3 3/8                   2 1/2
       Fourth Quarter                     3 3/4                   3

     1997:
       First Quarter                      4 1/2                   3 1/8
       Second Quarter                     4 1/8                   3 1/2
       Third Quarter                      5 3/8                   3 5/8
       Fourth Quarter                     6 5/16                  4 1/2

     1998:
       First Quarter                      6                       4 13/16
         (through 3/16/98)

         The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's future dividend policy will be determined by its Board of Directors on the basis of various factors, including the Company's results of operation, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of each of Furmanite and KPL each contain restrictions on the respective subsidiary's ability to pay dividends or distributions to the Company, if an event of default exists.

ITEM 6.  SUMMARY HISTORICAL FINANCIAL AND OPERATING DATA

         The following selected financial data (in thousands, except per share amounts) is derived from the consolidated financial statements of the Company and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. The Company has not declared a dividend on its Common Stock for any of the periods presented.


                                                        Year Ended December 31,
                                   ----------------------------------------------------------
                                      1997        1996        1995        1994         1993
                                   ---------   ---------   ---------   ---------    ---------

INCOME STATEMENT DATA:
Revenues........................   $ 236,936   $ 228,861   $ 212,062   $ 208,722    $ 198,549
                                   =========   =========   =========   =========    =========
Operating income................   $  58,660   $  53,815   $  43,465   $  31,964    $  29,530
                                   =========   =========   =========   =========    =========
Income before gains on
   sale or issuance of KPP units.. $  10,643   $   7,024   $   5,024   $   2,035    $   1,032
Gains on sale or issuance of
   KPP units....................        --          --        54,157        --         15,122
                                   ---------    ---------  ---------   ---------    ---------
     Net income.................   $  10,643   $   7,024   $  59,181   $   2,035    $  16,154
                                   =========   =========   =========   =========    =========

PER SHARE DATA:
Earnings per common share:
   Basic........................   $     .31   $     .19   $    1.72   $     .02    $     .46
                                   =========   =========   =========   =========    =========
   Diluted......................   $     .30   $     .19   $    1.59   $     .02    $     .46
                                   =========   =========   =========   =========    =========

BALANCE SHEET DATA:
Net cash provided by operating
   activities...................   $  55,120   $  48,628   $  39,964   $  25,890    $  30,880
Cash and cash equivalents.......      23,025      23,693      30,389       9,506       24,327
Working capital.................      20,423      20,033      16,302     (42,797)      15,842
Total assets....................     402,273     404,691     409,827     284,213      287,472
Long-term debt..................     181,052     186,544     191,846     103,376      152,678
Stockholders' equity (1)........      78,447      75,366      69,022      18,844       14,861


(1) See Note 8 to the Company's Consolidated Financial Statements for a discussion of the Company's Preferred Stock.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.

CONSOLIDATED RESULTS OF OPERATIONS

                                                      (in millions)
                                            ---------------------------------
                                               1997        1996        1995
                                            ---------   ---------    --------
Consolidated revenues.....................  $  236.9    $  228.9     $ 212.1
Consolidated operating income.............  $   58.7    $   53.8     $  43.5
Consolidated operating income before
   depreciation and amortization..........  $   75.4    $   69.2     $  56.5
Consolidated net income before gains
   on sale of pipeline partnership units..  $   10.6    $    7.0     $   5.0
Consolidated capital expenditures,
   excluding acquisitions.................  $   13.0    $   10.7     $  13.4


         Consolidated revenues increased $8.0 million, or 3%, in 1997, primarily as a result of improvements in the industrial field services operations and improvements in operations of the terminaling assets that were acquired by Kaneb Pipe Line Partners, L.P. ("KPP") in December 1995 and in 1996. Consolidated operating income increased $4.9 million, or 9%, from 1996 to 1997 with substantial improvements in the industrial field services operations. Consolidated revenues increased $16.8 million in 1996, primarily as a result of the acquisition of terminaling assets that were acquired by KPP in December 1995. Pipeline and terminaling services operating income increased $8.8 million in 1996 largely due to the terminaling assets acquired by KPP in December 1995.

Industrial Field Services

         The Company's industrial field services business is conducted through Furmanite, which was acquired in March 1991. Furmanite provides specialized industrial field services to plants in the process and power industries and to refineries and chemical plants.

                                                     (in millions)
                                       ----------------------------------------
                                         1997             1996           1995
                                       --------         -------        --------
Revenues:
     Americas........................  $  33.7          $  32.7        $  32.8
     Europe..........................     66.4             65.9           67.4
     Asia-Pacific....................      8.1              4.7            4.3
                                       -------          -------        -------
                                       $ 108.2          $ 103.3        $ 104.5
                                       =======          =======        =======
Operating income:
     Americas........................  $   1.8          $   1.5        $   1.9
     Europe..........................      6.1              4.0            2.4
     Asia-Pacific....................      1.1               .9             .4
     Headquarters....................     (1.6)            (1.3)           (.8)
                                       --------         -------        -------
                                       $   7.4          $   5.1        $   3.9
                                       =======          =======        =======
Operating income before
  depreciation and amortization......  $  12.0          $   9.3        $   8.0
                                       =======          =======        =======
Capital expenditures,
  excluding acquisitions.............  $   2.0          $   3.5        $   4.3
                                       =======          =======        =======

         Furmanite's revenues increased $4.9 million, or 5%, in 1997 primarily as a result of improvements in turnaround services in Europe and the Americas and the acquisition of a former licensee in Australia in July 1997, in spite of a large non-recurring engineering contract that was completed in Germany in 1996. Revenues decreased $1.2 million in 1996 primarily as a result of non-recurring passive fire protection work completed in Europe in 1995 that was only partially offset by increases in revenues in other countries. Revenues from traditional underpressure services improved primarily in the Americas in 1996 while revenues from turnaround services in 1995 included some large projects that typically do not recur on an annual basis.

         Operating income increased $2.3 million, or 45%, in 1997 with substantial improvements in the core businesses in Europe and the Americas in addition to the Asia-Pacific business acquired in mid-1997. Operating income increased $1.2 million, or 31%, in 1996 as a result of improvements, particularly in Europe and in Asia-Pacific, in spite of non-recurring passive fire protection work completed in Europe in 1995 and from large turnaround projects that were completed in the Americas in 1995.

         Capital expenditures are primarily related to field services equipment and the implementation of new services. Capital expenditures for 1998 are currently estimated to be $3 million to $5 million, depending on the economic environment and the needs of the business.

Pipeline and Terminaling Services

         The Company's pipeline and terminaling services business includes the operations of KPP, which owns refined petroleum products pipeline assets and, since 1993, petroleum products and specialty liquids storage and terminaling assets. The Company operates, manages, and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership.

                                                  (in millions)
                                      -----------------------------------------
                                        1997            1996            1995
                                      -------          -------         --------
Revenues ..........................   $ 121.2          $ 117.6         $   96.9
                                      =======          =======         ========
Operating income ..................   $  53.4          $  51.3         $   42.5
                                      =======          =======         ========
Operating income before
  depreciation and amortization....   $  65.1          $  62.2         $   50.8
                                      =======          =======         ========
Capital expenditures,
  excluding acquisitions...........   $  10.6          $   7.1         $    9.0
                                      =======          =======         ========

         Revenues increased $3.6 million, or 3%, in 1997 and operating income increased $2.1 million, or 4%, primarily due to improvements in tankage utilized at terminals acquired by KPP in December 1995, terminaling assets acquired in 1996 and increases in prices charged for storage. Revenues increased $20.7 million, or 21%, and operating income increased $8.8 million, or 21%, in 1996 primarily due to the acquisition of terminaling assets in December 1995 by KPP, combined with continued improvements at the West Pipeline.

         The interest of outside non-controlling partners in KPP's net income was $27.7 million, $27.0 million and $18.0 million in 1997, 1996 and 1995, respectively. The increase in 1996 is attributable to the sale by the Company in September 1995 of 3.5 million of the preference units that it had owned since 1989. Proceeds from the 1995 sale were used to permanently retire debt and redeem a preferred stock issue. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $26.9 million, $24.7 million and $16.3 million in 1997, 1996 and 1995, respectively.

         Capital expenditures relate to the maintenance of existing operations. Routine capital expenditures for 1998 are currently estimated to be between $7 million and $10 million.

         In February 1995, KPP, through a wholly-owned subsidiary, acquired the pipeline assets of WYCO Pipe Line Company (the "West Pipeline"), a company jointly owned by GATX Terminals Corporation and Amoco Pipeline Company, for $27.1 million, plus transaction costs and the assumption of certain environmental liabilities. KPP financed the acquisition by the sale of first mortgage notes due February 24, 2002, which bear interest at the rate of 8.37% per annum.

         In December 1995, KPP, through a wholly-owned subsidiary, acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. KPP initially financed the acquisition by a bank bridge loan, which was later refinanced with first mortgage notes due in varying amounts in June 2001, 2003, 2006 and 2016 bearing interest at rates ranging from 7.08% to 7.98% per annum.

Other Operations

         The Company had operating income of $2.7 million, $2.2 million and $1.7 million in 1997, 1996 and 1995, respectively, on revenues of $7.6 million, $8.0 million, and $10.6 million for the same periods, primarily related to subsidiaries that provide information processing, payment and collection services primarily to financial institutions.

Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 128, "Earnings Per Share," which requires a dual presentation of earnings per share, computed by
(1) dividing the net income applicable to common stock by the weighted average number of common shares outstanding for the period ("Basic" earnings per share), and (2) dividing the net income applicable to common stock by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued ("Diluted" earnings per share). The Company adopted SFAS 128 at December 31, 1997 and has applied its provisions retroactively to all periods presented.

         In June  1997,  the FASB  issued  SFAS  130,  "Reporting  Comprehensive
Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The provisions of SFAS 130 must be adopted in fiscal year 1998. The Company expects to comply with the provisions of SFAS 130 in the Consolidated Statements of Stockholders' Equity, when adopted.

         Also, in June 1997, the FASB issued SFAS 131, "Disclosure About Segments of an Enterprise and Other Information," which requires segment information to be reported on a basis consistent with that used internally for evaluating segment performance and deciding how to allocate resources to segments. The provisions of SFAS 131 must be adopted in fiscal year 1998. The Company is evaluating the impact of adopting SFAS 131 on the way it currently reports segment information.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by consolidated operating activities was $55.1 million, $48.6 million and $40.0 million during the years 1997, 1996 and 1995, respectively. The increase in 1997 resulted from an overall improvement in revenues and operating income in both the industrial field services and the pipeline and terminaling businesses. A substantial portion of the increases in 1996 related to pipeline and terminaling services, primarily as a result of the acquisitions by KPP of the Steuart terminals in December 1995 and the West Pipeline in February 1995.

         At December 31, 1997, $23.4 million was outstanding under a credit facility, as amended, that was originally obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the parent company, is due 2001, bears interest at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, and contains certain financial and operational covenants with respect to the specialized industrial field services group of companies.

         In 1994, a wholly-owned subsidiary of KPP entered into a Restated Credit Agreement with a group of banks that, as amended, provides a $25 million revolving credit facility through January 31, 2001. The credit facility bears interest at variable interest rates and has a commitment fee of 0.15% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1997. In 1995, KPP financed the acquisition of the West Pipeline with the issuance of $27 million of notes due February 24, 2002 ("Notes"), which bear interest at the rate of 8.37% per annum. The Notes and credit facility are secured by a mortgage on the East Pipeline and contain certain financial and operational covenants. The acquisition by KPP of the Steuart terminaling assets in December 1995 was initially financed by a $68 million bridge loan from a bank. KPP refinanced this bridge loan in June 1996 with a series of first mortgage notes (the "Steuart Notes") bearing interest at rates ranging from 7.08% to 7.98% and maturing in varying amounts in June 2001, 2003, 2006 and 2016. The Steuart Notes are secured, pari passu with the Notes and credit facility, by a mortgage on the East Pipeline.

         In September 1995, the Company, through a wholly-owned subsidiary, sold in a public offering 3.5 million Preference Units it held in KPP. The Company received net cash proceeds of approximately $74 million related to the sale and recorded a gain of $54.2 million. The Company used the proceeds from the sale to retire its 8% convertible subordinated debentures totaling $43.2 million, retire its 11.5% subordinated debentures totaling $5.0 million, repay its $10 million term loan, redeem, in 1996, its Series D Preferred Stock for approximately $8.0 million and retire, in 1996, a $6.0 million 8.85% senior note. The Company continues to control the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest.

         In December 1995, the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000 that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of .5% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1997, 1996 or 1995.

         Most of the software systems used by the Company are licensed from third party vendors and are Year 2000 compliant or will be upgraded to Year 2000 compliant releases over the next year. The Company does not anticipate that the incremental costs to become fully Year 2000 compliant will be material.

         Consolidated capital expenditures for 1998 have been budgeted at $10 million to $15 million, depending on the economic environment and the needs of the business. Consolidated debt maturities are $5.4 million, $6.8 million, $2.1 million, $88.5 million (including $68 million of KPP debt) and $27.0 million for each of the five years ending December 31, 2002. Capital expenditures in 1998 are expected to be funded from existing cash and anticipated cash flows from operations.

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

         Report of Independent Accountants.............................   F - 1
         Financial Statements of Kaneb Services, Inc., and Subsidiaries:
             Consolidated Statements of Income - Years Ended December 31,
               1997, 1996 and 1995.....................................   F - 3

             Consolidated Balance Sheets - December 31, 1997 and 1996.. F - 4 Consolidated Statements of Cash Flows
               Years Ended December 31, 1997, 1996 and 1995............   F - 5
             Consolidated Statements of Changes in Stockholders'
               Equity - Years Ended December 31, 1997, 1996 and 1995....  F - 6
             Notes to Consolidated Financial Statements.................  F - 7


(A) (2)  FINANCIAL STATEMENT SCHEDULES

         Set forth are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services, Inc. (Parent Company)
         Condensed Financial Statements:

             Statements of Income - Years Ended December 31, 1997,
               1996 and 1995............................................  F - 23
             Balance Sheets - December 31, 1997 and 1996................  F - 24
             Statements of Cash Flows - Years Ended
               December 31, 1997, 1996 and 1995.........................  F - 25

         Schedule II - Kaneb Services, Inc. Valuation and Qualifying Accounts
             Years Ended December 31, 1997, 1996 and 1995...............  F - 26

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

3.7      By-laws of the Registrant, filed herewith.

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

4.4 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, Series F, dated June 12, 1997, filed herewith.

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

10.2     Kaneb  Services,  Inc. 1984  Nonqualified  Stock Option Plan,  filed as
         Exhibit 10.26 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 2-90929), which exhibit is hereby incorporated by reference.

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

10.10 Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.11 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended (the "Furmanite Loan Agreement"), filed as Exhibit 10.8 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and Exhibit 10.11 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibits are hereby incorporated by reference.

10.12    Amendments to the Furmanite Loan Agreement, filed herewith.

10.13 Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed as Exhibit 10.10 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, which exhibit is hereby incorporated by reference.

21       List of  subsidiaries  of the  Registrant,  filed  herewith.
23       Consent of independent accountants Price Waterhouse LLP filed herewith
27       Financial Data Schedule, filed herewith.

         Certain instruments respecting long-term debt of the Registrant have been omitted pursuant to instructions as to Exhibits. The Registrant agrees to furnish copies of any of such instruments to the Commission upon request.

(B) REPORTS ON FORM 8-K - NONE.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Kaneb Services, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 15 present fairly, in all material respects, the financial position of Kaneb Services, Inc. and its subsidiaries ("the Company") at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Dallas, Texas
February 19, 1998

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                     1997              1996               1995
                                                               --------------     --------------    ---------------
Revenues...................................................    $  236,936,000     $  228,861,000    $   212,062,000
                                                               --------------     --------------    ---------------
Costs and expenses:
    Operating costs........................................       156,654,000        154,935,000        151,014,000
    Depreciation and amortization..........................        16,715,000         15,434,000         13,055,000
    General and administrative.............................         4,907,000          4,677,000          4,528,000
                                                               --------------     --------------    ---------------
      Total costs and expenses.............................       178,276,000        175,046,000        168,597,000
                                                               --------------     --------------    ---------------

Operating income...........................................        58,660,000         53,815,000         43,465,000
Interest income............................................           533,000            859,000            858,000
Other expense..............................................          (696,000)          (832,000)        (1,037,000)
Interest expense...........................................       (15,531,000)       (15,420,000)       (15,927,000)
Amortization of excess of cost over fair
    value of net assets of acquired business...............        (1,879,000)        (1,848,000)        (1,847,000)
                                                               ---------------    --------------    ---------------
Income before interest of outside non-controlling
    partners in KPP's net income, income taxes
    and gain on sale of KPP units..........................        41,087,000         36,574,000         25,512,000
Interest of outside non-controlling partners
    in KPP's net income....................................       (27,655,000)       (26,969,000)       (17,953,000)
Gain on sale of KPP units..................................             -                 -              54,157,000
Income tax expense.........................................        (2,789,000)        (2,581,000)        (2,535,000)
                                                               ---------------    --------------    ---------------
Net income.................................................        10,643,000          7,024,000         59,181,000
Dividends applicable to preferred stock....................           538,000            502,000          1,527,000
                                                               --------------     --------------    ---------------
Net income applicable to common stock......................    $   10,105,000     $    6,522,000    $    57,654,000
                                                               ==============     ==============    ===============

Earnings per common share:

    Basic..................................................    $          .31     $          .19    $         1.72
                                                               ==============     ==============    ==============
    Diluted................................................    $          .30     $          .19    $         1.59
                                                               ==============     ==============    ==============

                 See notes to consolidated financial statements.
                                      F-2

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                              -------------------------------------
                                                                                   1997                   1996
                                                                              --------------         --------------
                                                      ASSETS

Current assets:
   Cash and cash equivalents......................................            $   23,025,000         $   23,693,000
   Accounts receivable, trade (net of allowance for  doubtful
     accounts of $570,000 in 1997 and  $666,000 in 1996)..........                35,268,000             33,157,000
   Inventories....................................................                 7,079,000              6,706,000
   Prepaid expenses and other current assets......................                 5,693,000              6,367,000
                                                                              --------------         --------------
     Total current assets.........................................                71,065,000             69,923,000
                                                                              --------------         --------------
Property and equipment............................................               383,078,000            373,087,000
Less accumulated depreciation and amortization....................               121,717,000            106,449,000
                                                                              --------------         --------------
   Net property and equipment.....................................               261,361,000            266,638,000
                                                                              --------------         --------------
Excess of cost over fair value of net assets of  acquired business                62,719,000             63,183,000
Other assets......................................................                 7,128,000              4,947,000
                                                                              --------------         --------------
                                                                              $  402,273,000         $  404,691,000
                                                                              ==============         ==============

                                              LIABILITIES AND EQUITY

Current liabilities:
    Current portion of long-term debt:
     Industrial field services....................................            $    3,059,000         $    2,558,000
     Pipeline and terminaling services............................                 2,335,000              2,036,000
                                                                              --------------         --------------
       Total current portion of long-term debt....................                 5,394,000              4,594,000
   Accounts payable...............................................                 9,569,000              9,015,000
   Accrued expenses...............................................                35,679,000             36,281,000
                                                                              --------------         --------------
     Total current liabilities....................................                50,642,000             49,890,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Industrial field  services.....................................                25,268,000             23,425,000
   Pipeline and terminaling services..............................               132,118,000            139,453,000
   Parent company.................................................                23,666,000             23,666,000
                                                                              --------------         --------------
     Total long-term debt, less current portion...................               181,052,000            186,544,000
                                                                              --------------         --------------
Deferred income taxes and other liabilities.......................                15,903,000             16,906,000
Interest of outside non-controlling partners in KPP...............                76,229,000             75,985,000
Commitments and contingencies
Stockholders' equity:
   Preferred stock, without par value.............................                 5,792,000              5,792,000
   Common stock, without par value.  Authorized
     60,000,000 shares; issued 36,527,283 shares
     in 1997 and 36,491,027 shares in 1996                                         4,234,000              4,230,000
   Additional paid-in capital.....................................               197,242,000            197,213,000
   Accumulated deficit............................................              (101,491,000)          (111,596,000)
   Treasury stock, at cost........................................               (25,216,000)           (20,631,000)
   Cumulative foreign currency translation adjustment.............                (2,114,000)               358,000
                                                                              ---------------        --------------
     Total stockholders' equity...................................                78,447,000             75,366,000
                                                                              $  402,273,000         $  404,691,000
                                                                              ==============         ==============

                 See notes to consolidated financial statements.
                                      F-3

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                   1997               1996                1995
                                                              -------------       -------------     ---------------
Operating Activities:
   Net income ............................................    $  10,643,000       $   7,024,000     $   59,181,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization......................       16,715,000          15,434,000         13,055,000
       Amortization of excess of cost over net assets
         acquired.........................................        1,879,000           1,848,000          1,847,000
       Interest of outside non-controlling partners in KPP       27,655,000          26,969,000         17,953,000
       Deferred income taxes..............................           86,000             766,000           (778,000)
       Gain on sale of KPP units..........................            -                   -            (54,157,000)
       Changes in current assets and liabilities:
         Short-term investments...........................            -                   -              1,020,000
         Accounts receivable..............................       (2,111,000)           (449,000)        (6,857,000)
         Inventories......................................         (373,000)           (897,000)           301,000
         Prepaid expenses and other current assets........          674,000           1,098,000         (1,968,000)
         Accounts payable and accrued expenses............          (48,000)         (3,165,000)        10,367,000
                                                              --------------      --------------    --------------
     Net cash provided by operating activities............       55,120,000          48,628,000         39,964,000
                                                              -------------       -------------     --------------

Investing Activities:
   Capital expenditures...................................      (13,011,000)        (10,685,000)       (13,428,000)
   Acquisitions...........................................       (4,855,000)         (8,507,000)       (97,850,000)
   Decrease (increase) in other assets, net...............       (1,819,000)          3,320,000          3,740,000
                                                              --------------      -------------     --------------
     Net cash used in investing activities................      (19,685,000)        (15,872,000)      (107,538,000)
                                                              --------------      -------------     ---------------

Financing Activities:
   Issuance of long-term debt ............................        8,619,000           1,735,000          6,975,000
   Issuance of long-term debt by KPP......................            -              74,500,000         96,500,000
   Payments on long-term debt ............................       (5,732,000)        (10,138,000)       (67,957,000)
   Payments on long term debt by KPP......................       (7,036,000)        (71,276,000)        (3,047,000)
   Distributions to outside non-controlling
     partners in KPP......................................      (26,864,000)        (24,667,000)       (16,306,000)
   Preferred stock dividends paid.........................         (538,000)           (502,000)        (1,328,000)
   Net proceeds from sale of KPP units....................            -                  -              73,620,000
   Redemption of preferred stock..........................            -              (8,025,000)            -
   Common stock issued....................................           33,000              -                  -
   Purchase of treasury stock.............................       (4,585,000)         (1,079,000)            -
                                                              -------------       -------------      -------------
    Net cash provided by (used in) financing
      activities..........................................      (36,103,000)        (39,452,000)        88,457,000
                                                              -------------       -------------     --------------
Increase (decrease) in cash and cash equivalents..........         (668,000)         (6,696,000)        20,883,000
Cash and cash equivalents at beginning of year............       23,693,000          30,389,000          9,506,000
                                                              -------------       -------------     --------------
Cash and cash equivalents at end of year..................    $  23,025,000       $  23,693,000     $   30,389,000
                                                              =============       =============     ==============

                 See notes to consolidated financial statements.
                                      F-4

                      KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                          FOREIGN
                                          PREFERRED         COMMON       ADDITIONAL        ACCUMULATED      TREASURY     CURRENCY
                                            STOCK            STOCK     PAID-IN CAPITAL       DEFICIT          STOCK     TRANSLATION
                                        ------------      -----------  ---------------    -------------   ------------  -----------
BALANCE AT JANUARY 1, 1995              $ 14,085,000      $ 4,224,000   $198,736,000      $(175,772,000)  $(23,435,000) $1,006,000
     Net income for the year.........           -                -              -            59,181,000           -           -
     Common stock issued.............           -               6,000     (2,764,000)              -         3,883,000        -
     Preferred stock dividends
       declared......................           -                -              -            (1,527,000)          -           -
     Series D preferred stock
       redemption...................      (8,201,000)            -         1,179,000               -              -     (1,179,000)
     Foreign currency translation
       adjustment....................        (70,000)            -              -                  -              -       (330,000)
                                       -------------    --------------  ------------      -------------   ------------ -----------
BALANCE AT DECEMBER 31, 1995               5,814,000        4,230,000    197,151,000       (118,118,000)   (19,552,000)   (503,000)
       Net income for the year.......           -               -               -             7,024,000           -           -
       Common stock issued...........           -               -             10,000               -              -           -
       Purchase of treasury stock....           -               -               -                  -        (1,079,000)       -
       Preferred stock dividends
        declared.....................           -               -               -              (502,000)           -          -
       Conversion of Series D
          preferred stock............           -               -             30,000               -               -          -
       Series C preferred stock
          redemption.................        (22,000)            -            22,000               -               -          -
       Foreign currency translation
          adjustment.................           -               -               -                  -               -       861,000
                                       -------------   --------------   ------------      -------------   ------------ -----------
BALANCE AT DECEMBER 31, 1996               5,792,000        4,230,000    197,213,000       (111,596,000)   (20,631,000)    358,000
       Net income for the year.......           -               -               -            10,643,000            -          -
       Common stock issued...........           -               4,000         29,000               -               -          -
       Purchase of treasury stock ...           -               -               -                  -        (4,585,000)       -
       Preferred stock dividends
         declared....................           -               -               -              (538,000)           -          -
       Foreign currency translation
          adjustment ................           -               -               -                  -               -    (2,472,000)
                                       -------------   --------------   ------------      -------------   ------------ -----------
BALANCE AT DECEMBER 31, 1997           $   5,792,000   $    4,234,000   $197,242,000      $(101,491,000)  $(25,216,000)$(2,114,000)
                                       =============   ==============   ============      =============   ============ ===========

                See notes to consolidated financial statements.
                                      F-5

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following significant accounting policies are followed by Kaneb Services, Inc. (the "Company") and its subsidiaries in the preparation of financial statements.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The
       Company controls the operations of KPP through its 2% general partner interest and 31% limited partner interest as of December 31, 1997. All significant intercompany transactions and balances are eliminated in consolidation.

       Segment Information

       The Company provides specialized industrial field services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. The Company, as general partner, also manages and operates the pipeline and terminaling business of KPP.

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

       The carrying value of property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). To the extent impairment is indicated to exist, an impairment loss will be recognized under SFAS 121 based on fair value.

       Revenue Recognition

       Substantially all revenues are recognized when services to unaffiliated customers have been rendered. Pipeline transportation revenues are recognized upon receipt of the products into the pipeline system.

       Earnings Per Share

       The Company adopted the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"), in 1997. Under SFAS 128, the amount of earnings for the period applicable to each share of common stock outstanding during the period ("Basic" earnings per share) and the amount of earnings for the period applicable to each share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for dilutive potential common shares outstanding during the period ("Diluted" earnings per share) have been presented in the consolidated statements of income. The provisions of SFAS 128 have been applied retroactively to all periods presented.

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

       Excess of Cost Over Fair Value of Net Assets of Acquired Business

       The excess of the purchase price of a specialized industrial field services company over the fair value of the net assets acquired is being amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $12.2 million and $10.3 million at December 31, 1997 and 1996, respectively.

       The Company periodically evaluates the propriety of the carrying amount of the excess of cost over fair value of net assets of businesses acquired, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. As this time, the Company believes that no such impairment has occurred and that no reduction in estimated useful lives is warranted.

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

       Change in Presentation

       Certain   financial   statement   items  for  1996  and  1995  have  been
       reclassified to conform with the 1997 presentation.

2.     ASSET ACQUISITIONS BY PIPELINE PARTNERSHIP

       In February 1995, KPP acquired the refined petroleum product pipeline assets (the "West Pipeline") of Wyco Pipe Line Company for $27.1 million, plus transaction costs and the assumption of certain environmental liabilities. The West Pipeline was owned 60% by a subsidiary of GATX Terminals Corporation and 40% by a subsidiary of Amoco Pipe Line Company. KPP financed the acquisition by the issuance of $27 million of first mortgage notes.

       In December 1995, KPP acquired the liquids terminaling assets of Steuart Petroleum Company and certain of its affiliates (collectively, "Steuart") for $68 million, plus transaction costs and the assumption of certain environmental liabilities. KPP financed the acquisition price by the issuance of $68 million of first mortgage notes. The asset purchase agreement includes a provision for an earn-out payment based upon revenues of one of the terminals exceeding a specified amount for a seven-year period beginning in January 1996. The contracts also included provisions for the continuation of all terminaling contracts in place at the time of the acquisition, including those contracts with Steuart.

       KPP's acquisitions have been accounted for using the purchase method of accounting. The total purchase price of each acquisition has been allocated to the assets and liabilities based on their respective fair values based on valuations and other studies.

       Assuming the above acquisitions in 1995 occurred as of the beginning of the year ended December 31, 1995, the summarized unaudited pro forma consolidated revenues, net income, basic earnings per share and diluted earnings per share for 1995 would be $233,004,000, $59,025,000, $1.72 and
       $1.59, respectively. The unaudited pro forma financial results are for comparative purposes only and may not be indicative of the results that would have occurred if KPP had acquired the pipeline assets of the West Pipeline and the liquids terminaling assets of Steuart on the dates indicated or which will be obtained in the future.

3.     SALE OF PIPELINE PARTNERSHIP UNITS

       In September 1995, the Company, through a wholly-owned subsidiary, sold in a public offering, 3.5 million Preference Units it held in KPP. The Company received net cash proceeds of $73.6 million related to the sale and recorded a gain of $54.2 million, net of expenses. The Company used the proceeds to retire its 8% convertible subordinated debentures totaling $43.2 million, its 11.5% subordinated debentures totaling $5.0 million and repay its $10 million term loan in 1995 and, in 1996, to redeem $8 million of its Series D Preferred Stock and repay $6 million of its long-term debt. The Company continues to control the operations of KPP through its 2% general partner interest and 31% limited partner interest.

4.     INCOME TAXES

       Income   before   income  tax  expense  is  comprised  of  the  following
       components:

                                            YEAR ENDED DECEMBER 31,
                                ------------------------------------------------
                                  1997              1996                1995
                                ------------    ------------       -------------

       Domestic operations..    $ 11,769,000    $ 12,580,000       $ 63,607,000
       Foreign operations...       1,663,000      (2,975,000)        (1,891,000)
                                ------------    ------------       -------------
                                $ 13,432,000    $  9,605,000       $ 61,716,000
                                ============    ============       =============



       Income tax expense is comprised of the following components:


       YEAR ENDED
       DECEMBER 31,                  FEDERAL            FOREIGN              STATE               TOTAL
       ------------------------  --------------      -------------       --------------     ---------------
       1997:
         Current...............  $      577,000       $    925,000        $  1,201,000        $  2,703,000
         Deferred..............          74,000             12,000               -_                 86,000
                                 --------------       ------------        ------------        ------------
                                 $      651,000       $    937,000        $  1,201,000        $  2,789,000
                                 ==============       ============        ============        ============

                                    F-8


       YEAR ENDED
       DECEMBER 31,                  FEDERAL            FOREIGN              STATE                TOTAL
       ------------------------  --------------      -------------       --------------     ---------------
       1996:
         Current...............  $      435,000       $    423,000        $    957,000        $  1,815,000
         Deferred..............         500,000            266,000               -                 766,000
                                 --------------       ------------        ------------        ------------
                                 $      935,000       $    689,000        $    957,000        $  2,581,000
                                 ==============       ============        ============        ============

       1995:
         Current...............  $    1,415,000       $    328,000        $  1,570,000        $  3,313,000
         Deferred..............        (791,000)            13,000               -                (778,000)
                                 ---------------      ------------        ------------        -------------
                                 $      624,000       $    341,000        $  1,570,000        $  2,535,000
                                 ==============       ============        ============        ============

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

       The Company has recorded deferred tax assets of approximately $58 million and $88 million as of December 31, 1997 and 1996, respectively, primarily relating to the Company's domestic net operating loss carryforwards and investment tax credit carryforwards, partially offset by a valuation reserve of approximately $56 million and $86 million, respectively. The Company has recorded a deferred tax liability of $3.4 million and $2.3 million as of December 31, 1997 and 1996, which is associated with certain domestic subsidiaries not included in the Company's consolidated Federal income tax return.

       The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income from continuing operations before income taxes for the years 1997, 1996 and 1995 are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------
                                                   1997                      1996                 1995
                                          ---------------------      -------------------  ----------------------
                                               AMOUNT        %          AMOUNT       %       AMOUNT         %
                                          -------------    ----      ------------  -----  --------------  ------
       Tax expense at
         statutory rates................  $   4,701,000     35.0     $  3,360,000   35.0  $   21,601,000   35.0
       Increase (decrease) in taxes
         resulting from:
         Domestic loss carryforward
           adjustments..................     (3,048,000)   (22.7)      (3,215,000) (33.5)    (21,089,000) (34.2)
         State income taxes, net........        781,000      5.8          622,000    6.5       1,021,000    1.7
         Foreign losses not
           benefited and foreign
           income taxes.................        355,000      2.7        1,814,000   18.9       1,002,000    1.6
                                          -------------    -----     ------------  -----  --------------  -----
                                          $   2,789,000     20.8     $  2,581,000   26.9  $    2,535,000    4.1
                                          =============    =====     ============  =====  ==============  =====

       At December 31, 1997, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows: $21,004,000 in 2001, $73,015,000 in 2002, $12,626,000 in 2003,
       $16,866,000 in 2005, $17,508,000 in 2006 and $3,033,000 in 2007.

       Additionally, at December 31, 1997, the Company had investment tax credits aggregating $8,276,000, which will expire, if unused, in varying amounts through 2000, that could be used to offset current domestic income taxes, but only after the Company utilized all available NOLs.

       If certain  substantial  changes in the Company's ownership should occur,
       there  would  be  an  annual   limitation   on  the  amount  of  the  tax
       carryforwards which could be utilized.

5.     RETIREMENT PLANS

       The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $1.1 million, $1.0 million and $.9 million for 1997, 1996 and 1995, respectively.

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

       Plan was performed as of November 1, 1997.

       Net pension cost for the U.K. Plan included the following components:

                                                                      YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                            1997                1996                1995
                                                        --------------     -------------      -------------
       Service cost for benefits earned
         during the period...........................   $    1,254,000     $   1,269,000      $   1,107,000
       Interest cost on projected benefit
         obligations.................................        2,021,000         1,617,000          1,416,000
       Less actual return on plan assets.............       (3,829,000)       (2,884,000)        (2,126,000)
       Net amortization and deferral.................        1,015,000           620,000            243,000
                                                        --------------     -------------      -------------
       Net pension cost..............................   $      461,000     $     622,000      $     640,000
                                                        ==============     =============      =============

       Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 7.5% for 1997, 8.5% for 1996 and 9% for 1995, an expected long-term rate of return on assets of 9.0% for 1997, 1996 and 1995 and a rate of increase in compensation levels of 5.5% for 1997 and 6% for 1996 and 1995. The funded status of the U.K. Plan is as follows:

                                                                                    DECEMBER 31,
                                                                          --------------------------------
                                                                               1997              1996
                                                                          --------------    --------------
       Actuarial present value of accumulated benefit
         obligations (all vested)......................................   $   29,564,000    $   23,648,000
                                                                          ==============    ==============
       Actuarial present value of projected benefit
         obligations...................................................   $  (30,564,000)   $  (24,449,000)
       Plan assets at fair value.......................................       33,138,000        29,557,000
       Unrecognized net gain...........................................       (3,213,000)       (6,451,000)
       Unrecognized prior service cost.................................          322,000           363,000
                                                                          --------------    --------------
       Net pension liability recorded in other liabilities.............   $     (317,000)   $     (980,000)
                                                                          ===============   ==============

6.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is as follows:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                      1997            1996
                                                 -------------    -------------
       Industrial field services.............    $   30,388,000   $  31,292,000
       Pipeline and terminaling services.....       345,802,000     337,202,000
       General corporate.....................         3,848,000       3,819,000
       Other  ...............................         3,040,000         774,000
                                                 --------------   -------------
       Total property and equipment..........       383,078,000     373,087,000
       Accumulated depreciation and
         amortization........................      (121,717,000)   (106,449,000)
                                                 --------------   -------------
       Net property and equipment............    $  261,361,000   $ 266,638,000
                                                 ==============   =============

       Equipment acquired under capital leases and included in the cost of property and equipment is as follows:

                                                           DECEMBER 31,
                                                 ------------------------------
                                                       1997            1996
                                                 --------------    ------------

       Industrial field services equipment...    $    5,530,000    $  6,638,000
       Pipeline and terminaling services
          equipment (a)......................        22,513,000      22,271,000
                                                 --------------    ------------
       Total equipment acquired under
          capital leases....................         28,043,000      28,909,000
       Accumulated depreciation.............        (13,570,000)    (12,977,000)
                                                 --------------    ------------
       Net equipment acquired under
          capital leases....................     $   14,473,000    $ 15,932,000
                                                 ==============    ============

         (a) Secured by certain pipeline equipment. KPP has recorded its option to purchase this equipment for approximately $4.1 million at the termination of the lease.

7.     DEBT

       Debt is summarized as follows:

                                                                                     DECEMBER 31,
                                                                          --------------------------------
                                                                                1997             1996
                                                                          --------------    --------------
       Industrial field services:
         Credit facility due through 2001.....................            $   23,408,000    $   23,003,000
         Various notes of foreign subsidiaries ranging
           from 6.75% to 8.0% due through 2001................                 3,278,000           231,000
         Capital leases.......................................                 1,641,000         2,749,000
                                                                          --------------    --------------
              Total debt......................................                28,327,000        25,983,000
         Less current portion.................................                 3,059,000         2,558,000
                                                                          --------------    --------------
                                                                          $   25,268,000    $   23,425,000
                                                                          ==============    ==============

       Pipeline and terminaling services:
         Mortgage notes due 2001 and 2002.....................            $   60,000,000    $   60,000,000
         Mortgage notes due 2001 through 2016.................                68,000,000        68,000,000
         Capital lease........................................                 6,453,000         8,489,000
           Revolving credit facility..........................                      -            5,000,000
                                                                          --------------    --------------
              Total debt......................................               134,453,000       141,489,000
         Less current portion.................................                 2,335,000         2,036,000
                                                                          --------------    --------------
                                                                          $  132,118,000    $  139,453,000
                                                                          ==============    ==============
       Parent company:
         8.75% convertible subordinated debentures
           due through 2008...................................            $   23,666,000    $   23,666,000
         Revolving credit facility............................                      -                -
                                                                          --------------    --------------
              Total debt......................................                23,666,000        23,666,000
         Less current portion.................................                      -                -
                                                                          --------------    --------------
                                                                          $   23,666,000    $   23,666,000
                                                                          ==============    ==============

       Total consolidated long-term debt......................            $  186,446,000    $  191,138,000
       Current portion........................................                 5,394,000         4,594,000
                                                                          --------------    --------------
       Total consolidated long-term debt,
         less current portion.................................            $  181,052,000    $  186,544,000
                                                                          ==============    ==============

       Industrial Field Services

       At December 31, 1997, $23.4 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the parent company, is due 2001, bears interest at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, has a commitment fee equal to one-half of one percent per annum on unutilized amounts, contains certain financial and operational covenants with respect to the specialized industrial field services group of companies, and restricts the subsidiary from paying dividends to the parent company under certain circumstances. This credit facility is secured by all of the tangible assets of the industrial field services group, excluding assets in Germany.

       Pipeline and Terminaling Services

       In 1994, KPP, through a wholly-owned subsidiary, issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1994, KPP, through a wholly-owned subsidiary, entered into a Restated Credit Agreement with a group of banks that, as amended, provides a $25 million revolving credit facility through January 31, 2001. The credit facility bears interest at variable interest rates and has a commitment fee of .15% per annum of the unused credit facility. At December 31, 1997, no amounts were drawn under the credit facility. In 1995, KPP financed the acquisition of the West Pipeline with the issuance of $27 million of Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and credit facility are secured by a mortgage on the East Pipeline and contain certain financial and operational covenants.

       The acquisition of Steuart by KPP was initially financed by a $68 million bridge loan from a bank. In June 1996, KPP refinanced this obligation with $68.0 million of new first mortgage notes (the "Steuart notes") bearing interest at rates ranging from 7.08% to 7.98%. $35.0 million of the Steuart notes is due June 2001, $8.0 million is due June 2003, $10.0 million is due June 2006 and $15.0 million is due June 2016. The loan is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

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

       In December 1995, the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000, that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of .5% per annum of the unused credit facility. The credit facility is secured by 1.0 million of the Company's limited partnership units in KPP. No amounts were drawn under the credit facility at December 31, 1997 or 1996.

       Consolidated Maturities

       Annual sinking fund requirements and debt maturities on consolidated long term debt, including capital leases, are $5.4 million, $6.8 million, $2.1 million, $88.5 million (including $68 million of KPP debt) and $27.0 million for each of the five years ending December 31, 2002.

8.     CAPITAL STOCK

       The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:


                                                                                   COMMON STOCK
                                                                   ------------------------------------------------
                                                    PREFERRED                           HELD IN
                                                   STOCK ISSUED       ISSUED           TREASURY         OUTSTANDING
                                                   -------------   -------------  --------------    ---------------
       BALANCE AT JANUARY 1, 1995.................     1,558,374      36,428,823       3,357,615         33,071,208

       Series D preferred stock redemption........      (990,424)         -             -                   -
       Common shares issued.......................      -                 51,131        (524,739)           575,870
                                                   -------------   -------------  ---------------    --------------
       BALANCE AT DECEMBER 31, 1995...............       567,950      36,479,954       2,832,876         33,647,078

       Common shares issued or purchased..........         -              11,073         323,200           (312,127)
                                                   -------------  --------------  --------------   -----------------
       BALANCE AT DECEMBER 31, 1996...............       567,950      36,491,027       3,156,076         33,334,951
                                                   -------------  --------------  --------------   ----------------
       Series F preferred stock issued............         1,000          -               -                  -
       Common shares issued or purchased..........         -              36,256       1,190,900         (1,154,644)
                                                   -------------  --------------  --------------   -----------------
       BALANCE AT DECEMBER 31, 1997...............       568,950      36,527,283       4,346,976         32,180,307
                                                   =============  ==============  ==============   ================

       Series A Preferred Stock

       The Company has 567,950 shares of its Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") with a stated value of $10 per share outstanding at December 31, 1997. Dividends accrue quarterly at the applicable U.S. Treasury rate plus 2.00 percentage points (200 basis points) ("Applicable Rate"), but will in no event be less than 7.5% per annum or greater than 14% per annum. If dividends are in arrears for two or more quarters, additional dividends accrue on all dividends in arrears at a rate equal to the Applicable Rate plus 25 basis points for each quarter dividends are in arrears (but not more than the lesser of 14% per annum or 300 basis points more than the Applicable
       Rate). If unpaid accrued dividends exist with respect to eight or more quarters, the holders of the Series A Preferred may elect individually to require the Company to redeem their shares at a price of $12 per share plus dividends in arrears. No such arrearages existed as of December 31, 1997, 1996 and 1995. The Company, at its option, may redeem shares at any time at a price of $12 per share (reduced ratably to $10 over 15 years unless unpaid accrued dividends exist with respect to eight or more quarters) plus accrued and unpaid dividends thereon.

       Series B Preferred Stock

       On March 26, 1988, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1988. Each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $10, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 20% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 30% or more, whichever occurs earlier. The Rights, which expire on April 19, 1998, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.05 per Right. At December 31, 1997, 1996 and 1995 there were no Series B Preferred shares outstanding.

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

       Series D Preferred Stock

       In conjunction with the acquisition of Furmanite, the Company issued 1,098,373 shares of its 12% Convertible Class A Preferred Stock, Series D ("Series D Preferred") with a stated value of pounds sterling 5.34 ($8.36) per share. The Series D Preferred was not redeemable by the holder; however, each share was convertible at the option of the holder into 1.691 shares of the Company's common stock. During 1994, 10,880 shares of Series D Preferred stock were converted into 18,398 shares of the Company's common stock. On December 28, 1995, the Company notified the Series D Preferred stockholders that it would redeem the Series D Preferred Stock, and it was fully redeemed on January 26, 1996 for $8.0 million.

       Series F Preferred Stock

       In June 1997, the Company authorized and issued 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series F ("Series F Preferred"), with a stated value of $1.00 per share to an officer of the Company. The annual dividend for the entire class of Series F Preferred, which is payable on April 1 of each year, is calculated by multiplying
       (i) 1% of the annual improvement (but not including amounts related to any gains or losses on the sale of any KPP units and not including amounts related to any other gains or losses in excess of $1 million on the sale of other capital assets) in the Company's diluted earnings per share of common stock ("Common EPS"), by (ii) the amount of issued and outstanding shares of the Company's common stock on January 1, 1997.

       If the Common EPS increase for the five-year period ending December 31, 2001 has not exceeded 20% compounded annually, the series will be redeemed for $1.00 per share on April 1, 2002. Otherwise, the series will be redeemed on April 1, 2002 at a "Redemption Price" for the entire class of the series equal to the average percentage increase in excess of 20% in Common EPS for such period multiplied by (i) three-fourths of 1% of the cumulative Common EPS for each calendar year ended for which the series is outstanding, and (ii) the amount of issued and outstanding shares of the Company's Common stock on January 1, 1997.

       Redemption of the series may be deferred at the Company's option until no later than April 1, 2003 if the Common EPS increase for the 2001 calendar year is less than 15%. The Series F Preferred may be redeemed at the option of the holder at 120% of the Redemption Price if the Company fails to pay an annual dividend within 10 days of the due date or in the event of a change of control, or at the Redemption Price in the event of certain corporate reorganizations or the authorization of a class of preferred stock ranking higher in priority to the Series F Preferred. Upon liquidation, holders of the Series F Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends.

       Stock Compensation Plans

       The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 1997, options on 1,578,515 shares at prices ranging from $1.63 to $5.00 were outstanding, of which 427,429 were exercisable at prices ranging from $1.63 to $3.50.

       The changes in stock options outstanding for the Company's plans for 1996 and 1997 were as follows:

                                                                   Average Price
                                                     Shares           per Share
                                               ------------        -------------
       Outstanding at January 1, 1996......       1,431,436            $  4.76
       Granted and repriced ...............       1,277,678            $  2.67
       Exercised...........................          (6,000)           $  1.67
       Forfeited and repriced..............      (1,082,936)           $  5.56
                                               -------------

       Outstanding at December 31, 1996....       1,620,178            $  2.60
       Granted.............................         138,872            $  3.74
       Exercised...........................         (64,535)           $  2.29
       Forfeited...........................        (116,000)           $  2.63
                                               -------------

       Outstanding at December 31, 1997....       1,578,515            $  2.70
                                               ============

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 11.51% to 12.03% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 5.71% to 6.56% based on the 30-year U.S. Treasury bill rate for the five-year expected life of the options, and no dividend yield. Using estimates calculated by such option pricing model, pro forma net income, basic earnings per share and diluted earnings per share would have been $10,327,000, $0.30 and $0.30, respectively for the year ended December 31, 1997 as compared to the reported amounts of $10,643,000, $0.31 and $0.30, respectively. For the year ended December 31, 1996, pro forma net income, basic earnings per share and diluted earnings per share would have been $6,750,000, $0.19 and $0.19, respectively, as compared to the reported amounts of $7,024,000, $0.19 and $0.19, respectively. For the year ended December 31, 1995, pro forma net income, basic earnings per share and diluted earnings per share would have been $59,134,000, $1.72 and $1.59, respectively, as compared to the reported amounts of $59,181,000, $1.72 and $1.59, respectively.

       Deferred Stock Unit Plan

       In 1996, the Company initiated its Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation, for a specified period toward the purchase of deferred stock units ("DSUs") at a value equal to the closing price of the Company's common stock on the day following the last day by which the employee must elect (if he so desires) to participate in the DSU Plan; as established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period following the Election Date (generally, one or two years), a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically no earlier than the expiration of the vesting period and no later than ten years after the Election Date. DSU accounts are unfunded by the Company and do not bear interest. Each person that elects to participate in the DSU Plan is awarded, under the Company's 1994 Stock Incentive Plan, an option to purchase a number of shares of the Company's common stock equal to the number of DSUs agreed to be purchased by such person at 100% of the closing price of the Company's common stock on the day following the date of election to participate in the DSU Plan, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee.

9.     EARNINGS PER SHARE

       The following is a reconciliation of basic and diluted earnings per share:

                                                               Net              Common          Per-Share
                                                             Income             Shares           Amount
                                                        ----------------  ----------------   ---------------
       YEAR ENDED DECEMBER 31, 1997

           Net income................................   $    10,643,000
           Dividend applicable to preferred stock....          (538,000)
                                                        ----------------
           Basic EPS:
              Income available to common stock.......        10,105,000        32,547,371    $         0.31
                                                                                             ==============
           Effect of dilutive securities:
              Common stock options...................            -                585,926
                                                        ---------------    --------------
           Diluted EPS:
              Income available to common stock
               and assumed options exercised.........   $    10,105,000        33,133,297    $         0.30
                                                        ===============    ==============    ==============

       YEAR ENDED DECEMBER 31, 1996

           Net income................................   $     7,024,000
           Dividend applicable to preferred stock....          (502,000)
                                                        ----------------
           Basic EPS:
              Income available to common stock.......         6,522,000        33,630,723    $         0.19
                                                                                             ==============
           Effect of dilutive securities:
              Common stock options...................            -                242,600
                                                        ---------------    --------------
           Diluted EPS:
              Income available to common stock
              and assumed options exercised..........   $     6,522,000        33,873,323    $         0.19
                                                        ===============    ==============    ==============

       YEAR ENDED DECEMBER 31, 1995

           Net income................................   $    59,181,000
           Dividend applicable to preferred stock....        (1,527,000)
                                                        ----------------
           Basic EPS:
              Income available to common stock.......        57,654,000        33,449,900    $         1.72
                                                                                             ==============
           Effect of dilutive securities:
              Common stock options...................            -                 41,578
              Convertible debt.......................         3,937,000         4,201,146
              Series D convertible preferred stock...         1,005,000         1,658,462
                                                        ---------------    --------------
           Diluted EPS:
              Income available to common stock
              and assumed conversions and options
              exercised..............................   $    62,596,000        39,351,086    $         1.59
                                                        ===============    ==============    ==============

       Options to purchase 15,000, 80,308 and 1,208,936 shares of common stock at weighted average prices of $5.00, $3.73 and $5.31, were outstanding at December 31, 1997, 1996 and 1995, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock.

10.    COMMITMENTS AND CONTINGENCIES

       The Company leases vehicles, office space, data processing equipment, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $3.5 million for 1997, $4.0 million for 1996 and $3.5 million for 1995.

       At December 31, 1997, minimum rental commitments under all capital leases and operating leases for future years are as follows:

                                               CAPITAL             OPERATING
                                                LEASES               LEASES
                                           --------------       --------------
              1998.....................    $    4,106,000       $    3,909,000
              1999.....................         4,750,000            2,759,000
              2000.....................            54,000            2,160,000
              2001.....................            11,000            1,574,000
              2002.....................              -               1,072,000
              2003 and thereafter......              -               3,947,000
                                           --------------       --------------
         Total minimum lease payments..         8,921,000       $   15,421,000
                                                                ==============
         Less amounts representing
           interest....................           827,000
                                           --------------
         Present value of net minimum
           lease payments..............    $    8,094,000
                                           ==============

       In March 1995, the Company settled a lawsuit filed in the late 1980's by Stephen R. Herbel and other named individuals doing business as Pinnacle Petroleum Company ("Pinnacle") that related to an interest in coalbed gas produced from a property that a subsidiary of the Company previously owned. The settlement of this lawsuit was adequately reserved.

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

       The operations of KPP are subject to Federal, state and local laws and regulations relating to protection of the environment. Although KPP believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve in other liabilities for environmental claims of $3.1 million, including $2.2 million relating to the acquisitions of the West Pipeline and Steuart, as of December 31, 1997.

       The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

11.    BUSINESS SEGMENT DATA

       Selected financial data pertaining to the operations of the Company's business segments is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                              1997              1996              1995
                                                        ---------------    --------------    --------------
       Revenues:

         Industrial field services...................   $   108,223,000    $  103,252,000    $  104,500,000
         Pipeline and terminaling services...........       121,156,000       117,554,000        96,928,000
         Other.......................................         7,557,000         8,055,000        10,634,000
                                                        ---------------    --------------    --------------
                                                        $   236,936,000    $  228,861,000    $  212,062,000
                                                        ===============    ==============    ==============
       Operating income:

         Industrial field services ..................   $     7,438,000    $    5,073,000    $    3,855,000
         Pipeline and terminaling services...........        53,420,000        51,285,000        42,488,000
         General corporate...........................        (4,907,000)       (4,741,000)       (4,593,000)
         Other.......................................         2,709,000         2,198,000         1,715,000
                                                        ---------------    --------------    --------------
                                                        $    58,660,000    $   53,815,000    $   43,465,000
                                                        ===============    ==============    ==============
       Depreciation and amortization:

         Industrial field services...................   $     4,563,000    $    4,227,000    $    4,152,000
         Pipeline and terminaling services...........        11,711,000        10,907,000         8,274,000
         General corporate...........................           290,000            66,000            65,000
         Other.......................................           151,000           234,000           564,000
                                                        ---------------    --------------    --------------
                                                        $    16,715,000    $   15,434,000    $   13,055,000
                                                        ===============    ==============    ==============


                                                                        YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                              1997              1996              1995
                                                        ---------------    --------------    --------------
       Capital expenditures (including capitalized
         leases and excluding acquisitions):
         Industrial field services...................   $     2,013,000    $    3,504,000    $    4,323,000
         Pipeline and terminaling services...........        10,641,000         7,075,000         8,975,000
         General corporate...........................            30,000            23,000            32,000
         Other.......................................           327,000            83,000            98,000
                                                        ---------------    --------------    --------------
                                                        $    13,011,000    $   10,685,000    $   13,428,000
                                                        ===============    ==============    ==============

                                                                             DECEMBER 31,
                                                        ---------------------------------------------------
                                                              1997               1996             1995
                                                        ---------------    --------------    --------------
       Identifiable assets:
         Industrial field services................      $   116,503,000    $  114,354,000    $  117,438,000
         Pipeline and terminaling services........          270,055,000       273,927,000       264,510,000
         General corporate........................           10,286,000        12,422,000        23,718,000
         Other....................................            5,429,000         3,988,000         4,161,000
                                                        ---------------    --------------    --------------
                                                        $   402,273,000    $  404,691,000    $  409,827,000
                                                        ===============    ==============    ==============

       Selected financial data pertaining to the operations of the Company in geographical areas is as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------
                                                              1997               1996             1995
                                                        ---------------    --------------    --------------
       Revenues:
         United States............................      $   162,367,000    $  158,274,000    $  140,387,000
         Europe...................................           66,431,000        65,949,000        67,385,000
         Asia-Pacific.............................            8,138,000         4,638,000         4,290,000
                                                        ---------------    --------------    --------------
                                                        $   236,936,000    $  228,861,000    $  212,062,000
                                                        ===============    ==============    ==============
       Operating income:
         United States............................      $    51,384,000    $   48,884,000    $   40,649,000
         Europe...................................            6,139,000         4,001,000         2,399,000
         Asia-Pacific.............................            1,137,000           930,000           417,000
                                                        ---------------    --------------    --------------
                                                        $    58,660,000    $   53,815,000    $   43,465,000
                                                        ===============    ==============    ==============


                                                                             DECEMBER 31,
                                                        ---------------------------------------------------
                                                              1997               1996             1995
                                                        ---------------    --------------    --------------
       Identifiable assets:
         United States............................      $   299,535,000    $  302,424,000    $  304,227,000
         Europe...................................           95,998,000       100,329,000       103,559,000
         Asia-Pacific.............................            6,740,000         1,938,000         2,041,000
                                                        ---------------    --------------    --------------
                                                        $   402,273,000    $  404,691,000    $  409,827,000
                                                        ===============    ==============    ==============

12.    ACCRUED EXPENSES

       Accrued expenses is comprised of the following components at December 31, 1997 and 1996:

                                                                                       DECEMBER 31,
                                                                            ---------------------------------
                                                                                  1997             1996
                                                                            --------------     --------------
       Accrued distribution payable....................................     $    7,177,000     $    6,588,000
       Accrued income taxes............................................          3,079,000          2,245,000
       Accrued compensation and benefits...............................          2,002,000          2,650,000
       Accrued interest................................................            970,000          1,058,000
       Other accrued expenses..........................................         22,451,000         23,740,000
                                                                            --------------     --------------
                                                                            $   35,679,000     $   36,281,000
                                                                            ==============     ==============

13.    SUPPLEMENTAL CASH FLOW INFORMATION

       The Company issued 5,073 and 1,113 shares of its common stock upon conversion of 3,000 and 658 shares of its Series D Preferred Stock in 1996 and 1995, respectively. The Company contributed 394,739 shares of its common stock to its 401(k) Savings Plan and 160,000 shares of its common stock to its subsidiary's defined benefit pension plan in 1995, in satisfaction of required pension payments. During 1996, $5,099,000 in property and equipment was netted against accumulated depreciation and amortization.

       Supplemental information on cash paid during the period for:


                                                                      YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------
                                                             1997              1996              1995
                                                       ---------------    --------------     -------------
       Interest..................................      $    15,373,000    $   14,502,000     $  15,675,000
                                                       ===============    ==============     =============
       Income taxes..............................      $     1,535,000    $    1,340,000     $   2,293,000
                                                       ===============    ==============     =============

14.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of cash, cash equivalents, short-term investments and accounts receivable approximate their carrying amount due to the relatively short period to maturity of these instruments. The estimated fair value of all long-term debt (excluding capital leases) as of December 31, 1997 was approximately $183 million as compared to the carrying value of $178 million. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

       The Company does not believe that it has a significant concentration of credit risk at December 31, 1997, as approximately 65% of the Company's accounts receivable are generated from its industrial field services customers located throughout the United States, Europe and Asia-Pacific.

15.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly operating results for 1997 and 1996 are summarized as follows:

                                                                   QUARTER ENDED
                                    -----------------------------------------------------------------------
                                       MARCH 31,           JUNE 30,        SEPTEMBER 30,     DECEMBER 31,
                                    --------------     ---------------    --------------     --------------
       1997:
       Revenues................     $   53,154,000     $    58,388,000    $   62,074,000     $   63,320,000
                                    ==============     ===============    ==============     ==============
       Operating income........     $   12,444,000     $    14,245,000    $   15,695,000     $   16,276,000
                                    ==============     ===============    ==============     ==============
       Net income .............     $    1,529,000     $     2,707,000    $    3,276,000     $    3,131,000
                                    ==============     ===============    ==============     ==============
       Earnings per
         common share:
           Basic................    $          .04     $           .08    $          .10     $          .09
                                    ==============     ===============    ==============     ==============
           Diluted..............    $          .04     $           .08    $          .10     $          .09
                                    ==============     ===============    ==============     ==============
       1996:
       Revenues................     $   54,839,000     $    57,215,000    $   57,010,000     $   59,797,000
                                    ==============     ===============    ==============     ==============
       Operating income........     $   11,683,000     $    13,469,000    $   13,984,000     $   14,679,000
                                    ==============     ===============    ==============     ==============
       Net income .............     $      831,000     $     1,700,000    $    2,313,000     $    2,180,000
                                    ==============     ===============    ==============     ==============
       Earnings per
         common share:
           Basic................    $          .02     $           .05    $          .06     $          .06
                                    ==============     ===============    ==============     ==============
           Diluted..............    $          .02     $           .05    $          .06     $          .06
                                    ==============     ===============    ==============     ==============

                                                                      SCHEDULE I

                      KANEB SERVICES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                                                               YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                   1997               1996                1995
                                                              -------------       -------------      --------------
General and administrative expenses.....................      $  (4,617,000)      $  (4,677,000)     $   (4,528,000)
Depreciation and amortization...........................           (290,000)            (64,000)            (65,000)
Interest expense........................................         (2,239,000)         (2,377,000)         (4,343,000)
Intercompany fees and expenses..........................          2,266,000           3,997,000           1,104,000
Interest income.........................................            372,000             247,000             261,000
Other income (expense)..................................         (1,024,000)           (332,000)           (307,000)
Equity in income of subsidiaries and KPP................         16,175,000          10,230,000          67,059,000
                                                              -------------       -------------      --------------

Net income..............................................         10,643,000           7,024,000          59,181,000
Dividends applicable to preferred stock.................            538,000             502,000           1,527,000
                                                              -------------       -------------      --------------

Net income applicable to common  stock..................      $  10,105,000       $   6,522,000      $   57,654,000
                                                              =============       =============      ==============
Earnings per common share:

   Basic................................................      $         .31       $         .19      $         1.72
                                                              =============       =============      ==============
   Diluted..............................................      $         .30       $         .19      $         1.59
                                                              =============       =============      ==============

             See "Notes to Consolidated Financial Statements" of
         Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      SCHEDULE I

                                                                     (CONTINUED)

                      KANEB SERVICES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                             --------------------------------------
                                                                                  1997                   1996
                                                                             ---------------        ---------------
                                     ASSETS

Current assets:
   Cash and cash equivalents............................................     $     8,043,000        $     8,931,000
   Accounts receivable..................................................              -                     102,000
   Prepaid expenses and other current assets............................              -                     818,000
                                                                             ---------------        ---------------
Total current assets....................................................           8,043,000              9,851,000
                                                                             ---------------        ---------------
Property and equipment..................................................           3,848,000              3,819,000
Less accumulated depreciation...........................................           3,848,000              3,559,000
                                                                             ---------------        ---------------
     Net property and equipment.........................................              -                     260,000
                                                                             ---------------        ---------------
Investments in, advances to and notes receivable
  from subsidiaries and KPP.............................................         104,135,000            104,035,000
Other assets............................................................           2,243,000              2,311,000
                                                                             ---------------        ---------------
                                                                             $   114,421,000        $   116,457,000
                                                                             ===============        ===============


                             LIABILITIES AND EQUITY

Current liabilities - accounts payable and accrued expenses.............     $     3,987,000        $     8,426,000

Long-term debt..........................................................          23,666,000             23,666,000

Deferred credits and other liabilities..................................           8,321,000              8,999,000

Stockholders' equity:
   Preferred stock, without par value...................................           5,792,000              5,792,000
   Common stock, without par value......................................           4,234,000              4,230,000
   Additional paid-in capital...........................................         197,242,000            197,213,000
   Accumulated deficit..................................................        (101,491,000)          (111,596,000)
   Treasury stock, at cost..............................................         (25,216,000)           (20,631,000)
   Cumulative foreign currency translation adjustment...................          (2,114,000)               358,000
                                                                             ----------------       ---------------
     Total stockholders' equity.........................................          78,447,000             75,366,000
                                                                             ---------------        ---------------
                                                                             $   114,421,000        $   116,457,000
                                                                             ===============        ===============

             See "Notes to Consolidated Financial Statements" of
        Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      SCHEDULE I

                                                                     (CONTINUED)

                      KANEB SERVICES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------------
                                                              1997                1996                 1995
                                                       -----------------    ----------------    ------------------
Operating Activities:
   Net income .......................................  $      10,643,000    $      7,024,000    $       59,181,000
   Adjustments to reconcile net income
     to net cash used in operating activities:
     Depreciation and amortization...................            290,000              64,000                65,000
     Equity in net income of subsidiaries and KPP....        (16,175,000)        (10,230,000)          (67,059,000)
     Changes in current assets and liabilities:
       Short-term investments........................                -                  -                1,020,000
       Accounts receivable...........................            102,000              99,000              (107,000)
       Prepaid expenses..............................            818,000             979,000            (1,797,000)
       Accrued expenses .............................         (4,439,000)         (1,245,000)            2,401,000
                                                       ------------------   -----------------   ------------------
       Net cash used in operating activities.........         (8,761,000)         (3,309,000)           (6,296,000)
                                                       ------------------   ----------------    ------------------
Investing Activities:
   Capital expenditures..............................            (30,000)            (25,000)              (32,000)
   Decrease in other assets, net.....................         (3,082,000)           (129,000)             (459,000)
                                                       ------------------   -----------------   -------------------
       Net cash used in investing activities.........         (3,112,000)           (154,000)             (491,000)
                                                       ------------------   -----------------   -------------------

Financing Activities:
   Payments on long-term debt........................              -              (6,000,000)          (15,011,000)
   Payment of subsidiary note........................              -                    -              (50,000,000)
   Preferred stock dividends paid....................           (538,000)           (502,000)           (1,328,000)
   Decrease in investments in, advances to and notes
     receivable from subsidiaries and KPP............         16,075,000           1,369,000            91,102,000
   Common stock issued...............................             33,000                -                    -
   Purchase of treasury stock, net...................         (4,585,000)         (1,079,000)                -
                                                       -----------------    -----------------   ------------------
        Net cash provided by (used in) financing
          activities.................................         10,985,000          (6,212,000)           24,763,000
                                                       -----------------    -----------------   ------------------
Increase (decrease) in cash and cash equivalents.....           (888,000)         (9,675,000)           17,976,000
Cash and cash equivalents at beginning of year.......          8,931,000          18,606,000               630,000
                                                       -----------------    ----------------    ------------------
Cash and cash equivalents at end of year.............  $       8,043,000    $      8,931,000    $       18,606,000
                                                       =================    ================    ==================

            See "Notes to Consolidated Financial Statements" of
        Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                     SCHEDULE II

                            KANEB SERVICES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                               (IN THOUSANDS)

                                                                   ADDITIONS
                                                         ------------------------------
                                         BALANCE AT       CHARGED TO        CHARGED TO                             BALANCE AT
                                        BEGINNING OF       COSTS AND          OTHER                                  END OF
          DESCRIPTIONS                     PERIOD          EXPENSES         ACCOUNTS        DEDUCTIONS               PERIOD
------------------------------------   -------------    -------------    --------------    -------------         -------------
ALLOWANCE DEDUCTED FROM
 ASSETS TO WHICH THEY APPLY
YEAR ENDED DECEMBER 31, 1997:

   For doubtful receivables
     classified as current assets...   $         666      $       246     $         (19)(a) $       (323)(b)    $         570
                                       =============      ===========     ==============    ============        =============
   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      86,698      $     -         $        -        $    (31,014)       $      55,684
                                       =============      ===========     =============     ============        =============
YEAR ENDED DECEMBER 31, 1996:

   For doubtful receivables
     classified as current assets...   $       1,133      $       333     $         (23)(a) $       (777)(b)    $         666
                                       =============      ===========     ==============    ============        =============
   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      84,284      $   -           $       6,598     $     (4,184)       $      86,698
                                       =============      ===========     =============     ============        =============
YEAR ENDED DECEMBER 31, 1995:

   For doubtful receivables
     classified as current assets...   $         854      $       598     $          41(a)  $       (360)(b)    $       1,133
                                       =============      ===========     =============     ============        =============
   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $     108,441      $    -          $       -         $    (24,157)       $      84,284
                                       =============      ===========     =============     ============        =============

Notes:

   (a) Foreign currency translation adjustments.

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

                                          KANEB SERVICES, INC.

                                          By: JOHN R. BARNES

                                          President and Chief Executive Officer
                                          Date:    March 23, 1998

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services, Inc. and in the capacities and on the date indicated.

      SIGNATURE                       TITLE                           DATE
-------------------------- -------------------------------       --------------
Principal Executive Officer

  JOHN R. BARNES          President, Chief Executive             March 23, 1998
                          Officer and Director

Principal Accounting Officer

  HOWARD C. WADSWORTH     Vice President, Treasurer              March 23, 1998
                          and Secretary

Directors

  SANGWOO AHN             Director                               March 23, 1998

  JOHN R. BARNES          Director                               March 23, 1998

  FRANK M. BURKE, JR.     Director                               March 23, 1998

  CHARLES R. COX          Director                               March 23, 1998

  HANS KESSLER            Director                               March 23, 1998

  JAMES R. WHATLEY        Director                               March 23, 1998

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                            DESCRIPTION
-------  -----------------------------------------------------------------------
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

3.7      By-laws of the Registrant, filed herewith.

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

4.4 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, Series F, dated June 12, 1997, filed herewith.

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

10.2     Kaneb  Services,  Inc. 1984  Nonqualified  Stock Option Plan,  filed as
         Exhibit 10.26 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 2-90929), which exhibit is hereby incorporated by reference.

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

10.10 Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.11 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended (the "Furmanite Loan Agreement"), filed as Exhibit 10.8 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and Exhibit 10.11 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, which exhibits are hereby incorporated by reference.

10.12    Amendments to the Furmanite Loan Agreement, filed herewith.

10.13 Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed as Exhibit 10.10 of the exhibits to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, which exhibit is hereby incorporated by reference.

21       List of  subsidiaries  of the  Registrant,  filed  herewith.
23       Consent of independent accountants Price Waterhouse LLP filed herewith
27       Financial Data Schedule, filed herewith.