Form 10-Q
period 1998-03-31
KANEB SERVICES INC
filed 1998-05-12
CIK 54441

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

For the Quarterly Period                                        Commission File
Ended March 31, 1998                                            Number 001-05083

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

Class of Common Stock                              Outstanding at April 30, 1998
     No par value                                       32,180,564 shares

KANEB SERVICES, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 1998
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income - Three Months Ended
             March 31, 1998 and 1997                                       1

          Condensed Consolidated Balance Sheets - March 31, 1998
             and December 31, 1997                                         2

          Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1998 and 1997                          3

          Notes to Consolidated Financial Statements                       4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 6

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 9

Signature

KANEB SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended
                                                                 March 31,
                                                             1998        1997
                                                           --------    --------

Revenues                                                   $ 59,501    $ 53,154
                                                           --------    --------

Costs and expenses:
     Operating costs                                         41,781      35,459
     Depreciation and amortization                            4,047       4,213
     General and administrative                               1,066       1,038
                                                           --------    --------

      Total costs and expenses                               46,894      40,710
                                                           --------    --------

Operating income                                             12,607      12,444
Other income (expense), net                                     (37)        (20)
Interest expense                                             (3,745)     (3,862)
Amortization of excess of cost over fair value
     of net assets of acquired business                        (475)       (461)
                                                           --------    --------

Income before interest of outside non-controlling
     partners in KPP's net income and income tax expense      8,350       8,101
Interest of outside non-controlling partners in KPP's
     net income                                              (6,055)     (6,020)
Income tax expense                                             (459)       (552)
                                                           --------    --------

Net income                                                    1,836       1,529
Dividends applicable to preferred stock                         150         123
                                                           --------    --------

Net income applicable to common stock                      $  1,686    $  1,406
                                                           ========    ========

Earnings per common share - Basic and Diluted              $    .05    $    .04
                                                           ========    ========

KANEB SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                          March 31,   Dec. 31,
                                                           1998         1997
                                                         ---------    ---------
                                                        (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents                           $  19,731    $  23,025
     Accounts receivable, trade                             39,163       35,268
     Inventories                                            10,138        7,079
     Prepaid expenses and other current assets               5,541        5,693
                                                         ---------    ---------
        Total current assets                                74,573       71,065
                                                         ---------    ---------

Property and equipment                                     391,331      383,078
Less accumulated depreciation and amortization             125,273      121,717
                                                         ---------    ---------
     Net property and equipment                            266,058      261,361
                                                         ---------    ---------

Excess of cost over fair value of net assets
     of acquired business                                   63,744       62,719

Other assets                                                 7,586        7,128
                                                         ---------    ---------
                                                         $ 411,961    $ 402,273
                                                         =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                   $  11,193    $   5,394
     Accounts payable                                       11,340        9,569
     Accrued expenses                                       37,998       35,679
                                                         ---------    ---------
         Total current liabilities                          60,531       50,642
                                                         ---------    ---------

Long-term debt, less current portion:
     Industrial field services                              24,504       25,268
     Pipeline, terminaling and product
         marketing services                                133,000      132,118
     Parent company                                         23,666       23,666
                                                         ---------    ---------
         Total long-term debt, less current portion        181,170      181,052
                                                         ---------    ---------

Deferred income taxes and other liabilities                 14,850       15,903

Interest of outside non-controlling partners in KPP         75,155       76,229

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                      5,792        5,792
     Common stock, without par value                         4,239        4,234
     Additional paid-in-capital                            197,346      197,242
     Accumulated deficit                                   (99,805)    (101,491)
     Treasury stock, at cost                               (25,204)     (25,216)
     Accumulated other comprehensive income (loss)
         - foreign currency translation adjustment          (2,113)      (2,114)
                                                         ---------    ---------
         Total stockholders' equity                         80,255       78,447
                                                         ---------    ---------
                                                         $ 411,961    $ 402,273
                                                         =========    =========

KANEB SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                March 31,
                                                             1998        1997
                                                           --------    ---------
Operating activities:
   Net income                                              $  1,836    $  1,529
   Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                         4,047       4,213
        Interest of outside non-controlling partners in
          KPP                                                 6,055       6,020
        Amortization of excess of cost over fair
          value of net assets acquired                          475         461
        Deferred income taxes                                   187         273
        Changes in working capital components                (2,712)      1,044
                                                           --------    --------

         Net cash provided by operating activities            9,888      13,540
                                                           --------    --------

Investing activities:
   Capital expenditures                                      (3,010)     (2,621)
   Acquisitions                                              (6,591)       --
   Other, net                                                (2,136)       (563)
                                                           --------    --------

          Net cash used in investing activities             (11,737)     (3,184)
                                                           --------    --------

Financing activities:
   Issuance of long-term debt                                 9,028         101
   Payments on long-term debt                                (3,315)     (1,376)
   Preferred stock dividends                                   (150)       (123)
   Distributions to outside non-controlling partners
       in KPP                                                (7,129)     (6,579)
   Common stock issued                                          121        --
   Purchase of treasury stock                                  --        (1,480)
                                                           --------    --------
       Net cash used in financing activities                 (1,445)     (9,457)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents             (3,294)        899
Cash and cash equivalents at beginning of period             23,025      23,693
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 19,731    $ 24,592
                                                           ========    ========

KANEB SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 1998 and the consolidated results of their operations and cash flows for the periods ended March 31, 1998 and 1997. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Comprehensive income for the three months ended March 31, 1998 and 1997 is as follows:

                                                       Three Months Ended
                                                           March 31,
                                                         1998      1997
                                                       -------   -------
                                                         (in thousands)

       Net income                                      $ 1,836   $ 1,529
       Other comprehensive income - foreign currency
          translation adjustment                             1    (1,355)
                                                       -------   -------

       Comprehensive income (loss)                     $ 1,837   $   174
                                                       =======   =======

     Accumulated other comprehensive income at March 31, 1998 and December 31, 1997 consists of cumulative foreign translation adjustments.

3.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                 Net        Common     Per-Share
                                               Income       Shares       Amount
                                              -------       -------    ---------
Three Months Ended March 31, 1998
    Net income                                $ 1,836
    Dividends applicable to preferred stock      (150)
                                              -------

    Basic earnings per share:
       Income available to common stock         1,686        32,189     $   0.05
                                                                        ========

    Effect of dilutive securities:
       Common stock options                      --             771
                                              -------       -------

    Diluted earnings per share:
       Income available to common stock
        and assumed options exercised         $ 1,686        32,960     $   0.05
                                              =======       =======     ========

Three Months Ended March 31, 1997
    Net income                                $ 1,529
    Dividends applicable to preferred stock      (123)
                                              -------

    Basic earnings per share:
       Income available to common stock         1,406        33,121     $   0.04
                                                                        ========

    Effect of dilutive securities:
       Common stock options                      --             450
                                              -------       -------

    Diluted earnings per share:
       Income available to common stock
       and assumed options exercised          $ 1,406        33,571     $   0.04
                                              =======       =======     ========

KANEB SERVICES, INC. AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

     Operating Results:

     Industrial Field Services
                                          Three Months Ended
                                               March 31,
                                             1998     1997
                                           -------  -------
                                             (in millions)
               Revenues:
                  United States            $   8.9  $   7.7
                  Europe                      15.9     14.3
                  Asia-Pacific                 2.7      0.6
                                           -------  -------

                  Total revenues           $  27.5  $  22.6
                                           =======  =======

               Operating income:
                  United States            $   0.5  $   0.3
                  Europe                       0.5      0.8
                  Asia-Pacific                 0.1     (0.1)
                  Headquarters                (0.1)    (0.1)
                                           -------  -------

               Total operating income      $   1.0  $   0.9
                                           =======  =======

               Capital expenditures        $   0.6  $   0.7
                                           =======  =======

     This business segment provides specialized industrial field services, including under-pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections, to the process and power industry worldwide.

     For the quarter ended March 31, 1998, revenues for the United States increased 16%, compared to the same 1997 period, due primarily to higher on-site machining, valve repair and other turnaround services. The 11% increase in first quarter 1998 revenues for Europe is due primarily to increases in passive fire protection work, on-site machining and valve repair services. The $2.1 million increase in first quarter 1998 Asia-Pacific revenues is due primarily to the operations of Australia and New Zealand acquired effective July 1, 1997.

     Overall, operating income increased $0.1 million in the first quarter of 1998, compared to the same prior year period, due to the improvements in revenues and operating income for the United States and Asia-Pacific, which were partially offset by high margin, nonrecurring sales in Europe in the first quarter of 1997.

     Pipeline, Terminaling and Product Marketing Services

                                           Three Months Ended
                                               March 31,
                                             1998     1997
                                           -------  -------
                                             (in millions)
            Revenues:
               Pipeline and terminaling    $  28.1  $  28.6
               Product marketing               1.9     --
                                           -------  -------
                                           $  30.0  $  28.6
                                           =======  =======

            Operating income               $  11.9  $  11.9
                                           =======  =======

            Capital expenditures,
               excluding acquisitions      $   2.4  $   1.9
                                           =======  =======

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's product marketing business acquired in late March 1998. KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwest and Eastern Rocky Mountain areas and provides terminaling and storage services for petroleum products and specialty liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership. The product marketing business provides motor fuel wholesale marketing services throughout the Midwest and Rocky Mountain regions, as well as California.

     For the quarter ended March 31, 1998, pipeline and terminaling revenues decreased $0.5 million, compared to the same 1997 period, due to a $0.7 million decrease in terminaling revenues, partially offset by a $0.2 million increase in pipeline revenues. The decrease in first quarter 1998 terminaling revenues resulted primarily from lower rates realized for storage, due to a larger proportionate volume of lower-rate products being stored in the first quarter of 1998, compared to the same period in 1997. The increase in the first quarter 1998 pipeline revenues is due to an 11% increase in volumes shipped, when compared to the same period in 1997.

     Capital expenditures of $2.4 million for the first quarter of 1998 relate to the maintenance of existing operations.

     Other Operations

     The Company recorded revenues of $2.0 million and operating income of $0.7 million in each of the first quarters ended March 31, 1998 and 1997, related to subsidiaries that provide information processing, payment and collection services primarily to financial institutions.

     Financial Condition

     During  the first  three  months of 1998,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $9.9 million and $13.5 million for the periods ended March 31, 1998 and 1997, respectively. Capital expenditures were $3.0 million in the 1998 period compared to $2.6 million in 1997.

     Consolidated capital expenditures have been estimated at $10 million to $15 million, depending upon the economic environment and the needs of the business. Capital expenditures in 1998 are expected to be funded by internally generated funds.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.

KANEB SERIVCES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           Part II - Other Information

     Item 6.      Exhibits and reports on Form 8-K

         (a)      Exhibits.
                     27.        Financial Data Schedule

         (b) Reports on Form 8-K - Registrant's Current Report on Form 8-K, dated April 9, 1998 (SEC File No. 001-05083), was filed to report, in Item 5, the declaration of a dividend in connection with the adoption of a replacement Stockholder's Rights Plan.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

DATED:  May 12, 1998

                                             KANEB SERVICES, INC.
                                             (Registrant)
                                                  //s//
                                             Michael R. Bakke
                                             Controller