Form 10-Q
period 1998-06-30
KANEB SERVICES INC
filed 1998-08-13
CIK 54441

--------------------------------------------------------------------------------

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

For the Quarterly Period                                         Commission File
Ended June 30, 1998                                              Number 001-5083

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

Class of Common Stock                              Outstanding at August 7, 1998
  no par value                                            31,438,129 shares

--------------------------------------------------------------------------------

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JUNE 30, 1998
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Income - Three and Six Months
              Ended June 30, 1998 and 1997                                    1

           Condensed Consolidated Balance Sheets - June 30, 1998
              and December 31, 1997                                           2

           Condensed Consolidated Statements of Cash Flows - Six
              Months Ended June 30, 1998 and 1997                             3

           Notes to Consolidated Financial Statements                         4

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   7

                           Part II. Other Information

Item 6.    Exhibits and Reports on Form 8-K                                   10

Signature                                                                     10

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                              ----------------------    ----------------------
                                                 1998         1997        1998          1997
                                              ---------    ---------    ---------    ---------
Revenues                                      $ 100,492    $  58,388    $ 159,993    $ 111,542
                                              ---------    ---------    ---------    ---------

Costs and expenses:
     Operating costs                             79,949       38,598      121,730       74,057
     Depreciation and amortization                4,202        4,176        8,249        8,389
     General and administrative                   1,360        1,369        2,426        2,407
                                              ---------    ---------    ---------    ---------

         Total costs and expenses                85,511       44,143      132,405       84,853
                                              ---------    ---------    ---------    ---------

Operating income                                 14,981       14,245       27,588       26,689

Other income (expense), net                          62          (75)          25          (95)
Interest expense                                 (3,891)      (3,828)      (7,636)      (7,690)
Amortization of excess of cost over fair
   value of net assets of acquired business        (495)        (462)        (970)        (923)
                                              ---------    ---------    ---------    ---------

Income before interest of outside non-
   controlling partners in KPP's net
   income and income tax expense                 10,657        9,880       19,007       17,981
Interest of outside non-controlling
   partners in KPP's net income                  (6,762)      (6,724)     (12,817)     (12,744)
Income tax expense                                 (530)        (449)        (989)      (1,001)
                                              ---------    ---------    ---------    ---------

Net income                                        3,365        2,707        5,201        4,236
Dividends applicable to preferred stock             158          129          308          252
                                              ---------    ---------    ---------    ---------

Net income applicable to common stock         $   3,207    $   2,578    $   4,893    $   3,984
                                              =========    =========    =========    =========

Earnings per common share -
   Basic and Diluted                          $     .10    $     .08    $     .15    $     .12
                                              =========    =========    =========    =========




                 See notes to consolidated financial statements
                                       1

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                          June 30,  December 31,
                                                            1998        1997
                                                        ----------- ------------
       ASSETS                                           (Unaudited)
Current assets:
   Cash and cash equivalents                           $  11,878      $  23,025
   Accounts receivable, trade                             48,118         35,268
   Inventories                                            11,082          7,079
   Prepaid expenses and other current assets               5,183          5,693
                                                       ---------      ---------
     Total current assets                                 76,261         71,065
                                                       ---------      ---------

Property and equipment                                   395,805        383,078
Less accumulated depreciation and amortization           128,280        121,717
                                                       ---------      ---------
     Net property and equipment                          267,525        261,361
                                                       ---------      ---------

Excess of cost over fair value of net assets
 of acquired business                                     63,500         62,719

Other assets                                               7,485          7,128
                                                       ---------      ---------
                                                       $ 414,771      $ 402,273
                                                       =========      =========
       LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt                   $  10,396      $   5,394
   Accounts payable                                       15,817          9,569
   Accrued expenses                                       39,026         35,679
                                                       ---------      ---------
     Total current liabilities                            65,239         50,642
                                                       ---------      ---------

Long-term debt, less current portion:
   Industrial field services                              22,766         25,268
   Pipeline, terminaling and
     product marketing services                          134,000        132,118
   Parent company                                         23,666         23,666
                                                       ---------      ---------
     Total long-term debt, less current portion          180,432        181,052
                                                       ---------      ---------

Deferred income taxes and other liabilities               15,541         15,903

Interest of outside non-controlling partners in KPP       74,791         76,229

Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value                      5,792          5,792
   Common stock, without par value                         4,239          4,234
   Additional paid-in-capital                            197,300        197,242
   Accumulated deficit                                   (96,598)      (101,491)
   Unamortized restricted stock compensation                (141)          --
   Treasury stock, at cost                               (29,737)       (25,216)
   Accumulated other comprehensive income (loss)
     - foreign currency translation adjustment            (2,087)        (2,114)
                                                       ---------      ---------
       Total stockholders' equity                         78,768         78,447
                                                       ---------      ---------
                                                       $ 414,771      $ 402,273
                                                       =========      =========
                 See notes to consolidated financial statements
                                       2

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                         1998             1997
                                                       --------        ---------
Operating activities:
   Net income                                          $  5,201        $  4,236
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                     8,249           8,389
        Interest of outside non-controlling
          partners in KPP                                12,817          12,744
        Amortization of excess of cost over fair
          value of net assets acquired                      970             923
        Deferred income taxes                               292             435
        Changes in working capital components            (6,748)         (2,284)
                                                       --------        --------

         Net cash provided by operating activities       20,781          24,443
                                                       --------        --------

Investing activities:
   Capital expenditures                                  (7,192)         (6,774)
   Acquisitions of pipelines, terminals and
     product marketing services                          (7,829)           --
   Other, net                                            (2,417)            559
                                                       --------        --------

         Net cash used in investing activities          (17,438)         (6,215)
                                                       --------        --------

Financing activities:
   Issuance of long-term debt                            10,247           4,939
   Payments on long-term debt                            (5,655)         (6,613)
   Preferred stock dividends paid                          (228)           (252)
   Distributions to outside non-controlling
     partners in KPP                                    (14,255)        (13,157)
   Common stock issued                                      137            --
   Purchase of treasury stock                            (4,736)         (3,471)
                                                       --------        --------

         Net cash used in financing activities          (14,490)        (18,554)
                                                       --------        --------

Decrease in cash and cash equivalents                   (11,147)           (326)
Cash and cash equivalents at beginning of period         23,025          23,693
                                                       --------        --------

Cash and cash equivalents at end of period             $ 11,878        $ 23,367
                                                       ========        ========


                 See notes to consolidated financial statements
                                       3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 1998 and the consolidated results of their operations and cash flows for the periods ended June 30, 1998 and 1997. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Comprehensive income for the three and six months ended June 30, 1998 and 1997 is as follows:

                                         Three Months Ended     Six Months Ended
                                               June 30,             June 30,
                                         ------------------    -----------------
                                           1998      1997       1998      1997
                                         --------   -------    -------  --------
                                                      (in thousands)

     Net income                          $ 3,365   $ 2,707    $ 5,201   $ 4,236
     Other comprehensive income - foreign
        currency translation adjustment       26      (713)        27    (2,068)
                                         -------   -------    -------   -------

     Comprehensive income                $ 3,391   $ 1,994    $ 5,228   $ 2,168
                                         =======   =======    =======   =======

3.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):
                                                 Net         Common    Per-Share
                                               Income        Shares      Amount
                                               -------      -------     --------
     Three Months Ended June 30, 1998
     --------------------------------
     Net income                                $ 3,365
     Dividends applicable to preferred stock      (158)
                                               -------

     Basic earnings per share:
       Income available to common stock         3,207        31,944     $   0.10
                                                                        ========

     Effect of dilutive securities:
       Common stock options                      --             800
                                             --------       -------
     Diluted earnings per share:
       Income available to common stock
       and assumed options exercised          $ 3,207        32,744     $   0.10
                                              =======       =======     ========

     Three Months Ended June 30, 1997
     --------------------------------
     Net income                               $ 2,707
     Dividends applicable to preferred stock     (129)
                                              -------

     Basic earnings per share:
       Income available to common stock         2,578        32,615     $   0.08
                                                                        ========

     Effect of dilutive securities:
       Common stock options                      --             495
                                             --------       -------
     Diluted earnings per share:
       Income available to common stock
       and assumed options exercised          $ 2,578        33,110     $   0.08
                                              =======       =======     ========

     Six Months Ended June 30, 1998
     ------------------------------
     Net income                               $ 5,201
     Dividends applicable to preferred stock     (308)
                                              -------

     Basic earnings per share:
       Income available to common stock         4,893        32,066     $   0.15
                                                                        ========

     Effect of dilutive securities:
       Common stock options                      --             777
                                             --------       -------

     Diluted earnings per share:
       Income available to common stock
       and assumed options exercised          $ 4,893        32,843     $   0.15
                                              =======       =======     ========

                                                 Net         Common    Per-Share
                                               Income        Shares      Amount
                                              -------      -------     ---------
     Six Months Ended June 30, 1997
     ------------------------------
     Net income                               $ 4,236
     Dividends applicable to preferred stock     (252)
                                              -------

     Basic earnings per share:
       Income available to common stock         3,984        32,866     $   0.12
                                                                        ========

     Effect of dilutive securities:
       Common stock options                      --             474
                                             --------       -------
     Diluted earnings per share:
       Income available to common stock
       and assumed options exercised          $ 3,984        33,340     $   0.12
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

     Operating Results:

     Industrial Field Services

                                         Three Months Ended    Six Months Ended
                                               June 30,           June 30,
                                         ------------------   ------------------
                                           1998       1997     1998       1997
                                         --------   -------   -------   --------
                                                      (in millions)
     Revenues:
        United States                    $   8.9    $   8.9   $  17.8   $  16.6
        Europe                              17.9       17.0      33.8      31.3
        Asia-Pacific                         2.7        0.9       5.4       1.5
                                         -------    -------   -------    ------
        Total Revenues                   $  29.5    $  26.8   $  57.0   $  49.4
                                         =======    =======   =======   =======

     Operating income:
       United States                    $    .3    $    .6    $    .8   $    .9
       Europe                               1.9        1.6        2.4       2.4
       Asia-Pacific                          .3         .1         .4      --
       Headquarters                         (.3)       (.3)       (.4)      (.4)
                                        -------    -------    -------    ------
       Total operating income           $   2.2    $   2.0    $   3.2   $   2.9
                                        =======    =======    =======   =======

     Capital expenditures               $    .7    $    .5    $   1.3   $   1.2
                                        =======    =======    =======   =======

     This business segment provides specialized industrial field services, including under-pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

     For the three and six months ended June 30, 1998, revenues for the Industrial Field Services segment increased 10% and 15%, respectively, compared to the same 1997 periods, due to overall improvements in each of the three geographical areas. For the six months ended June 30, 1998, revenues for the United States increased 7%, compared to the same 1997 period, due primarily to higher on-site machining and valve repair services. Revenues in Europe increased 5% and 8% for the three and six months ended June 30, 1998, respectively, due primarily to increases in passive fire protection and leak sealing services. The $1.8 million and $3.9 million increase in Asia-Pacific revenues for the three and six month periods ended June 30, 1998, respectively, is primarily attributable to the operations of Australia acquired effective July 1, 1997.

     Overall, Industrial Field Services operating income increased $0.2 million for the three months ended June 30, 1998, compared to the same prior year period, primarily due to improvements in revenues and operating income for Europe and Asia-Pacific, partially offset by a decrease in United States operating income due principally to customer-delayed plant turnarounds. For the six months ended June 30, 1998, operating income increased $0.3 million, compared to 1997, due primarily to increases in revenues and operating income in the Asia-Pacific area.

     Pipeline, Terminaling and Product Marketing Services

                                         Three Months Ended    Six Months Ended
                                               June 30,           June 30,
                                         ------------------   ------------------
                                           1998       1997     1998       1997
                                         --------   -------   -------   --------
                                                      (in millions)

     Revenues:
        Pipeline and terminaling         $  30.6    $  29.8   $  58.6   $  58.4
        Product marketing                   37.7        --       39.6       --
                                         -------    -------   -------   -------
                                         $  68.3    $  29.8   $  98.2   $  58.4
                                         =======    =======   =======   =======

     Operating income                    $  13.2    $  12.9   $  25.1   $  24.8
                                         =======    =======   =======   =======

     Capital expenditures,
        excluding acquisitions           $   3.4    $   3.4   $   5.8   $   5.2
                                         =======    =======   =======   =======

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's product marketing business acquired in late March 1998. KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwest and Eastern Rocky Mountain areas and provides terminaling and storage services for petroleum products and specialty chemicals. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership. The product marketing business provides motor fuel wholesale marketing services throughout the Midwest and Rocky Mountain regions, as well as California.

     The $0.8 million increase in pipeline and terminaling revenues for the quarter ended June 30, 1998 is due to a $0.4 million increase in both pipeline and terminaling revenues, when compared to 1997. For the six month period ended June 30, 1998, pipeline and terminaling revenues increased by $0.2 million, compared to 1997, due to a $0.5 million increase in pipeline revenues, partially offset by a $0.3 million decrease in terminaling revenues. The increase in pipeline revenues for the three and six months ended June 30, 1998 is due to increases in volumes shipped, when compared to 1997. The increase in terminaling revenues for the three months ended June 30, 1998 is due to an increase in tank utilization due to favorable market conditions. The decrease in terminaling revenues for the six months ended June 30, 1998 resulted primarily from overall lower rates realized for storage, due to the storage of a larger proportionate volume of lower-rate products, when compared to the same period in 1997.

     Capital expenditures of $3.4 million and $5.8 million for the three and six months ended June 30, 1998, respectively, relate to the maintenance of existing operations.

     Other Operations

     The Company recorded revenues of $2.7 million and $4.7 million for the three and six months ended June 30, 1998, respectively, compared to $1.8 and $3.7 million for the three and six months ended June 30, 1997, related to subsidiaries that provide information processing, payment and collection services primarily to financial institutions. Related operating income for the three and six months ended June 30, 1998 was $1.0 million and $1.7 million, respectively, compared to $0.7 million and $1.4 million for the three and six months ended June 30, 1997

     Financial Condition

     During  the  first  six  months  of 1998,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $20.8 million and $24.4 million for the six months ended June 30, 1998 and 1997, respectively. Capital expenditures (excluding acquisitions) were $7.2 million for the six months ended June 30, 1998, compared to $6.8 million in 1997.

     Consolidated capital expenditures (excluding acquisitions) have been estimated at $10 million to $15 million, depending upon the economic environment and the needs of the business. Capital expenditures in 1998 are expected to be funded by internally generated funds.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.

     Although the Company believes that most of its activities and operations are not materially impacted by Year 2000 concerns, it has undertaken a review and testing of its computer systems to identify Year 2000-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Company are licensed from third parties and are Year 2000 compliant or will be upgraded to Year 2000 compliant releases over the next year. At this time, the Company cannot assess the extent to which further actions will be required, or assess whether this issue will have a material effect upon future operations. The Company does not anticipate that the incremental cost to become fully Year 2000 compliant will be material.

                           PART II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits.

                  10.1   Amended Deferred Stock Unit Plan
                  10.2   Amended 1996 Supplemental Deferred Compensation Plan
                  10.3   Amended Non-Employee Directors Deferred Stock Unit Plan
                  10.4   Amended 1996 Directors Stock Incentive Plan
                  27.    Financial Data Schedule


         (b) Reports on Form 8-K - Registrant's Current Report on Form 8-K, dated April 9, 1998 (SEC File No. 001-05083), was filed to report, in Item 5, the declaration of a dividend in connection with the adoption of a replacement Stockholder Rights Plan.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                             KANEB SERVICES, INC.
                                             (Registrant)


Date:  August 13, 1998                       Michael R. Bakke
                                             Controller