Form 10-Q
period 1998-09-30
KANEB SERVICES INC
filed 1998-11-16
CIK 54441

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

For the Quarterly Period                                        Commission File
Ended September 30, 1998                                       Number 001-05083

                              KANEB SERVICES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              74-1191271
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

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

Class of Common Stock                           Outstanding at November 13, 1998
    no par value                                            31,413,729 shares

--------------------------------------------------------------------------------

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------




                                                                        Page No.
                   Part I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income - Three and Nine Months
             Ended September 30, 1998 and 1997                              1

          Condensed Consolidated Balance Sheets - September 30, 1998
             and December 31, 1997                                          2

          Condensed Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 1998 and 1997                       3

          Notes to Consolidated Financial Statements                        4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  7

                   Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                 11

Signature                                                                  11

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                              ----------------------    ----------------------
                                                 1998         1997          1998        1997
                                              ---------    ---------    ---------    ---------
Revenues ..................................   $ 105,476    $  62,074    $ 265,469    $ 173,616
                                              ---------    ---------    ---------    ---------
Costs and expenses:
     Operating costs ......................      81,911       41,054      203,641      115,111
     Depreciation and amortization ........       4,192        4,041       12,441       12,430
     General and administrative ...........       1,466        1,284        3,892        3,691
                                              ---------    ---------    ---------    ---------
         Total costs and expenses .........      87,569       46,379      219,974      131,232
                                              ---------    ---------    ---------    ---------
Operating income ..........................      17,907       15,695       45,495       42,384

Other income (expense), net ...............          30           79           55          (16)
Interest expense ..........................      (3,918)      (3,967)     (11,554)     (11,657)
Amortization of excess of cost over fair
   value of net assets of acquired business        (500)        (482)      (1,470)      (1,405)
                                              ---------    ---------    ---------    ---------
Income before interest of outside non-
   controlling partners in KPP's net
   income and income tax expense ..........      13,519       11,325       32,526       29,306
Interest of outside non-controlling
   partners in KPP's net income ...........      (8,101)      (7,370)     (20,918)     (20,114)
Income tax expense ........................        (984)        (679)      (1,973)      (1,680)
                                              ---------    ---------    ---------    ---------

Net income ................................       4,434        3,276        9,635        7,512
Dividends applicable to preferred stock ...         131          126          439          378
                                              ---------    ---------    ---------    ---------

Net income applicable to common stock .....   $   4,303    $   3,150    $   9,196    $   7,134
                                              =========    =========    =========    =========
Earnings per common share:
   Basic ..................................   $     .14    $     .10    $     .29    $     .22
                                              =========    =========    =========    =========
   Diluted ................................   $     .13    $     .10    $     .28    $     .21
                                              =========    =========    =========    =========

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------
                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------- ------------
       ASSETS                                          (Unaudited)
Current assets:
   Cash and cash equivalents ..........................  $  18,244    $  23,025
   Accounts receivable, trade .........................     51,285       35,268
   Inventories ........................................     10,631        7,079
   Prepaid expenses and other current assets ..........      7,658        5,693
                                                         ---------    ---------
     Total current assets .............................     87,818       71,065
                                                         ---------    ---------

Property and equipment ................................    407,355      383,078
Less accumulated depreciation and amortization ........    131,627      121,717
                                                         ---------    ---------
     Net property and equipment .......................    275,728      261,361
                                                         ---------    ---------

Excess of cost over fair value of net assets
 of acquired business .................................     63,001       62,719

Other assets ..........................................      8,446        7,128
                                                         ---------    ---------
                                                         $ 434,993    $ 402,273
                                                         =========    =========
       LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt ..................  $  12,113    $   5,394
   Accounts payable ...................................     16,996        9,569
   Accrued expenses ...................................     43,538       35,679
                                                         ---------    ---------
     Total current liabilities ........................     72,647       50,642
                                                         ---------    ---------

Long-term debt, less current portion:
   Industrial field services ..........................     22,711       25,268
   Pipeline, terminaling and product marketing services    139,300      132,118
   Parent company .....................................     23,666       23,666
                                                         ---------    ---------
     Total long-term debt, less current portion .......    185,677      181,052
                                                         ---------    ---------

Deferred income taxes and other liabilities ...........     17,087       15,903

Interest of outside non-controlling partners in KPP ...     75,765       76,229

Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value .................      5,792        5,792
   Common stock, without par value ....................      4,239        4,234
   Additional paid-in-capital .........................    197,268      197,242
   Accumulated deficit ................................    (92,295)    (101,491)
   Unamortized restricted stock compensation ..........       (141)        --
   Treasury stock, at cost ............................    (29,709)     (25,216)
   Accumulated other comprehensive income (loss)
     - foreign currency translation adjustment ........     (1,337)      (2,114)
                                                         ---------    ---------
       Total stockholders' equity .....................     83,817       78,447
                                                         ---------    ---------
                                                         $ 434,993    $ 402,273
                                                         =========    =========

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------
                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                              1998        1997
                                                           --------    ---------
Operating activities:
   Net income .............................................$  9,635    $  7,512
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization .....................  12,441      12,430
        Interest of outside non-controlling partners in KPP  20,918      20,114
        Amortization of excess of cost over fair
          value of net assets acquired ....................   1,470       1,405
        Deferred income taxes .............................     491         552
        Changes in working capital components .............  (5,652)        296
                                                           --------    --------

         Net cash provided by operating activities ........  39,303      42,309
                                                           --------    --------

Investing activities:
   Capital expenditures ................................... (10,207)     (9,261)
   Acquisitions of terminals and product
     marketing services ................................... (16,174)       --
   Other, net .............................................  (2,623)     (6,126)
                                                           --------    --------
         Net cash used in investing activities ............ (29,004)    (15,387)
                                                           --------    --------

Financing activities:
   Issuance of long-term debt .............................  21,547       7,831
   Payments on long-term debt ............................. (10,203)     (5,744)
   Preferred stock dividends paid .........................    (439)       (378)
   Distributions to outside non-controlling partners in KPP (21,382)    (20,284)
   Common stock issued ....................................     133          55
   Purchase of treasury stock .............................  (4,736)     (4,612)
                                                           --------    --------

         Net cash used in financing activities ............ (15,080)    (23,132)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents ..........  (4,781)      3,790
Cash and cash equivalents at beginning of period ..........  23,025      23,693
                                                           --------    --------

Cash and cash equivalents at end of period ................$ 18,244    $ 27,483
                                                           ========    ========

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 1998 and 1997, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries were disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of the Company's management, the accompanying consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 1998 and the consolidated results of their operations and cash flows for the periods ended September 30, 1998 and 1997. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

2.   COMPREHENSIVE INCOME

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.

     Comprehensive income for the three and nine months ended September 30, 1998 and 1997 is as follows:

                                         Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                         -----------------    -----------------
                                           1998      1997       1998      1997
                                         -------    ------    -------   -------
                                                      (in thousands)

     Net income                          $ 4,434   $ 3,276    $ 9,635   $ 7,512
     Other comprehensive income - foreign
        currency translation adjustment      750      (789)       777    (2,857)
                                         -------   -------    -------   -------

     Comprehensive income                $ 5,184   $ 2,487    $10,412   $ 4,655
                                         =======   =======    =======   =======


3.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):
                                                        Net    Common  Per-Share
                                                      Income   Shares    Amount
                                                     -------   ------  ---------
       Three Months Ended September 30, 1998
       -------------------------------------
           Net income                                $ 4,434
           Dividends applicable to preferred stock      (131)
                                                     -------

           Basic earnings per share:
              Income available to common stock         4,303   31,443  $    .14
                                                                       ========

           Effect of dilutive securities:
              Common stock options                      -         841
                                                     -------  -------
           Diluted earnings per share:
              Income available to common stock
              and assumed options exercised          $ 4,303   32,284  $    .13
                                                     =======  =======  ========

       Three Months Ended September 30, 1997
       -------------------------------------
           Net income                                $ 3,276
           Dividends applicable to preferred stock      (126)
                                                     -------

           Basic earnings per share:
              Income available to common stock         3,150   32,301  $    .10
                                                                       ========

           Effect of dilutive securities:
              Common stock options                      -         620
                                                     -------  -------
           Diluted earnings per share:
              Income available to common stock
              and assumed options exercised          $ 3,150   32,921  $    .10
                                                     =======  =======  ========

       Nine Months Ended September 30, 1998
       ------------------------------------
           Net income                                $ 9,635
           Dividends applicable to preferred stock      (439)
                                                     -------

           Basic earnings per share:
              Income available to common stock         9,196   31,856  $    .29
                                                                       ========

           Effect of dilutive securities:
              Common stock options                      -         904
                                                     -------  -------
           Diluted earnings per share:
              Income available to common stock
              and assumed options exercised          $ 9,196   32,760  $    .28
                                                     =======  =======  ========

       Nine Months Ended September 30, 1997
       ------------------------------------
           Net income                                $ 7,512
           Dividends applicable to preferred stock      (378)
                                                     -------

           Basic earnings per share:
              Income available to common stock         7,134   32,676  $    .22
                                                                       ========

           Effect of dilutive securities:
              Common stock options                      -         520
                                                     -------  -------
           Diluted earnings per share:
              Income available to common stock
              and assumed options exercised          $ 7,134   33,196  $    .21
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

     Operating Results:

     Industrial Field Services

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                   --------------------    --------------------
                                      1998        1997        1998        1997
                                   --------    --------    --------    --------
                                                  (in thousands)
     Revenues:
        United States              $  9,070    $  8,721    $ 26,910    $ 25,335
        Europe                       16,338      16,655      50,139      47,944
        Asia-Pacific                  2,896       3,209       8,253       4,736
                                   --------    --------    --------    --------
        Total Revenues             $ 28,304    $ 28,585    $ 85,302    $ 78,015
                                   ========    ========    ========    ========

     Operating income:
        United States              $    775    $    335    $  1,584    $  1,274
        Europe                        1,551       1,612       3,956       3,986
        Asia-Pacific                    442         618         815         628
        Headquarters                   (467)       (162)       (846)       (606)
                                   --------    --------    --------    --------
        Total operating income     $  2,301    $  2,403    $  5,509    $  5,282
                                   ========    ========    ========    ========

     Capital expenditures,
        excluding acquisitions     $    602    $    511    $  1,950    $  1,744
                                   ========    ========    ========    ========

     This business segment provides specialized industrial field services, including under-pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

     For the three months ended September 30, 1998, revenues for the Industrial Field Services segment decreased slightly, when compared to the same 1997 period, due primarily to the overall weakening of economic conditions in Asia-Pacific and Europe markets, partially offset by modest gains in the United States. In the United States, revenues increased 4%, compared to the same period in 1997, due primarily to improvements in on-site machining and leak sealing services. Asia-Pacific revenues decreased by 10% in the third quarter of 1998, compared to 1997, due primarily to declines in on-site machining services in Australia. In Europe, revenues decreased by 2%, due to lower other process plant services in the United Kingdom and in Germany.

     For the nine months ended September 30, 1998, Industrial Field Services revenues increased by 9%, compared to the same period in 1997, due to overall improvements in each of the three geographical areas. In the United States, revenues increased 6% due primarily to improvements in on-site machining and leak sealing services. In Europe, revenues increased by 5% due primarily to increases in passive fire protection and leak sealing services. The increase in Asia-Pacific revenues is primarily attributable to the operations of Australia acquired effective July 1, 1997.

     Overall, Industrial Field Services operating income decreased by $0.1 million for the quarter ended September 30, 1998, compared to the same prior year period, due to decreases in revenues and operating income in Asia-Pacific and Europe, a result of the overall weakening of economic conditions in these regions. For the nine months ended September 30, 1998, operating income increased by $0.2 million, compared to 1997, due to overall increases in revenues and operating income in the United States and in Asia-Pacific primarily attributable to the operations of Australia acquired effective July 1, 1997.


     Pipeline, Terminaling and Product Marketing Services

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                   --------------------    --------------------
                                      1998        1997        1998        1997
                                   --------    --------    --------    --------
                                                  (in thousands)
     Revenues:
        Pipeline and terminaling   $ 33,709    $ 31,465    $ 92,332    $ 89,837
        Product marketing            36,027       --         75,653       --
                                   --------    --------    --------    --------
                                   $ 69,736    $ 31,465    $167,985    $ 89,837
                                   ========    ========    ========    ========

        Operating income           $ 15,896    $ 13,862    $ 41,022    $ 38,669
                                   ========    ========    ========    ========
        Capital expenditures,
           excluding acquisitions  $  2,274    $  1,919    $  8,048    $  7,162
                                   ========    ========    ========    ========

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's petroleum products marketing business acquired in late March 1998. KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwest and Eastern Rocky Mountain areas and provides terminaling and storage services for petroleum products and specialty chemicals. The
     Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership. The petroleum products marketing business provides motor fuel wholesale marketing services throughout the Midwest and Rocky Mountain regions, as well as California.

     For the three months ended September 30, 1998, revenues for the Pipeline and Terminaling business increased by $2.2 million, or 7%, when compared to 1997, due to a $1.1 million increase in revenues in each of the pipeline and terminaling businesses. For the nine months ended September 30, 1998, pipeline and terminaling revenues increased by $2.5 million, or 3%, due to a $1.7 million increase in pipeline revenues and a $0.8 million increase in terminaling revenues. The increase in pipeline revenues for the three and nine months ended September 30, 1998 is due to increases in volumes shipped, when compared to the same periods in 1997. The increase in terminaling revenues for the three and nine months ended September 30, 1998 is due to an increase in tank utilization resulting from favorable market conditions.

     The $2.0 million increase in operating income for the quarter ended September 30, 1998, compared to 1997, is due primarily to a $0.8 million increase in pipeline operating income, a $0.9 million increase in terminaling operating income and $0.2 million from the petroleum products marketing business acquired in March 1998. For the nine months ended September 30, 1998, operating income increased by $2.4 million, compared to 1997, due primarily to a $1.4 million increase in pipeline operating income, a $0.2 million increase in terminaling operating income and $0.6 million from the petroleum products marketing business.

     Capital  expenditures  of $2.3  million and $8.0  million for the three and
     nine  months  ended  September  30,  1998,  respectively,   relate  to  the
     maintenance of existing operations.

     Other Operations

     The Company recorded revenues of $7.4 million and $12.2 million for the three and nine months ended September 30, 1998, respectively, compared to $2.0 and $5.8 million for the three and nine months ended September 30, 1997, related to subsidiaries that provide information processing, payment and collection services primarily to financial institutions. Related operating income for the three and nine months ended September 30, 1998 was $1.2 million and $2.9 million, respectively, compared to $0.8 million and $2.2 million for the three and nine months ended September 30, 1997

     Liquidity and Capital Resources

     During  the  first  nine  months of 1998,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $39.3 million and $42.3 million for the nine months ended September 30, 1998 and 1997, respectively. Capital expenditures (excluding acquisitions) were $10.2 million for the nine months ended September 30, 1998, compared to $9.3 million in 1997. Capital expenditures in 1998 are expected to be funded by internally generated funds.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.

     Year 2000 Issue

     Although the Company believes that most of its activities and operations are not materially impacted by Year 2000 Issues ("Y2K"), the Company recognizes the challenges associated with Y2K and has undertaken a review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Company are licensed from third parties and are Y2K compliant or will be upgraded to Y2K compliant releases over the next year. This issue is being addressed by the Company in multiple phases, including assessment, remediation, testing and implementation, and progress is being monitored by the Company's senior management. All material systems, on a world-wide basis, including non-information technology systems which may house non-compliant, imbedded technology, such as office machines, are being evaluated.

     In addition to addressing the Company's own systems, as described above, the Company must assess the state of readiness of the systems of other entities with which it does business. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Company's operations.

     The  Company  believes  its  success  in being  Y2K  compliant  will not be conclusively known until the year 2000 is actually reached. Although failure by one or more of the Company's own systems could result in lost revenues and/or additional expenses required to carry out manual processing of transactions, the Company cannot predict the effect that external forces could have on its business. Failures by banking institutions, the telecommunications industry and others could have far-reaching effects on the Company and the entire economy.

     The Company expects to complete its Y2K program in a timely manner. However, the Company believes that it is not possible to determine with certainty that all Y2K problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Company is in the process of evaluating and hiring an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Company. The plan is expected to be in place in by the end of the first quarter of 1999.

     Expenses incurred by the Company during 1997, and the first three quarters of 1998, related to assessing, remediating and testing its information technology systems, which was not material, have been expensed as incurred and funded from operations. The Company does not anticipate that the cost to become fully Y2K compliant will be material.

     This  entire   section  is  hereby   designated  a  "Year  2000   Readiness
     Disclosure", as defined in the Year 2000 Information and Readiness Disclosure Act.

                           PART II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits.

                      27.            Financial Data Schedule


         (b)       Reports on Form 8-K

                      Registrant's Current Report on Form 8-K, dated August 14, 1998, (SEC File No. 001-05083).

                      Registrant's Current Report on Form 8-K, dated November 6, 1998, (SEC File No. 001-05083).



                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                             KANEB SERVICES, INC.
                                             (Registrant)


Date:  November 16, 1998                               //s//
                                             ---------------------------
                                             Michael R. Bakke
                                             Controller