Form 10-K
period 1998-12-31
KANEB SERVICES INC
filed 1999-03-31
CIK 54441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1998

                                       OR

  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission file number 1-5083
                            KANEB SERVICES, INC.
             (Exact name of Registrant as specified in its Charter)

            Delaware                                        74-1191271
     (State  or  other  jurisdiction           (IRS Employee Identification No.)
   of  incorporation  or  organization)

    2435 North Central Expressway
          Richardson, Texas                                         75080
(Address of principal executive offices)                          (zip code)

       Registrant's telephone number, including area code: (972) 699-4000
           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
     Title of each class                                 on which registered
  Common Stock, Without Par Value                      New York Stock Exchange
  Adjustable Rate Cumulative Class A                   New York Stock Exchange
    Preferred Stock
  8 3/4% Convertible Subordinated                      New York Stock Exchange
    Debentures due 2008

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     Aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant: $124,484,300. This figure is estimated as of March 15, 1999, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $4.1875 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 15, 1999: 31,415,622.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I

Item 1.    Business


GENERAL

         Kaneb Services, Inc. ("Kaneb" or the "Company") conducts its principal businesses in three industry segments, specialized industrial field services, pipeline, terminaling and product marketing and information services. Each segment operates through separate groups of wholly-owned subsidiaries, Furmanite Worldwide, Inc., Kaneb Pipe Line Company and Kaneb Information Services, Inc., respectively. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized industrial field services, including underpressure leak sealing, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Western Europe, North America, Latin America and the Pacific Rim. See "Industrial Field Services." Kaneb Pipe Line Company ("KPL") operates and manages refined petroleum products pipeline transportation systems and petroleum products and specialty liquids terminal storage and pipeline facilities for the benefit of Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), which owns such systems and facilities through its subsidiaries. KPL also conducts product marketing activities through another wholly-owned subsidiary. Acquired by KPL in March 1998, this business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions and in California. See "Pipeline, Terminaling and Product Marketing Services." Kaneb Information Services, Inc. is engaged in the information management services industry through its wholly-owned subsidiaries, which offer products and services that, among other functions, enable financial institutions to monitor the insurance coverage of their loan collateral, provide computer hardware and consulting services to federal and state governmental agencies and private sector customers and provide consulting services to hospitals and hospital networks implementing telemedicine systems. See "Information Services."


         Kaneb Services, Inc. was incorporated in Delaware on January 23, 1953. The Company is a holding company that conducts its business through the subsidiaries identified above, among others. Kaneb's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (972) 699-4000.


OPERATING SEGMENTS

         Financial information regarding Kaneb's operating segments and foreign operations is presented under the caption "Business Segment Data" in Note 10 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.


INDUSTRIAL FIELD SERVICES

         The Furmanite group of companies offers a variety of specialized industrial field services to an international base of flow-process industry clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite has evolved into an international service company. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970's and 1980's, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. Kaneb acquired Furmanite in 1991 to diversify the Company's operations and take advantage of anticipated international growth opportunities. For the year ended December 31, 1998, Furmanite's sales and operating income were approximately $115,116,000 and $6,656,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products and Services

         Furmanite is an industry leader in providing on-line repairs of leaks ("leak sealing") in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair, heat exchanger repair and pipeline engineering services. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system and employing proprietary diagnostic equipment under license from Framatome Technologies. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 1998, 1997, and 1996, underpressure services represented approximately 38%, 35% and 37%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 46%, 45% and 41%, respectively, and product sales and other industrial services represented approximately 16%, 20% and 22%, respectively, of Furmanite's revenues for each of such years.

         Furmanite's on-line, underpressure leak sealing services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and/or patented and, the Company believes, provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees
Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials in order to effect the necessary repairs. These efforts are supported by an internal quality control group that works together with the on-site technicians in crafting these materials.

Customers and Markets

         Furmanite's customer base spans a broad industry spectrum, which includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, power generation and other flow-process industries in more than 25 countries. Over 80% of Furmanite's revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers, while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite and similarly situated organizations. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants, safety and environmental compliance requirements, and fulfillment of specialized services through the increased use of outsourcing, rather than an organization's in-house staff.

         Furmanite serves its customers from its Houston, Texas worldwide headquarters and maintains a strong presence in England, continental Europe and the Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Benecia, Charlotte, Chicago, Houston, Merrillville, New Jersey and Salt Lake City; and in Edmonton, Alberta and Sarnia, Ontario, Canada. Furmanite's worldwide strength is further supported by offices currently located in Australia (6 offices), Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore, South Africa and the United Kingdom (6 locations) and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 1998 were 31% for the United States, 59% for Europe and 10% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 10 to the Company's consolidated financial statements.

         Furmanite's underpressure leak sealing and other specialty field services are marketed primarily through direct sales calls on customers by salesmen based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week.
Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and, to date, has had no material warranty claims. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

Safety, Environmental and Other Regulatory Matters

         Many aspects of Furmanite's operations are subject to governmental regulation. National, state and local authorities of the U.S. and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite's services and which otherwise affect its operations. Additionally, Furmanite participates, from time to time, with various regulatory authorities in certain studies, reviews and inquiries of its projects and/or operations. Further, because of its international presence,
Furmanite is subject to a number of political and economic uncertainties, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, Furmanite's services are paid, and its operations are typically funded, in the currency of the particular country in which its business activities are conducted.

         Underpressure leak sealing and other Furmanite services are often performed in emergency situations under circumstances involving exposure to high temperatures and pressures, potential contact with caustic or toxic materials, fire and explosion hazards and environmental contamination, any of which can cause serious personal injury or property damage. Furmanite manages its operating risks by providing its technicians with extensive on-going classroom and field training and supervision, maintaining a technical support system through its staff of professionally qualified specialists, establishing and enforcing strict safety and competency requirements, standardizing procedures and evaluating new materials and techniques for use in connection with its lines of service. Furmanite also maintains insurance coverage for certain risks, although there is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect the Company against liability and loss of revenues resulting from the consequences of a significant accident.


PIPELINE, TERMINALING AND PRODUCT MARKETING SERVICES

         Through its KPL subsidiary, Kaneb manages and operates its refined petroleum products pipeline transportation system and petroleum products and specialty liquids terminal storage business, for the benefit of KPP, which owns such systems and facilities through its subsidiaries. The pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota and Wyoming, as well as related terminaling activities. The terminaling business is conducted by KPP under the tradenames of "ST Services" and
"StanTrans, Inc.," among others (collectively, "ST"). Kaneb operates ST's 33 terminal storage facilities in 18 states and the District of Columbia and six terminal storage facilities in the United Kingdom (See "Recent Development"), with total storage capacity of approximately 27,566,000 barrels. Including those situated along its refined petroleum products pipeline systems, the Partnership's terminal storage operations comprise the third largest independent liquids terminaling company in the United States. For a more detailed discussion of the business, activities and results of operations of KPP than that which is contained herein, reference is made to its Annual Report on Form 10-K for the year ended December 31, 1998, and other publicly filed documents of the Partnership (NYSE: KPP).

         Additionally, in March 1998, a wholly-owned subsidiary of KPL acquired a products marketing business which provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions and in California. See "Product Marketing Operations."


Pipeline Transportation Systems

Markets Served

         Initially built in 1953, the KPP pipeline transportation operations currently consist of two primary pipeline systems: the East and West Pipelines (the "Pipelines"), with its operational headquarters located in Wichita, Kansas. The East Pipeline is a 2,092 mile integrated pipeline, ranging between six and sixteen inches in diameter, that transports refined petroleum products received from refineries in southeast Kansas or other interconnecting pipelines to terminals in Iowa, Kansas, Nebraska, North Dakota and South Dakota and to
receiving pipeline connections in Kansas. The East Pipeline has direct connections to two Kansas refineries and has direct access by third-party pipelines to four other refineries in Kansas, Oklahoma and Texas. The East Pipeline also provides access to Gulf Coast suppliers of refined petroleum products through connecting pipelines which receive products from a pipeline originating on the Gulf Coast and receives propane through five connecting pipelines from gas processing plants in Kansas, New Mexico, Oklahoma and Texas. The East Pipeline's operation also includes 16 public truck loading terminals located in five states, comprised of a total of 233 tanks having storage capacity of approximately 3,500,000 barrels of product, and has intermediate storage facilities in McPherson and El Dorado, Kansas, consisting of 23 tanks having an aggregate storage capacity of approximately 922,000 barrels.

         The West Pipeline, acquired by the Partnership from Wyco Pipe Line Company in February 1995, consists of approximately 550 miles of six to eight inch diameter pipeline that transports refined petroleum products received directly and by other interconnecting pipelines from refineries located in Colorado, Montana, South Dakota and Wyoming to terminals in Colorado, South Dakota and Wyoming. The West Pipeline's operations include four public truck loading terminals, also located in Colorado, South Dakota and Wyoming, having storage capacity of over 1,700,000 barrels of product. Through these facilities and operations, the West Pipeline serves the Denver and northeastern Colorado markets and supplies jet fuel to Ellsworth Air Force Base, Rapid City, South Dakota.

         The West Pipeline is the nearest pipeline system paralleling the East Pipeline to the west. Consequently, there is a high level of commonality of shippers on the Pipelines and, due to the proximity of the East and West Pipelines to one another, they often face similar competitive issues. The Pipelines' more significant competitors include refineries, common carrier pipelines, proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Partnership's pipeline systems and operations deliver products. In particular, the Pipelines' major competitor is an independent regulated common carrier pipeline system that operates approximately 100 miles east of and parallel to the East Pipeline. Competition between common carrier pipelines is primarily based upon transportation charges, quality of customer service and proximity to end users. KPL, in its capacity as General Partner of the Partnership, believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipelines will be built in the near future, provided that the pipeline has available capacity to satisfy demand and its tariffs remain at reasonable levels. Further, while pipeline transportation systems are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products, trucks may also competitively deliver products in some of the areas served by the Pipelines. However, as trucking costs render that mode of transportation uncompetitive for longer hauls or larger volumes, Kaneb does not believe that, over the long term, trucks are effective competition to the Pipelines' long-haul volumes.

Products

         The mix of refined petroleum products delivered by the Pipelines varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the geographic areas served by the Pipelines affect the demand for and the mix of the refined petroleum products delivered through the Pipelines, although any such impact on the volumes shipped has historically been short-term. Most of the refined petroleum products delivered through the East Pipeline are ultimately used in agricultural operations, including fuel for farm equipment, irrigation systems, crop-drying facilities and trucks used to transport crops to a variety of destinations; while the West Pipeline's products are generally delivered to a more urban and commercial marketplace. The agricultural sector served by the East Pipeline is also affected by governmental policy and crop prices. Further, the Pipelines are dependent upon adequate levels of production of refined petroleum products by refineries that are connected to the Pipeline, which refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. KPL, in its capacity as General Partner of the Partnership, believes that, in the event that operations at any one refinery were discontinued (and assuming unchanged demand in the markets served by the Pipelines), the effects thereof would be short-term in nature and the Company's business would not be materially adversely affected over the long term. However, a substantial reduction of output by several refineries as a group could affect the Pipelines' operations to the extent that a greater percentage of the supply would have to come from refineries outside the Pipelines' connecting access pipelines.

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


Terminal Storage Operations

Facilities

         Acquired by the Partnership in 1993, the terminaling business has a proven track record of more than 40 years of quality service and experience in the operation of specialty liquids terminal storage facilities. ST's terminal facilities provide throughput and storage on a fee basis for a wide variety of products from petroleum products to specialty chemicals and edible and other liquids. ST's 33 facilities offer storage capacity ranging from 40,000 to 5.4 million barrels, comprised of two to 124 tanks per facility. As of December 31, 1998, ST's six largest facilities were located at Piney Point, Maryland
(5,403,000 Bbls capacity; 28 tanks); Linden, New Jersey (3,900,000 Bbls capacity; 22 tanks); Jacksonville, Florida (2,066,000 Bbls capacity; 30 tanks); Texas City, Texas (2,002,000 Bbls capacity; 124 tanks); Westwego, Louisiana (858,000 Bbls capacity; 54 tanks); and, Baltimore, Maryland (821,000 Bbls capacity; 49 tanks). The Linden, New Jersey terminal was acquired as a part of a November 1998 joint venture transaction with Northville Industries Corp. in which ST acquired a 50% interest in, and the management of, the facility. In addition to the foregoing, the other domestic ST facilities are located in Alabama (2), Arizona, California, the District of Columbia (2), Florida (2), Georgia (6), Illinois (3), Indiana, Kansas, Maryland, Minnesota, New Mexico, Oklahoma, Texas, Virginia (2), Washington and Wisconsin. In February 1999, ST acquired six terminals in the United Kingdom, having aggregate capacity of approximately 5.5 million Bbls capacity in 307 tanks. These terminals provide ST with a geographically diverse base of customers and revenue. ST's operational headquarters is located in Dallas, Texas.

         The independent liquids terminaling industry is fragmented and includes both large, well financed publicly-traded companies that own and/or operate many terminal locations and small private companies that may own and/or operate only a single terminal location. In addition to the terminals owned by independent terminal operators, many major energy and chemical companies also own extensive terminal facilities. Although such terminals often have the same capabilities as those owned by independent operators, they generally do not provide terminaling services to third parties. In many instances, major energy and chemical companies that own storage facilities are also significant customers of independent terminal operators, when independent terminals have more cost effective locations near key transportation links such as deep water ports. Major energy and chemical companies also require independent terminal storage when their captive storage facilities are inadequate, either because of size
constraints,   the  nature  of  the  stored  material  or  specialized  handling requirements. Independent terminal owners, such as ST, compete on the basis of location, versatility of terminals, service and price. For example, a favorably located terminal will have access to various means of cost-effective transportation both to and from the terminal. Terminal versatility is a function of the operator's ability to offer safe handling for a diverse group of products having complex handling requirements. The service function typically provided by the terminal includes, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as variety in the method of loading and unloading of product at the terminal. Additionally, another increasingly important service factor is the ability of a terminal operator to offer product handling and storage that complies with applicable environmental, safety and health regulations, among others.

Products

         The variety of products that can be stored at ST's terminal storage facilities is a significant part of what KPL, in its capacity as General Partner of the Partnership, believes is its competitive advantage among similarly situated organizations. ST's terminals provide storage capacity for such products as petroleum products, specialty chemicals, asphalt, fertilizer, herbicides, latex and caustic solutions, and edible liquids, including animal and vegetable fats and oils. Further, the terminaling and pipeline transportation of jet fuel for the U.S. Department of Defense is an important part of its business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Defense Department. Seven of the eleven locations are utilized solely by the Defense Department and six of these locations include pipelines that deliver jet fuel directly to nearby military bases. Revenue attributable to Department of Defense activities is derived from a combination of terminal contracts and tenders for the handling and movement of jet fuel. The terminal contracts provide a fixed monthly revenue for a period of one to four years per contract, with additional revenues generated if specific throughput levels are exceeded. The tenders provide for charges per barrel of throughput and have no minimum guarantees. From time to time, military base closings or other events have impacted the operation of certain of ST's facilities. Presently, two of ST's terminals are unproductive due to loss of military business. However, KPL, in its capacity as General Partner of the Partnership, does not believe that, in the aggregate, the Partnership will experience a significant decrease in cash flows for the foreseeable future as a result of Department of Defense changes in activity, nor that its business is dependent upon any one customer or any small group of customers.

Safety, Environmental and Other Regulatory Matters

         In addition to tariff regulation of the Partnership's pipeline activities, certain operations of the Partnership are subject to Federal, state and local laws and regulations relating to the construction, maintenance and management of its facilities, the safety of its personnel and the protection of the environment. Although KPL, in its capacity as General Partner of the Partnership, believes that the operations of the Partnership are in general compliance with applicable laws and regulations, risks of substantial costs and liabilities are inherent in both pipeline and terminaling operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Partnership. For example, contamination resulting from spills or releases of refined petroleum products within the petroleum pipeline industry, or refined petroleum or other products within the terminaling industry, are not unusual in such industries. From time to time, the Partnership has experienced limited contamination along the pipelines and at certain of its pipeline-related terminal sites, resulting from spills or leakage of refined petroleum products. In each instance, the appropriate regulatory authorities have been notified of these events and appropriate remediation activities have either been completed or are ongoing. In connection with the formation of the Partnership, the Company agreed to bear the costs associated with environmental contamination relating to the operations of the East Pipeline arising prior to October 3, 1989; however, such costs have not been, and are not in the future anticipated to be, material.

         In May 1998, the West Pipeline, at a point between Dupont, Colorado and Fountain, Colorado failed and approximately 1,000 barrels of product was released. Containment and remedial action was immediately commenced. Upon investigation, it appeared that the failure of the pipeline was due to damage caused by third party excavations. The Partnership has made claim to the third party as well as to its insurance carriers. The Partnership has entered into a Compliance Order on Consent with the State of Colorado with respect to the remediation. As of December 31, 1998, the Partnership has incurred $1.1 million of cost in connection with this incident. Future costs are not anticipated to be significant, and the Partnership expects to recover substantially all of its costs from either the third party or its insurance carrier.

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

Recent Development

         In February 1999, ST acquired six terminal storage facilities located in the United Kingdom from GATX Terminals Limited for a purchase price of (pound)22.6 million (approximately $37.4 million) plus the assumption of certain liabilities. This acquisition, which was financed by bank borrowings, represented the first international expansion of ST's operations. The terminals have an aggregate capacity of approximately 5.5 million barrels in 307 tanks and, consistent with most other ST facilities, handle a variety of liquids. The facilities are located in Eastham, Runcorn and Grays, England; Glasgow and Leith, Scotland; and, Belfast, Northern Ireland.


Product Marketing Operations

         In March 1998, Kaneb, through a wholly-owned subsidiary of KPL, acquired a products marketing business for a purchase price of $1.5 million, plus the cost of product inventories. For over 40 years, this operation and its predecessors have engaged in the business of acquiring quantities of motor fuels in large batches and reselling them in smaller lots at truck racks located in terminal storage facilities along pipelines primarily located throughout California, Colorado, Illinois, Indiana, Ohio, Wisconsin and Wyoming. Kaneb's products marketing subsidiary does not own any retail outlets, pipelines or terminals.

         The products marketing business serves a wide range of wholesale customers, from the major oil companies to jobbers, by providing supplies of gasoline, fuel oils, ethanol and natural gasoline to areas where these marketers have inadequate distribution capabilities. The Company's customers in this business are primarily independent distributors and often cannot buy product supplies from major oil companies because they are not associated with a major oil company brand. Some of its suppliers offer their products through product exchanges, either to broaden their distribution areas or to obtain types of products not readily available to these companies. The Company works with commodities traders, as well, to provide sufficient supplies of products to the markets served by the Company.

         The petroleum products marketing industry is a highly competitive, price sensitive business. The Company attempts to minimize risk due to pricing changes by maintaining a high inventory turnover rate (approximately 10 days of on-hand inventory, on average) and through product exchanges. The Company does not currently engage in commodity futures trading to hedge against such pricing volatility, but may do so in connection with these operations in a limited fashion in the future, as its volumes and inventory capacities increase. Consistent with industry practice, prices are electronically posted at each distribution point. This pricing system assists the Company in maintaining current information with regard to market pricing.


INFORMATION SERVICES

         Kaneb Information Services, Inc. and its wholly-owned subsidiaries (collectively, "KIS") provide information management services to a variety of targeted customers in specialized industries. KIS assists financial institutions in monitoring the insurance coverage of their loan collateral. Using its proprietary software applications and other products and services, KIS coordinates communications between and among financial institutions, insurance companies and borrowers regarding the status of insurance coverage that protects the institution's loan collateral. In the event of a lapse in coverage in the institution's loan collateral, KIS assists the institution in identifying suitable replacement coverage with insurance carriers.

         Through another wholly-owned subsidiary, KIS provides information technology services and products to Federal and state government agencies and commercial clients and also provides consulting services to hospital networks and other medical facilities in the implementation of telemedicine systems. KIS offers hardware, software and staffing solutions to agencies throughout the federal government sector through its General Services Administration ("GSA") schedule of products and services and assists its clients in the configuration, installation and maintenance of general purpose data networks and provides training on the use and operation of these systems. Additionally, KIS offers a wide variety of products manufactured by others, including computers, servers, routers, hubs, monitors, operating and application software, and peripheral devices such as printers and scanners. KIS maintains an office in Fairfax, Virginia in order to more effectively serve its Washington, DC-based government clients and promote awareness of its products, services and capabilities. KIS also provides consulting services in support of the purchase and implementation of digital radiology systems, known as Picture Archival and Communication Systems ("PACS"), by hospitals, radiology clinics, doctors offices and other medical facilities, which systems are used in connection with such procedures as magnetic resonance imaging ("MRI"), computed-tomography ("CT") scans, ultrasounds, and digital x-rays, among others. KIS offers technical services to support its clients during all phases of a PACS project, including, planning and feasibility studies, workflow redesign, specification development, procurement assistance, on-site technical supervision of PACS vendors and quality assurance, including acceptance testing. KIS also coordinates with medical and administrative staffs in the processing of warranty and service issues that may arise with the manufacturers of PACS systems. These services are performed by a highly trained staff of degreed electrical, biomedical and clinical system engineers, among others. KIS manages its businesses from its headquarters in Richardson, Texas.


ENVIRONMENTAL CONTROLS

         Many of Kaneb's operations are subject to Federal, state and local laws and regulations relating to protection of the environment. Although Kaneb believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities.


EMPLOYEES

         At December 31, 1998, Kaneb and its subsidiaries employed 1,857 persons, of which a total of 1,168 persons were employed by the Furmanite group of companies; 540 persons were employed by KPL, its subsidiaries and subsidiaries of KPP; and, 118 were employed by the KIS group of companies. The Partnership itself has no employees, as the business and operations of the KPP are conducted by KPL, the General Partner of KPP and a wholly-owned subsidiary of Kaneb. As of December 31, 1998, approximately 538 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date. Additionally, as of December 31, 1998, approximately 183 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 77 persons employed at four of KPL's terminal unit locations were subject to collective bargaining or similar contracts at that date. Union contracts regarding conditions on employment for 36, 12, 20 and 9 employees are in effect through June 28, 1999, November 1, 2000, June 30, 2001 and February 28, 2002, respectively. All such contracts are subject to automatic renewal for successive one year periods unless either party provides written notice to terminate or modify such agreement in a timely manner.


Item 2.    Properties

         The properties owned or utilized by Kaneb and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of Kaneb and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Note 9 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

         Kaneb's corporate headquarters is located in an office building in Richardson, Texas, pursuant to a lease agreement that expires in 2002, subject to a five-year renewal option. The facilities used in the operations of the Company's subsidiaries, other than the Partnership, are generally held under lease agreements having various expiration dates, rental rates and other terms, except for three Furmanite properties located in the United Kingdom, which are owned in fee. The properties used in the operations of the Pipelines are owned by KPP, through its subsidiary entities, except for KPL's operational headquarters, located in Wichita, Kansas, which is held under a lease that expires in 2004. The majority of ST's facilities are owned, while the remainder, including most of its terminal facilities located in port areas and its operational headquarters, located in Dallas, Texas, are held pursuant to lease agreements having various expiration dates, rental rates and other terms. For additional information regarding the properties utilized in the operations of the Partnership, reference is made to the Annual Report on Form 10-K of the Partnership.


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

         The Company is Plaintiff in unrelated legal proceedings involving malpractice issues with two professional service providers previously used by the Company. These actions are in the initial stages of discovery and proceedings. Accordingly, at this time the Company is unable to reasonably estimate potential recoveries, if any, under such actions.

         Certain subsidiaries of KPP are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from whom KPP acquired ST in 1993, involving certain issues allegedly arising out of KPP's acquisition of ST. Grace alleges that the defendants assumed responsibility for certain environmental damages to a former ST facility located in Massachusetts that occurred at a time prior to KPP's acquisition of ST. The defendants have also received and responded to inquiries from two governmental authorities in connection with the same allegation by Grace. The defendants' consistent position is that it did not acquire the facility in question as part of the 1993 ST transaction and, consequently, did not assume any responsibility for the environmental damage. The case is set for trial in June, 1999.

         In addition, from time to time, Kaneb and certain of its subsidiaries are defendants in various litigation and other legal proceedings in the ordinary course of business. However, the Company believes that resolution of these matters will not have a material adverse effect on the Company.


Item 4.    Submission of Matters to a Vote of Security Holders

         Kaneb did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1998.


                                     PART II


Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters

         Shares of Kaneb Common Stock are listed and traded principally on the New York Stock Exchange, under the symbol KAB. At March 15, 1999, there were approximately 4,500 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                                Quoted Stock Prices
                                          -----------------------------
       Calendar Year                       High                    Low
       ---------------------              ------                  -----
       1997:

       First Quarter                      4 1/2                   3 1/8
       Second Quarter                     4 1/8                   3 1/2
       Third Quarter                      5 3/8                   3 5/8
       Fourth Quarter                     6 5/16                  4 1/2

       1998:

       First Quarter                      5 11/16                 4 13/16
       Second Quarter                     6 7/6                   5 3/16
       Third Quarter                      6                       4 1/8
       Fourth Quarter                     5 1/16                  3 1/2

       1999:

       First Quarter                      4 5/8                   3 7/8
       (through 3/15/99)

         Kaneb currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Kaneb's dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite and KPL contain restrictions on the respective subsidiary's ability to pay dividends or distributions to the Company, if an event of default exists.


Item 6.  Summary Historical Financial and Operating Data

         The following selected financial data (in thousands, except per share amounts) is derived from Kaneb's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Kaneb has not declared a dividend on its Common Stock for any of the periods presented.

                                                                  Year Ended December 31,
                                           ----------------------------------------------------------------------
                                              1998          1997           1996            1995           1994
                                           ----------     ---------      ----------     ----------      ---------
Income Statement Data:
Revenues............................       $  375,857     $ 236,936      $  228,861     $  212,062      $  208,722
                                           ==========     =========      ==========     ==========      ==========
Operating income....................       $   61,312     $  58,660      $   53,815     $   43,465      $   31,964
                                           ==========     =========      ==========     ==========      ==========

Income before gain on
   sale of KPP units................       $   13,576     $  10,643      $    7,024     $    5,024      $    2,035
Gain on sale of  KPP units.........               -             -               -           54,157             -
                                           ----------     ---------      ----------     ----------      ----------
     Net income.....................       $   13,576     $  10,643      $    7,024     $   59,181      $    2,035
                                           ==========     =========      ==========     ==========      ==========

Per Share Data:
Earnings per common share:
   Basic............................       $      .41     $     .31      $      .19     $     1.72      $      .02
                                           ==========     =========      ==========     ==========      ==========
   Diluted..........................       $      .40     $     .30      $      .19     $     1.59      $      .02
                                           ==========     =========      ==========     ==========      ==========

Cash Flow Data - Net cash provided
   by operating activities..........       $   54,206     $  55,120     $    48,628     $   39,964      $   25,890

Balance Sheet Data:
Cash and cash equivalents...........       $    9,134     $  23,025      $   23,693     $   30,389      $    9,506
Working capital.....................            5,632        20,423          20,033         16,302         (42,797)
Total assets........................          448,045       402,273         404,691        409,827         284,213
Long-term debt......................          196,958       181,052         186,544        191,846         103,376
Stockholders' equity (a)............           87,445        78,447          75,366         69,022          18,844

(a) See Note 7 to the Company's Consolidated Financial Statements for a discussion of the Company's Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the consolidated financial statements of Kaneb and notes thereto included elsewhere in this report.

Consolidated Results of Operations
                                                      (in millions)
                                       -----------------------------------------
                                            1998           1997         1996
                                       -----------    -----------   ------------
Consolidated revenues................. $     375.9    $     236.9   $     228.9
Consolidated operating income......... $      61.3    $      58.7   $      53.8
Consolidated net income............... $      13.6    $      10.6   $       7.0
Consolidated capital expenditures,
     excluding acquisitions........... $      12.3    $      13.0   $      10.7


         For the year ended December 31, 1998, consolidated revenues increased $139.0 million, or 59%, when compared to 1997, largely from the $114.2 million in revenues generated by the products marketing business acquired in late March of 1998. In addition, revenues from the industrial field services operations, the pipeline and terminaling operations and the information services business increased by $6.9 million, $4.6 million and $13.1 million, respectively, in 1998. Consolidated operating income in 1998 increased by $2.6 million, or 5%, with the most significant improvements in the pipeline, terminaling and product marketing and the information services businesses.

         For the year ended December 31, 1997,  consolidated  revenues increased
$8.0 million, or 3%, primarily the result of improvements in the industrial field services operations and improvements in operations of the terminaling assets that were acquired by Kaneb Pipe Line Partners, L.P. ("KPP") in 1996. Consolidated operating income increased $4.9 million, or 9%, in 1997, when compared to 1996, with substantial improvements in the industrial field services operations.


Industrial Field Services

         Kaneb's industrial field services business is conducted through Furmanite. Furmanite provides specialized services, including under pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industries worldwide.

                                                      (in millions)
                                       -----------------------------------------
                                            1998           1997          19960
                                       -----------    -----------   ------------
Revenues:
     United States...................  $      35.5    $      33.7   $      32.7
     Europe..........................         68.1           66.4          65.9
     Asia-Pacific....................         11.5            8.1           4.7
                                       -----------    -----------   ------------
                                       $     115.1    $     108.2   $     103.3
                                       ===========    ===========   ============
Operating income:
     United States...................  $       1.7    $       1.8   $       1.5
     Europe..........................          5.5            6.1           4.0
     Asia-Pacific....................          1.0            1.1            .9
     Headquarters....................         (1.5)          (1.6)         (1.3)
                                       -----------    -----------   -----------
                                       $       6.7    $       7.4   $       5.1
                                       ===========    ===========   ===========
Capital expenditures,
     excluding acquisitions..........  $       2.6    $       2.0   $       3.5
                                       ===========    ===========   ===========


         For the year ended December 31, 1998, Furmanite's revenues increased by $6.9 million, or 6%, when compared to 1997, due to overall increases in each of the three geographical areas. In the United States, revenues increased by $1.8 million, or 5%, due primarily to improvements in on-site machining and leak sealing services. In Europe, revenues increased by $1.7 million, or 3%, due to increases in leak sealing, passive fire protection and turnaround services. The increase in Asia-Pacific revenues is primarily attributable to the Australian operations, acquired effective July 1, 1997. In 1997, Furmanite's revenues increased $4.9 million, or 5%, compared to 1996, primarily as a result of improvements in turnaround services in Europe and the United States and the Australian acquisition, in spite of a large non-recurring engineering contract that was completed in Germany in 1996.

         Furmanite's operating income decreased by $0.7 million, or 9%, in 1998, compared to 1997, due primarily to lower margin work performed in the United Kingdom as a result of a general economic slowdown during the last half of 1998. Operating income increased $2.3 million, or 45%, in 1997, with substantial improvements in the core businesses in Europe and the United States in addition to the Australian business acquired in 1997.

         Capital expenditures are primarily related to field services equipment and the implementation of new services. Capital expenditures for 1999 are currently estimated to be $3 million to $5 million, depending on the economic environment and the needs of the business.


Pipeline, Terminaling and Product Marketing Services

         This business segment includes the operations of KPP and Kaneb's products marketing business acquired in March 1998. KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwest and Eastern Rocky Mountain areas and provides terminaling and storage services for petroleum products and specialty chemicals. Kaneb operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the Partnership. The products marketing business provides wholesale motor fuel marketing services in the Great Lakes and Rocky Mountain regions, as well as California.

                                                      (in millions)
                                       -----------------------------------------
                                            1998          1997          1996
                                       -----------    -----------   ------------
Revenues:
     Pipeline and terminaling........  $     125.8    $     121.2   $     117.6
     Product marketing...............        114.2           -             -
                                       -----------    -----------   -----------
                                       $     240.0    $     121.2   $     117.6
                                       ===========    ===========   ===========
Operating income ....................  $      56.1    $      53.4   $      51.3
                                       ===========    ===========   ===========

Capital expenditures,
     excluding acquisitions..........  $       9.4    $      10.6   $       7.1
                                       ===========    ===========   ===========


         For the year ended December 31, 1998, pipeline and terminaling revenues increased by $4.6 million, or 4%, compared to 1997, due to a $2.5 million increase in terminaling revenues and a $2.1 million increase in pipeline revenues. The increase in terminaling revenues is due to terminal acquisitions in 1998 and an increase in tank utilization resulting from favorable market conditions, partially offset by a decrease in the overall price realized for storage in 1998. The increase in pipeline revenues for 1998 is due to increases in volumes shipped, when compared to the same period in 1997. The $2.7 million increase in operating income for the year ended December 31, 1998, compared to 1997, is due primarily to improved pipeline operating income, due to increases in volumes shipped, and from the products marketing business acquired in March 1998.

         Revenues increased $3.6 million, or 3%, in 1997 and operating income increased $2.1 million, or 4%, primarily due to improvements in tankage utilization at terminals acquired by KPP in December 1995, terminaling assets acquired in 1996 and increases in prices charged for storage.

         The interest of outside non-controlling partners in KPP's net income was $29.2 million, $27.7 million and $27.0 million in 1998, 1997 and 1996, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $28.5 million, $26.9 million and $24.7 million in 1998, 1997 and 1996, respectively.

         Capital expenditures relate to the maintenance of existing operations. Routine capital expenditures for 1999 are currently estimated to be between $12 million and $16 million.

         On October 30, 1998, KPP entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, KPP acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The petroleum storage facility, which has capacity of 3.9 million barrels in 22 tanks, was financed by KPP's existing revolving credit facility and a $10 million revolving promissory note.

         On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.4 million) plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of
5.5 million barrels, was financed by term loans from a bank. Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

Information Services

         Kaneb's information services business is conducted through a variety of wholly-owned subsidiaries. The information services group provides computer hardware manufactured by others and consulting services, insurance tracking services and other related information management and processing services primarily for governmental, insurance and financial institutions.

                                                      (in millions)
                                       -----------------------------------------
                                           1998            1997         1996
                                       -----------    -----------   ------------
Revenues.............................  $      20.7    $       7.6   $       8.0
                                       ===========    ===========   ===========
Operating income ....................  $       3.7    $       2.7   $       2.2
                                       ===========    ===========   ===========
Capital expenditures,
     excluding acquisitions..........  $       0.3    $       0.3   $       0.1
                                       ===========    ===========   ===========

         For the year ended December 31, 1998, revenues increased $13.1 million, or 172%, and operating income increased $1.0 million, or 37%, when compared to 1997, primarily from increased computer hardware sales and consulting services provided to various federal governmental agencies. For the year ended December 31, 1997, revenues decreased $0.4 million, or 5%, and operating income increased $0.5 million, or 23%, when compared to 1996, due primarily to improvements in the operations of the segment's insurance and financial institution information management and processing services.

Liquidity and Capital Resources

         Cash provided by consolidated operating activities was $54.2 million, $55.1 million and $48.6 million during the years 1998, 1997 and 1996, respectively. The decrease in 1998, compared to 1997, was due primarily to increases in working capital requirements resulting from the products marketing business acquired in March 1998. The increase in 1997 resulted from an overall improvement in revenues and operating income in both the industrial field services and the pipeline and terminaling businesses.

         At December 31, 1998, $17.8 million was outstanding under a credit facility, as amended, that was originally obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the parent company, is due 2001, bears interest (6.25% at December 31, 1998) at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points and contains certain financial and operational covenants with respect to the industrial field services group of companies.

         KPP has a credit agreement with two banks that currently provides a $25 million revolving credit facility for working capital and other Partnership purposes. Borrowings under the credit facility bear interest at variable rates and are due and payable on January 1, 2001. The credit agreement, which is without recourse to the parent company, has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1998, $25.0 million was drawn under the credit facility.

         In October 1998, a wholly-owned subsidiary of KPP entered into a Promissory Note Agreement with a bank that, as amended on February 1, 1999, provides a $15 million revolving credit availability through June 30, 1999. The Promissory Note Agreement, which is without recourse to the parent company, bears interest at variable interest rates (7.75% at December 31, 1998) and has a commitment fee of 0.35% per annum of the unused available balance. At December 31, 1998, $10.0 million was drawn under the Promissory Note Agreement.

         In December 1995, Kaneb entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000 that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of 0.5% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1998, 1997 or 1996.

         In March 1998, a wholly-owned subsidiary of the Company entered into a credit agreement with a bank that provides for a $20 million revolving credit facility through March 1999. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the parent company, is secured by essentially all of the tangible and intangible assets of the products marketing business and by 500,000 KPP limited partnership units held by a wholly-owned subsidiary of the Company. At December 31, 1998, $2.9 million was drawn on the facility. The Company is in the process of negotiating an amendment to the credit agreement which, among other items, is expected to extend the revolving credit facility through March 2001.

         Consolidated capital expenditures for 1999 have been budgeted at $15 million to $21 million, depending on the economic environment and the needs of the business. Consolidated debt maturities are $15.3 million (including $10.0 million of KPP debt); $2.4 million; $109.5 million (including $93.0 million of KPP debt); $29.2 million (including $27.0 million of KPP debt); and $10.1 million (including $8.0 million of KPP debt), respectively, for each of the five years ending December 31, 2003. Capital expenditures (excluding acquisitions) in 1999 are expected to be funded from existing cash and anticipated cash flows from operations.

Year 2000 Issue

         Although Kaneb believes that most of its activities and operations are not materially impacted by Year 2000 issues ("Y2K"), the Company recognizes the challenges associated with Y2K and has undertaken a review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by Kaneb are licensed from third parties and are Y2K compliant or will be upgraded to Y2K compliant releases before the end of 1999. This issue is being addressed by Kaneb in multiple phases, including assessment, remediation, testing and implementation, and progress is being monitored by the Company's senior management. All material systems, on a world-wide basis, including non-information technology systems which may house non-compliant, embedded technology are being evaluated.

         In addition to addressing Kaneb's own systems, as described above, the Company must assess the state of readiness of the systems of other entities with which it does business. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Company's operations.

         Kaneb believes its success in being Y2K compliant will not be conclusively known until the year 2000 is actually reached. Although failure by one or more of the Company's own systems could result in lost revenues and/or additional expenses required to carry out manual processing of transactions, the Company cannot predict the effect that external forces could have on its business. Failures by banking institutions, the telecommunications industry and others could have far-reaching effects on the entire economy and the Company.

         The Company's operations (including both information technology and non-information technology systems) are in varying states of readiness for compliance with Y2K issues. The initial assessment phase has been completed for substantially all of the Company's operations, and in many cases, remediation, testing and implementation activities have also been completed. The Company expects to complete all phases of its Y2K program prior to December 31, 1999.

         Kaneb believes that it is not possible to determine with certainty that all Y2K problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Company has hired an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Company. The plan is expected to be in place by the end of the second quarter of 1999.

         Expenses incurred by Kaneb during 1997 and 1998, related to assessing, remediating and testing its information technology systems, which were not material, have been expensed as incurred and funded from operations. The Company does not anticipate that the cost to become fully Y2K compliant will be material.


Item 7(a).    Quantitative and Qualitative Disclosure About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming year-end 1998 variable rate debt and investment levels, a one percent change in interest rates would increase net interest expense and decrease interest of outside non-controlling partners in KPP's net income by approximately $0.6 million and $0.2 million, respectively.


Item 8.       Financial Statements and Supplementary Data

         The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Reference is made to the Registrant's Current Reports on Forms 8-K and 8-K/A, dated November 6, 1998 and March 9, 1999, respectively, which reports are incorporated herein by reference.


                                    PART III

         The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.


0                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                      Beginning
(a) (1)  Financial Statements                                           Page

         Set forth below are financial statements appearing in this report.

         Reports of Independent Accountants...........................  F - 1

         Financial Statements of Kaneb Services, Inc., and Subsidiaries:

             Consolidated Statements of Income - Years  Ended
               December 31, 1998, 1997 and 1996.......................  F - 3

             Consolidated Balance Sheets - December 31, 1998 and 1997.  F - 4

             Consolidated Statements of  Cash Flows
               Years Ended December 31, 1998, 1997 and 1996...........  F - 5

             Consolidated Statements of Changes in Stockholders'
               Equity - Years Ended December 31, 1998, 1997 and 1996..  F - 6

             Notes to Consolidated Financial Statements...............  F - 7


(a) (2)  Financial Statement Schedules

          Set forth are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services, Inc. (Parent Company)
         Condensed Financial Statements:

             Statements of Income - Years Ended December 31, 1998,
               1997 and 1996..........................................  F - 24

             Balance Sheets - December 31, 1998 and 1997..............  F - 25

             Statements of Cash Flows - Years Ended
               December 31, 1998, 1997 and 1996.......................  F - 26

         Schedule II - Kaneb Services, Inc. Valuation and
               Qualifying Accounts -
               Years Ended December 31, 1998, 1997 and 1996...........  F - 27

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

3.2 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant's Annual Report on Form 10-K ("Form 10-K") for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 19875, filed as Exhibit 4.1 of the exhibits to the Registrant's Quarterly Report on Form 10-Q ("Form 10-Q") for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7      By-laws of the Registrant, filed herewith.

4.1 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

4.2 Certificate of Designation, Preferences and Rights related to the Registrant's Series B Junior Participating Preferred Stock, filed as
         Exhibit 1 of the exhibits to the Registrant's Current Report on Form 8-K and Registration Statement on Form 8-A, dated April 5, 1988, which exhibit is hereby incorporated by reference.

4.3 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, Series C, dated April 23, 1991, filed as Exhibit 4.4 of the exhibits to Registrant's Form 10-K for the year ended December 31, 1991, which exhibit is hereby incorporated by reference.

4.4 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, Series F, dated June 12, 1997, filed as Exhibit 4.4 of the Exhibits to Registrant's Form 10-K for the year ended December 31, 1997, which exhibit is hereby incorporated by reference.

4.5 Indenture between Moran Energy Inc. ("Moran") and First City National Bank of Houston ("First City"), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran's Registration Statement on Form S-3 (SEC File No.
         2-81227), which exhibit is hereby incorporated by reference.

4.6 First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.5 above, filed as
         Exhibit 4.7 of the Registrant's Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

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

10.4     Kaneb  Services,  Inc.  Deferred Stock Unit Plan, as amended,  filed as
         Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08725) and as Exhibit 10.1 to the Exhibits of the Registrant's Current Report on Form 8-K ("Form 8-K"), which exhibits are hereby incorporated by reference.

10.5 Kaneb Services, Inc. 1996 Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08727), and as Exhibit 10.2 to the Exhibits of the Registrant's Form 8-K, which exhibits are hereby incorporated by reference.

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

10.8 Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-22109), and as supplemented, filed as Exhibit 4.2 to the Exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-60195), and as Exhibit 10.1 to the Exhibits of the Registrant's Form 8-K, which exhibits are hereby incorporated by reference.

10.9 Kaneb Services, Inc. Non-Employee Directors Deferred Stock Unit Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08723), and as Exhibit 10.3 to the Exhibits of the Registrant's Form 8-K, which exhibits are hereby incorporated by reference.

10.10 Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant's Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.11    Form of Indemnification Agreement, filed herewith.

10.12 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, filed as Exhibit 10.8 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1994, Exhibit 10.12 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, and
         Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 1997, which exhibits are hereby incorporated by reference.

10.13 Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed as Exhibit 10.10 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1995, which exhibit is hereby incorporated by reference.

21        List of subsidiaries of the Registrant, filed herewith.

23       Consents     of     independent     accountants:     KPMG    LLP    and
         PricewaterhouseCoopers LLP, filed herewith.

27        Financial Data Schedule, filed herewith.

99.1 Current Report on Form 8-K regarding a change in the Registrant's Certifying Accountant, dated November 6, 1998, which Report is hereby incorporated by reference.

99.2 Current Report on Form 8-K/A regarding a change in the Registrant's Certifying Accountant, dated March 9, 1999, which Report is hereby incorporated by reference.

         Certain instruments respecting long-term debt of the Registrant have been omitted pursuant to instructions as to Exhibits. The Registrant agrees to furnish copies of any of such instruments to the Commission upon request.


(b)       Reports on Form 8-K

         Current Report on Form 8-K regarding a change in the Registrant's Certifying Accountant, dated November 6, 1998.

         Current Report on Form 8-K/A regarding a change in the Registrant's Certifying Accountant, dated March 9, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Kaneb Services, Inc.

We have audited the 1998 consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") as listed in the index appearing under
Item 14(a)(1) on page 18. In connection with our audit of the 1998 consolidated financial statements, we have also audited the 1998 financial statement schedules as listed in the index appearing under Item 14(a)(2) on page 18. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1998 financial statement schedules, when considered in relation to the 1998 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP
Dallas, Texas
February 25, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Kaneb Services, Inc.

In our opinion, the consolidated balance sheet and the related consolidated statements of income, of cash flows and of changes in stockholder's equity as of and for each of the two years in the period ended December 31, 1997 (listed in the index appearing under Item 14(a)(1) and (2) on page 18) present fairly, in all material respects, the financial position, results of operations and cash flows of Kaneb Services, Inc. and its subsidiaries (the "Company") as of and for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Kaneb Services, Inc. and its subsidiaries for any period subsequent to December 31, 1997.


PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 19, 1998

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                             Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     1998              1997               1996
                                                               --------------     --------------    ---------------
Revenues...................................................    $  375,857,000     $  236,936,000    $   228,861,000
                                                               --------------     --------------    ---------------

Costs and expenses:
    Operating costs........................................       171,742,000        156,654,000        154,935,000
    Cost of sales..........................................       121,509,000               -                 -
    Depreciation and amortization..........................        16,203,000         16,715,000         15,434,000
    General and administrative.............................         5,091,000          4,907,000          4,677,000
                                                               --------------     --------------    ---------------

      Total costs and expenses.............................       314,545,000        178,276,000        175,046,000
                                                               --------------     --------------    ---------------

Operating income...........................................        61,312,000         58,660,000         53,815,000
Interest income............................................           189,000            533,000            859,000
Other income (expense).....................................           679,000           (696,000)          (832,000)
Interest expense...........................................       (15,714,000)       (15,531,000)       (15,420,000)
Amortization of excess of cost over fair
    value of net assets of acquired businesses.............        (1,948,000)        (1,879,000)        (1,848,000)
                                                               --------------     ---------------   ---------------

Income before interest of outside non-controlling partners
    in KPP's net income and income tax expense.............        44,518,000         41,087,000         36,574,000
Interest of outside non-controlling partners
    in KPP's net income....................................       (29,174,000)       (27,655,000)       (26,969,000)
Income tax expense.........................................        (1,768,000)        (2,789,000)        (2,581,000)
                                                               --------------     ---------------   ---------------

Net income.................................................        13,576,000         10,643,000          7,024,000
Dividends applicable to preferred stock....................           508,000            538,000            502,000
                                                               --------------     --------------    ---------------

Net income applicable to common stock......................    $   13,068,000     $   10,105,000    $     6,522,000
                                                               ==============     ==============    ===============

Earnings per common share:
    Basic..................................................    $          .41     $          .31    $           .19
                                                               ==============     ==============    ===============
    Diluted................................................    $          .40     $          .30    $           .19
                                                               ==============     ==============    ===============

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   1998                   1997
                                                                              --------------         --------------
                                  ASSETS
Current assets:
   Cash and cash equivalents......................................            $    9,134,000         $   23,025,000
   Accounts receivable, trade (net of allowance for  doubtful accounts
     of $925,000 in 1998 and $570,000 in 1997)....................                47,540,000             35,268,000
   Inventories....................................................                13,465,000              7,079,000
   Prepaid expenses and other current assets......................                 6,615,000              5,693,000
                                                                              --------------         --------------
     Total current assets.........................................                76,754,000             71,065,000
                                                                              --------------         --------------
Property and equipment............................................               432,290,000            383,078,000
Less accumulated depreciation and amortization....................               130,759,000            121,717,000
                                                                              --------------         --------------
   Net property and equipment.....................................               301,531,000            261,361,000
                                                                              --------------         --------------
Excess of cost over fair value of net assets of acquired businesses               62,521,000             62,719,000
Other assets......................................................                 7,239,000              7,128,000
                                                                              --------------         --------------
                                                                              $  448,045,000         $  402,273,000
                                                                              ==============         ==============

                     LIABILITIES AND EQUITY
Current liabilities:
    Short-term and current portion of long-term debt:
     Industrial field services....................................            $    2,441,000         $    3,059,000
     Pipeline, terminaling and product marketing services.........                12,852,000              2,335,000
                                                                              --------------         --------------
       Total short-term and current portion of long-term debt.....                15,293,000              5,394,000
   Accounts payable...............................................                14,520,000              9,569,000
   Accrued expenses...............................................                41,309,000             35,679,000
                                                                              --------------         --------------
     Total current liabilities....................................                71,122,000             50,642,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Industrial field  services.....................................                20,292,000             25,268,000
   Pipeline, terminaling and product marketing services...........               153,000,000            132,118,000
   Parent company.................................................                23,666,000             23,666,000
                                                                              --------------         --------------
     Total long-term debt, less current portion...................               196,958,000            181,052,000
                                                                              --------------         --------------
Deferred income taxes and other liabilities.......................                15,626,000             15,903,000
Interest of outside non-controlling partners in KPP...............                76,894,000             76,229,000
Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value.............................                 5,792,000              5,792,000
   Common stock, without par value.  Authorized
     60,000,000 shares; issued 36,554,206 shares in
     1998 and 36,527,283 shares in 1997...........................                 4,239,000              4,234,000
   Additional paid-in capital.....................................               197,263,000            197,242,000
   Treasury stock, at cost........................................               (29,775,000)           (25,216,000)
   Unamortized restricted stock...................................                  (141,000)                 -
   Accumulated deficit............................................               (88,423,000)          (101,491,000)
   Accumulated other comprehensive income (loss) -
     foreign currency translation adjustment......................                (1,510,000)            (2,114,000)
                                                                              --------------         --------------
     Total stockholders' equity...................................                87,445,000             78,447,000
                                                                              --------------         --------------
                                                                              $  448,045,000         $  402,273,000
                                                                              ==============         ==============

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Year Ended December 31,
                                                              ----------------------------------------------------
                                                                   1998               1997                1996
                                                              -------------       -------------     --------------
Operating activities:
   Net income ............................................    $  13,576,000       $  10,643,000     $    7,024,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization......................       16,203,000          16,715,000         15,434,000
       Amortization of excess of cost over fair value
         of net assets of acquired businesses.............        1,948,000           1,879,000          1,848,000
       Interest of outside non-controlling partners in KPP       29,174,000          27,655,000         26,969,000
       Deferred income
         taxes...........................................           518,000              86,000            766,000
       Changes in current assets and liabilities:
         Accounts receivable..............................      (12,272,000)         (2,111,000)          (449,000)
         Inventories......................................       (4,600,000)           (373,000)          (897,000)
         Prepaid expenses and other current assets........         (922,000)            674,000          1,098,000
         Accounts payable and accrued expenses............       10,581,000             (48,000)        (3,165,000)
                                                              -------------       --------------    ---------------

     Net cash provided by operating activities............       54,206,000          55,120,000         48,628,000
                                                              -------------       -------------     --------------

Investing activities:
   Capital expenditures...................................      (12,256,000)        (13,011,000)       (10,685,000)
   Acquisitions...........................................      (47,947,000)         (4,855,000)        (8,507,000)
   Decrease (increase) in other assets, net...............           (8,000)         (1,819,000)         3,320,000
                                                              -------------       --------------    --------------

     Net cash used in investing activities................      (60,211,000)        (19,685,000)       (15,872,000)
                                                              -------------       --------------    --------------


Financing activities:
   Issuance of short-term and long-term debt .............       40,717,000           8,619,000         76,235,000
   Payments on long-term debt and capital leases .........      (14,912,000)        (12,768,000)       (81,414,000)
   Distributions to outside non-controlling partners in KPP     (28,509,000)        (26,864,000)       (24,667,000)
   Preferred stock dividends paid.........................         (508,000)           (538,000)          (502,000)
   Redemption of preferred stock..........................            -                   -             (8,025,000)
   Common stock issued....................................          194,000              33,000              -
   Purchase of treasury stock.............................       (4,868,000)         (4,585,000)        (1,079,000)
                                                              -------------       --------------    --------------

     Net cash used in financing activities................       (7,886,000)        (36,103,000)       (39,452,000)
                                                              -------------       --------------    ---------------

Decrease in cash and cash equivalents.....................      (13,891,000)           (668,000)        (6,696,000)
Cash and cash equivalents at beginning of year............       23,025,000          23,693,000         30,389,000
                                                              -------------       -------------     --------------

Cash and cash equivalents at end of year..................    $   9,134,000       $  23,025,000     $   23,693,000
                                                              =============       =============     ==============

                      KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Preferred         Common          Additional        Treasury
                                             Stock            Stock        Paid-In Capital       Stock
                                        -------------     -------------    ---------------   -------------

Balance at January 1, 1996              $   5,814,000     $   4,230,000    $ 197,151,000     $ (19,552,000)

       Net income for the year.......            -                -                 -                -
       Common stock issued...........            -                -               10,000             -
       Purchase of treasury stock....            -                -                 -           (1,079,000)
       Preferred stock dividends
         declared....................            -                -                 -                -
       Converstion of Series D
         preferred stock.............            -                -               30,000             -
       Series C preferred stock
         redemption.. ...............         (22,000)            -               22,000             -
       Foreign currency translation
         adjustment..................            -                -                 -                -
                                        -------------     ------------     -------------     -------------
       Comprehensive income
        for the year.................

Balance at December 31, 1996                5,792,000         4,230,000      197,213,000       (20,631,000)

       Net income for the year.......            -                -                 -                -
       Common stock issued...........            -                4,000           29,000             -
       Purchase of treasury stock ...            -                -                 -           (4,585,000)
       Preferred stock dividends
         declared....................            -                -                 -                -
       Foreign currency translation
         adjustment .................            -                -                 -                -
                                        -------------     ------------     -------------     -------------
       Comprehensive income
         for the year.................


Balance at December 31, 1997                5,792,000         4,234,000      197,242,000       (25,216,000)

        Net income for the year......            -                -                 -                -
        Common stock issued..........            -                5,000           21,000           309,000
        Purchase of treasury stock ..            -                -                 -           (4,868,000)
        Preferred stock dividends
        declared.....................            -                -                 -                -
        Foreign currency translation
             adjustment .............            -                -                 -                -
                                        -------------     -------------    -------------     -------------
        Comprehensive income
        for the year.................

Balance at December 31, 1998            $   5,792,000     $   4,239,000    $ 197,263,000     $ (29,775,000)
                                        =============     =============    =============     ==============

                                         Unamortized                      Accumulated Other
                                         Restricted        Accumulated      Comprehensive    Comprehensive
                                           Stock             Deficit        Income (Loss)        Income
                                        -------------     -------------    ---------------   -------------

Balance at January 1, 1996              $        -        $(118,118,000)   $    (503,000)    $        -

       Net income for the year.......            -            7,024,000             -           7,024,000
       Common stock issued...........            -                 -                -                 -
       Purchase of treasury stock....            -                 -                -                 -
       Preferred stock dividends
        declared.....................            -             (502,000)            -                 -
       Conversion of Series D
         preferred stock.............            -                 -                -                 -
       Series C preferred stock
         redemption..................            -                 -                -                 -
       Foreign currency translation
            adjustment...............            -                 -             861,000          861,000
                                        -------------     ------------     -------------     ------------
       Comprehensive income
        for the year.................                                                       $   7,885,000
                                                                                            =============

Balance at December 31, 1996                     -         (111,596,000)         358,000              -

       Net income for the year.......            -           10,643,000             -          10,643,000
       Common stock issued...........            -                 -                -                 -
       Purchase of treasury stock ...            -                 -                -                 -
       Preferred stock dividends
        declared.....................            -             (538,000)            -                 -
       Foreign currency translation
            adjustment ..............            -                 -          (2,472,000)       (2,472,000)
                                        -------------     ------------     -------------     -------------
       Comprehensive income
        for the year.................                                                        $   8,171,000
                                                                                             =============

Balance at December 31, 1997                     -         (101,491,000)      (2,114,000)            -

        Net income for the year......            -           13,576,000             -           13,576,000
        Common stock issued..........        (141,000)             -                -                 -
        Purchase of treasury stock ..            -                 -                -                 -
        Preferred stock dividends
        declared.....................            -             (508,000)            -                 -
        Foreign currency translation
             adjustment .............            -                 -             604,000           604,000
                                        -------------     -------------    -------------     -------------
        Comprehensive income
        for the year.................                                                        $  14,180,000
                                                                                             =============

Balance at December 31, 1998            $     141,000)    $ (88,423,000)   $  (1,510,000)
                                        =============     =============    =============

                     KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following significant accounting policies are followed by Kaneb Services, Inc. (the "Company") and its subsidiaries in the preparation of its consolidated financial statements.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The
       Company controls the operations of KPP through its 2% general partner interest and 31% limited partner interest as of December 31, 1998. All significant intercompany transactions and balances are eliminated in consolidation.

       Cash and Cash Equivalents

       The Company's policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. The Company does not have any derivative financial instruments.

       Inventories

       Inventories consist primarily of finished goods of the industrial services segment and petroleum products purchased for resale in the products marketing business and are valued at the lower of cost or market. Cost is determined using the weighted average cost method.

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

       Revenue Recognition

       Substantially all revenues are recognized when services to customers have been rendered. Pipeline transportation revenues are recognized upon receipt of the products into the pipeline system.

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

       Foreign Currency Translation

       The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the statements of income.

       Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

       The excess of the cost over the fair value of net assets of acquired businesses is being amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $14.1 million and $12.2 million at December 31, 1998 and 1997, respectively.

       The Company periodically evaluates the propriety of the carrying amount of the excess of cost over fair value of net assets of acquired businesses, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The Company believes that no such impairment has occurred and that no reduction in estimated useful lives is warranted.

       Environmental

       KPP environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or KPP's commitment to a formal plan of action.

       Comprehensive Income

       Effective January 1, 1998, the Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company's financial position or results of operations.

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

       Change in Presentation

       Certain prior year financial statement items have been reclassified to conform with the 1998 presentation.


2.     ASSET ACQUISITIONS

       On March 25, 1998, a wholly-owned subsidiary of the Company acquired a products marketing business for $1.5 million, plus the cost of product inventories. The products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California. The asset purchase agreement includes a provision for an earn-out based on annual operating results of the acquired business for a five-year period ending in March 2003. No amounts were payable under the earn-out provision in 1998. The acquisition was accounted for using the purchase method of accounting.

       On October 30, 1998, KPP entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, KPP acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The investment was financed by KPP's existing revolving credit facility and a revolving promissory note. The investment is being accounted for by the equity method of accounting, with the excess cost over net book value of the equity investment being amortized over the life of the underlying assets. During 1998, KPP acquired other terminals and pipelines for aggregate consideration of $23.9 million. The pro forma effects of these acquisitions, including the two described above, were not material to the results of operations.

       On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.4 million) plus transaction costs and the assumption of certain liabilities. The acquisition was financed by term loans from a bank. The acquisition will be accounted for, beginning in February 1999, using the purchase method of accounting.


3.     INCOME TAXES

       Income (loss) before income tax expense is comprised of the following components:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             1998                1997                1996
                                                        --------------      -------------       -------------

       Domestic operations.........................     $   16,682,000      $  11,769,000       $  12,580,000
       Foreign operations..........................         (1,338,000)         1,663,000          (2,975,000)
                                                        --------------      -------------       -------------
                                                        $   15,344,000      $  13,432,000       $   9,605,000
                                                        ==============      =============       =============

       Income tax expense is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign             State               Total
       --------------------------    -------------        ------------       ------------        ------------
       1998:
         Current.................    $     330,000        $    320,000       $    600,000        $  1,250,000
         Deferred................          518,000               -                   -                518,000
                                     -------------        ------------       ------------        ------------
                                     $     848,000        $    320,000       $    600,000        $  1,768,000
                                     =============        ============       ============        ============
       1997:
         Current...............      $     577,000        $    925,000       $  1,201,000        $  2,703,000
         Deferred..............             74,000              12,000               -                 86,000
                                     -------------        ------------       ------------        ------------
                                     $     651,000        $    937,000       $  1,201,000        $  2,789,000
                                     =============        ============       ============        ============

       Year Ended
       December 31,                     Federal              Foreign             State               Total
       ------------------------      -------------        ------------       ------------        ------------
       1996:
         Current...............      $     435,000        $    423,000       $    957,000        $  1,815,000
         Deferred..............            500,000             266,000               -                766,000
                                     -------------        ------------       ------------        ------------
                                     $     935,000        $    689,000       $    957,000        $  2,581,000
                                     =============        ============       ============        ============

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

       The Company has recorded deferred tax assets of approximately $51 million and $58 million as of December 31, 1998 and 1997, respectively, primarily relating to the Company's domestic net operating loss carryforwards, partially offset by a valuation reserve of approximately $49 million and $56 million, respectively. The Company has recorded a deferred tax liability of $3.9 million and $3.4 million as of December 31, 1998 and 1997, which is associated with certain domestic and foreign subsidiaries not included in the Company's consolidated Federal income tax return.

       The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income before income taxes for the years 1998, 1997 and 1996 are as follows:

                                                                   Year Ended December 31,
                                          ---------------------------------------------------------------------
                                                    1998                    1997                    1996
                                          -----------------------    -------------------  ---------------------
                                               Amount         %        Amount         %       Amount         %
                                          --------------    -----    -------------  ----  --------------   ----
       Tax expense at
         statutory rates................  $   5,370,000     35.0     $  4,701,000   35.0  $    3,360,000   35.0
       Increase (decrease) in taxes
         resulting from:
         Domestic loss carryforward
           adjustments..................     (4,929,000)   (32.1)      (3,048,000) (22.7)     (3,215,000) (33.5)
         State income taxes, net........        390,000      2.5          781,000    5.8         622,000    6.5
         Foreign losses not
           benefited and foreign
           income taxes.................        937,000      6.1          355,000    2.7       1,814,000   18.9
                                          -------------    -----     ------------  -----  --------------  -----
                                          $   1,768,000     11.5     $  2,789,000   20.8  $    2,581,000   26.9
                                          =============    =====     ============  =====  ==============  =====

       At December 31, 1998, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows: $72,026,000 in 2002, $12,626,000 in 2003, $16,866,000 in 2005,
       $17,508,000 in 2006 and $3,033,000 in 2007.

       Additionally, at December 31, 1998, the Company had investment tax credits aggregating $3,957,000, which will expire, if unused, in varying amounts through 2000, that could be used to offset current domestic income taxes, but only after all available NOLs are utilized.

       If certain  substantial  changes in the Company's ownership should occur,
       there  would  be  an  annual   limitation   on  the  amount  of  the  tax
       carryforwards which could be utilized.

4.     RETIREMENT PLANS

       The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $1.2 million, $1.1 million and $1.0 million for 1998, 1997 and 1996, respectively.

       One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The most recent valuation of the U.K. Plan was performed as of October 31, 1998.

       Net pension cost for the U.K. Plan included the following components:

                                                                      Year Ended December 31,
                                                        --------------------------------------------------
                                                            1998                1997               1996
                                                        --------------     -------------      ------------
       Net periodic benefit cost:
         Service cost................................   $    1,352,000     $   1,254,000      $   1,269,000
         Interest cost...............................        2,311,000         2,021,000          1,617,000
         Expected return on plan assets..............       (2,527,000)       (2,720,000)        (2,200,000)
         Amortization of prior service cost..........           27,000            27,000             27,000
         Recognized net gain.........................         (508,000)         (121,000)           (91,000)
                                                        --------------     -------------      -------------
       Net periodic pension cost.....................   $      655,000     $     461,000      $     622,000
                                                        ==============     =============      =============

       Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 6.25% for 1998, 7.5% for 1997 and 8.5% for 1996, an expected long-term rate of return on assets of 7.5% for 1998 and 9.0% for 1997 and 1996 and a rate of increase in compensation levels of 3.0% for 1998, 5.5% for 1997 and 6% for 1996. The funded status of the U.K. Plan is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                               1998               1997
                                                                          --------------    --------------

       Projected benefit obligation:
         Beginning of year..........................................       $  30,564,000     $  24,449,000
         Service cost...............................................           1,352,000         1,254,000
         Interest cost..............................................           2,311,000         2,021,000
         Contributions..............................................           1,116,000         1,346,000
         Benefits paid..............................................            (525,000)         (358,000)
         Other......................................................             620,000         1,852,000
                                                                           -------------     -------------
         End of year................................................          35,438,000        30,564,000
                                                                           -------------     -------------
       Fair value of plan assets:
         Beginning of year..........................................          33,138,000        29,557,000
         Actual return on plan assets...............................           1,957,000         3,829,000
         Contributions..............................................           1,116,000         1,346,000
         Benefits paid..............................................            (525,000)         (358,000)
         Other......................................................             580,000        (1,236,000)
                                                                           -------------     -------------
         End of year................................................          36,266,000        33,138,000
                                                                           -------------     -------------

                                                                                      December 31,
                                                                          --------------------------------
                                                                                1998               1997
                                                                          --------------    --------------

       Excess fair value over projected obligation..................       $     828,000     $   2,574,000
       Unrecognized net actuarial gain..............................            (990,000)       (3,213,000)
       Unamortized prior service cost...............................             299,000           322,000
                                                                           -------------     -------------
       Net pension prepaid asset (liability)........................       $     137,000     $    (317,000)
                                                                           =============     =============


5.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is as follows:

                                                                                      December 31,
                                                                          --------------------------------
                                                                                1998             1997
                                                                          --------------    --------------

       Industrial field services..............................            $   26,782,000    $   30,388,000
       Pipeline, terminaling and product marketing services...               398,306,000       345,802,000
       Information services...................................                 3,354,000         3,040,000
       General corporate......................................                 3,848,000         3,848,000
                                                                          --------------    --------------
       Total property and equipment...........................               432,290,000       383,078,000
       Accumulated depreciation and amortization..............              (130,759,000)     (121,717,000)
                                                                          --------------    --------------
       Net property and equipment.............................            $  301,531,000    $  261,361,000
                                                                          ==============    ==============

       Equipment under capital leases and included in the cost of property and equipment is as follows:

                                                                                      December 31,
                                                                          --------------------------------
                                                                                1998              1997
                                                                          --------------    --------------

       Industrial field services equipment....................            $    4,044,000    $    5,530,000
       Pipeline, terminaling and product marketing
         services equipment...................................                      -           22,513,000
                                                                          --------------    --------------
       Total equipment acquired under capital leases..........                 4,044,000        28,043,000
       Accumulated depreciation...............................                (3,147,000)      (13,570,000)
                                                                          --------------    --------------
       Net equipment acquired under capital leases............            $      897,000    $   14,473,000
                                                                          ==============    ==============

       In December 1998, KPP exercised its option to purchase pipeline equipment previously held under a capital lease for $5.1 million in cash.

6.     DEBT

       Debt is summarized as follows:

                                                                                      December 31,
                                                                          --------------------------------
                                                                                1998             1997
                                                                          --------------    --------------
       Industrial field services:
         Credit facility due through 2001.....................            $   17,764,000    $   23,408,000
         Various notes of foreign subsidiaries, with interest
           ranging from 6.75% to 8.0%, due through 2001.......                 4,020,000         3,278,000
         Capital leases.......................................                   949,000         1,641,000
                                                                          --------------    --------------
              Total debt......................................                22,733,000        28,327,000
         Less current portion.................................                 2,441,000         3,059,000
                                                                          --------------    --------------
                                                                          $   20,292,000    $   25,268,000
                                                                          ==============    ==============
       Pipeline, terminaling and product marketing services:
         Mortgage notes due 2001 and 2002.....................            $   60,000,000    $   60,000,000
         Mortgage notes due 2001 through 2016.................                68,000,000        68,000,000
         Capital lease........................................                      -            6,453,000
           Revolving credit facility due January 2001.........                25,000,000             -
         Promissory note due June 1999........................                10,000,000             -
         Revolving credit facility due March 1999.............                 2,852,000             -
                                                                          --------------    --------------
              Total debt......................................               165,852,000       134,453,000
         Less short-term and current portion..................                12,852,000         2,335,000
                                                                          --------------    --------------
                                                                          $  153,000,000    $  132,118,000
                                                                          ==============    ==============
       Parent company:
         8.75% convertible subordinated debentures
           due through 2008...................................            $   23,666,000    $   23,666,000
         Revolving credit facility............................                      -                -
                                                                          --------------    --------------
               Total debt.....................................                23,666,000        23,666,000
         Less current portion.................................                      -                -
                                                                          --------------    --------------
                                                                          $   23,666,000    $   23,666,000
                                                                          ==============    ==============

       Total consolidated debt................................            $  212,251,000    $  186,446,000
       Short-term and current portion.........................                15,293,000         5,394,000
                                                                          --------------    --------------
       Total consolidated debt, less short-term and
         current portion......................................            $  196,958,000    $  181,052,000
                                                                          ==============    ==============


       Industrial Field Services

       At December 31, 1998, $17.8 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the parent company, is due 2001, bears interest (6.25% at December 31, 1998) at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, has a commitment fee equal to one-half of one percent per annum on unutilized amounts, contains certain financial and operational covenants with respect to the industrial field services group of companies, and restricts the subsidiary from paying dividends to the parent company under certain circumstances. This credit facility is secured by substantially all of the tangible assets of the industrial field services group.

       Pipeline, Terminaling and Product Marketing Services

       In October 1998, a wholly-owned subsidiary of KPP entered into a Promissory Note Agreement with a bank that, as amended on February 1, 1999, provides for a $15 million revolving credit availability through June 30, 1999. The Promissory Note Agreement, which is without recourse to the parent company, bears interest at variable interest rates (7.75% at December 31, 1998) and has a commitment fee of 0.35% per annum of the unused available balance. At December 31, 1998, $10.0 million was drawn under the Promissory Note Agreement and included in current liabilities.

       In March 1998, a wholly-owned subsidiary of the Company entered into a credit agreement with a bank that provides for a $20 million revolving credit facility through March 1999. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the parent company, is secured by essentially all of the tangible and intangible assets of the products marketing business and by 500,000 KPP limited partnership units held by a wholly-owned subsidiary of the Company. At December 31, 1998, $2.9 million was drawn on the facility. The Company is in the process of negotiating an amendment to the credit agreement which, among other items, is expected to extend the revolving credit facility through March 2001.

       In 1994, KPP, through a wholly-owned subsidiary, entered into a restated credit agreement with a group of banks that, as subsequently amended, provides for a $25 million revolving credit facility through January 31, 2001. The credit facility, which is without recourse to the parent company, bears interest at variable interest rates and has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1998, $25.0 million was drawn under the credit facility.

       Also in 1994, KPP, through another wholly-owned subsidiary, issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1995, KPP issued $27 million of additional Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and credit facility, which are without recourse to the parent company, are secured by a mortgage on the East Pipeline and contain certain financial and operational covenants.

       In June 1996, KPP issued $68 million of new first mortgage notes bearing interest at rates ranging from 7.08% to 7.98%. $35.0 million of these notes is due June 2001, $8.0 million is due June 2003, $10.0 million is due June 2006 and $15.0 million is due June 2016. The loan, which is without recourse to the parent company, is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

       Parent Company

       The 8.75% subordinated debentures are convertible into shares of the Company's common stock at a conversion price of $17.54 per share. The Company has satisfied the sinking fund requirements on these subordinated debentures through 2000.

       On February 1, 1996, the Company retired an 8.85% senior note, which was convertible into shares of the Company's common stock at a conversion price of $6.00 per share.

       In December 1995, the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000, that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of 0.5% per annum of the unused credit facility. The credit facility is secured by 1.0 million of the Company's limited partnership units in KPP. No amounts were drawn under the credit facility at December 31, 1998 or 1997.

       Consolidated Maturities

       Annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, are: $15.3 million (including $10.0 million of KPP debt); $2.4 million; $109.5 million (including $93.0 million of KPP debt); $29.2 million (including $27.0 million of KPP debt); and $10.1 million (including $8.0 million of KPP debt), respectively, for each of the five years ending December 31, 2003.

 7.    CAPITAL STOCK

       The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:

                                                                                     Common Stock
                                                                  -------------------------------------------------
                                                      Preferred                       Held in
                                                        Stock          Issued         Treasury        Outstanding
                                                   -------------  --------------  --------------   ----------------
       Balance at January 1, 1996.................       568,450      36,479,954       2,832,876         33,647,078
       Common shares issued or purchased..........         -              11,073         323,200           (312,127)
                                                   -------------  --------------  --------------   ----------------

       Balance at December 31, 1996...............       568,450      36,491,027       3,156,076         33,334,951
       Series F Preferred Stock issued............         1,000          -               -                  -
       Common shares issued or purchased..........         -              36,256       1,190,900         (1,154,644)
                                                   -------------  --------------  --------------   ----------------

       Balance at December 31, 1997...............       569,450      36,527,283       4,346,976         32,180,307
       Common shares issued or purchased..........         -              26,923         797,608           (770,685)
                                                   -------------  --------------  --------------   ----------------
       Balance at December 31, 1998...............       569,450      36,554,206       5,144,584         31,409,622
                                                   =============  ==============  ==============   ================


       Series A Preferred Stock

       The Company has 567,950 shares of Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") with a stated value of $10 per share outstanding at December 31, 1998. Dividends accrue quarterly at the applicable U.S. Treasury rate plus 2.00 percentage points (200 basis points) ("Applicable Rate"), but will in no event be less than 7.5% per annum or greater than 14% per annum. If dividends are in arrears for two or more quarters, additional dividends accrue on all dividends in arrears at a rate equal to the Applicable Rate plus 25 basis points for each quarter dividends are in arrears (but not more than the lesser of 14% per annum or 300 basis points more than the Applicable
       Rate). If unpaid accrued dividends exist with respect to eight or more quarters, the holders of the Series A Preferred may elect individually to require the Company to redeem their shares at a price of $12 per share plus dividends in arrears. No such arrearages existed as of December 31, 1998, 1997 and 1996. The Company, at its option, may redeem shares at any time at a price of $12 per share (reduced ratably to $10 over 15 years unless unpaid accrued dividends exist with respect to eight or more quarters) plus accrued and unpaid dividends thereon.

       Series B Preferred Stock

       On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company's Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right. At December 31, 1998, 1997 and 1996 there were no Series B Preferred shares outstanding.

       Series C Preferred Stock

       In April 1991, the Company authorized 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series C ("Series C Preferred") which have a preference value of $1.00 per share and are only entitled to a dividend if the value of the Company's common stock increases. The Series C Preferred, as an entire class, is entitled to an annual dividend commencing January 1, 1992, equal to 1/2 of 1% (proportionately reduced for authorized but unissued shares in the class) of the increase in the average per share market value of the Company's common stock during the year preceding payment of the dividend, over $4.79 (the average per share market value of the Company's common stock during 1990) multiplied by the average number of shares of common stock outstanding. The Series C Preferred has mandatory redemption requirements in the event of certain types of corporate reorganizations and may be redeemed at the option of the Company during the first 60 days of each year commencing 1994. The redemption price is the sum of (i) one divided by the average annual yield of all issues of preferred stock listed on the New York Stock Exchange during the calendar year preceding the date of the redemption period times the average dividend for the two most recent years plus (ii) a pro rata portion of the prior year's dividend based upon the number of elapsed days in the year of redemption plus (iii) any accrued and unpaid dividends. The Company may also repurchase the shares of a holder at such redemption price during the first 60 days following the year in which the holder first ceases to be an employee of the Company. A holder of the Series C Preferred may, at his option, require the Company to redeem his shares at 120% of such redemption price if the Company elects, within 10 days after the most recent dividend payment date, not to pay the accrued dividend. Upon liquidation, holders of the Series C Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. As of December 31, 1998, there were 500 shares of Series C Preferred issued and outstanding to certain officers of the Company.

       Series F Preferred Stock

       In June 1997, the Company authorized and issued 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series F ("Series F Preferred"), with a stated value of $1.00 per share to an officer of the Company. The annual dividend for the entire class of Series F Preferred, which accrues on January 1 of each year and is payable on April 1 of each year, is calculated by multiplying (i) 1% of the annual improvement (but not including amounts related to any gains or losses on the sale of any KPP units nor any amounts related to any other gains or losses in excess of $1 million on the sale of other capital assets) in the Company's diluted earnings per share of common stock ("Common EPS"), by (ii) the amount of issued and outstanding shares of the Company's common stock on January 1, 1997.

       If the Common EPS increase for the five-year period ending December 31, 2001 has not exceeded 20% compounded annually, the series will be redeemed for $1.00 per share on April 1, 2002. Otherwise, the series will be redeemed on April 1, 2002 at a "Redemption Price" for the entire class of the series equal to the average percentage increase in excess of 20% in Common EPS for such period multiplied by (i) seventy-five hundredths of 1% of the cumulative Common EPS for each calendar year ended for which the series is outstanding, and (ii) the amount of issued and outstanding shares of the Company's Common Stock on January 1, 1997.

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

       Stock Compensation Plans

       The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 1998, options on 2,091,352 shares at prices ranging from $1.63 to $5.63 were outstanding, of which 626,860 were exercisable at prices ranging from $1.63 to $5.56.

       The changes in stock options outstanding for the Company's plans for 1998, 1997 and 1996 were as follows:

                                                                  Average Price
                                               Shares               per Share
                                            -------------         -------------

       Outstanding at January 1, 1996.....      1,431,436             $  4.76
       Granted............................      1,277,678             $  2.67
       Exercised..........................         (6,000)            $  1.67
       Forfeited..........................     (1,082,936)            $  5.56
                                            -------------

       Outstanding at December 31, 1996...      1,620,178             $  2.60
       Granted............................        138,872             $  3.74
       Exercised..........................        (64,535)            $  2.29
       Forfeited..........................       (116,000)            $  2.63
                                            -------------

       Outstanding at December 31, 1997...      1,578,515             $  2.70
       Granted............................        617,347             $  4.98
       Exercised..........................        (59,910)            $  2.51
       Forfeited..........................        (44,600)            $  3.75
                                            -------------

       Outstanding at December 31, 1998...      2,091,352             $  3.36
                                            =============

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 11.35% to 12.19% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 4.53% to 5.73% based on the 30-year U.S. Treasury bill rate for the five-year expected life of the options, and no dividend yield. Using estimates calculated by such option pricing model, pro forma net income, basic earnings per share and diluted earnings per share would have been $13,020,000, $0.39 and $0.39, respectively for the year ended December 31, 1998, as compared to the reported amounts of $13,576,000, $0.41 and $0.40, respectively. For the year ended December 31, 1997, pro forma net income, basic earnings per share and diluted earnings per share would have been $10,327,000, $0.30 and $0.30, respectively, as compared to the reported amounts of $10,643,000, $0.31 and $0.30, respectively. For the year ended December 31, 1996, pro forma net income, basic earnings per share and diluted earnings per share would have been $6,750,000, $0.19 and $0.19, respectively, as compared to the reported amounts of $7,024,000, $0.19 and $0.19, respectively.

       Deferred Stock Unit Plan

       In 1996, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation, for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's Common Stock. Under the plan, as amended in 1998, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if he so desires) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically no earlier than the expiration of the vesting period and no later than ten years after the Election Date. DSU accounts are unfunded by the Company and do not bear interest. Each person that elects to participate in the DSU Plan is awarded, under the Company's 1994 Stock Incentive Plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee.


8.     EARNINGS PER SHARE

       The following is a reconciliation of basic and diluted earnings per share:

                                                                               Weighted
                                                                                Average
                                                               Net              Common          Per-Share
                                                             Income             Shares           Amount
                                                        ---------------    ---------------   --------------
       Year Ended December 31, 1998
           Net income................................   $    13,576,000
           Dividend applicable to preferred stock....          (508,000)
                                                        ----------------

           Basic EPS -
              Net income applicable to common stock..        13,068,000        31,739,572    $         0.41
                                                                                             ==============

           Effect of dilutive securities -
              Common stock options and DSUs..........            -              1,057,846
                                                        ---------------    --------------

           Diluted EPS -
              Income applicable to common stock, DSUs
                and assumed options exercised........   $    13,068,000        32,797,418    $         0.40
                                                        ===============    ==============    ==============

       Year Ended December 31, 1997
           Net income................................   $    10,643,000
           Dividend applicable to preferred stock....          (538,000)
                                                        ----------------

           Basic EPS -
              Net income applicable to common stock..        10,105,000        32,547,371    $         0.31
                                                                                             ==============

           Effect of dilutive securities -
              Common stock options...................            -                585,926
                                                        ---------------    --------------

           Diluted EPS -
              Income applicable to common stock
                and assumed options exercised........   $    10,105,000        33,133,297    $         0.30
                                                        ===============    ==============    ==============



       Year Ended December 31, 1996
           Net income................................   $     7,024,000
           Dividend applicable to preferred stock....          (502,000)
                                                        ----------------

           Basic EPS -
              Net income applicable to common stock..         6,522,000        33,630,723    $         0.19
                                                                                             ==============

           Effect of dilutive securities -
              Common stock options...................            -                242,600
                                                        ---------------    --------------

           Diluted EPS -
              Income applicable to common stock
                and assumed options exercised........   $     6,522,000        33,873,323    $         0.19
                                                        ===============    ==============    ==============


       Options to purchase 189,523, 15,000 and 80,308 shares of common stock at weighted average prices of $5.50, $5.00 and $3.73, were outstanding at December 31, 1998, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS because the effect of assumed conversion is anti-dilutive.


9.     COMMITMENTS AND CONTINGENCIES

       The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $3.8 million for 1998, $3.5 million for 1997 and $4.0 million for 1996.

       At December 31, 1998, minimum rental commitments under all capital leases and operating leases for future years are as follows: Capital Operating Leases Leases

              1999.......................... $      354,000       $    4,064,000
              2000..........................        307,000            3,528,000
              2001..........................        261,000            2,952,000
              2002..........................         76,000            1,888,000
              2003..........................           -               1,342,000
              2004 and thereafter...........           -               1,197,000
                                             --------------       --------------
         Total minimum lease payments.......        998,000       $   14,971,000
                                                                  ==============
         Less amounts representing interest.         50,000
                                             --------------
         Present value of net minimum
             lease payments................. $      948,000
                                             ==============

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

       The operations of the Company are subject to Federal, state and local laws and regulations relating to protection of the environment. Although KPP believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve in other liabilities for environmental claims of $5.3 million, including $4.5 million related to acquisitions of pipelines and terminals. During 1998, KPP incurred $0.6 million of costs related to such acquisition reserves and reduced the liability accordingly.

       The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


10.    BUSINESS SEGMENT DATA

       The following information is presented in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's adoption of SFAS No. 131, effective January 1, 1998 and applied retroactively, did not alter the composition of its reportable operating segments.

       The Company provides industrial field services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. The Pipeline, Terminaling and Product Marketing Segment includes: (i) the pipeline and terminaling operations of KPP which consist of the transportation of refined petroleum products in the Midwestern states as a common carrier and the storage of petroleum products, specialty chemicals and other liquids, and (ii) the Company's products marketing business. Additionally, the Company provides information services to governmental, insurance and financial institutions.

       The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment.

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1998              1997              1996
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Industrial field services...................   $   115,116,000    $  108,223,000    $  103,252,000
         Pipeline, terminaling and product
           marketing services........................       240,032,000       121,156,000       117,554,000
         Information services........................        20,709,000         7,557,000         8,055,000
                                                        ---------------    --------------    --------------
                                                        $   375,857,000    $  236,936,000    $  228,861,000
                                                        ===============    ==============    ==============

       Industrial field services segment revenues:
         Underpressure services......................   $    43,208,000    $   37,769,000    $   37,879,000
         Turnaround services.........................        52,924,000        48,655,000        42,537,000
         Other services..............................        18,984,000        21,799,000        22,836,000
                                                        ---------------    --------------    --------------
                                                        $   115,116,000    $  108,223,000    $  103,252,000
                                                        ===============    ==============    ==============

       Pipeline, terminaling, product marketing
         services segment revenues:
         Pipeline operations.........................   $    63,421,000    $   61,320,000    $   63,441,000
         Terminaling operations......................        62,391,000        59,836,000        54,113,000
         Product marketing services..................       114,220,000              -                 -
                                                        ---------------    --------------    --------------
                                                        $   240,032,000    $  121,156,000    $  117,554,000
                                                        ===============    ==============    ==============


                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1998              1997              1996
                                                        ---------------    --------------    --------------
       Business segment profit:
         Industrial field services ..................   $     6,656,000    $    7,438,000    $    5,073,000
         Pipeline, terminaling and product
           marketing services........................        56,057,000        53,420,000        51,285,000
         Information services........................         3,690,000         2,709,000         2,198,000
         General corporate...........................        (5,091,000)       (4,907,000)       (4,741,000)
                                                        ---------------    --------------    --------------
           Operating income..........................        61,312,000        58,660,000        53,815,000
         Interest expense............................       (15,714,000)      (15,531,000)      (15,420,000)
         Other income (expense)......................           868,000          (163,000)           27,000
         Amortization of excess of cost over fair
           value of net assets of acquired businesses        (1,948,000)       (1,879,000)       (1,848,000)
                                                         --------------    --------------    --------------
         Income before interest of outside
           non-controlling partners in KPP's net
           income and income tax expense.............   $    44,518,000    $   41,087,000    $   36,574,000
                                                        ===============    ==============    ==============

       Business segment assets:
         Depreciation and amortization:
           Industrial field services.................   $     3,854,000    $    4,563,000    $    4,227,000
           Pipeline, terminaling and product
              marketing services.....................        12,157,000        11,711,000        10,907,000
           Information services......................           192,000           151,000           234,000
           General corporate.........................             -               290,000            66,000
                                                        ---------------    --------------    --------------
                                                        $    16,203,000    $   16,715,000    $   15,434,000
                                                        ===============    ==============    ==============

         Capital  expenditures (including capitalized
           leases  and  excluding acquisitions):
           Industrial field services.................   $     2,574,000    $    2,013,000    $    3,504,000
           Pipeline, terminaling and product
              marketing services.....................         9,401,000        10,641,000         7,075,000
           Information services......................           281,000           327,000            83,000
           General corporate.........................             -                30,000            23,000
                                                        ---------------    --------------    --------------
                                                        $    12,256,000    $   13,011,000    $   10,685,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              1998               1997             1996
                                                        ---------------    --------------    --------------
         Total assets:
           Industrial field services.................   $   110,603,000    $  116,503,000    $  114,354,000
           Pipeline, terminaling and product
           marketing services........................       323,058,000       270,055,000       273,927,000
           Information services......................        11,082,000         5,429,000         3,988,000
           General corporate.........................         3,302,000        10,286,000        12,422,000
                                                        ---------------    --------------    --------------
                                                        $   448,045,000    $  402,273,000    $  404,691,000
                                                        ===============    ==============    ==============

       The following geographical area data includes revenues based on location of operating segment and net property and equipment based on physical location:

                                                                        Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1998               1997             1996
                                                        ---------------    --------------    --------------
       Geographical area revenues:
         United States............................      $   296,336,000    $  162,367,000    $  158,274,000
         Europe...................................           68,050,000        66,431,000        65,949,000
         Asia-Pacific.............................           11,471,000         8,138,000         4,638,000
                                                        ---------------    --------------    --------------
                                                        $   375,857,000    $  236,936,000    $  228,861,000
                                                        ===============    ==============    ==============
       Geographical area operating income:
         United States............................      $    54,858,000    $   51,384,000    $   48,884,000
         Europe...................................            5,456,000         6,139,000         4,001,000
         Asia-Pacific.............................              998,000         1,137,000           930,000
                                                        ---------------    --------------    --------------
                                                        $    61,312,000    $   58,660,000    $   53,815,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              1998               1997             1996
                                                        ---------------    --------------    --------------
       Geographical area net property and equipment:
         United States............................      $   292,233,000    $  249,470,000    $  252,807,000
         Europe...................................            7,781,000        10,419,000        13,648,000
         Asia-Pacific.............................            1,517,000         1,472,000           183,000
                                                        ---------------    --------------    --------------
                                                        $   301,531,000    $  261,361,000    $  266,638,000
                                                        ===============    ==============    ==============


11.    ACCRUED EXPENSES

       Accrued expenses are comprised of the following components at December 31, 1998 and 1997:

                                                       December 31,
                                            ---------------------------------
                                                  1998               1997
                                            --------------     --------------
       Accrued distribution payable.......  $    7,127,000     $    7,177,000
       Accrued income taxes...............       2,212,000          3,079,000
       Accrued taxes other than income....       2,631,000          1,957,000
       Accrued interest...................       2,454,000          2,380,000
       Accrued compensation and benefits..       3,735,000          2,728,000
       Accrued environmental..............       1,702,000          1,017,000
       Deferred terminaling fees..........       3,526,000          2,892,000
       Other accrued expenses.............      17,922,000         14,449,000
                                            --------------     --------------
                                            $   41,309,000     $   35,679,000
                                            ==============     ==============


12.    SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental information on cash paid during the period for:

                                               Year Ended December 31,
                               -------------------------------------------------
                                    1998              1997               1996
                               --------------    ---------------    ------------

       Interest.........       $   15,385,000    $    15,373,000    $ 14,502,000
                               ==============    ===============    ============

       Income taxes.....       $    2,310,000    $     1,535,000    $  1,340,000
                               ==============    ===============    ============


13.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt (excluding capital leases) as of December 31, 1998 and 1997 was approximately $217 million and $183 million as compared to the carrying value of $211 million and $178 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

       The Company does not believe that it has a significant concentration of credit risk at December 31, 1998, as the Company's accounts receivable are generated from three distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.


 14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly operating results for 1998 and 1997 are summarized as follows:

                                                                  Quarter Ended
                                    -----------------------------------------------------------------------
                                       March 31,           June 30,        September 30,      December 31,
                                    --------------     ---------------    --------------     --------------
       1998:
       Revenues................     $   59,501,000     $   100,492,000    $  105,476,000     $  110,388,000
                                    ==============     ===============    ==============     ==============

       Operating income........     $   12,607,000     $    14,981,000    $   17,907,000     $   15,817,000
                                    ==============     ===============    ==============     ==============

       Net income .............     $    1,836,000     $     3,365,000    $    4,434,000     $    3,941,000
                                    ==============     ===============    ==============     ==============

       Earnings per
         common share:
           Basic................    $          .05     $           .10    $          .14     $          .12
                                    ==============     ===============    ==============     ==============
           Diluted..............    $          .05     $           .10    $          .13     $          .12
                                    ==============     ===============    ==============     ==============

       1997:
       Revenues................     $   53,154,000     $    58,388,000    $   62,074,000     $   63,320,000
                                    ==============     ===============    ==============     ==============

       Operating income........     $   12,444,000     $    14,245,000    $   15,695,000     $   16,276,000
                                    ==============     ===============    ==============     ==============

       Net income .............     $    1,529,000     $     2,707,000    $    3,276,000     $    3,131,000
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
                                    ==============     ===============    ==============     ==============

                                                                      Schedule I
                      KANEB SERVICES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME






                                                                              Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   1998               1997                1996
                                                              -------------       -------------      --------------
General and administrative expenses.....................      $  (5,091,000)      $  (4,617,000)     $   (4,677,000)
Depreciation and amortization...........................               -               (290,000)            (64,000)
Interest expense........................................         (2,212,000)         (2,239,000)         (2,377,000)
Intercompany fees and expenses..........................          3,022,000           2,266,000           3,997,000
Interest income.........................................            284,000             372,000             247,000
Other income (expense)..................................          1,354,000          (1,024,000)           (332,000)
Equity in income of subsidiaries and KPP................         16,219,000          16,175,000          10,230,000
                                                              -------------       -------------      --------------

Net income..............................................         13,576,000          10,643,000           7,024,000
Dividends applicable to preferred stock.................            508,000             538,000             502,000
                                                              -------------       -------------      --------------

Net income applicable to common  stock..................      $  13,068,000       $  10,105,000      $    6,522,000
                                                              =============       =============      ==============

Earnings per common share:
   Basic................................................      $         .41       $         .31      $          .19
                                                              =============       =============      ==============
   Diluted..............................................      $         .40       $         .30      $          .19
                                                              =============       =============      ==============

                                                                      Schedule I
                                                                     (Continued)
                      KANEB SERVICES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  1998                   1997
                                                                             ---------------        ---------------

                                     ASSETS
Current assets:
   Cash and cash equivalents............................................     $       875,000        $     8,043,000
   Prepaid expenses and other current assets............................             177,000                  -
                                                                             ---------------        ---------------

Total current assets....................................................           1,052,000              8,043,000
                                                                             ---------------        ---------------

Property and equipment..................................................           3,848,000              3,848,000
Less accumulated depreciation...........................................           3,848,000              3,848,000
                                                                             ---------------        ---------------

     Net property and equipment.........................................              -                       -
                                                                             ---------------        ---------------

Investments in, advances to and notes receivable
  from subsidiaries and KPP.............................................         123,567,000            104,135,000

Other assets............................................................           2,250,000              2,243,000
                                                                             ---------------        ---------------

                                                                             $   126,869,000        $   114,421,000
                                                                             ===============        ===============


                             LIABILITIES AND EQUITY

Current liabilities - accounts payable and accrued expenses.............     $     7,367,000        $     3,987,000

Long-term debt..........................................................          23,666,000             23,666,000

Deferred credits and other liabilities..................................           8,391,000              8,321,000

Stockholders' equity:
   Preferred stock, without par value...................................           5,792,000              5,792,000
   Common stock, without par value......................................           4,239,000              4,234,000
   Additional paid-in capital...........................................         197,263,000            197,242,000
   Accumulated deficit..................................................         (88,423,000)          (101,491,000)
   Treasury stock, at cost..............................................         (29,775,000)           (25,216,000)
   Unamortized restricted stock.........................................            (141,000)                 -
   Accumulated comprehensive income (loss) -
     foreign currency translation adjustment............................          (1,510,000)            (2,114,000)
                                                                             ---------------        ----------------

       Total stockholders' equity.......................................          87,445,000             78,447,000
                                                                             ---------------        ---------------
                                                                             $   126,869,000        $   114,421,000
                                                                             ===============        ===============


                                                                      Schedule I
                                                                     (Continued)
                      KANEB SERVICES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                              1998                1997                 1996
                                                       -----------------    ----------------    ------------------
Operating activities:
   Net income .......................................  $      13,576,000    $     10,643,000    $        7,024,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization...................              -                 290,000                64,000
     Equity in net income of subsidiaries and KPP....        (16,219,000)        (16,175,000)          (10,230,000)
     Changes in current assets and liabilities:
       Accounts receivable...........................              -                 102,000                99,000
       Prepaid expenses..............................           (177,000)            818,000              979,000
       Accrued expenses .............................          3,380,000          (4,439,000)           (1,245,000)
                                                       -----------------    -----------------   -------------------
       Net cash provided by (used in)
         operating activities........................            560,000          (8,761,000)           (3,309,000)
                                                       -----------------    -----------------   ------------------

Investing activities:
   Capital expenditures..............................              -                 (30,000)              (25,000)
   Change in other assets, net.......................            667,000          (3,082,000)             (129,000)
                                                       -----------------    -----------------   -------------------
       Net cash provided by (used in)
         investing activities........................            667,000          (3,112,000)             (154,000)
                                                       -----------------    -----------------   -------------------
Financing activities:
   Payments on long-term debt........................              -                    -               (6,000,000)
   Preferred stock dividends paid....................           (508,000)           (538,000)             (502,000)
   Change in investments in, advances to and notes
     receivable from subsidiaries and KPP............         (3,213,000)         16,075,000             1,369,000
   Common stock issued...............................            194,000              33,000                 -
   Purchase of treasury stock........................         (4,868,000)         (4,585,000)           (1,079,000)
                                                       ------------------   -----------------   -------------------
        Net cash provided by (used in) financing
         activities..................................         (8,395,000)         10,985,000            (6,212,000)
                                                       -----------------    ----------------    -------------------

Decrease in cash and cash equivalents................         (7,168,000)           (888,000)           (9,675,000)
Cash and cash equivalents at beginning of year.......          8,043,000           8,931,000            18,606,000
                                                       -----------------    ----------------    ------------------
Cash and cash equivalents at end of year.............  $         875,000    $      8,043,000    $        8,931,000
                                                       =================    ================    ==================

                                                                     Schedule II
                              KANEB SERVICES, INC.
                      VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                 Additions
                                                         -----------------------------
                                         Balance at      Charged to      Charged to                      Balance at
                                        Beginning of      Costs and         Other                           End of
           Descriptions                   Period          Expenses         Accounts       Deductions        Period
------------------------------------   -------------     -----------    -------------   --------------   ------------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 1998:
   For doubtful receivables
     classified as current assets...   $         570      $      430    $         99(a) $     (174)(b)   $        925
                                       =============      ==========    ==============  =============    ============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      55,684      $    -        $       -        $     (7,166)   $     48,518
                                       =============      ==========    ==============   =============   ============

Year Ended December 31, 1997:
   For doubtful receivables
     classified as current assets...   $         666      $      246    $       (19)(a)  $     (323)(b)  $        570
                                       =============      ==========    ==============   =============   ============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      86,698      $    -        $        -        $    (31,014)   $    55,684
                                       =============      ==========    ==============    ============    ===========

Year Ended December 31, 1996:
   For doubtful receivables
     classified as current assets...   $       1,133      $      333    $       (23)(a)   $    (777)(b)   $       666
                                       =============      ==========    ==============    ============    ===========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      84,284      $    -        $     6,598       $     (4,184)   $    86,698
                                       =============      ==========    ==============    ============    ===========

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



                                           KANEB SERVICES, INC.

                                           By:      JOHN R. BARNES
                                          President and Chief Executive Officer
                                           Date:    March 25, 1999

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services, Inc. and in the capacities and on the date indicated.

      Signature                          Title                        Date
Principal Executive Officer

JOHN R. BARNES                   President, Chief Executive       March 25, 1999
                                 Officer and Director

Principal Accounting Officer

MICHAEL R. BAKKE                 Controller                       March 25, 1999



Directors

SANGWOO AHN                      Director                         March 25, 1999

JOHN R. BARNES                   Director                         March 25, 1999

FRANK M. BURKE, JR.              Director                         March 25, 1999

CHARLES R. COX                   Director                         March 25, 1999

HANS KESSLER                     Director                         March 25, 1999

JAMES R. WHATLEY                 Director                         March 25, 1999

                                  EXHIBIT INDEX

Exhibit
Number                        Description
---------         ----------------------------------------
3.7               By-laws of the Registrant

10.11             Form of Indemnification Agreement

22                List of subsidiaries of the Registrant

23                Consents of independent accountants -
                  KPMG LLP and PricewaterhouseCoopers LLP

28                Financial Data Schedule