Form 10-Q
period 1999-03-31
KANEB SERVICES INC
filed 1999-05-14
CIK 54441

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

For the Quarterly Period                                        Commission File
Ended March 31, 1999                                            Number 001-05083

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

Class of Common Stock                              Outstanding at April 30, 1999
     No par value                                       31,430,675 shares

KANEB SERVICES, INC. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three Months Ended
             March 31, 1999 and 1998                                       1

         Condensed Consolidated Balance Sheets - March 31, 1999
             and December 31, 1998                                         2

         Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1999 and 1998                          3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 8

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 13

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Revenues                                                   $ 99,356    $ 59,501
                                                           --------    --------
Costs and expenses:
     Operating costs                                         43,842      39,933
     Cost of sales                                           34,676       1,848
     Depreciation and amortization                            4,502       4,047
     General and administrative                               1,124       1,066
                                                           --------    --------
           Total costs and expenses                          84,144      46,894
                                                           --------    --------

Operating income                                             15,212      12,607

Other income (expense)                                          284         (37)
Interest expense                                             (4,535)     (3,745)
Amortization of excess of cost over fair
     value of net assets of acquired business                  (511)       (475)
                                                           --------    --------

Income before interest of outside non-controlling partners
     in KPP's net income and income tax expense              10,450       8,350
Interest of outside non-controlling partners in KPP's
     net income                                              (7,364)     (6,055)
Income tax expense                                             (777)       (459)
                                                           --------    --------

Net income                                                    2,309       1,836
Dividends applicable to preferred stock                         114         150
                                                           --------    --------

Net income applicable to common stock                      $  2,195    $  1,686
                                                           ========    ========

Earnings per common share - Basic and Diluted              $    .07    $    .05
                                                           ========    ========



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)


                                                          March 31, December 31,
                                                            1999         1998
                                                         ---------    ----------
                                                        (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents                           $  22,750    $   9,134
     Accounts receivable, trade                             53,006       47,540
     Inventories                                            11,480       13,465
     Prepaid expenses and other current assets               7,984        6,615
                                                         ---------    ---------
        Total current assets                                95,220       76,754
                                                         ---------    ---------

Property and equipment                                     473,984      432,290
Less accumulated depreciation and amortization             133,502      130,759
                                                         ---------    ---------
     Net property and equipment                            340,482      301,531
                                                         ---------    ---------

Excess of cost over fair value of net assets
     of acquired businesses                                 64,270       62,521

Other assets                                                 7,120        7,239
                                                         ---------    ---------
                                                         $ 507,092    $ 448,045
                                                         =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Short-term and current portion of long-term debt    $  35,696    $  15,293
     Accounts payable                                       15,197       14,520
     Accrued expenses                                       44,326       41,309
                                                         ---------    ---------
         Total current liabilities                          95,219       71,122
                                                         ---------    ---------

Long-term debt, less current portion:
     Industrial field services                              21,176       20,292
     Pipeline, terminaling and product marketing services  182,210      153,000
     Parent company                                         23,666       23,666
                                                         ---------    ---------
         Total long-term debt, less current portion        227,052      196,958
                                                         ---------    ---------

Deferred income taxes and other liabilities                 19,326       15,626

Interest of outside non-controlling partners in KPP         76,376       76,894

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                      5,792        5,792
     Common stock, without par value                         4,240        4,239
     Additional paid-in-capital                            197,293      197,263
     Accumulated deficit                                   (86,228)     (88,423)
     Unamortized restricted stock                             (141)        (141)
     Treasury stock, at cost                               (29,767)     (29,775)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment            (2,070)      (1,510)
                                                         ---------    ---------
         Total stockholders' equity                         89,119       87,445
                                                         ---------    ---------
                                                         $ 507,092    $ 448,045
                                                         =========    =========

                See notes to consolidated financial statements.
                                        2

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Operating activities:
   Net income                                              $  2,309    $  1,836
   Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                         4,502       4,047
        Interest of outside non-controlling partners in KPP   7,364       6,055
        Amortization of excess of cost over fair
          value of net assets acquired                          511         475
        Deferred income taxes                                   404         187
        Changes in working capital components                   169      (2,712)
                                                           --------    --------

         Net cash provided by operating activities           15,259       9,888
                                                           --------    --------

Investing activities:
   Capital expenditures                                      (2,651)     (3,010)
   Acquisitions, net of cash acquired                       (41,807)     (6,591)
   Change in other assets, net                                   68      (2,136)
                                                           --------    --------

       Net cash used in investing activities                (44,390)    (11,737)
                                                           --------    --------

Financing activities:
   Issuance of short-term and long-term debt                 51,450       9,028
   Payments on long-term debt                                  (953)     (3,315)
   Preferred stock dividends                                   (114)       (150)
   Distributions to outside non-controlling partners in KPP  (7,675)     (7,129)
   Common stock issued                                           39         121
                                                           --------    --------

       Net cash provided by (used in) financing activities   42,747      (1,445)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents             13,616      (3,294)
Cash and cash equivalents at beginning of period              9,134      23,025
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 22,750    $ 19,731
                                                           ========    ========

Supplemental cash flow information:
   Cash paid for interest                                  $  2,934    $  2,836
                                                           ========    ========

   Cash paid for income taxes                              $    204    $  1,125
                                                           ========    ========

                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 1999 and the consolidated results of their operations and cash flows for the periods ended March 31, 1999 and 1998. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   ACQUISITION

     On February 1, 1999, Kaneb Pipe Line Partners, L.P. ("KPP") acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus the assumption certain liabilities. The acquisition, which was financed with term loans from a bank, has been accounted for using the purchase method of accounting. The pro forma effect of the acquisition was not material to the results of operations.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1999       1998
                                                            -------    --------
                                                               (in thousands)

     Net income                                             $ 2,309    $ 1,836
     Other comprehensive income (loss) - foreign
        currency translation adjustment                        (560)         1
                                                            -------    -------
     Comprehensive income                                   $ 1,749    $ 1,837
                                                            =======    =======


4.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):
                                                             Weighted
                                                              Average
                                                    Net       Common  Per-Share
                                                  Income      Shares    Amount
                                                 -------    --------- ---------
    Three Months Ended March 31, 1999
    ---------------------------------
    Net income                                   $ 2,309
    Dividends applicable to preferred stock         (114)
                                                 -------

    Basic earnings per share -
       Income applicable to common stock           2,195     31,414   $   .07
                                                                      =======

    Effect of dilutive securities -
       Common stock options and DSUs                --        1,011
                                                 -------    -------

    Diluted earnings per share -
       Income applicable to common stock,
       DSUs and assumed options exercised        $ 2,195     32,425   $   .07
                                                 =======    =======   =======

    Three Months Ended March 31, 1998
    ---------------------------------
    Net income                                   $ 1,836
    Dividends applicable to preferred stock         (150)
                                                 -------

    Basic earnings per share -
       Income applicable to common stock           1,686     32,189   $   .05
                                                                      =======

    Effect of dilutive securities -
       Common stock options and DSUs                --          771
                                                 -------    -------

    Diluted earnings per share -
       Income applicable to common stock,
       DSUs and assumed options exercised        $ 1,686     32,960   $   .05
                                                 =======    =======   =======

     Options to purchase 106,232 and 682 shares of common stock at weighted average prices of $4.26 and $5.36, were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.


5.   DEBT

     In January 1999, KPP entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline. The term loans, which are without recourse to the Company, contain certain financial and operational covenants and are due in June 1999 ($18.3 million) and in January 2002 ($25.9 million).


6.   CONTINGENCIES

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


7.   BUSINESS SEGMENT DATA

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

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                               (in thousands)
Business segment revenues:
   Industrial field services                               $ 24,116    $ 27,489
   Pipeline, terminaling and product marketing services      68,212      29,997
   Information services                                       7,028       2,015
                                                           --------    --------
                                                           $ 99,356    $ 59,501
                                                           ========    ========
Industrial field services segment revenues:
   Underpressure services                                  $  9,725    $ 10,693
   Turnaround services                                       10,616      11,625
   Other services                                             3,775       5,171
                                                           --------    --------
                                                           $ 24,116    $ 27,489
                                                           ========    ========
Pipeline, terminaling and product marketing
  services segment revenues:
      Pipeline operations                                  $ 15,164    $ 14,101
      Terminaling operations                                 21,681      13,969
      Product marketing services                             31,367       1,927
                                                           --------    --------
                                                           $ 68,212    $ 29,997
                                                           ========    ========
Business segment profit:
   Industrial field services                               $    123    $  1,007
   Pipeline, terminaling and product marketing services      15,289      11,942
   Information services                                         924         724
   General corporate                                         (1,124)     (1,066)
                                                           --------    --------
      Operating income                                       15,212      12,607
   Other income (expense)                                       284         (37)
   Interest expense                                          (4,535)     (3,745)
   Amortization of excess of cost over fair
      value of net assets of acquired businesses               (511)       (475)
                                                           --------    --------
   Income before interest of outside
      non-controlling partners of KPP's
      net income and income tax expense                    $ 10,450    $  8,350
                                                           ========    ========

                                                           March 31  December 31
                                                             1999        1998
                                                           --------    --------
Total assets:
   Industrial field services                               $110,055    $110,603
   Pipeline, terminaling and product marketing services     374,101     323,058
   Information services                                      16,181      11,082
   General corporate                                          6,755       3,302
                                                           --------    --------
                                                           $507,092    $448,045
                                                           ========    ========

KANEB SERVICES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

     Operating Results:

     Industrial Field Services
                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                               (in thousands)

     Revenues:
        United States                                      $  7,469    $  8,936
        Europe                                               13,820      15,887
        Asia-Pacific                                          2,827       2,666
                                                           --------    --------
            Total revenues                                 $ 24,116    $ 27,489
                                                           ========    ========

     Operating income:
        United States                                      $     39    $    482
        Europe                                                  110         561
        Asia-Pacific                                            319         105
        Headquarters                                           (345)       (141)
                                                           --------    --------

            Total operating income                         $    123    $  1,007
                                                           ========    ========
     Capital expenditures, excluding acquisitions          $    357    $    622
                                                           ========    ========

     This business segment provides specialized industrial field services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

     For the three months ended March 31, 1999, revenues for the Industrial Field Services segment decreased by $3.4 million, or 12%, when compared to the same 1998 period, due primarily to adverse market conditions in the United States and Europe, partially offset by modest gains in Asia-Pacific. In the United States, revenues decreased by 16%, compared to the same period in 1998, due primarily to declines in on-site machining services. In Europe, revenues decreased by 13%, due to lower turnaround and other process plant services in the United Kingdom. Asia-Pacific revenues increased by 6% in the first quarter of 1999, compared to 1998, due primarily to increases in turnaround services in Australia and Singapore, partially offset by declines in underpressure services in Hong Kong.

     Overall, Industrial Field Services operating income decreased by $0.9 million for the quarter ended March 31, 1999, compared to the same 1998 period, due to decreases in revenues and operating income in the United States and Europe, a result of adverse market conditions in these regions.

     Pipeline, Terminaling and Product Marketing Services

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                               (in thousands)
     Revenues:
        Pipeline and terminaling                           $ 36,845    $ 28,070
        Product marketing                                    31,367       1,927
                                                           --------    --------
                                                           $ 68,212    $ 29,997
                                                           ========    ========

     Operating income                                      $ 15,289    $ 11,942
                                                           ========    ========

     Capital expenditures, excluding acquisitions          $  2,258    $  2,350
                                                           ========    ========


     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's products marketing business acquired in late March 1998. KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwest and Eastern Rocky Mountain areas and provides terminaling and storage services for petroleum products and specialty chemicals. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest in the partnership. The petroleum products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.

     On October 30, 1998, KPP, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, KPP acquired a 50% interest in the newly formed ST Linden Terminal LLC for $20.5 million plus transaction costs. During the year ended December 31, 1998, the Partnership acquired other terminals for aggregate consideration of $15.9 million. On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for approximately $37.2 million plus the assumption of certain liabilities. The acquisitions (the "Acquisitions") were funded by KPP with bank financing.

     For the three months ended March 31, 1999, revenues for the Pipeline and Terminaling business increased by $8.8 million, or 31%, when compared to 1998, due to a $1.1 million increase in revenues in the pipeline business and $7.7 million increase in terminaling revenues when compared to the same 1998 period. The increase in pipeline revenues for the three months ended March 31, 1999 is due primarily to increases in volumes shipped, when compared to the same period in 1998. The increase in terminaling revenues for the three months ended March 31, 1999 is due to the Acquisitions and an increase in tank utilization resulting from favorable market conditions.

     The $3.3 million increase in operating income for the quarter ended March 31, 1999, compared to 1998, is due to a $0.6 million increase in pipeline operating income, a $2.4 million increase in terminaling operating income, primarily resulting from the Acquisitions and the increase in tank utilization, and $0.3 million from the products marketing business acquired in March 1998.

     The interest of outside non-controlling partners in KPP's net income was $7.4 million and $6.1 million for the three month periods ended March 31, 1999 and 1998, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $7.7 million and $7.1 million for the three month periods ended March 31, 1999 and 1998, respectively.

     Capital expenditures of $2.3 million for the three months ended March 31, 1999, relate to the maintenance of existing operations. Routine capital expenditures for 1999 are currently estimated to be between $12 million and $16 million.

     Information Services

     The Company's information services business is conducted through a variety of wholly-owned subsidiaries. The information services group provides consulting services, sales of computer hardware manufactured by others, insurance tracking services and other related information management and processing services primarily for governmental, insurance and financial institutions.


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
                                                               (in thousands)

     Revenues                                              $  7,028    $  2,015
                                                           ========    ========
     Operating income                                      $    924    $    724
                                                           ========    ========
     Capital expenditures, excluding acquisitions          $     36    $     38
                                                           ========    ========

     For the three months ended March 31, 1999, revenues increased $5.0 million, or 249%, and operating income increased $0.2 million, or 28%, when compared to 1998, primarily from increased computer hardware sales and consulting services provided to various federal government agencies.

     On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.


     Liquidity and Capital Resources

     During  the first  three  months of 1999,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $15.3 million and $9.9 million for the three months ended March 31, 1999 and 1998, respectively. Capital expenditures (excluding acquisitions) were $2.7 million for the three months ended March 31, 1999, compared to $3.0 million in 1998. Capital expenditures in 1999 are expected to be funded by internally generated funds.

     In January 1999, KPP entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline. The term loans, which are without recourse to the Company, contain certain financial and operational covenants and are due in June 1999 ($18.3 million) and in January 2002 ($25.9 million).

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.


     Year 2000 Issue

     The Company recognizes the challenges associated with Year 2000 Issues ("Y2K") and has undertaken a review and testing of its computer systems to identify Y2K-related issues associated with any items of software or hardware used in its business operations. Most of the software systems used by the Company are licensed from third parties and are Y2K compliant or will be upgraded to Y2K compliant releases before the end of 1999. This issue is being addressed by the Company in multiple phases, including assessment, remediation, testing and implementation, and progress is being monitored by the Company's senior management. All material systems, on a world-wide basis, including non-information technology systems that may house non-compliant, embedded technology are being evaluated.

     In addition to addressing the Company's own systems, as described above, the Company must assess the state of readiness of the systems of other entities with which it does business. With respect to its third-party relationships, the Company has contacted its primary suppliers and service providers to assess their state of Y2K readiness. The Company has received information from its critical suppliers and service providers and anticipates receiving additional information in the near future that will assist the Company in assessing the Y2K readiness of these parties. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Company's operations.

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

     At March 31, 1999, the initial assessment phase has been completed for the Company's information technology systems. Most of the major information technology systems on which the Company's operations depend have been updated, tested and certified to be Y2K compliant. The Company continues to assess Y2K compliance and evaluate the appropriate courses of action of its non-information technology systems, including embedded chips located in pipeline, terminaling and other hardware. The Company's expects to complete its assessment of non-information technology systems by the end of the second quarter of 1999 and complete all phases of its Y2K program prior to December 31, 1999.

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

     Through March 31, 1999, the Company has incurred approximately $0.9 million of costs related to assessing, remediating and testing its information technology and non-information technology systems. A portion of these costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of these expenditures has been accelerated due to Y2K considerations. The Company does not anticipate that future costs to become fully Y2K compliant will be material.

                           PART II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits.

                      27.            Financial Data Schedule


         (b)       Reports on Form 8-K

                    Registrant's Current Report on Form 8-K/A, dated March 9, 1999, (SEC File No. 001-05083).



                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                          KANEB SERVICES, INC.
                                          (Registrant)


Date:  May 14, 1999                               //s//
                                           Michael R. Bakke
                                           Controller