Form 10-Q
period 1999-06-30
KANEB SERVICES INC
filed 1999-08-13
CIK 54441

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

For the Quarterly Period                                      Commission File
Ended June 30, 1999                                           Number 001-05083

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

Class of Common Stock                              Outstanding at July 30, 1999
   No par value                                          31,441,349 shares

KANEB SERVICES, INC. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 1999
--------------------------------------------------------------------------------


                                                                        Page No.
                           Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Consolidated Statements of Income - Three and Six Months
          Ended June 30, 1999 and 1998                                     1

        Condensed Consolidated Balance Sheets - June 30, 1999
           and December 31, 1998                                           2

        Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 1999 and 1998                             3

        Notes to Consolidated Financial Statements                         4

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11

                           Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                                  18

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                ----------------------    ----------------------
                                                  1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------

Revenues                                        $ 122,951    $ 100,492    $ 222,307    $ 159,993
                                                ---------    ---------    ---------    ---------

Costs and expenses:
     Operating costs                               48,212       41,342       92,054       81,275
     Cost of sales                                 52,798       38,607       87,474       40,455
     Depreciation and amortization                  4,561        4,202        9,063        8,249
     General and administrative                     1,261        1,360        2,385        2,426
                                                ---------    ---------    ---------    ---------
         Total costs and expenses                 106,832       85,511      190,976      132,405
                                                ---------    ---------    ---------    ---------

Operating income                                   16,119       14,981       31,331       27,588

Other income                                          163           62          447           25
Interest expense                                   (4,789)      (3,891)      (9,324)      (7,636)
Amortization of excess of cost over fair
   value of net assets of acquired businesses        (555)        (495)      (1,066)        (970)
                                                ---------    ---------    ---------    ---------

Income before interest of outside non-
   controlling partners in KPP's net
   income and income tax expense                   10,938       10,657       21,388       19,007
Interest of outside non-controlling
  partners in KPP's net income                     (7,338)      (6,762)     (14,702)     (12,817)
Income tax benefit (expense)                          412         (530)        (365)        (989)
                                                ---------    ---------    ---------    ---------
Net income                                          4,012        3,365        6,321        5,201
Dividends applicable to preferred stock               108          158          222          308
                                                ---------    ---------    ---------    ---------

Net income applicable to common stock           $   3,904    $   3,207    $   6,099    $   4,893
                                                =========    =========    =========    =========

Earnings per common share -
   Basic and Diluted                            $     .12    $     .10    $     .19    $     .15
                                                =========    =========    =========    =========



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                         June 30,    December 31
                                                           1999          1998
                                                        ---------    -----------
                                                       (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents                          $  20,464    $   9,134
     Accounts receivable, trade                            57,205       47,540
     Inventories                                           14,523       13,465
     Prepaid expenses and other current assets              7,465        6,615
                                                        ---------    ---------
        Total current assets                               99,657       76,754
                                                        ---------    ---------

Property and equipment                                    454,112      411,285
Less accumulated depreciation and amortization            136,596      130,759
                                                        ---------    ---------
     Net property and equipment                           317,516      280,526
                                                        ---------    ---------

Investment in affiliate                                    22,423       21,005

Excess of cost over fair value of net assets
     of acquired businesses                                63,764       62,521

Other assets                                                7,102        7,239
                                                        ---------    ---------
                                                        $ 510,462    $ 448,045
                                                        =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Short-term and current portion of long-term debt   $   2,376    $  15,293
     Accounts payable                                      18,764       14,520
     Accrued expenses                                      41,558       41,309
                                                        ---------    ---------
         Total current liabilities                         62,698       71,122
                                                        ---------    ---------

Long-term debt, less current portion:
    Pipeline and terminaling services                     211,719      153,000
    Product marketing services                              3,632         --
    Industrial field services                              21,037       20,292
     Parent company                                        23,666       23,666
                                                        ---------    ---------
         Total long-term debt, less current portion       260,054      196,958
                                                        ---------    ---------

Deferred income taxes and other liabilities                19,004       15,626

Interest of outside non-controlling partners in KPP        75,595       76,894

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                     5,792        5,792
     Common stock, without par value                        4,241        4,239
     Additional paid-in-capital                           197,287      197,263
     Accumulated deficit                                  (82,324)     (88,423)
     Unamortized restricted stock                            (141)        (141)
     Treasury stock, at cost                              (29,709)     (29,775)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment           (2,035)      (1,510)
                                                        ---------    ---------
         Total stockholders' equity                        93,111       87,445
                                                        ---------    ---------
                                                        $ 510,462    $ 448,045
                                                        =========    =========

                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                             Six Months Ended
                                                                  June 30
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Operating activities:
   Net income                                              $  6,321    $  5,201
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                         9,063       8,249
        Equity in earnings of affiliate                      (1,556)       --
        Interest of outside non-controlling partners
          in KPP                                             14,702      12,817
        Amortization of excess of cost over fair
          value of net assets of acquired businesses          1,066         970
        Deferred income taxes                                   596         292
        Changes in working capital components                (6,140)     (6,748)
                                                           --------    --------

         Net cash provided by operating activities           24,052      20,781
                                                           --------    --------

Investing activities:
   Capital expenditures                                      (5,171)     (7,192)
   Acquisitions, net of cash acquired                       (41,255)     (7,829)
   Change in other assets, net                                 (995)     (2,417)
                                                           --------    --------
         Net cash used in investing activities              (47,421)    (17,438)
                                                           --------    --------

Financing activities:
   Issuance of short-term and long-term debt                 51,490      10,247
   Payments on long-term debt                                (1,311)     (5,655)
   Preferred stock dividends                                   (222)       (228)
   Distributions to outside non-controlling partners
     in KPP                                                 (15,350)    (14,255)
   Common stock issued                                           92         137
   Purchase of treasury stock                                  --        (4,736)
                                                           --------    --------
         Net cash provided by (used in) financing
            activities                                       34,699     (14,490)
                                                           --------    --------
Increase (decrease) in cash and cash equivalents             11,330     (11,147)
Cash and cash equivalents at beginning of period              9,134      23,025
                                                           --------    --------

Cash and cash equivalents at end of period                 $ 20,464    $ 11,878
                                                           ========    ========
Supplemental cash flow information:
   Cash paid for interest                                  $  8,940    $  7,480
                                                           ========    ========
   Cash paid for income taxes                              $    615    $  2,060
                                                           ========    ========


                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 1999 and the consolidated results of their operations and cash flows for the periods ended June 30, 1999 and 1998. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   ACQUISITION BY KPP

     On February 1, 1999, Kaneb Pipe Line Partners, L.P. ("KPP") acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus the assumption of certain liabilities. The acquisition, which was financed by term loans from a bank, has been accounted for using the purchase method of accounting. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline. The term loans, which are without recourse to the Company, contain certain financial and operational covenants. $18.3 million of the term loans were repaid in July 1999 with the proceeds from a public offering of KPP units (see Note 3). The remaining portion ($25.9 million) is due in January 2002. The pro forma effect of the acquisition was not material to the results of operations.


3.   PUBLIC OFFERING OF KPP UNITS

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per Unit, generating approximately $65.7 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans resulting from the United Kingdom terminal acquisition referred to in Note 2. Accordingly, the current debt repaid with offering proceeds ($33.3 million at June 30, 1999) has been reclassified as long-term in the accompanying balance sheet.

     As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $15.2 million. Accordingly, the Company will recognize a gain, before deferred income taxes, of $15.2 million in the third quarter of 1999.


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 1999 and 1998 is as follows:

                                          Three Months Ended   Six Months Ended
                                                June 30,           June 30,
                                          -----------------   -----------------
                                            1999      1998     1999       1998
                                          -------   -------   -------   -------
                                                     (in thousands)

     Net income                           $ 4,012   $ 3,365   $ 6,321   $ 5,201
     Other comprehensive income (loss)
        foreign currency translation
        adjustment                             35        26      (525)       27
                                          -------   -------   -------   -------
     Comprehensive income                 $ 4,047   $ 3,391   $ 5,796   $ 5,228
                                          =======   =======   =======   =======

5.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                            Weighted
                                                             Average
                                                   Net       Common  Per-Share
                                                  Income     Shares    Amount
                                                 --------   -------- ---------
     Three Months Ended June 30, 1999
     --------------------------------
       Net income                                $ 4,012
       Dividends applicable to preferred stock      (108)
                                                 -------
       Basic earnings per share -
          Income applicable to common stock        3,904     31,436   $   .12
                                                                      =======

       Effect of dilutive securities -
          Common stock options and DSUs             --        1,084
                                                 -------    -------
       Diluted earnings per share -
          Income applicable to common stock,
          DSUs and assumed options exercised     $ 3,904     32,520   $   .12
                                                 =======    =======   =======

     Three Months Ended June 30, 1998
     --------------------------------
       Net income                                $ 3,365
       Dividends applicable to preferred stock      (158)
                                                 -------
       Basic earnings per share -
          Income applicable to common stock        3,207     31,944   $   .10
                                                                      =======
       Effect of dilutive securities -
          Common stock options and DSUs             --          800
                                                 -------    -------
       Diluted earnings per share -
          Income applicable to common stock,
          DSUs and assumed options exercised     $ 3,207     32,744   $   .10
                                                 =======    =======   =======

     Six Months Ended June 30, 1999
     ------------------------------
       Net income                                $ 6,321
       Dividends applicable to preferred stock      (222)
                                                 -------

       Basic earnings per share -
         Income available to common stock          6,099     31,425   $    .19
                                                                      ========
       Effect of dilutive securities -
         Common stock options                       --        1,069
                                                 -------   --------
       Diluted earnings per share -
         Income available to common stock
         and assumed options exercised           $ 6,099     32,494   $    .19
                                                 =======    =======   ========

     Six Months Ended June 30, 1998
     ------------------------------
       Net income                                $ 5,201
       Dividends applicable to preferred stock      (308)
                                                 -------
       Basic earnings per share -
         Income available to common stock          4,893     32,066   $   0.15
                                                                      ========
       Effect of dilutive securities -
          Common stock options                      --          777
                                                 -------   --------
       Diluted earnings per share -
          Income available to common stock
          and assumed options exercised          $ 4,893     32,843   $   0.15
                                                 =======    =======   ========

     Options to purchase 94,553 and 652 shares of common stock at weighted average prices of $5.20 and $5.63, were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.


6.   CONTINGENCIES

     The operations of the Company are subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company, could result in substantial costs and liabilities to the Company.

     Certain subsidiaries of KPP are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation, the entity from whom KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that KPP acquired the abandoned pipeline as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that KPP's subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify KPP for these expenses. The case is set for trial in September 1999.

     KPP's consistent position is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction and did not assume any responsibility for the environmental damage. In a motion for partial summary judgment, the trial judge has ruled that the pipeline was an asset of the company KPP acquired. KPP intends to seek a rehearing on this issue from the trial judge. In addition, KPP is continuing with its defense that the pipeline had been abandoned prior to the acquisition of ST Services and could not have been included in the assets KPP acquired. The defendants also believe that they have certain rights to indemnification from Grace under the acquisition agreement with Grace. These rights include claims against Grace for fraud and breach of environmental representations in the acquisition agreement. The acquisition agreement also includes Grace's agreement to indemnify KPP against 60% of post-closing environmental remediation costs, subject to a maximum indemnity payment of $10 million.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation, which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP has voluntarily responded to an invitation from the Government to provide information indicating that it does not own the pipeline. In connection with a court-ordered mediation between Grace and KPP, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million,  and  expects in the future to incur  costs of  approximately  $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. Any claims by the Government could be material in amount and, if made and ultimately sustained against KPP, could adversely affect KPP's ability to pay cash distributions to its unitholders.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


7.   BUSINESS SEGMENT DATA

     The Pipeline and Terminaling Segment includes the pipeline and terminaling operations of KPP which consist of the transportation of refined petroleum products in the Midwestern states as a common carrier and the storage of petroleum products, specialty chemicals and other liquids. The Company's Product Marketing Segment provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions, as well as California. The Company's Information Services Segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. Additionally, the Company provides Industrial Field Services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries.

     During the second quarter of 1999, the Company changed the composition of its segments to report Product Marketing Services as a separate segment. Comparable prior year amounts have been restated to conform to the current presentation.

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          1999           1998              1999           1998
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Pipeline and terminaling services            $      39,171   $      30,553    $      76,016  $       58,623
        Product marketing services                          51,173          37,699           82,540          39,626
        Information services                                 7,542           2,731           14,570           4,746
        Industrial field services                           25,065          29,509           49,181          56,998
                                                     -------------   -------------    -------------  --------------
                                                     $     122,951   $     100,492    $     222,307  $      159,993
                                                     =============   =============    =============  ==============
     Pipeline and terminaling services segment
       revenues:
           Pipeline operations                       $      16,182   $      15,351    $      31,346  $       29,452
           Terminaling operations                           22,989          15,202           44,670          29,171
                                                     -------------   -------------    -------------  --------------
                                                     $      39,171   $      30,553    $      76,016  $       58,623
                                                     =============   =============    =============  ==============
     Industrial field services segment revenues:
        Underpressure services                       $       9,500   $       9,955    $      19,225  $       20,648
        Turnaround services                                 12,909          13,948           23,525          25,573
        Other services                                       2,656           5,606            6,431          10,777
                                                     -------------   -------------    -------------  --------------
                                                     $      25,065   $      29,509    $      49,181  $       56,998
                                                     =============   =============    =============  ==============
     Business segment profit:
        Pipeline and terminaling services            $      15,642   $      12,924    $      30,566  $       24,808
        Product marketing services                             327             260              692             318
        Information services                                 1,154             956            2,078           1,680
        Industrial field services                              257           2,201              380           3,208
        General corporate                                   (1,261)         (1,360)          (2,385)         (2,426)
                                                     -------------   -------------    -------------  --------------
           Operating income                                 16,119          14,981           31,331          27,588
        Other income                                           163              62              447              25
        Interest expense                                    (4,789)         (3,891)          (9,324)         (7,636)
        Amortization of excess of cost
           over fair value of net assets
           of acquired businesses                             (555)           (495)          (1,066)           (970)
                                                     -------------   -------------    -------------  --------------
        Income before interest of outside
           non-controlling partners of
           KPP's net income and
           income tax expense                        $      10,938   $      10,657    $      21,388  $       19,007
                                                     =============   =============    =============  ==============

                                                                                         June 30,      December 31,
                                                                                           1999           1998
                                                                                      -------------  --------------
     Total assets:
        Pipeline and terminaling services                                             $     356,632  $      310,825
        Product marketing services                                                           17,617          12,233
        Information services                                                                 17,017          11,082
        Industrial field services                                                           109,503         110,603
        General corporate                                                                     9,693           3,302
                                                                                      -------------  --------------
                                                                                      $     510,462  $      448,045
                                                                                      =============  ==============


KANEB SERVICES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

     Operating Results:


     Pipeline and Terminaling Services

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP"). KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwestern states as a common carrier and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest (27% after KPP's July 1999 public unit offering - See "Liquidity and Capital Resources") in the partnership.

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                         -----------------   -----------------
                                           1999     1998      1999      1998
                                         -------   -------   -------   -------
                                                    (in thousands)

     Revenues                            $39,171   $30,553   $76,016   $58,623
                                         =======   =======   =======   =======
     Operating income                    $15,642   $12,924   $30,566   $24,808
                                         =======   =======   =======   =======
     Capital expenditures,
         excluding acquisitions          $ 2,392   $ 3,423   $ 4,074   $ 5,774
                                         =======   =======   =======   =======


     On October 30, 1998, KPP, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, KPP acquired a 50% interest in the newly formed ST Linden Terminal LLC for $20.5 million plus transaction costs. During the year ended December 31, 1998, the Partnership acquired other terminals for aggregate consideration of $15.9 million. On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for approximately $37.2 million plus the assumption of certain liabilities. The acquisitions (the "Acquisitions") were funded by KPP with bank financing, a portion of which were paid off using proceeds from KPP's public unit offering in July 1999 (see "Liquidity and Capital Resources").

     For the three months ended June 30, 1999, revenues for the Pipeline and Terminaling business increased by $8.6 million, or 28%, when compared to 1998, due to a $0.8 million increase in revenues in the pipeline business and $7.8 million increase in terminaling revenues, when compared to the same 1998 period. The $17.4 million, or 30%, increase in Pipeline and Terminaling business revenues for the six month period ended June 30, 1999 is due to a $1.9 million increase in revenues in the pipeline business and a $15.5 million increase in the terminaling revenues, when compared to the same 1998 period. The increase in pipeline revenues for the three and six months ended June 30, 1999 is due to overall increases in volumes shipped when compared to the same periods in 1998. Over 90% of the year-to-date increase in volumes shipped was on the East Pipeline. Barrel miles totaled
     4.6 billion and 4.0 billion for the three months ended June 30, 1999 and 1998, respectively, and 8.6 billion and 7.7 billion for the six months ended June 30, 1999 and 1998, respectively. The increase in terminaling revenues for the three and six months ended June 30, 1999 is due to the Acquisitions and an increase in tank utilization resulting from favorable market conditions, partially offset by a decrease in the overall average price realized for storage. For the six months ended June 30, 1999, average annualized revenues per barrel of tankage utilized decreased to $4.00, compared to $4.40 per barrel for the same prior year period, the result of the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the six months ended June 30, 1999 increased to 22.3 million barrels from 13.3 barrels for the comparable prior year period, as a result of the Acquisitions and increased utilization at KPP's largest petroleum storage facility.

     The $2.7 million increase in operating income for the quarter ended June 30, 1999, compared to 1998, is due to a $0.8 million increase in pipeline operating income and a $1.9 million increase in terminaling operating income. For the six month period ended June 30, 1999, operating income increased $5.8 million, compared to 1998, due to a $1.3 million increase in pipeline operating income and a $4.5 million increase in terminaling operating income. The increase in pipeline operating income for the three and six months ended June 30, 1999, is due to the increase in volumes shipped. The increase in terminaling operating income for the three and six months ended June 30, 1999, compared to 1998, is a result of the Acquisitions and the increase in tank utilization.

     The interest of outside non-controlling partners in KPP's net income was $7.3 million and $6.8 million for the three month periods ended June 30, 1999 and 1998, respectively, and $14.7 million and $12.8 million for the six month periods ended June 30, 1999 and 1998, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $15.4 million and $14.3 million for the six month periods ended June 30, 1999 and 1998, respectively.

     Capital expenditures of $2.4 million and $4.1 million for the three and six months ended June 30, 1999, relate to the maintenance of existing operations. Routine maintenance capital expenditures for 1999 are currently estimated to be between $12 million and $16 million.


     Product Marketing Services

     The Company's petroleum products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                         -----------------   -----------------
                                           1999     1998      1999      1998
                                         -------   -------   -------   -------
                                                    (in thousands)

     Revenues                            $51,173   $37,699   $82,540   $39,626
                                         =======   =======   =======   =======
     Operating income                    $   327   $   260   $   692   $   318
                                         =======   =======   =======   =======


     For the three months ended June 30, 1999, revenues increased by $13.5 million, or 36%, and operating income increased by $0.1 million, or 26%, when compared to the same 1998 period. For the six months ended June 30, 1999, revenues increased by $42.9 million, or 108%, and operating income increased by $0.4 million, or 118%, when compared to 1998. The increase in revenues and operating income for the three month period is primarily a result of a 40% increase in sales volumes when compared to the same 1998 period. The incremental increase for the six months ended June 30, 1999, when compared to 1998, is due to the products marketing business being acquired in late March 1998.


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

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                         -----------------   -----------------
                                           1999     1998      1999      1998
                                         -------   -------   -------   -------
                                                    (in thousands)

     Revenues                            $ 7,542   $ 2,731   $14,570   $ 4,746
                                         =======   =======   =======   =======

     Operating income                    $ 1,154   $   956   $ 2,078   $ 1,680
                                         =======   =======   =======   =======

     On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.

     For the three months ended June 30, 1999, revenues increased by $4.8 million, or 176%, and operating income increased by $0.2 million, or 21%, when compared to the same 1998 period. For the six months ended June 30, 1999, revenues increased by $9.8 million, or 207%, and operating income increased by $0.4 million, or 24%, when compared to 1998. The increase in revenues and operating income for the three and six month periods is a result of the Ellsworth acquisition and increases in computer hardware sales and consulting services provided to various federal government agencies.


     Industrial Field Services


     This business segment provides specialized industrial field services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

                                         Three Months Ended  Six Months Ended
                                              June 30,            June 30,
                                         -----------------   -----------------
                                           1999     1998      1999      1998
                                         -------   -------   -------   -------
                                                    (in thousands)
     Revenues:
         United States                  $  8,037   $  8,904  $ 15,506  $ 17,838
         Europe                           14,091     17,914    27,911    33,801
         Asia-Pacific                      2,937      2,691     5,764     5,359
                                        --------   --------  --------  --------
         Total Revenues                 $ 25,065   $ 29,509  $ 49,181  $ 56,998
                                        ========   ========  ========  ========
     Operating income:
         United States                  $    409   $    327  $    448  $    809
         Europe                            1,204      1,873     1,314     2,434
         Asia-Pacific                        100        242       419       347
         Headquarters                       (398)      (241)     (743)     (382)
                                        --------   --------  --------  --------
         Operating income before
            severance and other costs      1,315      2,201     1,438     3,208
         Severance and other costs        (1,058)      --      (1,058)     --
                                        --------   --------  --------  --------
         Total operating income         $    257   $  2,201  $    380  $  3,208
                                        ========   ========  ========  ========
     Capital expenditures,
         excluding acquisitions         $    616   $    725  $    971  $  1,347
                                        ========   ========  ========  ========

     For the three and six months ended June 30, 1999, revenues for the Industrial Field Services segment decreased by 15% and 14%, respectively, when compared to the same 1998 periods, due to adverse market conditions in the United States and Europe, partially offset by modest gains in Asia-Pacific. In the United States, revenues decreased by 10% and 13%, respectively, for the three and six month period ended June 30, 1999, compared to the same periods in 1998, due to declines in turnaround services and other process plant services. In Europe, revenues decreased by 21% and 17%, respectively, for the three and six month periods ended June 30, 1999 due to lower turnaround and other process plant services in the United Kingdom. Asia-Pacific revenues increased by 9% in the second quarter of 1999 and increased by 8% in the first half of 1999, compared to the same periods in 1998, due to increases in turnaround services in Australia, partially offset by first quarter 1999 declines in underpressure services in Hong Kong.

     Overall, Industrial Field Services operating income, before severance and other costs, decreased by $0.9 million and $1.8 million for the three and six months ended June 30, 1999, respectively, when compared to the same 1998 periods, due to the adverse market conditions in the United States and Europe. Severance and other costs result from matching the segment's workforce to the current market conditions in these regions.

     Income  tax  expense  for the  three and six  months  ended  June 30,  1999
     includes  a  $0.9  million  benefit   related  to  favorable   developments
     pertaining to the resolution of certain foreign income tax issues.


     Liquidity and Capital Resources

     During  the  first  six  months  of 1999,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $24.1 million and $20.8 million for the six months ended June 30, 1999 and 1998, respectively. Capital expenditures (excluding acquisitions) were $5.2 million for the six months ended June 30, 1999, compared to $7.2 million in 1998. Routine maintenance capital expenditures in 1999 are expected to be funded by internally generated funds.

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per Unit, generating approximately $65.7 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans resulting from the United Kingdom terminal acquisition. As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $15.2 million. Accordingly, the Company will recognize a gain, before deferred income taxes, of $15.2 million in the third quarter of 1999.

     In January 1999, KPP entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline. The term loans, which are without recourse to the Company, contain certain financial and operational covenants. $18.3 million of the term loans were repaid in July 1999 with the proceeds from a public offering of KPP units. The remaining portion ($25.9 million) is due in January 2002.

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

     In addition to addressing the Company's own systems, as described above, the Company must assess the state of readiness of the systems of other entities with which it does business. With respect to its third-party relationships, the Company has contacted its primary suppliers and service providers to assess their state of Y2K readiness. The Company continues to receive information from its critical suppliers and service providers to assist the Company in assessing the Y2K readiness of these parties. Failure by these third parties to adequately resolve their Y2K problems could have a material adverse effect on the Company's operations.

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

     At June 30, 1999, the initial assessment phase has been completed for the Company's information technology and non-information technology systems. Most of the major information technology systems on which the Company's operations depend have been updated, tested and certified to be Y2K compliant. The Company continues to evaluate the appropriate courses of action of its non-information technology systems, including embedded chips located in pipeline, terminaling and other hardware. The Company expects to complete all phases of its Y2K program prior to December 31, 1999.

     The Company believes that it is not possible to determine with certainty that all Y2K problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Company has hired an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Company. The plan is expected to be in place by September 30, 1999.

     Through June 30, 1999, the Company has incurred approximately $0.9 million of costs related to assessing, remediating and testing its information technology and non-information technology systems. A portion of these costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of these expenditures has been accelerated due to Y2K considerations. The Company does not anticipate that future costs to become fully Y2K compliant will be material.

                           PART II - Other Information

     Item 6.      Exhibits and Reports on Form 8-K

          (a)     Exhibits.

                      27.            Financial Data Schedule


         (b)       Reports on Form 8-K

                    Registrant's Current Report on Form 8-K, dated July 9, 1999.



                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                                 KANEB SERVICES, INC.
                                                 (Registrant)


Date:  August 13, 1999                                //s//
                                                 Michael R. Bakke
                                                 Controller