Form 10-Q
period 1999-09-30
KANEB SERVICES INC
filed 1999-11-15
CIK 54441

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

For the Quarterly Period                                       Commission File
Ended September 30, 1999                                       Number 001-05083

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

Class of Common Stock                           Outstanding at November 1, 1999
     No par value                                    31,501,193 shares

KANEB SERVICES, INC. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                                                       Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Nine Months Ended
           September 30, 1999 and 1998                                    1

         Condensed Consolidated Balance Sheets - September 30, 1999
           and December 31, 1998                                          2

         Condensed Consolidated Statements of Cash Flows - Nine
           Months Ended September 30, 1999 and 1998                       3

         Notes to Consolidated Financial Statements                       4

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  11

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 18

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                ----------------------    ----------------------
                                                   1999         1998         1999         1998
                                                ---------    ---------    ---------    ---------

Revenues                                        $ 134,280    $ 105,476    $ 356,587    $ 265,469
                                                ---------    ---------    ---------    ---------
Costs and expenses:
     Operating costs                               45,786       42,412      137,840      123,687
     Cost of sales                                 63,158       39,499      150,632       79,954
     Depreciation and amortization                  4,682        4,192       13,745       12,441
     General and administrative                     1,403        1,466        3,788        3,892
                                                ---------    ---------    ---------    ---------
         Total costs and expenses                 115,029       87,569      306,005      219,974
                                                ---------    ---------    ---------    ---------

Operating income                                   19,251       17,907       50,582       45,495

Other income                                          225           30          672           55
Interest expense                                   (4,214)      (3,918)     (13,538)     (11,554)
Amortization of excess of cost over fair
   value of net assets of acquired businesses        (551)        (500)      (1,617)      (1,470)
                                                ---------    ---------    ---------    ---------
Income before interest of outside
   non-controlling  partners in KPP's
   net income, gain on issuance of units
   by KPP and income tax expense                   14,711       13,519       36,099       32,526
Interest of outside non-controlling
  partners in KPP's net income                     (9,608)      (8,101)     (24,310)     (20,918)
Gain on issuance of units by KPP                   16,764         --         16,764         --
Income tax expense                                 (6,320)        (984)      (6,685)      (1,973)
                                                ---------    ---------    ---------    ---------
Net income                                         15,547        4,434       21,868        9,635
Dividends applicable to preferred stock               124          131          346          439
                                                ---------    ---------    ---------    ---------
Net income applicable to common stock           $  15,423    $   4,303    $  21,522    $   9,196
                                                =========    =========    =========    =========
Earnings per common share -
   Basic                                        $     .49    $     .14    $     .68    $     .29
                                                =========    =========    =========    =========
   Diluted                                      $     .47    $     .13    $     .66    $     .28
                                                =========    =========    =========    =========





                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                       September 30  December 31
                                                           1999          1998
                                                       ------------  -----------
                                                        (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents                          $  22,829    $   9,134
     Accounts receivable, trade                            59,396       47,540
     Inventories                                           15,900       13,465
     Prepaid expenses and other current assets              7,928        6,615
                                                        ---------    ---------
        Total current assets                              106,053       76,754
                                                        ---------    ---------

Property and equipment                                    470,136      411,285
Less accumulated depreciation and amortization            141,411      130,759
                                                        ---------    ---------
     Net property and equipment                           328,725      280,526
                                                        ---------    ---------

Investment in affiliate                                    23,466       21,005

Excess of cost over fair value of net assets
     of acquired businesses                                63,212       62,521

Other assets                                                7,464        7,239
                                                        ---------    ---------
                                                        $ 528,920    $ 448,045
                                                        =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Short-term and current portion of long-term debt   $   2,392    $  15,293
     Accounts payable                                      17,516       14,520
     Accrued expenses                                      44,120       41,309
                                                        ---------    ---------
         Total current liabilities                         64,028       71,122
                                                        ---------    ---------

Long-term debt, less current portion:
    Pipeline and terminaling services                     156,472      153,000
    Product marketing services                              6,575         --
    Industrial services                                    21,135       20,292
    Parent company                                         23,666       23,666
                                                        ---------    ---------
         Total long-term debt, less current portion       207,848      196,958
                                                        ---------    ---------

Deferred income taxes and other liabilities                23,051       15,626

Interest of outside non-controlling partners in KPP       125,315       76,894

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                     5,792        5,792
     Common stock, without par value                        4,247        4,239
     Additional paid-in-capital                           197,246      197,122
     Accumulated deficit                                  (66,901)     (88,423)
     Treasury stock, at cost                              (29,674)     (29,775)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment           (2,032)      (1,510)
                                                        ---------    ---------
         Total stockholders' equity                       108,678       87,445
                                                        ---------    ---------
                                                        $ 528,920    $ 448,045
                                                        =========    =========


                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------


                                                            Nine Months Ended
                                                               September 30
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Operating activities:
   Net income                                              $ 21,868    $  9,635
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                        13,745      12,441
        Equity in earnings of affiliate                      (2,515)       --
        Interest of outside non-controlling
          partners in KPP                                    24,310      20,918
        Amortization of excess of cost over fair
          value of net assets of acquired businesses          1,617       1,470
        Gain on issuance of units by KPP                    (16,764)       --
        Deferred income taxes                                 7,480         491
        Changes in working capital components                (8,817)     (5,652)
                                                           --------    --------

         Net cash provided by operating activities           40,924      39,303
                                                           --------    --------

Investing activities:
   Capital expenditures                                     (13,183)    (10,207)
   Acquisitions, net of cash acquired                       (48,439)    (16,174)
   Change in other assets, net                               (2,882)     (2,623)
                                                           --------    --------

         Net cash used in investing activities              (64,504)    (29,004)
                                                           --------    --------

Financing activities:
   Issuance of short-term and long-term debt                 55,480      21,547
   Payments on long-term debt                               (57,491)    (10,203)
   Preferred stock dividends                                   (346)       (439)
   Distributions to outside non-controlling
     partners in KPP                                        (26,175)    (21,382)
   Common stock issued                                          233         133
   Purchase of treasury stock                                  --        (4,736)
   Net proceeds from issuance of units by KPP                65,574        --
                                                           --------    --------

         Net cash provided by (used in)
           financing activities                              37,275     (15,080)
                                                           --------    --------

Increase (decrease) in cash and cash equivalents             13,695      (4,781)
Cash and cash equivalents at beginning of period              9,134      23,025
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 22,829    $ 18,244
                                                           ========    ========

Supplemental cash flow information:
   Cash paid for interest                                  $ 12,401    $ 10,503
                                                           ========    ========
   Cash paid for income taxes                              $    956    $  2,041
                                                           ========    ========



                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 1999 and the consolidated results of their operations and cash flows for the periods ended September 30, 1999 and 1998. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.


2.   ACQUISITION BY KPP

     On February 1, 1999, Kaneb Pipe Line Partners, L.P. ("KPP") acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus the assumption of certain liabilities. The acquisition, which was financed by KPP's term loans from a bank, has been accounted for using the purchase method of accounting. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals, and pari passu with the existing mortgage notes and credit facility, by a mortgage on the East Pipeline. The term loans, which are without recourse to the Company, contain certain financial and operational covenants. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public offering of KPP units (see Note 3). The remaining portion ($25.9 million) is due in January 2002. The pro forma effect of the acquisition was not material to the results of operations.


3.   PUBLIC OFFERING OF KPP UNITS

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note
     2). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million.


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 1999 and 1998 is as follows:

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    -------------------   --------------------
                                       1999      1998       1999        1998
                                    --------   --------   --------    --------
                                                  (in thousands)

     Net income                     $ 15,547   $  4,434   $ 21,868    $  9,635
     Other comprehensive
       income(loss)
       - foreign currency
         translation adjustment            3        750       (522)        777
                                    --------   --------   --------    --------
     Comprehensive income           $ 15,550   $  5,184   $ 21,346    $ 10,412
                                    ========   ========   ========    ========

5.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):
                                                           Weighted
                                                             Average
                                                   Net       Common  Per-Share
                                                  Income     Shares    Amount
                                                 --------   -------- ---------
     Three Months Ended September 30, 1999
     -------------------------------------
       Net income                                $15,547
       Dividends applicable to preferred stock      (124)
                                                 -------
       Basic earnings per share -
          Income applicable to common stock       15,423     31,465   $   .49
                                                                      =======

       Effect of dilutive securities -
          Common stock options and DSUs             --        1,135
                                                 -------    -------
       Diluted earnings per share -
          Income applicable to common stock,
          DSUs and assumed options exercised     $15,423     32,600   $   .47
                                                 =======    =======   =======

     Three Months Ended September 30, 1998
     -------------------------------------
       Net income                                $ 4,434
       Dividends applicable to preferred stock      (131)
                                                 -------
       Basic earnings per share -
          Income applicable to common stock        4,303     31,443   $   .14
                                                                      =======
       Effect of dilutive securities -
          Common stock options and DSUs             --          841
                                                 -------    -------
       Diluted earnings per share -
          Income applicable to common stock,
          DSUs and assumed options exercised     $ 4,303     32,284   $   .13
                                                 =======    =======   =======

     Nine Months Ended September 30, 1999
     -----------------------------------
       Net income                                $21,868
       Dividends applicable to preferred stock      (346)
                                                 -------

       Basic earnings per share -
         Income available to common stock         21,522     31,439   $    .68
                                                                      ========
       Effect of dilutive securities -
         Common stock options                       --        1,101
                                                 -------   --------
       Diluted earnings per share -
         Income available to common stock
         and assumed options exercised           $21,522     32,540   $    .66
                                                 =======    =======   ========

     Nine Months Ended September 30, 1998
     ------------------------------------
       Net income                                $ 9,635
       Dividends applicable to preferred stock      (439)
                                                 -------
       Basic earnings per share -
         Income available to common stock          9,196     31,856   $   0.29
                                                                      ========
       Effect of dilutive securities -
          Common stock options                      --          904
                                                 -------   --------
       Diluted earnings per share -
          Income available to common stock
          and assumed options exercised          $ 9,196     32,760   $   0.28
                                                 =======    =======   ========

     Options to purchase 68,501 and 5,521 shares of common stock at weighted average prices of $5.14 and $5.58, were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.

6.   CONTINGENCIES

     The operations of the Company are subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulations, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company, could result in substantial costs and liabilities to the Company.

     Certain subsidiaries of KPP are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation, the entity from whom KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that KPP acquired the abandoned pipeline as part of the acquisition of ST Services in 1993 and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that KPP's subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify KPP for these expenses. The case is set for trial in January 2000.

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

     The Otis Air Force Base is a part of the Massachusetts Military Reservation, which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP has voluntarily responded to an invitation from the Government to provide information indicating that it does not own the pipeline. In connection with a court-ordered mediation between Grace and KPP, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million,  and  expects in the future to incur  costs of  approximately  $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. Any claims by the Government could be material in amount and, if made and ultimately sustained against KPP, could adversely affect KPP's ability to pay cash distributions to its unitholders including the Company.

     The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

7.   BUSINESS SEGMENT DATA

     The Pipeline and Terminaling Segment includes the pipeline and terminaling operations of KPP which consist of the transportation of refined petroleum products in the Midwestern states as a common carrier and the storage of petroleum products, specialty chemicals and other liquids. The Company's Product Marketing Segment provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions, as well as California. The Company's Information Services Segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. Additionally, the Company provides Industrial Services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries.

     General Corporate includes compensation and benefits paid to officers and employees of the Parent Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments. Effective July 1, 1999, the responsibilities of certain officers of the Industrial Services and Information Services segments were expanded and their compensation and benefit costs (which totaled approximately $0.1 million for the third quarter for each of these segments) were transferred to General Corporate and no longer considered by the Company in assessing the measurement of such segment's results.

     During the second quarter of 1999, the Company changed the composition of its segments to report Product Marketing Services as a separate segment. Comparable prior year amounts have been restated to conform to the current presentation.

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
                                                                         (in thousands)
     Business segment revenues:
        Pipeline and terminaling services                  $ 41,573   $ 33,709   $117,589   $ 92,332
        Product marketing services                           59,776     36,027    142,316     75,653
        Information services                                  9,488      7,436     24,058     12,182
        Industrial services                                  23,443     28,304     72,624     85,302
                                                           --------   --------   --------   --------
                                                           $134,280   $105,476   $356,587   $265,469
                                                           ========   ========   ========   ========
     Pipeline and terminaling services segment revenues:
        Pipeline operations                                $ 18,708   $ 17,406   $ 50,054   $ 46,858
        Terminaling operations                               22,865     16,303     67,535     45,474
                                                           --------   --------   --------   --------
                                                           $ 41,573   $ 33,709   $117,589   $ 92,332
                                                           ========   ========   ========   ========
     Industrial services segment revenues:
        Underpressure services                             $  9,230   $ 10,253   $ 28,455   $ 30,901
        Turnaround services                                  11,265     13,791     34,790     39,364
        Other services                                        2,948      4,260      9,379     15,037
                                                           --------   --------   --------   --------
                                                           $ 23,443   $ 28,304   $ 72,624   $ 85,302
                                                           ========   ========   ========   ========
     Business segment profit:
        Pipeline and terminaling services                  $ 17,429   $ 15,686   $ 47,995   $ 40,494
        Product marketing services                              559        210      1,251        528
        Information services                                  2,065      1,176      4,143      2,856
        Industrial services                                     601      2,301        981      5,509
        General corporate                                    (1,403)    (1,466)    (3,788)    (3,892)
                                                           --------   --------    --------  --------
           Operating income                                  19,251     17,907     50,582     45,495
        Other income                                            225         30        672         55
        Interest expense                                     (4,214)    (3,918)    13,538)   (11,554)
        Amortization of excess of cost
           over fair value of net assets
           of acquired businesses                              (551)      (500)    (1,617)    (1,470)
                                                           --------   --------    -------   --------
        Income before interest of outside
           non-controlling partners of
           KPP's net income, gain on
           issuance of units by KPP and
           income tax expense                              $ 14,711   $ 13,519    $ 36,099  $ 32,526
                                                           ========   ========    ========  ========

                                                                                  Sept. 30, Dec. 31,
                                                                                    1999      1998
                                                                                  --------  --------
     Total assets:
        Pipeline and terminaling services                                         $371,505  $310,825
        Product marketing services                                                  21,572    12,233
        Information services                                                        15,939    11,082
        Industrial services                                                        108,240   110,603
        General corporate                                                           11,664     3,302
                                                                                  --------  --------
                                                                                  $528,920  $448,045
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

     Operating Results:


     Pipeline and Terminaling Services

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP"). KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwestern states as a common carrier and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 31% limited partner interest (28% after KPP's July 1999 public unit offering - See "Liquidity and Capital Resources") in the partnership.

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    -------------------   --------------------
                                       1999      1998       1999        1998
                                    --------   --------   --------    --------
                                                  (in thousands)

     Revenues                       $ 41,573   $ 33,709   $117,589    $ 92,332
                                    ========   ========   ========    ========
     Operating income               $ 17,429   $ 15,686   $ 47,995    $ 40,494
                                    ========   ========   ========    ========
     Capital expenditures,
         excluding acquisitions     $  7,169   $  2,274   $ 11,243    $  8,048
                                    ========   ========   ========    ========

     On October 30, 1998, KPP, through a wholly-owned subsidiary, entered into acquisition and joint venture agreements with Northville Industries Corp. to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, KPP acquired a 50% interest in the newly formed ST Linden Terminal LLC for $20.5 million plus transaction costs. During the year ended December 31, 1998, the Partnership acquired other terminals for aggregate consideration of $15.9 million. On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminals Limited for approximately $37.2 million plus the assumption of certain liabilities. The acquisitions (the "Acquisitions") were funded by KPP with bank financing, a portion of which were paid off using proceeds from KPP's public unit offering in July 1999 (see "Liquidity and Capital Resources").

     For the three months ended September 30, 1999, revenues for the Pipeline and Terminaling business increased by $7.9 million, or 23% when compared to 1998, due to a $1.3 million increase in revenues in the pipeline business and $6.6 million increase in terminaling revenues, when compared to the same 1998 period. The $25.3 million, or 27%, increase in Pipeline and Terminaling revenues for the nine month period ended September 30, 1999 is due to a $3.2 million increase in revenues in the pipeline business and a $22.1 million increase in the terminaling revenues, when compared to the same 1998 period. The increase in pipeline revenues for the three and nine months ended September 30, 1999 is due to overall increases in volumes shipped when compared to the same periods in 1998. Over 90% of the year-to-date increase in volumes shipped was on the East Pipeline. Barrel miles totaled 5.1 billion and 4.8 billion for the three months ended September 30, 1999 and 1998, respectively, and 13.7 billion and 12.5 billion for the nine months ended September 30, 1999 and 1998, respectively. The increase in terminaling revenues for the three and nine months ended September 30, 1999 is due to the Acquisitions and an increase in tank utilization resulting from favorable market conditions, partially offset by a decrease in the overall average price realized for storage. For the nine months ended September 30, 1999, average annualized revenues per barrel of tankage utilized decreased to $4.00, compared to $4.23 per barrel for the same prior year period, the result of the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals. Average annual tankage utilized for the nine months ended September 30, 1999 increased to 22.5 million barrels from 14.3 barrels for the comparable prior year period, as a result of the Acquisitions and increased utilization at KPP's largest petroleum storage facility.

     The $1.7 million increase in operating income for the quarter ended September 30, 1999, compared to 1998, is due to a $0.7 million increase in pipeline operating income and a $1.0 million increase in terminaling operating income. For the nine month period ended September 30, 1999, operating income increased $7.5 million, compared to 1998, due to a $2.0 million increase in pipeline operating income and a $5.5 million increase in terminaling operating income. The increase in pipeline operating income for the three and nine months ended September 30, 1999, is due to the increase in volumes shipped. The increase in terminaling operating income for the three and nine months ended September 30, 1999, compared to 1998, is a result of the Acquisitions and the increase in tank utilization.

     The interest of outside non-controlling partners in KPP's net income was $9.6 million and $8.1 million for the three month periods ended September 30, 1999 and 1998, respectively, and $24.3 million and $20.9 million for the nine month periods ended September 30, 1999 and 1998, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $26.2 million and $21.4 million for the nine month periods ended September 30, 1999 and 1998, respectively.

     Capital expenditures of $7.2 million and $11.2 million for the three and nine months ended September 30, 1999, relate to the maintenance of existing operations. Routine maintenance capital expenditures for 1999 are currently estimated to be between $12 million and $16 million.


     Product Marketing Services

     The Company's petroleum products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.

                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    -------------------   --------------------
                                       1999      1998       1999        1998
                                    --------   --------   --------    --------
                                                  (in thousands)

     Revenues                       $ 59,776   $ 36,027   $142,316    $ 75,653
                                    ========   ========   ========    ========
     Operating income               $    559   $    210   $  1,251    $    528
                                    ========   ========   ========    ========

     For the three months ended September 30, 1999, revenues increased by $23.7 million, or 66% and operating income increased by $0.3 million, or 166%, when compared to the same 1998 period. For the nine months ended September 30, 1999, revenues increased by $66.7 million, or 88%, and operating income increased by $0.7 million, or 137%, when compared to 1998. The increase in revenues and operating income for the three month period is primarily a result of an increase in both sales volumes and sales price when compared to the same 1998 period. The incremental increase for the nine months ended September 30, 1999, when compared to 1998, is due to the products marketing business being acquired in late March 1998.


     Information Services

     The Company's information services business is conducted through a variety of wholly-owned subsidiaries. The information services group provides network design and installation services, database management and processing services, specialized medical technology services, insurance tracking services, hardware distribution and other related information technology services primarily for governmental, insurance and financial institutions.


                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    -------------------   --------------------
                                       1999      1998       1999        1998
                                    --------   --------   --------    --------
                                                  (in thousands)

     Revenues                       $  9,488   $  7,436   $ 24,058    $ 12,182
                                    ========   ========   ========    ========
     Operating income               $  2,065   $  1,176   $  4,143    $  2,856
                                    ========   ========   ========    ========

     On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.

     For the three months ended September 30, 1999, revenues increased by $2.1 million, or 28%, and operating income increased by $0.9 million, or 76%, when compared to the same 1998 period. For the nine months ended September 30, 1999, revenues increased by $11.9 million, or 97%, and operating income increased by $1.3 million, or 45%, when compared to 1998. The increase in revenues and operating income for the three and nine month periods is primarily the result of the Ellsworth acquisition and increases in computer hardware sales and consulting services provided to various federal government agencies.


     Industrial Services


     This business segment provides specialized industrial services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.


                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                    -------------------   --------------------
                                       1999      1998       1999        1998
                                    --------   --------   --------    --------
                                                  (in thousands)
     Revenues:
         United States              $  6,506   $  9,070   $ 22,012    $ 26,910
         Europe                       14,262     16,338     42,173      50,139
         Asia-Pacific                  2,675      2,896      8,439       8,253
                                    --------   --------   --------    --------
         Total Revenues             $ 23,443   $ 28,304   $ 72,624    $ 85,302
                                    ========   ========   ========    ========

     Operating income:
         United States              $    144   $   775    $    592    $  1,584
         Europe                        1,347     1,551       2,661       3,956
         Asia-Pacific                    151       442         570         815
         Headquarters                   (292      (467)     (1,035)       (846)
                                    --------   -------    --------    --------
         Operating income before
           severance and other costs   1,350     2,301       2,788       5,509
         Severance and other costs      (749)       -       (1,807)        -
                                     -------   -------    --------    --------
         Total operating income      $   601   $ 2,301    $    981    $  5,509
                                     =======   =======    ========    ========

     Capital expenditures,
         excluding acquisitions      $   694   $   602    $  1,665    $  1,950
                                     =======   =======    ========    ========

     For the three and nine months ended September 30, 1999, revenues for the Industrial Services segment decreased by 17% and 15%, respectively, when compared to the same 1998 periods, due to adverse market conditions in the United States and Europe. In the United States, revenues decreased by 28% and 18%, respectively, for the three and nine month period ended September 30, 1999, compared to the same periods in 1998, due to declines in turnaround services and other process plant services resulting from the adverse market conditions. In Europe, revenues decreased by 13% and 16%, respectively, for the three and nine month periods ended September 30, 1999 due to lower turnaround and other process plant services in the United Kingdom, also the result of adverse market conditions. Asia-Pacific revenues decreased by 8% in the third quarter of 1999 and increased by 2% for the nine month period of 1999, compared to the same periods in 1998. The third quarter 1999 decrease is due to a decline in turnaround services and product sales in most of the Asia-Pacific region, partially offset by increases in Australia turnaround services.

     Overall, Industrial Services operating income, before severance and other costs, decreased by $1.0 million and $2.7 million for the three and nine months ended September 30, 1999, respectively, when compared to the same 1998 periods, due to the adverse market conditions in the United States and Europe. Severance and other costs result from matching the segment's workforce to the current market conditions in these regions. As of September 30, 1999, substantially all of such costs had been paid.

     The Company's income tax expense for the three and nine months ended September 30, 1999 includes benefits of $1.0 million and $1.9 million, respectively, related to favorable developments pertaining to certain state and foreign income tax issues.


     Liquidity and Capital Resources

     During  the  first  nine  months of 1999,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $40.9 million and $39.3 million for the nine months ended September 30, 1999 and 1998, respectively. Capital expenditures (excluding acquisitions) were $13.2 million for the nine months ended September 30, 1999, compared to $10.2 million in 1998. Routine maintenance capital expenditures in 1999 have been funded by internally generated funds.

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

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million.

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

     At September 30, 1999, the major information technology and non-information technology systems on which the Company's operations depend have been evaluated and updated, where necessary, and are believed to be Y2K compliant. The Company continues to evaluate and remediate certain of its less significant information technology and non-information technology systems. The Company expects to complete all phases of its Y2K program prior to December 31, 1999.

     The Company believes that it is not possible to determine with certainty that all Y2K problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many failures related to the Y2K problem will occur or the severity, duration or financial consequences of such failures. The Company has hired an outside Y2K consultant to assist the Company in meeting its goals and in developing contingency plans to define and address the worst-case scenario likely to be faced by the Company. At September 30, 1999, Y2K contingency plans were substantially complete and in place for the Company's pipeline and terminaling, product marketing and information services divisions. A comprehensive worldwide contingency plan for the industrial services division is expected to be in place by December 31, 1999.

     Through September 30, 1999, the Company has incurred approximately $1.0 million of costs related to assessing, remediating and testing its information technology and non-information technology systems. A portion of these costs would have been incurred as part of normal system and application upgrades. In certain cases, the timing of these expenditures has been accelerated due to Y2K considerations. The Company does not anticipate that future costs to become fully Y2K compliant will be material.

                           PART II - Other Information

     Item 6.    Exhibits and Reports on Form 8-K

               (a)  Exhibits.

                    27. Financial Data Schedule


               (b)  Reports on Form 8-K

                    [None.]



                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                         KANEB SERVICES, INC.
                                         (Registrant)


Date:  November 15, 1999                          //s//
                                         ----------------------------------
                                         Michael R. Bakke
                                         Controller