Form 10-K
period 1999-12-31
KANEB SERVICES INC
filed 2000-03-24
CIK 54441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       Commission file number 1-5083
                              KANEB SERVICES, INC.
             (Exact name of Registrant as specified in its Charter)

          Delaware                                             74-1191271
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

2435 North Central Expressway
Richardson, Texas                                                  75080
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     Aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant: $147,323,368. This figure is estimated as of March 15, 2000, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $5.125 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 15, 2000: 31,205,382.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I

Item 1.    Business

GENERAL

         Kaneb Services, Inc. ("Kaneb" or the "Company") conducts its principal businesses in four industry segments: (i) pipeline and terminaling, (ii) product marketing, (iii) information services and (iv) specialized industrial services. The pipeline and terminaling and product marketing segments operate through a wholly-owned subsidiary of the Company, Kaneb Pipe Line Company. The information services and industrial services segments operate through the wholly-owned subsidiaries of Kaneb Information Services, Inc. and Furmanite Worldwide, Inc., respectively. Kaneb Pipe Line Company ("KPL") operates and manages refined petroleum products pipeline transportation systems and petroleum products and specialty liquids terminal storage and pipeline facilities for the benefit of Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), which owns such systems and facilities through its subsidiaries. See "Pipeline and Terminaling Services." KPL also conducts product marketing activities through another wholly-owned subsidiary. Acquired by KPL in March 1998, this business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions and in California. See "Product Marketing Services." Kaneb Information Services, Inc. is engaged in the information management services industry through its wholly-owned subsidiaries, which offer products and services that, among other functions, provide consulting services and computer hardware to federal and state governmental agencies and private sector customers, provide consulting services to hospitals and hospital networks implementing telemedicine systems and enable financial institutions to monitor the insurance coverage of their loan collateral. See "Information Services." Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized industrial services, including underpressure leak sealing, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Continental Europe, North America, Latin America and Asia-Pacific. See "Industrial Services."

         Kaneb Services, Inc. was incorporated in Delaware on January 23, 1953. The Company conducts its business through the subsidiaries identified above, among others. Kaneb's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (972) 699-4000.


OPERATING SEGMENTS

         Financial information regarding Kaneb's operating segments and foreign operations is presented under the caption "Business Segment Data" in Note 11 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.


PIPELINE AND TERMINALING SERVICES

         Through its KPL subsidiary, Kaneb manages and operates its refined petroleum products pipeline transportation system and petroleum products and specialty liquids terminal storage business, for the benefit of KPP, which owns such systems and facilities through its subsidiaries. The pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota and Wyoming, as well as related terminaling activities. The terminaling business is conducted by KPP under the tradenames of "ST Services" and "StanTrans, Inc.," among others (collectively, "ST"). Kaneb operates ST's 34 terminal storage facilities in 19 states and the District of Columbia and six terminal storage facilities in the United Kingdom, with total storage capacity of approximately 28.8 million barrels. Including those situated along its refined petroleum products pipeline systems, the Partnership's terminal storage operations comprise the third largest independent liquids terminaling company in the United States. For the year ended December 31, 1999, the pipeline and terminaling services segments' revenues and operating income were $158.0 million and $64.3 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". For a more detailed discussion of the business, activities and results of operations of KPP, reference is made to its Annual Report on Form 10-K for the year ended December 31, 1999, and other publicly filed documents of the Partnership (NYSE: KPP).

Pipeline Transportation Systems

Markets Served

         KPP pipeline transportation operations currently consist of two primary pipeline systems: the East and West Pipelines (the "Pipelines"), with its operational headquarters located in Wichita, Kansas. The East Pipeline, which was built commencing in 1953, is a 2,092 mile integrated pipeline, ranging between six and sixteen inches in diameter, that transports refined petroleum products received from refineries in southeast Kansas or other interconnecting pipelines to terminals in Iowa, Kansas, Nebraska, North Dakota and South Dakota and to receiving pipeline connections in Kansas. The East Pipeline has direct connections to two Kansas refineries and has direct access by third-party pipelines to four other refineries in Kansas, Oklahoma and Texas. The East Pipeline also provides access to Gulf Coast suppliers of refined petroleum products through connecting pipelines which receive products from a pipeline originating on the Gulf Coast and receives propane through five connecting pipelines from gas processing plants in Kansas, New Mexico, Oklahoma and Texas. The East Pipeline's operation also includes 16 public truck loading terminals located in five states, comprised of a total of 233 tanks having storage capacity of approximately 3,500,000 barrels of product, and has intermediate storage facilities in McPherson and El Dorado, Kansas, consisting of 23 tanks having an aggregate storage capacity of approximately 922,000 barrels.

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

         The West Pipeline is the nearest pipeline system paralleling the East Pipeline to the west. Consequently, there is a high level of commonality of shippers on the Pipelines and, due to the proximity of the East and West Pipelines to one another, they often face similar competitive issues. The Pipelines' more significant competitors include refineries, common carrier pipelines, proprietary pipelines owned and operated by major integrated and large independent oil companies and other companies in the areas where the Partnership's pipeline systems and operations deliver products. In particular, the Pipelines' major competitor is an independent regulated common carrier pipeline system that operates approximately 100 miles east of and parallel to the East Pipeline. Competition between common carrier pipelines is primarily based upon transportation charges, quality of customer service and proximity to end users. KPL, in its capacity as General Partner of the Partnership, believes that high capital costs, tariff regulation, environmental considerations and problems in acquiring rights-of-way make it unlikely that other competing pipeline systems comparable in size and scope to the Pipelines will be built in the near future, provided that the pipeline has available capacity to satisfy demand and its tariffs remain at reasonable levels. Further, while pipeline transportation systems are generally the lowest cost method for intermediate and long-haul overland movement of refined petroleum products, trucks may also competitively deliver products in some of the areas served by the Pipelines. However, as trucking costs render that mode of transportation uncompetitive for longer hauls or larger volumes, KPL, in its capacity as General Partner of the Partnership, does not believe that, over the long term, trucks are effective competition to the Pipelines' long-haul volumes.

Products

         The mix of refined petroleum products delivered by the Pipelines varies seasonally, with gasoline demand peaking in early summer, diesel fuel demand peaking in late summer and propane demand higher in the fall. In addition, weather conditions in the geographic areas served by the Pipelines affect the demand for and the mix of the refined petroleum products delivered through the Pipelines, although any such impact on the volumes shipped has historically been short-term. Most of the refined petroleum products delivered through the East Pipeline are ultimately used in agricultural operations, including fuel for farm equipment, irrigation systems, crop-drying facilities and trucks used to transport crops to a variety of destinations; while the West Pipeline's products are generally delivered to a more urban and commercial marketplace. The agricultural sector served by the East Pipeline is also affected by governmental policy and crop prices. Further, the Pipelines are dependent upon adequate levels of production of refined petroleum products by refineries that are connected to the Pipeline, which refineries are, in turn, dependent upon adequate supplies of suitable grades of crude oil. KPL, in its capacity as General Partner of the Partnership, believes that, in the event that operations at any one refinery were discontinued (and assuming unchanged demand in the markets served by the Pipelines), the effects thereof would be short-term in nature and the Partnership's business would not be materially adversely affected over the long term. However, a substantial reduction of output by several refineries as a group could affect the Pipelines' operations to the extent that a greater percentage of the supply would have to come from refineries outside the Pipelines' connecting access pipelines.

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


Terminal Storage Operations

Facilities

         The terminaling business, a significant portion of which was acquired by the Partnership in 1993, has a proven track record of more than 40 years of quality service and experience in the operation of specialty liquids terminal storage facilities. ST's terminal facilities provide throughput and storage on a fee basis for a wide variety of products from petroleum products to specialty chemicals and edible and other liquids. ST's 34 facilities offer storage capacity ranging from 40,000 to 5.5 million barrels, comprised of two to 162 tanks per facility. In February 1999, ST acquired six terminals in the United Kingdom, having aggregate capacity of approximately 5.4 million Bbls capacity in 307 tanks. As of December 31, 1999, ST's six largest facilities were located at Piney Point, Maryland (5,403,000 Bbls capacity; 28 tanks); Linden, New Jersey (3,884,000 Bbls capacity; 22 tanks); Eastham, England (2,185,000 Bbls capacity; 162 tanks); Jacksonville, Florida (2,066,000 Bbls capacity; 30 tanks); Texas City, Texas (2,002,000 Bbls capacity; 124 tanks); and Grays, England (1,945,000 Bbls capacity; 53 tanks). The Linden, New Jersey terminal was acquired as a part of a November 1998 joint venture transaction with Northville Industries Corp. in which ST acquired a 50% interest in, and the management of, the facility. In addition to the foregoing, the other ST facilities are located in Alabama (2), Arizona, California, the District of Columbia (2), Florida (2), Georgia (6), Illinois (3), Indiana, Kansas, Maryland (2), Minnesota, New Mexico, Oklahoma, Pennsylvania, Texas, Virginia (2), Washington, Wisconsin and the United Kingdom
(4). These terminals provide ST with a geographically diverse base of customers and revenue. ST's operational headquarters is located in Dallas, Texas.

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

Products

         The variety of products that can be stored at ST's terminal storage facilities is a significant part of what KPL, in its capacity as General Partner of the Partnership, believes is its competitive advantage among similarly situated organizations. ST's terminals provide storage capacity for such products as petroleum products, specialty chemicals, asphalt, fertilizer, herbicides, latex and caustic solutions, and edible liquids, including animal and vegetable fats and oils. Further, the terminaling and pipeline transportation of jet fuel for the U.S. Department of Defense is an important part of its business. Eleven of ST's terminal sites are involved in the terminaling or transport (via pipeline) of jet fuel for the Defense Department. Two of these locations are presently without government business. Of the eleven locations, five include pipelines that deliver jet fuel directly to nearby military bases.

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


PRODUCT MARKETING SERVICES

         In March 1998, Kaneb, through a wholly-owned subsidiary of KPL, acquired a products marketing business. For over 40 years, this operation and its predecessors have engaged in the business of acquiring quantities of motor fuels and reselling them in smaller lots at truck racks located in terminal storage facilities along pipelines primarily located throughout California, Colorado, Illinois, Indiana, Ohio, Wisconsin and Wyoming. Kaneb's products marketing subsidiary does not own any retail outlets, pipelines or terminals. For the year ended December 31, 1999, the product marketing segment's revenues and operating income were $212.3 million and $1.5 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Products and Services

         The products include petroleum motor fuels such as various grades of gasoline and diesel and gasoline blend stocks such as ethanol and natural gasoline. These products are generally purchased in large batches in petroleum pipelines or in large storage tanks and are distributed through an extensive geographic area which includes the Great Lakes Region of primarily Illinois, Indiana, Ohio and Wisconsin; the Rocky Mountain Region of primarily Colorado and Wyoming; and the Far West Region of primarily California. The products are sold at petroleum terminals into tank trucks. The petroleum terminals are not owned by Kaneb's marketing subsidiary but are leased as needed.

Customers

         The business is essentially a wholesaling business requiring both favorable customer and supplier relationships. Customers of the products marketing business are primarily independent retail distributors. These "unbranded" customers often cannot obtain supplies from major ("branded") oil companies or cannot obtain supplies from majors or others at competitive prices. Suppliers to the products marketing business include major and large independent oil companies and petroleum traders. The suppliers are attempting to increase their volume or capture some of the independent retail sales which they could not otherwise price to obtain without undercutting their branded customers.

         The products marketing industry is highly competitive with customers very sensitive to pricing. Kaneb's products marketing business must position itself as a low-cost supplier to its customers to be successful. Changing product prices can cause some volatility in earnings. Kaneb's products marketing business minimizes pricing risk through high inventory turnover (on average approximately 10 days of inventory on hand) and product exchange liabilities. Product exchange liabilities provide a partial hedge to the inventory position. Kaneb's product marketing business does not currently engage in commodity futures trading to hedge pricing volatility, but may do so in the future in a limited fashion if increases in volumes make it a prudent measure.


INFORMATION SERVICES

         Kaneb Information Services, Inc., together with its wholly owned subsidiaries (collectively, "KIS"), provides a variety of information services and products to the U.S. Government and private customers. For the year ended December 31, 1999 the information services segment's revenues and operating income were $37.4 million and $5.6 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". A substantial portion of the revenues of this business segment are attributable to contracts with agencies of the U.S. Government. KIS manages its businesses from its headquarters in Richardson, Texas, and maintains offices in Chantilly and McLean, Virginia, and Frederick, Maryland, to more effectively serve its Washington, DC-based government clients and to promote awareness of its services, products and capabilities.

Computer Networking

         KIS provides consulting services and specially configured computers and related networking equipment to agencies of the Department of Justice through teaming agreements on a contract basis. The contract is renewable annually by the Department of Justice. Under this contract, KIS also provides installation and replacement services, training and software and hardware security systems to the agencies. Hardware components provided under this contract are fully interchangeable, permitting routine upgrades and swaps with minimal compatibility problems.

Telemedicine Services

         KIS provides consulting services in support of the purchase and implementation of digital imaging systems, known as Picture Archival and Communication Systems ("PACS"), by medical facilities. PACS are used in connection with digitally recorded images, such as magnetic resonance imaging, computer tomography scans, ultrasounds and digital x-rays, among others. KIS provides technical support at every stage of the implementation of a PACS by a medical facility, including planning and feasibility studies, workflow design, specification development, procurement assistance, on-site technical supervision of PACS installers, quality assurance and acceptance testing. KIS also assists the medical facilities with warranty and service issues that may arise with the manufacturer of the PACS. KIS personnel who perform the consulting services are highly trained electrical, biomedical, and clinical engineers.

         KIS also performs work for PACS manufacturers, such as General Electric and IBM, in connection with the sale and installation of PACS, and for end users of the systems. KIS' principal customer in the PACS consulting field has been the Department of Defense, with whom KIS has contracted to provide consulting services for eleven hospitals, with Brooke Army Medical Center, San Antonio, Texas, as the hub. KIS also provides these services to other military hospitals and to major teaching hospitals. KIS is also marketing wearable digitized medical records ("digital dog tags") for the military and other government and private sector applications. KIS is exploring the potential for expanding its services in this area to teledermatology, telecardiology and home monitoring applications.

Ellsworth Acquisition

         In March 1999, KIS acquired Ellsworth Associates, Inc., an information services company based in McLean, Virginia. Through Ellsworth, KIS provides web site development and maintenance, network engineering, application development (including e-commerce applications), project planning and development, needs and assessments planning, programmatic analysis and research, and statistical work, primarily for the Department of Health and Human Resources and the Department of Commerce. KIS also maintains the database for the Head Start program of the Department of Health and Human Resources.

         KIS generally contracts for these services on renewable annual contacts, with pricing based principally upon its GSA schedule. In marketing its services in this area, KIS competes with a number of other government contractors, primarily on the basis of expertise and knowledge about the needs of its customers. KIS believes that the expertise it has developed in child welfare related database systems creates opportunities to market its services to state agencies which provide information to the U.S. Department of Health and Human Services.

Financial Industry Software and Services

         KIS licenses proprietary PC-based software and provides services to community banks for internal accounting; tracking, monitoring, analyzing and managing loans and deposits; and other banking functions. KIS also licenses a proprietary professional lending system to loan companies and an automated contingency planning system for disaster recovery to commercial banks.

Collateral Insurance Monitoring

         KIS monitors, on behalf of its customers, the status of insurance coverage on automobiles pledged as loan collateral and flood insurance on homes. It coordinates communications among financial institutions, insurance companies and borrowers regarding the status of insurance coverage protecting the financial institution's loan collateral. KIS uses its own proprietary software to cross-collate databases and generate reports for lenders and insurance companies, charging monthly fees to its customers. Some customers also pay fees to KIS in instances where KIS's services result in the issuance of a forced-placement insurance policy to replace lapsed coverage. KIS believes that the market for these services is fragmented among a number of small competitors, and that competition in this market is primarily based upon the quality of the service provided. KIS believes that its expertise in this field may have other applications, including cross-collating and reporting on FEMA-required flood insurance and delinquent child support payers.


INDUSTRIAL SERVICES

         The Furmanite group of companies offers a variety of specialized industrial services to an international base of flow-process industry clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite has evolved into an international service company. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970's and 1980's, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. Kaneb acquired Furmanite in 1991 to diversify the Company's operations and take advantage of international growth opportunities. For the year ended December 31, 1999, Furmanite's revenues and operating income were approximately $98.1 million and $3.6 million (before $1.8 million in severance costs), respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products and Services

         Furmanite is an industry leader in providing on-line repairs of leaks ("leak sealing") in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system and employing proprietary diagnostic equipment under license from Framatome Technologies. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 1999, 1998, and 1997, underpressure services represented approximately 40%, 38% and 35%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 45%, 46% and 45%, respectively, and product sales and other industrial services represented approximately 15%, 16% and 20%, respectively, of Furmanite's revenues for each of such years.

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

         Furmanite serves its customers from its Houston, Texas worldwide headquarters and maintains a strong presence in the United Kingdom, continental Europe and the Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Charlotte, Chicago, Houston, Merrillville, Cherryhill and Salt Lake City. Furmanite's worldwide strength is further supported by offices currently located in Australia (6 offices), Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom (6 locations) and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 1999 were 30% for the United States, 59% for Europe and 11% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 11 to the Company's consolidated financial statements.

         Furmanite's underpressure leak sealing and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and, to date, has had no material warranty claims. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

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


ENVIRONMENTAL CONTROLS

         Many of Kaneb's operations are subject to national, state and local laws and regulations relating to protection of the environment. Although Kaneb believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities.


EMPLOYEES

         At December 31, 1999, Kaneb and its subsidiaries employed 1,740 persons, of which a total of 618 persons were employed by KPL, its pipeline and terminaling subsidiaries and subsidiaries of KPP; 17 were employed by Martin Oil Corporation; 190 were employed by the KIS group of companies; and, 886 persons were employed by the Furmanite group of companies. The Partnership itself has no employees, as the business and operations of the KPP are conducted by KPL, the General Partner of KPP and a wholly-owned subsidiary of Kaneb. As of December 31, 1999, approximately 196 of the persons employed by KPL were subject to representation by unions for collective bargaining purposes; however, only 85 persons employed at four of KPL's terminal unit locations were subject to collective bargaining or similar contracts at that date. Union contracts regarding conditions of employment for 17, 20, 14 and 34 employees are in effect through November 1, 2000, June 30, 2001, February 28, 2002 and June 29, 2002, respectively. Additionally, as of December 31, 1999, approximately 275 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date. All such contracts are subject to automatic renewal for successive one year periods unless either party provides written notice in a timely manner to terminate or modify such agreement.


Item 2.    Properties

         The properties owned or utilized by Kaneb and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of Kaneb and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Note 10 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

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


Item 3.    Legal Proceedings

         A subsidiary of the Company that is no longer actively conducting any operations was notified in 1989 that it is a "potentially responsible party" in connection with a governmental investigation relating to a waste disposal facility which has been subject to remedial action as a location listed on the Environmental Protection Agency's ("EPA") Superfund Federal Priority List ("Superfund"). Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies for each identified facility and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. This proceeding involves actions allegedly taken by a former operating subsidiary of the Company at a time prior to the acquisition of such subsidiary by the Company. The Company's subsidiary has been included within a de minimis group of waste generators that are involved in this proceeding, who have been negotiating a collective settlement of their liabilities with the EPA. However, the Company has joined with others within this de minimis group who are each contesting their respective liability. Proceedings in this matter are ongoing. The Company has reviewed its potential exposure, if any, in connection with this matter, giving consideration to the nature, accuracy and strength of evidence relating to the Company's alleged relationship to the location, the amount and nature of waste taken to the location, and the number, relationship and financial ability of other named and unnamed "potentially responsible parties" at the location. While the Company does not anticipate that the amount of expenditures from its involvement in the above matter will have a material adverse effect on the Company's operations or financial condition, the possibility remains that technological, regulatory, enforcement or legal developments, the results of environmental studies or other factors could materially alter this expectation at any time.

         The Company is Plaintiff in unrelated legal proceedings involving malpractice issues with two professional service providers previously used by the Company. The Company has appealed a lower court dismissal in one of the proceedings and the other action is in the initial stages of discovery and proceedings. Accordingly, at this time the Company is unable to reasonably estimate potential recoveries, if any, under such actions.

         Certain subsidiaries of KPP are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. On January 20, 2000, the Massachusetts Department of Environmental Protection notified KPP's subsidiary that it had reason to believe that the subsidiary was also a Potentially Responsible Party. The subsidiary replied to that letter denying any responsibility for the Massachusetts response and/or remediation. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. The case is set for trial in May 2000.

         The consistent position of KPP's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction and did not assume any responsibility for the environmental damage. In an order granting partial summary judgment, the trial judge has ruled that the pipeline was an asset of the company acquired by the subsidiary. The subsidiaries are continuing with their defense that the pipeline had been abandoned prior to the acquisition of ST Services and could not have been included in the assets they acquired. The defendants have also counter-claimed against Grace for fraud and mutual mistake, among other defenses. If they are successful at trial with their defenses and/or counterclaims, the judge's partial summary judgment order will be moot. The defendants also believe they have certain rights to indemnification from Grace under the acquisition agreement with Grace. These rights include claims against Grace for breaches of numerous representations in the agreement including the environmental representations. The acquisition agreement includes Grace's agreement to indemnify the subsidiaries against 60% of post-closing environmental remediation costs, subject to a maximum indemnity payment of $10 million.

         The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries have voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million, and expects in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. KPP believes that the ultimate cost of the remediation, while substantial, will be considerably less than the Government has indicated. KPP also believes that, even if the lawsuit determines that the subsidiary is the owner of the pipeline, the defendants have defenses to any claim of the Government. Any claims by the Government could be material in amount and, if made and ultimately sustained against KPP's subsidiaries, could adversely affect KPP's ability to pay cash distributions to its unitholders, including the Company.

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

Item 4.    Submission of Matters to a Vote of Security Holders

         Kaneb did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 1999.


                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

         Shares of Kaneb Common Stock are listed and traded principally on the New York Stock Exchange, under the symbol KAB. At March 15, 2000, there were approximately 4,500 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                           Quoted Stock Prices
                                     -------------------------------
        Calendar Year                  High                    Low
        --------------------         --------                -------
        1998:
           First Quarter             5 11/16                 4 13/16
           Second Quarter            6 7/16                  5 3/16
           Third Quarter             6                       4 1/8
           Fourth Quarter            5 1/16                  3 1/2

        1999:
           First Quarter             4 5/8                   3 7/8
           Second Quarter            4 9/16                  3 7/8
           Third Quarter             5 1/8                   4 1/8
           Fourth Quarter            5                       4 3/16

        2000:
           First Quarter             5 1/4                   4 5/16
           (through 3/15/00)

         Kaneb currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Kaneb's dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite and KPL and its subsidiaries contain restrictions on the respective subsidiary's ability to pay dividends or distributions to the Company, if an event of default exists.


Item 6.  Summary Historical Financial Data

         The following selected financial data (in thousands, except per share amounts) is derived from Kaneb's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. Kaneb has not declared a dividend on its Common Stock for any of the periods presented.

                                                       Year Ended December 31,
                                       ----------------------------------------------------
                                         1999       1998       1997       1996       1995
                                       --------   --------   --------   --------   --------

Income Statement Data:
Revenues ...........................   $505,759   $375,857   $236,936   $228,861   $212,062
                                       ========   ========   ========   ========   ========
Operating income ...................   $ 68,239   $ 61,312   $ 58,660   $ 53,815   $ 43,465
                                       ========   ========   ========   ========   ========

Income before benefit of recognizing
   tax loss carryforwards (change in
   valuation allowance) and gain on
   sale or issuance of units by KPP    $ 16,254   $ 13,576   $ 10,643   $  7,024   $  5,024
Benefit of recognizing tax loss
   carryforwards (change in
   valuation allowance) ............     37,124       --         --         --         --
Gain on sale or issuance of units
   by KPP, net of deferred income
   taxes ...........................     10,394       --         --         --       54,157
                                       --------   --------   --------   --------   --------
     Net income ....................   $ 63,772   $ 13,576   $ 10,643   $  7,024   $ 59,181
                                       ========   ========   ========   ========   ========

Per Share Data:
Earnings per common share:
   Basic ...........................   $   2.01   $    .41   $    .31   $    .19   $   1.72
                                       ========   ========   ========   ========   ========
   Diluted .........................   $   1.94   $    .40   $    .30   $    .19   $   1.59
                                       ========   ========   ========   ========   ========

Cash Flow Data - Net cash provided
   by operating activities .........   $ 50,068   $ 54,206   $ 55,120   $ 48,628   $ 39,964

Balance Sheet Data:
Cash and cash equivalents ..........   $ 20,766   $  9,134   $ 23,025   $ 23,693   $ 30,389
Working capital ....................     56,990      5,632     20,423     20,033     16,302
Total assets .......................    560,315    448,045    402,273    404,691    409,827
Long-term debt .....................    211,251    196,958    181,052    186,544    191,846
Stockholders' equity (a) ...........    149,666     87,445     78,447     75,366     69,022

(a) See Note 8 to the Company's Consolidated Financial Statements for a discussion of the Company's Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the consolidated financial statements of Kaneb and notes thereto included elsewhere in this report.

Consolidated Results of Operations

                                                                         (in millions)
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Consolidated revenues ....................................   $  505.8    $  375.9    $  236.9
Consolidated operating income ............................   $   68.2    $   61.3    $   58.7
Consolidated income before benefit of recognizing
   tax loss carryforwards (change in valuation allowance)
   and gain on issuance of units by KPP, net of deferred
   income taxes ..........................................   $   16.3    $   13.6    $   10.6
Consolidated net income ..................................   $   63.8    $   13.6    $   10.6
Consolidated capital expenditures, excluding acquisitions    $   17.3    $   12.3    $   13.0

         For the year ended December 31, 1999, consolidated revenues increased $129.9 million, or 35%, when compared to 1998, largely from a $98.1 million increase in revenues from the products marketing business acquired in late March of 1998. In addition, revenues from the pipeline and terminaling operations and the information services business increased by $32.2 million and $16.7 million, respectively, in 1999, partially offset by a 1999 decrease in industrial services revenues of $17.0 million. Consolidated operating income in 1999 increased by $6.9 million, or 11%, with significant improvements achieved in the pipeline and terminaling and the information services businesses.

         Consolidated income before the benefit of recognizing tax loss carryforwards (change in valuation allowance) and the gain on issuance of units by KPP, net of deferred income taxes, increased $2.7 million, or 20%, for the year ended December 31, 1999, compared to the same 1998 period. 1999 consolidated net income includes a gain of $10.4 million, net of deferred income taxes, resulting from the issuance of units by KPP (See "Liquidity and Capital Resources") and $37.1 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income (See "Income Taxes"). Consolidated net income, including these items, was $63.8 million for the year ended December 31, 1999.

         For the year ended December 31, 1998, consolidated revenues increased $139.0 million, or 59%, when compared to 1997, largely from the $114.2 million in revenues generated by the products marketing business. In addition, revenues from the pipeline and terminaling business, the information services business and industrial services business increased by $4.6 million, $13.1 million and $6.9 million, respectively, in 1998. Consolidated operating income in 1998 increased by $2.6 million, or 5%, with the most significant improvements in the pipeline and terminaling and the information services businesses. Consolidated net income for the year ended December 31, 1998 increased $3.0 million, or 28%, compared to the year ended December 31, 1997.


Pipeline and Terminaling Services

         This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP"). KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwestern states and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. Kaneb operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 28% (as of December 31, 1999) limited partner interest in the Partnership.

                                                       (in millions)
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------

Revenues ...................................   $  158.0   $  125.8   $  121.2
                                               ========   ========   ========
Operating income ...........................   $   64.3   $   55.1   $   53.4
                                               ========   ========   ========
Capital expenditures,
     excluding acquisitions.................   $   14.6   $    9.4   $   10.6
                                               ========   ========   ========

         For the year ended December 31, 1999, pipeline and terminaling revenues increased by $32.2 million, or 26% compared to 1998, due to a $28 million increase in terminaling revenues and a $4.2 million increase in pipeline revenues. For the year ended December 31, 1998, pipeline and terminaling revenues increased by $4.6 million, or 4%, compared to 1997, due to a $2.5 million increase in terminaling revenues and a $2.1 million increase in pipeline revenues. The 1999 and 1998 increase in terminaling revenues is due to terminal acquisitions and increased utilization of existing terminals due to favorable market conditions, partially offset by a decrease in the overall average price realized for storage. Average annual tankage utilized for the years ended December 31, 1999, 1998 and 1997 aggregated 22.6 million barrels, 15.2 million barrels and 12.4 million barrels, respectively. The 1999 and 1998 increases in average annual tankage utilized resulted from the acquisitions and increased storage at KPP's largest petroleum storage facility. Average revenues per barrel of tankage utilized for the years ended December 31, 1999, 1998 and 1997 was $4.00, $4.11 and $4.83, respectively. The decrease in 1999 and 1998 average annual revenues per barrel of tankage utilized was due to the storage of a larger proportionate volume of petroleum products, which are historically at lower per barrel rates than specialty chemicals. The 1999 and 1998 increases in pipeline revenues are due to increases in volumes shipped, primarily on the East Pipeline. Barrel miles totaled 18.4 billion, 17.0 billion and 16.1 billion for the years ended December 31, 1999, 1998 and 1997, respectively.

         Pipeline and terminaling operating income increased by $9.2 million, or 17% in 1999, compared to 1998, due to a $7.0 million increase in terminaling operating income and a $2.2 million increase in pipeline operating income. For the year ended December 31, 1998, pipeline and terminaling operating income increased by $1.7 million, or 3%, compared to 1997, due to improved pipeline operating income. The increase in 1999 terminaling operating income is the result of the acquisitions and the increase in tank utilization. The 1999 and 1998 improvement in pipeline operating income is due to increases in volumes shipped.

         The interest of outside non-controlling partners in KPP's net income was $33.5 million, $29.2 million and $27.7 million in 1999, 1998 and 1997, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $35.4 million, $28.5 million and $26.9 million in 1999, 1998 and 1997, respectively.

         Capital expenditures relate to the maintenance of existing operations. Routine capital expenditures for 2000 are currently estimated to be between $12 million and $15 million.

         On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of
5.4 million barrels, was financed by term loans from a bank. $13.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's public offering. (See "Liquidity and Capital Resources") Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

         On October 30, 1998, KPP entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, KPP acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The petroleum storage facility, which has capacity of 3.9 million barrels in 22 tanks, was funded with bank financing which was paid off using a portion of the proceeds from KPP's public unit offering in July 1999. (See "Liquidity and Capital Resources")

Product Marketing Services

         The Company's petroleum products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.

                                                        (in millions)
                                                ---------------------------
                                                  1999                1998
                                                -------             -------

Revenues....................................    $ 212.3             $ 114.2
                                                =======             =======
Operating income ...........................    $   1.5             $   0.9
                                                =======             =======

         On March 25, 1998, a wholly-owned subsidiary of Kaneb acquired the petroleum products marketing business for $1.5 million, plus the cost of inventories. The Company's product marketing services segment consists of the operations of that business since the acquisition date.

         For the year ended December 31, 1999, revenues increased $98.1 million, or 86%, and operating income increased by $0.6 million, or 67%, when compared to 1998, due to an increase in both sales volumes and sales price. Total gallons sold increased to 348.6 million in 1999, compared to 221.8 million in 1998, due to a combination of increasing the number of terminals through which products are sold and increasing the volumes at existing locations. The average price realized per gallon of product sold increased to $0.61 in 1999, compared to $0.52 in 1998, but product price volatility reduced 1999 average gross profit margins by 7% from 1998.

Information Services

         Kaneb's information services business is conducted through a variety of wholly-owned subsidiaries. The information services group provides network design and installation services, database management and processing services, specialized medical technology services, insurance tracking services, hardware distribution and other related information technology services. The medical services division provides systems integration and open architecture based telemedicine solutions, including assessment and planning, installation assistance, clinical systems integration, acceptance testing, and systems maintenance and management of telemedicine applications.

                                                       (in millions)
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------

Revenues ...................................   $   37.4   $   20.7   $    7.6
                                               ========   ========   ========
Operating income ...........................   $    5.6   $    3.7   $    2.7
                                               ========   ========   ========
Capital expenditures,
     excluding acquisitions.................   $    0.4   $    0.3   $    0.3
                                               ========   ========   ========

         On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.

         For the year ended December 31, 1999, revenues increased $16.7 million, or 81% and operating income increased $1.9 million, or 51%, when compared to 1998, primarily due to the Ellsworth acquisition and increased consulting services and computer hardware sales provided to various national governmental agencies and the private sector. For the year ended December 31, 1998, revenues increased $13.1 million, or 172% and operating income increased $1.0 million, or 37% when compared to 1997, primarily from increased consulting services and computer hardware sales provided to various national government agencies and the private sector. Industrial Services

         Kaneb's industrial services business is conducted through its Furmanite group of wholly-owned subsidiaries. Furmanite provides specialized services, including under pressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industries worldwide.


                                                       (in millions)
                                               ------------------------------
                                                 1999       1998       1997
                                               --------   --------   --------

Revenues:
     United States.....................        $   29.8   $   35.5   $   33.7
     Europe............................            57.3       68.1       66.4
     Asia-Pacific......................            11.0       11.5        8.1
                                               --------   --------   --------
                                               $   98.1   $  115.1   $  108.2
                                               ========   ========   ========
Operating income:
     United States.....................        $    1.0   $    1.7   $    1.8
     Europe............................             3.3        5.5        6.1
     Asia-Pacific......................              .5        1.0        1.1
     Headquarters......................            (1.2)      (1.5)      (1.6)
                                               --------   --------   --------
     Operating income before severance
          and other costs..............             3.6        6.7        7.4
     Severance and other costs.........            (1.8)        -          -
                                               --------   --------   --------
       Operating income                        $    1.8   $    6.7   $    7.4
                                               ========   ========   ========
Capital expenditures,
     excluding acquisitions............        $    2.3   $    2.6   $    2.0
                                               ========   ========   ========

         For the year ended December 31, 1999, Furmanite's revenues decreased by $17.0 million, or 15%, when compared to 1998, due to extremely weak industry market conditions in the United States and Europe. In the United States, revenues decreased by $5.7 million, or 16%, due to declines in turnaround and other services resulting from the weak market conditions. In Europe, revenues decreased by $10.8 million, or 16%, due to lower turnaround and other process plant services, primarily in the United Kingdom and Germany, also the result of weak market conditions in these regions. The 1999 decrease in Asia-Pacific revenues is primarily due to declines in underpressure and other services.

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

         Overall, Furmanite's operating income, before severance and other costs, decreased by $3.1 million, or 46%, in 1999, compared to 1998, due to the extremely weak industry market conditions in the United States and Europe. Severance and other costs resulted from resizing Furmanite's work force to the current market conditions in these regions. As of December 31, 1999, substantially all of such costs had been paid. Furmanite's 1998 operating income decreased by $0.7 million, or 9%, compared to 1997, due primarily to lower margin work performed in the United Kingdom as a result of a general economic slowdown during the last half of 1998.

         Capital expenditures are primarily related to field services equipment and capital costs related to the implementation of new services. Capital expenditures for 2000 are currently estimated to be $3 million to $5 million, depending on the economic environment and the needs of the business.

Income Taxes

         Income tax expense for the year ended December 31, 1999 includes the recognition in the fourth quarter of $37.1 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence supported by recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs ($67.4 million expires in 2002), among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods (2000 to 2007) and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the 1999 recognition of expected future income tax benefits, subsequent periods will reflect a full effective tax rate provision. Additionally, the Company's income tax expense for the year ended December 31, 1999 includes benefits of $3.1 million related to favorable developments pertaining to certain state and foreign income tax issues.


Liquidity and Capital Resources

         Cash provided by consolidated operating activities was $50.1 million, $54.2 million and $55.1 million during the years 1999, 1998 and 1997, respectively. The decrease in 1999 and 1998, was due primarily to increases in working capital requirements relating to increased sales volume levels in the product marketing business acquired in March 1998.

         At December 31, 1999, $17.9 million was outstanding under a credit facility, as amended, that was originally obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the parent company, is due 2001, bears interest at the option of the borrower at variable rates based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points and contains certain financial and operational covenants with respect to the industrial services group of companies.

         KPP has a credit agreement with two banks that currently provides a $25 million revolving credit facility for working capital and other Partnership purposes. Borrowings under the credit facility bear interest at variable rates and are due and payable on January 31, 2001. The credit agreement, which is without recourse to the Company, has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1999, $2.2 million was drawn under the credit facility.

         In January 1999, KPP entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. The term loans, which bear interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals and by a mortgage on the East Pipeline, and are pari passu with the existing mortgage notes and credit facility. The term loans, which are without recourse to the Company, contain certain financial and operational covenants. $18.3 million of the term loans were repaid in July 1999 with a portion of the proceeds from a public offering of KPP units. The remaining portion ($25.8 million) is due in January 2002.

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

         In December 1995, Kaneb entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000 that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of 0.5% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 1999, 1998 or 1997.

         In March 1998, a wholly-owned subsidiary of the Company entered into a credit agreement with a bank that, as amended, provides for a $15 million revolving credit facility through March 2001. The credit facility bears interest at variable rates, has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the products marketing business and by 500,000 KPP limited partnership units held by a wholly-owned subsidiary of the Company. At December 31, 1999, $11.0 million was drawn on the facility.

         Consolidated capital expenditures for 2000 have been budgeted at $15 million to $20 million, depending on the economic environment and the needs of the business. Consolidated debt maturities are $2.5 million; $2.4 million; $100.1 million (including $70.2 million of KPP debt); $54.9 million (including $52.8 million of KPP debt); and $10.1 million (including $8.0 million of KPP debt), respectively, for each of the five years ending December 31, 2004. Capital expenditures (excluding acquisitions) in 2000 are expected to be funded from existing cash and anticipated cash flows from operations.


Year 2000 Issue

         As of the date of this Report, the Company has not experienced any significant disruptions in its operations during the transition into the Year 2000 ("Y2K"). In the third quarter of 1999, the Company announced that it had completed its assessment of Y2K risks and that it had formulated contingency plans to mitigate potential adverse effects which might have arisen from noncompliant systems or third parties who had not adequately addressed the Y2K issue. To date, the Company has not incurred any significant costs related to Y2K issues. The Company will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses.


Item 7(a).    Quantitative and Qualitative Disclosure About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming year-end 1999 variable rate debt and investment levels, a one percent increase in interest rates would increase net interest expense and decrease interest of outside non-controlling partners in KPP's net income by approximately $0.4 million and less than $0.1 million, respectively.


Item 8.    Financial Statements and Supplementary Data

         The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Reference is made to the Registrant's Current Reports on Forms 8-K and 8-K/A, dated November 6, 1998 and March 9, 1999, respectively which reports are incorporated herein by reference.


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


                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                       Beginning
(a)(1) Financial Statements                                              Page

       Set forth below are financial statements appearing in this report.

       Reports of Independent Accountants...............................  F - 1

       Financial Statements of Kaneb Services, Inc., and Subsidiaries:

       Consolidated Statements of Income - Years  Ended
         December 31, 1999, 1998 and 1997...............................  F - 3

       Consolidated Balance Sheets - December 31, 1999 and 1998.........  F - 4

       Consolidated Statements of  Cash Flows - Years Ended
         December 31, 1999, 1998 and 1997...............................  F - 5

       Consolidated Statements of Changes in Stockholders'
         Equity - Years Ended December 31, 1999, 1998 and 1997..........  F - 6

       Notes to Consolidated Financial Statements.......................  F - 7


(a)(2) Financial Statement Schedules

       Set forth are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services, Inc. (Parent Company)
         Condensed Financial Statements:

             Statements of Income - Years Ended December 31, 1999,
               1998 and 1997............................................  F - 26

             Balance Sheets - December 31, 1999 and 1998................  F - 27

             Statements of Cash Flows - Years Ended
               December 31, 1999, 1998 and 1997.........................  F - 28

         Schedule II - Kaneb Services, Inc. Valuation and Qualifying
             Accounts - Years Ended December 31, 1999, 1998 and 1997....  F - 29

         Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.


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

3.7 By-laws of the Registrant, filed as exhibit 3.7 to Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

4.1 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

4.2 Certificate of Designation, Preferences and Rights related to the Registrant's Series B Junior Participating Preferred Stock, filed as
         Exhibit 4.2 to the Registrant's 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

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

10.11 Form of Indemnification Agreement, filed as Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1999, which exhibit is hereby incorporated by reference.

10.12 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, (the "Furmanite Loan Agreement"), filed as Exhibit 10.8 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1994,
         Exhibit 10.12 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, and Exhibit 10.12 of the Registrant's
         Form 10-K for the year ended December 31, 1997, which exhibits are hereby incorporated by reference.

10.13    Amendments to the Furmanite Loan Agreement, filed herewith.

10.14 Loan Agreement between the Registrant, KPL and Bank of Scotland, dated as of December 1, 1995, filed as Exhibit 10.10 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1995, which exhibit is hereby incorporated by reference.

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

(b)      Reports on Form 8-K

         None.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Kaneb Services, Inc.

We have audited the 1999 and 1998 consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") as listed in the index appearing under Item 14(a)(1) on page 20. In connection with our audits of the 1999 and 1998 consolidated financial statements, we have also audited the 1999 and 1998 financial statement schedules as listed in the index appearing under
Item 14(a)(2) on page 20. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1999 and 1998 financial statement schedules, when considered in relation to the 1999 and 1998 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


KPMG LLP
Dallas, Texas
February 25, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and
Stockholders of Kaneb Services, Inc.

In our opinion, the consolidated statements of income, of cash flows and of changes in stockholders' equity as of and for the year ended December 31, 1997 (listed in the index appearing under Item 14(a)(1) and (2) on page 20) present fairly, in all material respects, the results of operations and cash flows of Kaneb Services, Inc. and its subsidiaries (the "Company") for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Kaneb Services, Inc. and its subsidiaries for any period subsequent to December 31, 1997.


PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 19, 1998

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME



                                                                  Year Ended December 31,
                                                      -----------------------------------------------
                                                           1999            1998             1997
                                                      -------------    -------------    -------------
Revenues:
    Services ......................................   $ 271,504,000    $ 250,225,000    $ 236,936,000
    Products ......................................     234,255,000      125,632,000             --
                                                      -------------    -------------    -------------
      Total revenues ..............................     505,759,000      375,857,000      236,936,000
                                                      -------------    -------------    -------------

Costs and expenses:
    Operating costs ................................    185,375,000      171,742,000      156,654,000
    Cost of sales ..................................    228,383,000      121,509,000             --
    Depreciation and amortization ..................     18,818,000       16,203,000       16,715,000
    General and administrative .....................      4,944,000        5,091,000        4,907,000
                                                      -------------    -------------    -------------
      Total costs and expenses .....................    437,520,000      314,545,000      178,276,000
                                                      -------------    -------------    -------------

Operating income ...................................     68,239,000       61,312,000       58,660,000

Interest income ....................................        750,000          189,000          533,000
Other income (expense) .............................         21,000          679,000         (696,000)
Interest expense ...................................    (17,695,000)     (15,714,000)     (15,531,000)
Amortization of excess of cost over fair
    value of net assets of acquired businesses .....     (2,172,000)      (1,948,000)      (1,879,000)
                                                      -------------    -------------    -------------
Income before interest of outside non-controlling
    partners in KPP's net income, gain on issuance
    of units by KPP and income taxes ...............     49,143,000       44,518,000       41,087,000

Gain on issuance of units by KPP ...................     16,764,000             --               --
Income tax benefit (expense) .......................     31,344,000       (1,768,000)      (2,789,000)
Interest of outside non-controlling partners
    in KPP's net income ............................    (33,479,000)     (29,174,000)     (27,655,000)
                                                      -------------    -------------    -------------
Net income ..........................................    63,772,000       13,576,000       10,643,000
Dividends applicable to preferred stock .............       487,000          508,000          538,000
                                                      -------------    -------------    -------------
Net income applicable to common stock ..............  $  63,285,000    $  13,068,000    $  10,105,000
                                                      =============    =============    =============

Earnings per common share:
    Basic ..........................................  $        2.01    $         .41    $         .31
                                                      =============    =============    =============
    Diluted ........................................  $        1.94    $         .40    $         .30
                                                      =============    =============    =============






                See notes to consolidated financial statements.

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                     December 31,
                                                           ------------------------------
                                                               1999             1998
                                                           -------------    -------------

                                     ASSETS
Current assets:
   Cash and cash equivalents ...........................   $  20,766,000    $   9,134,000
   Accounts receivable, trade (net of allowance for
     doubtful accounts of $1,532,000 in 1999 and
     $925,000 in 1998) .................................      66,991,000       47,540,000
   Inventories .........................................      18,063,000       13,465,000
   Prepaid expenses and other current assets ...........      14,957,000        6,615,000
                                                           -------------    -------------
     Total current assets ..............................     120,777,000       76,754,000
                                                           -------------    -------------
Property and equipment .................................     470,351,000      411,285,000
Less accumulated depreciation and amortization .........     142,207,000      130,759,000
                                                           -------------    -------------
   Net property and equipment ..........................     328,144,000      280,526,000
                                                           -------------    -------------
Investment in affiliate ................................      21,978,000       21,005,000

Excess of cost over fair value of net assets of
     acquired businesses ...............................      62,657,000       62,521,000
Deferred tax assets ....................................      22,754,000        2,250,000
Other assets ...........................................       4,005,000        4,989,000
                                                           -------------    -------------
                                                           $ 560,315,000    $ 448,045,000
                                                           =============    =============
                             LIABILITIES AND EQUITY
Current liabilities:
    Short-term and current portion of long-term debt:
     Pipeline and terminaling services .................   $        --      $  10,000,000
     Product marketing services ........................            --          2,852,000
     Industrial services ...............................       2,471,000        2,441,000
                                                           -------------    -------------
       Total short-term and current portion of long-term
          debt .........................................       2,471,000       15,293,000
   Accounts payable ....................................      20,146,000       14,520,000
   Accrued expenses ....................................      41,170,000       41,309,000
                                                           -------------    -------------
     Total current liabilities .........................      63,787,000       71,122,000
                                                           -------------    -------------
Long-term debt, less current portion:
   Pipeline and terminaling services ...................     155,987,000      153,000,000
   Product marketing services ..........................      11,041,000             --
   Industrial services .................................      20,557,000       20,292,000
   Parent company ......................................      23,666,000       23,666,000
                                                           -------------    -------------
     Total long-term debt, less current portion ........     211,251,000      196,958,000
                                                           -------------    -------------
Deferred income taxes and other liabilities ............      10,791,000       15,626,000
Interest of outside non-controlling partners in KPP ....     124,820,000       76,894,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value ..................       5,792,000        5,792,000
   Common stock, without par value.  Authorized
     60,000,000 shares; issued 36,638,069 shares
     in 1999 and 36,554,206 shares in 1998 .............       4,249,000        4,239,000
   Additional paid-in capital ..........................     197,454,000      197,263,000
   Treasury stock, at cost .............................     (30,278,000)     (29,775,000)
   Other ...............................................        (141,000)        (141,000)
   Accumulated deficit .................................     (25,138,000)     (88,423,000)
   Accumulated other comprehensive income (loss) -
     foreign currency translation adjustment ...........      (2,272,000)      (1,510,000)
                                                           -------------    -------------
     Total stockholders' equity ........................     149,666,000       87,445,000
                                                           -------------    -------------
                                                           $ 560,315,000    $ 448,045,000
                                                           =============    =============

                See notes to consolidated financial statements.

                      KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                             Year Ended December 31,
                                                              ----------------------------------------------------
                                                                   1999               1998                1997
                                                              -------------       -------------     --------------
Operating activities:
   Net income ............................................    $  63,772,000       $  13,576,000     $   10,643,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization......................       18,818,000          16,203,000         16,715,000
       Amortization of excess of cost over fair value
         of net assets of acquired businesses.............        2,172,000           1,948,000          1,879,000
       Interest of outside non-controlling partners in KPP       33,479,000          29,174,000         27,655,000
       Gain on issuance of units by KPP...................      (16,764,000)               --                 --
       Deferred income taxes..............................      (29,647,000)            518,000             86,000
       Equity in earnings of affiliate,
          net of distribution.............................       (1,072,000)               --                 --
       Changes in current assets and liabilities:
         Accounts receivable..............................      (17,175,000)        (12,272,000)        (2,111,000)
         Inventories......................................       (4,592,000)         (4,600,000)          (373,000)
         Prepaid expenses and other current assets........       (3,079,000)           (922,000)           674,000
         Accounts payable and accrued expenses............        4,172,000          10,581,000            (48,000)
                                                              -------------       -------------     --------------
     Net cash provided by operating activities............       50,084,000          54,206,000         55,120,000
                                                              -------------       -------------     --------------

Investing activities:
   Capital expenditures...................................      (17,339,000)        (12,256,000)       (13,011,000)
   Acquisitions...........................................      (48,439,000)        (47,947,000)        (4,855,000)
   Increase in other assets, net..........................       (3,504,000)             (8,000)        (1,819,000)
                                                              -------------       -------------     --------------
     Net cash used in investing activities................      (69,282,000)        (60,211,000)       (19,685,000)
                                                              -------------       -------------     --------------

Financing activities:
   Issuance of debt ......................................       62,318,000          40,717,000          8,619,000
   Payments on debt and capital leases ...................      (60,847,000)        (14,912,000)       (12,768,000)
   Distributions to outside non-controlling
     partners in KPP......................................      (35,426,000)        (28,509,000)       (26,864,000)
   Preferred stock dividends paid.........................         (487,000)           (508,000)          (538,000)
   Common stock issued....................................          253,000             194,000             33,000
   Purchase of treasury stock.............................         (555,000)         (4,868,000)        (4,585,000)
   Net proceeds from issuance of units by KPP.............       65,574,000                --                 --
                                                              -------------       -------------     --------------
     Net cash provided by (used in) financing activities..       30,830,000          (7,886,000)       (36,103,000)
                                                              -------------       -------------     --------------

Increase (decrease) in cash and cash equivalents..........       11,632,000         (13,891,000)          (668,000)
Cash and cash equivalents at beginning of year............        9,134,000          23,025,000         23,693,000
                                                              -------------       -------------     --------------
Cash and cash equivalents at end of year..................    $  20,766,000       $   9,134,000     $   23,025,000
                                                              =============       =============     ==============



                See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 1 OF 2


                                           Preferred         Common          Additional        Treasury
                                             Stock            Stock        Paid-In Capital       Stock             Other
                                        -------------     -------------    ---------------   -------------    -------------

Balance at January 1, 1997              $   5,792,000     $   4,230,000    $ 197,213,000     $ (20,631,000)   $        -

       Net income for the year.......            -                -                 -                -                 -
       Common stock issued...........            -                4,000           29,000             -                 -
       Purchase of treasury stock ...            -                -                 -           (4,585,000)            -
       Preferred stock dividends
        declared.....................            -                -                 -                -                 -
            adjustment ..............            -                -                 -                -                 -
                                        -------------     ------------     -------------     -------------    -------------
       Comprehensive income
        for the year.................


Balance at December 31, 1997                5,792,000         4,234,000      197,242,000       (25,216,000)            -

        Net income for the year......            -                -                 -                -                 -
        Common stock issued..........            -                5,000           21,000           309,000         (141,000)
        Purchase of treasury stock ..            -                -                 -           (4,868,000)            -
        Preferred stock dividends
        declared.....................            -                -                 -                -                 -
        Foreign currency translation
             adjustment .............            -                -                 -                -                 -
                                        -------------     -------------    -------------     -------------    -------------
        Comprehensive income
        for the year.................

Balance at December 31, 1998                5,792,000         4,239,000      197,263,000       (29,775,000)        (141,000)

        Net income for the year......            -                -                 -                -                 -
        Common stock issued..........            -               10,000          191,000            52,000
        Purchase of treasury stock ..            -                -                 -             (555,000)            -
        Preferred stock dividends
        declared.....................            -                -                 -                -                 -
        Foreign currency translation
             adjustment .............            -                -                 -                -                 -
                                        -------------     -------------    -------------     -------------    -------------
        Comprehensive income
        for the year.................


Balance at December 31, 1999            $   5,792,000     $   4,249,000    $ 197,454,000     $ (30,278,000)   $    (141,000)
                                        =============     =============    =============     =============    ==============

                 See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 2 OF 2

                                                          Accumulated Other
                                         Accumulated       Comprehensive      Comprehensive
                                           Deficit         Income (Loss)          Income
                                        -------------    ------------------   --------------

Balance at January 1, 1997              $(111,596,000)     $      358,000     $        --

       Net income for the year.......      10,643,000                --          10,643,000
       Common stock issued...........            --                  --                --
       Purchase of treasury stock ...            --                  --                --
       Preferred stock dividends
        declared.....................        (538,000)               --                --
       Foreign currency translation
            adjustment ..............            --            (2,472,000)       (2,472,000)
                                        -------------      --------------     -------------
       Comprehensive income
        for the year.................                                         $   8,171,000
                                                                              =============

Balance at December 31, 1997             (101,491,000)         (2,114,000)             --

        Net income for the year......      13,576,000                --          13,576,000
        Common stock issued..........            --                  --                --
        Purchase of treasury stock ..            --                  --                --
        Preferred stock dividends
        declared.....................        (508,000)               --                --
        Foreign currency translation
             adjustment .............            --               604,000           604,000
                                        --------------     --------------     -------------
        Comprehensive income
        for the year.................                                         $  14,180,000
                                                                              =============

Balance at December 31, 1998               (88,423,000)        (1,510,000)             --

        Net income for the year......       63,772,000               --          63,772,000
        Common stock issued..........             --                 --                --
        Purchase of treasury stock ..             --                 --                --
        Preferred stock dividends
        declared.....................         (487,000)              --                --
        Foreign currency translation
             adjustment .............              --            (762,000)         (762,000)
                                        --------------     --------------     -------------
        Comprehensive income
        for the year.................                                         $  63,010,000
                                                                              =============

Balance at December 31, 1999            $ (25,138,000)     $   (2,272,000)
                                        =============      ==============


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

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries and Kaneb Pipe Line Partners, L.P. ("KPP"). The
       Company controls the operations of KPP through its 2% general partner interest and 28% limited partner interest as of December 31, 1999. All significant intercompany transactions and balances are eliminated in consolidation.

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

       The carrying value of property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent impairment is indicated to exist, an impairment loss will be recognized under SFAS No. 121 based on fair value.

       Revenue Recognition

       Substantially all revenues are recognized when services to customers have been rendered or when products have been delivered. Pipeline transportation revenues are recognized upon receipt of the products into the pipeline system.

       Sales of Securities by Subsidiaries

       The Company recognizes gains and losses in the statements of income resulting from subsidiary sales of additional equity interests, including KPP limited partnership units, to unrelated parties.

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

       Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

       The excess of the cost over the fair value of net assets of acquired businesses is being amortized on a straight-line basis over a period of 40 years. Accumulated amortization was $16.3 million and $14.1 million at December 31, 1999 and 1998, respectively.

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

       Change in Presentation

       Certain prior year financial statement items have been reclassified to conform with the 1999 presentation.


2.     ASSET ACQUISITIONS

       On March 25, 1998, a wholly-owned subsidiary of the Company acquired a products marketing business for $1.5 million, plus the cost of product inventories. The products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California. The asset purchase agreement includes a provision for an earn-out based on annual operating results of the acquired business for a five-year period ending in March 2003. No amounts were payable under the earn-out provision in 1999 or 1998. The acquisition was accounted for using the purchase method of accounting.

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

       On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed with term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (see Note 3). The pro forma effect of the acquisition was not material to the results of operations.


3.     PUBLIC OFFERING OF KPP UNITS

       In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 2). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million. This transaction reduced the Company's limited partner interest in KPP from 31% to 28%.


4.     INCOME TAXES

       Income before income tax expense and interest of outside non-controlling partners in KPP's net income is comprised of the following components:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             1999                1998                1997
                                                        --------------      -------------       -------------

       Domestic operations.........................     $   33,549,000      $  17,540,000       $  11,769,000
       Foreign operations..........................          2,160,000         (1,339,000)          1,663,000
                                                        --------------      -------------       -------------
       Income before non-taxable interest of outside
         non-controlling partners in KPP's net
         income....................................         35,709,000         16,201,000          13,432,000
       Non-taxable interest of outside non-controlling
         Partners in KPP's net income..............         30,198,000         28,317,000          27,655,000
                                                        --------------      -------------       -------------
                                                        $  65,907,0000      $  44,518,000       $  41,087,000
                                                        ==============      =============       =============

       Income tax expense (benefit) is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign              State              Total
       --------------------------    -------------        ------------       ------------       -------------
       1999:
         Current.................    $     392,000        $   (735,000)      $ (1,354,000)      $  (1,697,000)
         Deferred................      (31,253,000)          1,304,000            302,000         (29,647,000)
                                     -------------        ------------       ------------       -------------
                                     $ (30,861,000)       $    569,000       $ (1,052,000)      $ (31,344,000)
                                     =============        ============       ============       =============

       1998:
         Current.................    $     330,000        $    320,000       $    600,000       $   1,250,000
         Deferred................          518,000               -                   -                518,000
                                     -------------        ------------       ------------       -------------
                                     $     848,000        $    320,000       $    600,000       $   1,768,000
                                     =============        ============       ============       =============

       1997:
         Current...............      $     577,000        $    925,000       $  1,201,000       $   2,703,000
         Deferred..............             74,000              12,000               -                 86,000
                                     -------------        ------------       ------------       -------------
                                     $     651,000        $    937,000       $  1,201,000       $   2,789,000
                                     =============        ============       ============       =============

       The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income before income taxes and interest of outside non-controlling partners in KPP's net income for the years 1999, 1998 and 1997 are as follows:

                                                                   Year Ended December 31,
                                          ----------------------------------------------------------------------
                                                    1999                    1998                    1997
                                          ----------------------  ----------------------  ----------------------
                                               Amount         %        Amount         %       Amount         %
                                          -------------     ----  ---------------   ----  --------------   -----
       Expected tax at
         statutory rates................  $  12,498,000     35.0  $     5,671,000   35.0  $    4,701,000   35.0
       Increase (decrease) in taxes
         resulting from:
         Change in valuation allowance..    (43,143,000)  (120.8)      (7,066,000) (43.6)     (3,048,000) (22.6)
         State income taxes, net........      1,065,000      3.0          390,000    2.4         781,000    5.8
         Foreign losses not benefited and
           Foreign income taxes.........        526,000      1.5       2,098,000    12.9         355,000    2.6
         Resolution of state and foreign
           tax issues and other.........     (2,290,000)    (6.5)         675,000    4.2            --       --
                                          -------------   ------  ---------------  -----  --------------  -----
                                          $ (31,344,000)   (87.8) $     1,768,000   10.9  $    2,789,000   20.8
                                          =============    =====  ===============  =====  ==============  =====

       At December 31, 1999, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows: $67,449,000 in 2002, $12,626,000 in 2003, $16,866,000 in 2005,
       $17,508,000 in 2006 and $3,033,000 in 2007. Additionally, at December 31,
       1999, the Company had investment tax credits aggregating $1,786,000, which will expire, if unused, in 2000, that could be used to offset current domestic income taxes, but only after all available NOLs are utilized. The utilization of these carryforwards could be subject to significant limitation in the event of a "change in ownership", as defined in the tax laws, which might be caused by purchases or sales of the Company's securities by persons or groups now or in the future having 5% or greater ownership of the Company's common stock.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   1999                   1998
                                                                              --------------         --------------
       Deferred tax assets:
         Net operating loss carryforwards.........................            $   41,119,000         $   45,521,000
         Investment tax credit carryforwards......................                 1,786,000              3,957,000
         Alternative minimum tax credit carryforwards.............                 3,996,000              3,668,000
         Accrued liabilities......................................                 2,328,000              3,593,000
         Other....................................................                 2,266,000              1,806,000
                                                                              --------------         --------------
         Total gross deferred tax assets..........................                51,495,000             58,545,000
         Less valuation allowance.................................                (9,654,000)           (52,797,000)
                                                                              --------------         --------------
         Net deferred tax assets..................................                41,841,000              5,748,000
                                                                              --------------         --------------

       Deferred tax liabilities:
         Plant and equipment, principally due to differences
           in depreciation........................................            $   (8,437,000)        $   (3,507,000)
         Unconsolidated domestic subsidiaries.....................                (3,741,000)            (3,599,000)
         Foreign deferred tax liabilities.........................                (1,637,000)              (317,000)
                                                                              --------------         --------------
         Total gross deferred tax liabilities.....................               (13,815,000)            (7,423,000)
                                                                              --------------         --------------

         Net deferred tax asset (liability).......................            $   28,026,000         $   (1,675,000)
                                                                              ==============         ==============

       The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. In the fourth quarter of 1999, the Company reduced the valuation allowance by $37.1 million as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence supported by recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs ($67.4 million expires in 2002), among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods (2000 to 2007) and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.


5.     RETIREMENT PLANS

       The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $1.4 million, $1.2 million and $1.1 million for 1999, 1998 and 1997, respectively.

       One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The most recent valuation of the U.K. Plan was performed as of October 31, 1999.


       Net pension cost for the U.K. Plan included the following components:

                                                                       Year Ended December 31,
                                                        --------------------------------------------------
                                                            1999                1998              1997
                                                        --------------     -------------      ------------
       Net periodic benefit cost:
         Service cost................................   $    1,164,000     $   1,352,000      $   1,254,000
         Interest cost...............................        2,151,000         2,311,000          2,021,000
         Expected return on plan assets..............       (4,443,000)       (2,527,000)        (2,720,000)
         Amortization of prior service cost..........           27,000            27,000             27,000
         Recognized net (gain) loss..................        1,859,000          (508,000)          (121,000)
                                                        --------------     -------------      -------------
       Net periodic pension cost.....................   $      758,000     $     655,000      $     461,000
                                                        ==============     =============      =============

     Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 6.5% for 1999, 6.25% for 1998 and 7.5% for 1997, an expected long-term rate of return on assets of 7.5% for 1999 and 1998 and 9.0% for 1997 and a rate of increase in compensation levels of 3.0% for 1999 and 1998 and 5.5% for 1997. The funded status of the U.K. Plan is as follows:
                                                           December 31,
                                                   ----------------------------
                                                       1999            1998
                                                   ------------    ------------

     Projected benefit obligation:
       Beginning of year .......................   $ 35,438,000    $ 30,564,000
       Service cost ............................      1,164,000       1,352,000
       Interest cost ...........................      2,151,000       2,311,000
       Contributions ...........................        786,000       1,116,000
       Benefits paid ...........................       (636,000)       (525,000)
       Other ...................................     (1,805,000)        620,000
                                                   ------------    ------------
       End of year .............................     37,098,000      35,438,000
                                                   ------------    ------------

     Fair value of plan assets:
       Beginning of year .......................     36,266,000      33,138,000
       Actual return on plan assets ............      6,364,000       1,957,000
       Contributions ...........................        786,000       1,116,000
       Benefits paid ...........................       (636,000)       (525,000)
       Other ...................................       (875,000)        580,000
                                                   ------------    ------------
       End of year .............................     41,905,000      36,266,000
                                                   ------------    ------------

     Excess fair value over projected obligation      4,807,000         828,000
     Unrecognized net actuarial gain ...........     (4,811,000)       (990,000)
     Unamortized prior service cost ............        168,000         299,000
                                                   ------------    ------------
     Net pension prepaid asset .................   $    164,000    $    137,000
                                                   ============    ============

6.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is as follows:

                                                            December 31,
                                                 ------------------------------
                                                      1999             1998
                                                 --------------    ------------

     Pipeline and terminaling services .......   $ 439,537,000    $ 377,248,000
     Product marketing services ..............          97,000           53,000
     Information services ....................       3,643,000        3,354,000
     Industrial services .....................      23,226,000       26,782,000
     General corporate .......................       3,848,000        3,848,000
                                                 -------------    -------------
     Total property and equipment ............     470,351,000      411,285,000
     Accumulated depreciation and amortization    (142,207,000)    (130,759,000)
                                                 -------------    -------------
     Net property and equipment ..............   $ 328,144,000    $ 280,526,000
                                                 =============    =============

       Equipment under capital leases and included in the cost of property and equipment is as follows:

                                                          December 31,
                                                 ------------------------------
                                                      1999             1998
                                                 -------------    -------------

     Industrial services equipment ...........   $   2,144,000    $   4,044,000
     Accumulated depreciation ................      (1,222,000)      (3,147,000)
                                                 -------------    -------------
     Net equipment acquired under capital
          leases..............................   $     922,000    $     897,000
                                                 =============    =============


7.     DEBT

       Debt is summarized as follows:

                                                                      December 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
     Pipeline and terminaling services:
       Mortgage notes due 2001 and 2002 ...................   $ 60,000,000   $ 60,000,000
       Mortgage notes due 2001 through 2016 ...............     68,000,000     68,000,000
       Revolving credit facility due January 2001 .........      2,200,000     25,000,000
       Term loans due in 2002 .............................     25,787,000           --
       Promissory note, repaid in June 1999 ...............           --       10,000,000
                                                              ------------   ------------
            Total debt ....................................    155,987,000    163,000,000
       Less short-term and current portion ................           --       10,000,000
                                                              ------------   ------------
                                                              $155,987,000   $153,000,000
                                                              ============   ============
     Product marketing services:
       Revolving credit facility due March 2001 ...........   $ 11,041,000   $  2,852,000
                                                              ------------   ------------
         Total debt .......................................     11,041,000      2,852,000
       Less short-term and current portion ................           --        2,852,000
                                                              ------------   ------------
                                                              $ 11,041,000   $       --
                                                              ============   ============
     Industrial services:
       Credit facility due through 2001 ...................   $ 17,945,000   $ 17,764,000
       Various notes of foreign subsidiaries, with
         interest ranging from 6.75% to 8.0%, due
         through 2001 .....................................      4,097,000      4,020,000
       Capital leases .....................................        986,000        949,000
                                                              ------------   ------------
            Total debt ....................................     23,028,000     22,733,000
       Less current portion ...............................      2,471,000      2,441,000
                                                              ------------   ------------
                                                              $ 20,557,000   $ 20,292,000
                                                              ============   ============
     Parent company:
       8.75% convertible subordinated debentures
         due through 2008..................................   $ 23,666,000   $ 23,666,000
       Revolving credit facility...........................           --             --
                                                              ------------   ------------
              Total debt...................................     23,666,000     23,666,000
         Less current portion..............................           --             --
                                                              ------------   -------------
                                                              $ 23,666,000   $  23,666,000
                                                              ============   =============

     Total consolidated debt...............................   $213,722,000   $ 212,251,000
     Short-term and current portion........................      2,471,000      15,293,000
                                                              ------------   -------------
     Total consolidated debt, less short-term and
         current portion...................................   $211,251,000   $ 196,958,000
                                                              ============   =============

       Pipeline and Terminaling Services

       In 1994, KPP, through a wholly-owned subsidiary, entered into a restated credit agreement with a group of banks that, as subsequently amended, provides for a $25 million revolving credit facility through January 31, 2001. The credit facility, which is without recourse to the Company, bears interest at variable interest rates and has a commitment fee of 0.15% per annum of the unused credit facility. At December 31, 1999, $2.2 million was drawn under the credit facility.

       Also in 1994, KPP, through another wholly-owned subsidiary, issued $33 million of first mortgage notes ("Notes") to a group of insurance companies. The Notes bear interest at the rate of 8.05% per annum and are due on December 22, 2001. In 1995, KPP, through a wholly-owned subsidiary, issued $27 million of additional Notes due February 24, 2002 which bear interest at the rate of 8.37% per annum. The Notes and credit facility, which are without recourse to the Company, are secured by a mortgage on the East Pipeline and contain certain financial and operational covenants.

       In June 1996, KPP, through a wholly-owned subsidiary, issued $68 million of new first mortgage notes bearing interest at rates ranging from 7.08% to 7.98%. $35.0 million of these notes is due June 2001, $8.0 million is due June 2003, $10.0 million is due June 2006 and $15.0 million is due June 2016. The loan, which is without recourse to the Company, is secured, pari passu with the existing Notes and credit facility, by a mortgage on the East Pipeline.

       In January 1999, KPP, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provides for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. The term loans, $18.3 million of which bore interest in varying amounts, are secured by the capital stock of the subsidiaries that acquired the United Kingdom terminals and by a mortgage on the East Pipeline and, are pari passu with the existing mortgage notes and credit facility. The term loans, which are without recourse to the Company, contain certain financial and operational covenants. $18.3 million of the terms loans were repaid in July 1999 with the proceeds from a public offering of KPP units. The remaining portion ($25.8 million) with a fixed rate of 7.14% is due in January 2002.

       Product Marketing Services

       In March 1998, a wholly-owned subsidiary of the Company entered into a credit agreement with a bank that, as amended, provides for a $15 million revolving credit facility through March 2001. The credit facility bears interest at variable rates (7.24% at December 31, 1999), has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the products marketing business and by 500,000 KPP limited partnership units held by a wholly-owned subsidiary of the Company. At December 31, 1999, $11.0 million was drawn on the facility.

       Industrial Services

       At December 31, 1999, $17.9 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the Company, is due 2001, bears interest at the option of the borrower at variable rates (6.23% at December 31, 1999) based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, has a commitment fee equal to one-half of one percent per annum on unutilized amounts, contains certain financial and operational covenants with respect to the industrial services group of companies, and restricts the subsidiary from paying dividends to the Company under certain circumstances. This credit facility is secured by substantially all of the tangible assets of the industrial services group.

       Parent Company

       The 8.75% subordinated debentures are convertible into shares of the Company's common stock at a conversion price of $17.54 per share. The Company has satisfied the sinking fund requirements on these subordinated debentures through 2000.

       In December 1995, the Company entered into an agreement with an international bank that provides for a $15 million revolving credit facility through December 1, 2000, that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of 0.5% per annum of the unused credit facility. The credit facility is secured by 1.0 million of the Company's limited partnership units in KPP. No amounts were drawn under the credit facility at December 31, 1999 or 1998.

       Consolidated Maturities

       Annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, are: $2.5 million; $2.4 million; $100.1 million (including $70.2 million of KPP debt); $54.9 million (including $52.8 million of KPP debt); and $10.1 million (including $8.0 million of KPP debt), respectively, for each of the five years ending December 31, 2004.


 8.    CAPITAL STOCK

       The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:


                                                                                      Common Stock
                                                                  -------------------------------------------------
                                                      Preferred                       Held in
                                                    Stock Issued       Issued         Treasury        Outstanding
                                                   -------------  --------------  --------------   ----------------
       Balance at January 1, 1997.................       568,450      36,491,027       3,156,076         33,334,951
       Series F Preferred Stock issued............         1,000           --              --                 --
       Common shares issued or purchased..........         --              36,256       1,190,900        (1,154,644)
                                                   -------------  --------------  --------------   ----------------

       Balance at December 31, 1997...............       569,450      36,527,283       4,346,976         32,180,307
       Common shares issued or purchased..........         --             26,923         797,608           (770,685)
                                                   -------------  --------------  --------------   -----------------

       Balance at December 31, 1998...............       569,450      36,554,206       5,144,584         31,409,622
       Common shares issued or purchased..........         --             83,863         116,383            (32,520)
                                                   -------------  --------------  --------------   ----------------

       Balance at December 31, 1999...............       569,450      36,638,069       5,260,967         31,377,102
                                                   =============  ==============  ==============   ================


       Series A Preferred Stock

       The Company has 567,950 shares of Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") with a stated value of $10 per share outstanding at December 31, 1999. Dividends accrue quarterly at the applicable U.S. Treasury rate plus 2.00 percentage points (200 basis points) ("Applicable Rate"), but will in no event be less than 7.5% per annum or greater than 14% per annum. If dividends are in arrears for two or more quarters, additional dividends accrue on all dividends in arrears at a rate equal to the Applicable Rate plus 25 basis points for each quarter dividends are in arrears (but not more than the lesser of 14% per annum or 300 basis points more than the Applicable
       Rate). If unpaid accrued dividends exist with respect to eight or more quarters, the holders of the Series A Preferred may elect individually to require the Company to redeem their shares at a price of $12 per share plus dividends in arrears. No such arrearages existed as of December 31, 1999, 1998 and 1997. The Company, at its option, may redeem shares at any time at a price of $12 per share (reduced ratably to $10 over 15 years unless unpaid accrued dividends exist with respect to eight or more quarters) plus accrued and unpaid dividends thereon.

       Series B Preferred Stock

       On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company's Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right. At December 31, 1999 and 1998 there were no Series B Preferred shares outstanding.

       Series C Preferred Stock

       In April 1991, the Company authorized 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series C ("Series C Preferred") which have a preference value of $1.00 per share and are only entitled to a dividend if the value of the Company's common stock increases. The Series C Preferred, as an entire class, is entitled to an annual dividend commencing January 1, 1992, equal to 1/2 of 1% (proportionately reduced for authorized but unissued shares in the class) of the increase in the average per share market value of the Company's common stock during the year preceding payment of the dividend, over $4.79 (the average per share market value of the Company's common stock during 1990) multiplied by the average number of shares of common stock outstanding. The Series C Preferred has mandatory redemption requirements in the event of certain types of corporate reorganizations and may be redeemed at the option of the Company during the first 60 days of each year commencing 1994. The redemption price is the sum of (i) one divided by the average annual yield of all issues of preferred stock listed on the New York Stock Exchange during the calendar year preceding the date of the redemption period times the average dividend for the two most recent years plus (ii) a pro rata portion of the prior year's dividend based upon the number of elapsed days in the year of redemption plus (iii) any accrued and unpaid dividends. The Company may also repurchase the shares of a holder at such redemption price during the first 60 days following the year in which the holder first ceases to be an employee of the Company. A holder of the Series C Preferred may, at his option, require the Company to redeem his shares at 120% of such redemption price if the Company elects, within 10 days after the most recent dividend payment date, not to pay the accrued dividend. Upon liquidation, holders of the Series C Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. As of December 31, 1999, there were 500 shares of Series C Preferred issued and outstanding to certain officers of the Company.

       Series F Preferred Stock

       In June 1997, the Company authorized and issued 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series F ("Series F Preferred"), with a stated value of $1.00 per share to an officer of the Company. The annual dividend for the entire class of Series F Preferred, which accrues on January 1 of each year and is payable on April 1 of each year, is calculated by multiplying (i) 1% of the annual improvement (but not including amounts related to any gains or losses on the sale of any KPP units nor any amounts related to any other gains or losses in excess of $1 million on the sale of other capital assets) in the Company's diluted earnings per share of common stock ("Common EPS"), by (ii) the amount of issued and outstanding shares of the Company's common stock on January 1, 1997. The calculation of the annual dividend for 1999 excludes the gain on the issuance of units by KPP ($10.4 million net of deferred taxes) as well as the benefit of recognizing tax loss carryforwards ($37.1 million reduction in the valuation allowance) and calculations of the annual dividend for subsequent periods will be adjusted for any tax provision required as a result of recognizing the benefit of the tax loss carryforwards in 1999.

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

       Stock Compensation Plans

       The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 1999, options on 2,066,800 shares at prices ranging from $1.63 to $5.63 were outstanding, of which 733,951 were exercisable at prices ranging from $1.63 to $5.63.

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 11.74% to 11.88% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 5.07% to 6.07% based on the 30-year U.S. treasury bill rate for the five-year expected life of the options, and no dividend yield. Using estimates calculated by such option pricing model, pro forma net income, basic earnings per share and diluted earnings per share would have been $63,155,359, $1.99 and $1.98, respectively for the year ended December 31, 1999, as compared to the reported amounts of $63,772,000, $2.01 and $1.94, respectively. For the year ended December 31, 1998, pro forma net income, basic earnings per share and diluted earnings per share would have been $13,020,000, $0.39 and $0.39, respectively for the year ended December 31, 1998, as compared to the reported amounts of $13,576,000, $0.41 and $0.40, respectively. For the year ended December 31, 1997, pro forma net income, basic earnings per share and diluted earnings per share would have been $10,327,000, $0.30 and $0.30, respectively, as compared to the reported amounts of $10,643,000, $0.31 and $0.30, respectively.

       The changes in stock options outstanding for the Company's plans for 1999, 1998 and 1997 were as follows:

                                                              Average Price
                                                    Shares      per Share
                                                  ----------  -------------

               Outstanding at January 1, 1997 .    1,620,178    $   2.60
               Granted ........................      138,872    $   3.74
               Exercised ......................      (64,535)   $   2.29
               Forfeited ......................     (116,000)   $   2.63
                                                  ----------

               Outstanding at December 31, 1997    1,578,515    $   2.70
               Granted ........................      617,347    $   4.98
               Exercised ......................      (59,910)   $   2.51
               Forfeited ......................      (44,600)   $   3.75
                                                  ----------

               Outstanding at December 31, 1998    2,091,352    $   3.36
               Granted ........................      210,191    $   4.29
               Exercised ......................      (80,121)   $   2.64
               Forfeited ......................     (154,622)   $   4.14
                                                  ----------
               Outstanding at December 31, 1999    2,066,800    $   3.42
                                                  ==========


       Deferred Stock Unit Plan

       In 1996, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation, for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's Common Stock. Under the plan, as amended in 1998, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically no earlier than the expiration of the vesting period and no later than ten years after the Election Date. DSU accounts are unfunded by the Company and do not bear interest. Each person that elects to participate in the DSU Plan is awarded, under the Company's 1994 Stock Incentive Plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee.

9.     EARNINGS PER SHARE

       The following is a reconciliation of basic and diluted earnings per share:

                                                                               Weighted
                                                                                Average
                                                               Net              Common          Per-Share
                                                             Income             Shares           Amount
                                                        ---------------    --------------    --------------
       Year Ended December 31, 1999
           Net income................................   $    63,772,000
           Dividend applicable to preferred stock....          (487,000)
                                                        ---------------

           Basic EPS -
              Net income applicable to common stock..        63,285,000        31,452,868    $         2.01
                                                                                             ==============

           Effect of dilutive securities -
              Common stock options and DSUs..........            -              1,099,269
                                                        ---------------    --------------

           Diluted EPS -
              Income applicable to common stock, DSUs
                and assumed options exercised........   $    63,285,000        32,552,137    $         1.94
                                                        ===============    ==============    ==============

       Year Ended December 31, 1998
           Net income................................   $    13,576,000
           Dividend applicable to preferred stock....          (508,000)
                                                        ----------------

           Basic EPS -
              Net income applicable to common stock..        13,068,000        31,739,572    $          .41
                                                                                             ==============

           Effect of dilutive securities -
              Common stock options and DSUs..........            -              1,057,846
                                                        ---------------    --------------

           Diluted EPS -
              Income applicable to common stock, DSUs
                and assumed options exercised........   $    13,068,000        32,797,418    $          .40
                                                        ===============    ==============    ==============

       Year Ended December 31, 1997
           Net income................................   $    10,643,000
           Dividend applicable to preferred stock....          (538,000)
                                                        ----------------

           Basic EPS -
              Net income applicable to common stock..        10,105,000        32,547,371    $          .31
                                                                                             ==============

           Effect of dilutive securities -
              Common stock options...................            -                585,926
                                                        ---------------    --------------

           Diluted EPS -
              Income applicable to common stock
                and assumed options exercised........   $    10,105,000        33,133,297    $          .30
                                                        ===============    ==============    ==============

       Options to purchase 605,600, 189,523 and 15,000 shares of common stock at weighted average prices of $4.90, $5.50 and $5.00, were outstanding at December 31, 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS because the effect of assumed conversion is anti-dilutive.

10.    COMMITMENTS AND CONTINGENCIES

       The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $5.9 million for 1999, $3.8 million for 1998 and $3.5 million for 1997.

       At December 31, 1999, minimum rental commitments under all capital leases and operating leases for future years are as follows:

                                                      Capital      Operating
                                                      Leases         Leases
                                                   -----------    -----------

          2000 .................................   $   388,000    $ 4,432,000
          2001 .................................       384,000      3,263,000
          2002 .................................       199,000      1,926,000
          2003 .................................       135,000      1,275,000
          2004 .................................          --          712,000
          Thereafter ...........................          --        1,109,000
                                                   -----------    -----------
     Total minimum lease payments ..............     1,106,000    $12,717,000
                                                                  ===========
     Less amounts representing interest ........      (120,000)
                                                   -----------
     Present value of net minimum lease payments   $   986,000
                                                   ===========

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

       The operations of the Company are subject to Federal, state and local laws and regulations relating to protection of the environment. Although KPP believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve in other liabilities for environmental claims of $8.2 million, including $7.6 million related to acquisitions of pipelines and terminals. During 1999 and 1998, respectively, KPP incurred $0.9 million and $0.6 million of costs related to such acquisition reserves and reduced the liability accordingly.

       Certain subsidiaries of KPP are defendants in a lawsuit filed in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base, was abandoned in 1973, and the connecting terminal was sold to an unrelated entity in 1976. Grace alleges that it has incurred since 1996 expenses of approximately $3 million for response and remediation required by the State of Massachusetts and that it expects to incur additional expenses in the future. On January 20, 2000, the Massachusetts Department of Environmental Protection notified KPP's subsidiary that it had reason to believe that the subsidiary was also a Potentially Responsible Party. The subsidiary replied to that letter denying any responsibility for the Massachusetts response and/or remediation. Future expenses could potentially include claims by the United States Government, as described below. Grace alleges that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages caused by the jet fuel leaks from the pipeline. Grace is seeking a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses. The case is set for trial in May 2000.

       The consistent position of KPP's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction and did not assume any responsibility for the environmental damage. In an order granting partial summary judgment, the trial judge has ruled that the pipeline was an asset of the company acquired by the subsidiary. The subsidiaries are continuing with their defense that the pipeline had been abandoned prior to the acquisition of ST Services and could not have been included in the assets they acquired. The defendants have also counter-claimed against Grace for fraud and mutual mistake, among other defenses. If they are successful at trial with their defenses and/or counterclaims, the judge's partial summary judgment order will be moot. The defendants also believe they have certain rights to indemnification from Grace under the acquisition agreement with Grace. These rights include claims against Grace for breaches of numerous representations in the agreement including the environmental representations. The acquisition agreement includes Grace's agreement to indemnify the subsidiaries against 60% of post-closing environmental remediation costs, subject to a maximum indemnity payment of $10 million.

       The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, has been responding to the Government remediation  demand  for most of the  contamination  problems  at the MMR
       Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries have voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million, and expects in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. KPP believes that the ultimate cost of the remediation, while substantial, will be considerably less than the Government has indicated. KPP also believes that, even if the lawsuit determines that the subsidiary is the owner of the pipeline, the defendants have defenses to any claim of the Government. Any claims by the Government could be material in amount and, if made and ultimately sustained against KPP's subsidiaries, could adversely affect KPP's ability to pay cash distributions to its unitholders, including the Company.

       The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


11.    BUSINESS SEGMENT DATA

       The Pipeline and Terminaling Segment includes the pipeline and terminaling operations of KPP which consist of the transportation of refined petroleum products in the Midwestern states as a common carrier and the storage of petroleum products, specialty chemicals and other liquids. The Company's Product Marketing Segment provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions, as well as California. The Company's Information Services Segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. Additionally, the Company provides Industrial Services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. General Corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments. Effective July 1, 1999, the responsibilities of certain officers of the Industrial Services and Information Services segments were expanded and their compensation and benefit costs (which totaled approximately $0.2 million for the six month period ended December 31, 1999 for each of these segments) were transferred to General Corporate and no longer considered by the Company in assessing the measurement of such segment's results. In 1999, the Company managed the Product Marketing Segment as a separate operating segment. Those operations were previously combined with the Pipeline and Terminaling segment. Information for 1998 has been recast to be consistent with the 1999 presentation.

       The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment.

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1999              1998              1997
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Pipeline and terminaling services...........   $   158,028,000    $  125,812,000    $  121,156,000
         Product marketing services..................       212,298,000       114,220,000               -
         Information services........................        37,358,000        20,709,000         7,557,000
         Industrial services.........................        98,075,000       115,116,000       108,223,000
                                                        ---------------    --------------    --------------
                                                        $   505,759,000    $  375,857,000    $  236,936,000
                                                        ===============    ==============    ==============

       Pipeline and terminaling services segment revenues:
           Pipeline operations.......................   $    67,607,000    $   63,421,000    $   61,320,000
           Terminaling operations....................        90,421,000        62,391,000        59,836,000
                                                        ---------------    --------------    --------------
                                                        $   158,028,000    $  125,812,000    $  121,156,000
                                                        ===============    ==============    ==============

       Industrial services segment revenues:
         Underpressure services......................   $    38,873,000    $   43,208,000    $   37,769,000
         Turnaround services.........................        43,859,000        52,924,000        48,655,000
         Other services..............................        15,343,000        18,984,000        21,799,000
                                                        ---------------    --------------    --------------
                                                        $    98,075,000    $  115,116,000    $  108,223,000
                                                        ===============    ==============    ==============

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1999              1998              1997
                                                        ---------------    --------------    --------------
       Business segment profit:
         Pipeline and terminaling services...........   $    64,311,000    $   55,117,000    $   53,420,000
         Product marketing services..................         1,495,000           940,000              -
         Information services........................         5,627,000         3,690,000         2,709,000
         Industrial services ........................         1,750,000         6,656,000         7,438,000
         General corporate...........................        (4,944,000)       (5,091,000)       (4,907,000)
                                                        ---------------    --------------    --------------
           Operating income..........................        68,239,000        61,312,000        58,660,000
         Interest expense............................       (17,695,000)      (15,714,000)      (15,531,000)
         Other income (expense)......................           771,000           868,000          (163,000)
         Amortization of excess of cost over fair value
           of net assets of acquired businesses......        (2,172,000)       (1,948,000)       (1,879,000)
                                                        ---------------    --------------    --------------
         Income before interest of outside
           non-controlling partners in KPP's net
           income, gain on issuance of units by KPP
           and income taxes..........................   $    49,143,000    $   44,518,000    $   41,087,000
                                                        ===============    ==============    ==============

       Business segment assets:
         Depreciation and amortization:
           Pipeline and terminaling services.........   $    15,043,000    $   12,148,000    $   11,711,000
           Product marketing services................            15,000             9,000               -
           Information services......................           280,000           192,000           151,000
           Industrial services.......................         3,480,000         3,854,000         4,563,000
           General corporate.........................             -                  -              290,000
                                                        ---------------    --------------    --------------
                                                        $    18,818,000    $   16,203,000    $   16,715,000
                                                        ===============    ==============    ==============

         Capital expenditures (excluding acquisitions):
           Pipeline and terminaling services.........   $    14,568,000    $    9,401,000    $   10,641,000
           Product marketing services................            52,000               -                 -
           Information services......................           391,000           281,000           327,000
           Industrial services.......................         2,328,000         2,574,000         2,013,000
           General corporate.........................              -                 -               30,000
                                                        ---------------    --------------    --------------
                                                        $    17,339,000    $   12,256,000    $   13,011,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              1999               1998             1997
                                                        ---------------    --------------    --------------
         Total assets:
           Pipeline and terminaling services.........   $   366,935,000    $  310,825,000    $  270,055,000
           Product marketing services................        28,101,000        12,233,000               -
           Information services......................        17,911,000        11,082,000         5,429,000
           Industrial services.......................       108,094,000       110,603,000       116,503,000
           General corporate.........................        39,274,000         3,302,000        10,286,000
                                                        ---------------    --------------    --------------
                                                        $   560,315,000    $  448,045,000    $  402,273,000
                                                        ===============    ==============    ==============


       The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location:

                                                                        Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1999               1998             1997
                                                        ---------------    --------------    --------------
       Geographical area revenues:
         United States............................      $   415,640,000    $  296,336,000    $  162,367,000
         Europe...................................           79,089,000        68,050,000        66,431,000
         Asia-Pacific.............................           11,030,000        11,471,000         8,138,000
                                                        ---------------    --------------    --------------
                                                        $   505,759,000    $  375,857,000    $  236,936,000
                                                        ===============    ==============    ==============
       Geographical area operating income:
         United States............................      $    59,767,000    $   54,858,000    $   51,384,000
         Europe...................................            7,915,000         5,456,000         6,139,000
         Asia-Pacific.............................              557,000           998,000         1,137,000
                                                        ---------------    --------------    --------------
                                                        $    68,239,000    $   61,312,000    $   58,660,000
                                                        ===============    ==============    ==============

       Geographical area net property and equipment:
         United States............................      $   278,787,000    $  271,228,000    $  249,470,000
         Europe...................................           47,993,000         7,781,000        10,419,000
         Asia-Pacific.............................            1,364,000         1,517,000         1,472,000
                                                        ---------------    --------------    --------------
                                                        $   328,144,000    $  280,526,000    $  261,361,000
                                                        ===============    ==============    ==============

12.    ACCRUED EXPENSES

       Accrued expenses are comprised of the following components at December 31, 1999 and 1998:

                                                      December 31,
                                              -------------------------
                                                  1999          1998
                                              -----------   -----------
          Accrued distribution payable ....   $ 9,250,000   $ 7,127,000
          Accrued income taxes ............     1,545,000     2,212,000
          Accrued taxes other than income .     4,217,000     2,631,000
          Accrued interest ................     2,554,000     2,454,000
          Accrued compensation and benefits     3,729,000     3,735,000
          Accrued environmental ...........     2,482,000     1,702,000
          Deferred terminaling fees .......     3,075,000     3,526,000
          Other accrued expenses ..........    14,318,000    17,922,000
                                              -----------   -----------
                                              $41,170,000   $41,309,000
                                              ===========   ===========

13.    SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental information on cash paid during the period for:

                                             Year Ended December 31,
                              -------------------------------------------------
                                   1999              1998              1997
                              --------------    ---------------    ------------

       Interest............   $   16,972,000    $    15,385,000    $ 15,373,000
                              ==============    ===============    ============
       Income taxes........   $    1,447,000    $     2,310,000    $  1,535,000
                              ==============    ===============    ============


14.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt (excluding capital leases) as of December 31, 1999 and 1998 was approximately $219 million and $217 million as compared to the carrying value of $213 million and $211 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

       The Company does not believe that it has a significant concentration of credit risk at December 31, 1999, as the Company's accounts receivable are generated from four distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.

 15.   QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly operating results for 1999 and 1998 are summarized as follows:

                                                                  Quarter Ended
                                    -----------------------------------------------------------------------
                                       March 31,           June 30,        September 30,      December 31,
                                    --------------     ---------------    --------------     --------------
       1999:
       Revenues................     $   99,356,000     $   122,951,000    $  134,280,000     $  149,172,000
                                    ==============     ===============    ==============     ==============
       Operating income........     $   15,212,000     $    16,119,000    $   19,251,000     $   17,657,000
                                    ==============     ===============    ==============     ==============
       Net income .............     $    2,309,000     $     4,012,000    $   15,547,000(a)  $   41,904,000(b)
                                    ==============     ===============    ==============     ==============
       Earnings per
         common share:
           Basic................    $          .07     $           .12    $          .49     $         1.33
                                    ==============     ===============    ==============     ==============
           Diluted..............    $          .07     $           .12    $          .47     $         1.28
                                    ==============     ===============    ==============     ==============

       1998:
       Revenues................     $   59,501,000     $   100,492,000    $  105,476,000     $  110,388,000
                                    ==============     ===============    ==============     ==============
       Operating income........     $   12,607,000     $    14,981,000    $   17,907,000     $   15,817,000
                                    ==============     ===============    ==============     ==============
       Net income .............     $    1,836,000     $     3,365,000    $    4,434,000     $    3,941,000
                                    ==============     ===============    ==============     ==============
       Earnings per
         common share:
           Basic................    $          .05     $           .10    $          .14     $          .12
                                    ==============     ===============    ==============     ==============
           Diluted..............    $          .05     $           .10    $          .13     $          .12
                                    ==============     ===============    ==============     ==============

       (a) See Note 3 regarding gain on issuance of units by KPP.

       (b) See Note 4 regarding reduction in valuation allowance for deferred tax assets.

                                                                      Schedule I

                      KANEB SERVICES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME


                                                      Year Ended December 31,
                                           --------------------------------------------
                                               1999            1998            1997
                                           ------------    ------------    ------------

General and administrative expenses ....   $ (4,944,000)   $ (5,091,000)   $ (4,617,000)
Depreciation and amortization ..........           --              --          (290,000)
Interest expense .......................     (2,218,000)     (2,212,000)     (2,239,000)
Intercompany fees and expenses .........      3,189,000       3,022,000       2,266,000
Interest income ........................        264,000         284,000         372,000
Other income (expense) .................      1,413,000       1,354,000      (1,024,000)
Equity in income of subsidiaries and KPP     26,906,000      16,219,000      16,175,000
                                           ------------    ------------    ------------

Income before income tax expense .......     24,610,000      13,576,000      10,643,000
Income tax benefit .....................     39,162,000            --              --
                                           ------------    ------------    ------------
Net income .............................     63,772,000      13,576,000      10,643,000
Dividends applicable to preferred stock         487,000         508,000         538,000
                                           ------------    ------------    ------------

Net income applicable to common  stock .   $ 63,285,000    $ 13,068,000    $ 10,105,000
                                           ============    ============    ============

Earnings per common share:
   Basic ...............................   $       2.01    $        .41    $        .31
                                           ============    ============    ============
   Diluted .............................   $       1.94    $        .40    $        .30
                                           ============    ============    ============


               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)
                      KANEB SERVICES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                December 31,
                                                      ------------------------------
                                                           1999             1998
                                                      -------------    -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents ......................   $   9,740,000    $     875,000
   Prepaid expenses and other current assets ......       6,484,000          177,000
                                                      -------------    -------------

Total current assets ..............................      16,224,000        1,052,000
                                                      -------------    -------------

Property and equipment ............................       3,848,000        3,848,000
Less accumulated depreciation .....................      (3,848,000)       3,848,000
                                                      -------------    -------------

     Net property and equipment ...................            --               --
                                                      -------------    -------------

Investments in, advances to and notes receivable
  from subsidiaries and KPP .......................     133,987,000      123,567,000

Deferred tax and other assets .....................      33,649,000        2,250,000
                                                      -------------    -------------
                                                      $ 183,860,000    $ 126,869,000
                                                      =============    =============


                             LIABILITIES AND EQUITY

Current liabilities - accounts payable
   and accrued expenses ...........................   $   5,600,000    $   7,367,000

Long-term debt ....................................      23,666,000       23,666,000

Deferred credits and other liabilities ............       4,928,000        8,391,000

Stockholders' equity:
   Preferred stock, without par value .............       5,792,000        5,792,000
   Common stock, without par value ................       4,249,000        4,239,000
   Additional paid-in capital .....................     197,454,000      197,263,000
   Treasury stock, at cost ........................     (30,278,000)     (29,775,000)
   Other ..........................................        (141,000)        (141,000)
   Accumulated deficit ............................     (25,138,000)     (88,423,000)
   Accumulated comprehensive income (loss) -
     foreign currency translation adjustment ......      (2,272,000)      (1,510,000)
                                                      -------------    -------------
       Total stockholders' equity .................     149,666,000       87,445,000
                                                      -------------    -------------
                                                      $ 183,860,000    $ 126,869,000
                                                      =============    =============



               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)
                      KANEB SERVICES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Year Ended December 31,
                                                       ------------------------------------------------------------
                                                              1999                1998                 1997
                                                       -----------------    ----------------    ------------------
Operating activities:
   Net income .......................................  $      63,772,000    $     13,576,000    $       10,643,000
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization...................              -                   -                   290,000
     Equity in net income of subsidiaries and KPP....        (26,906,000)        (16,219,000)          (16,175,000)
     Deferred income taxes...........................        (36,918,000)              -                     -
     Changes in current assets and liabilities:
       Accounts receivable...........................              -                   -                   102,000
       Prepaid expenses..............................         (1,057,000)           (177,000)              818,000
       Accounts payable and accrued expenses ........         (1,767,000)          3,380,000            (4,439,000)
                                                       -----------------    ----------------    -------------------

       Net cash provided by (used in)
         operating activities........................         (2,876,000)            560,000            (8,761,000)
                                                       -----------------    ----------------    -------------------

Investing activities:
   Capital expenditures..............................              -                   -                   (30,000)
   Change in other assets, net.......................         (3,956,000)            667,000            (3,082,000)
                                                       -----------------    ----------------    -------------------

       Net cash provided by (used in)
         investing activities........................         (3,956,000)            667,000            (3,112,000)
                                                       -----------------    ----------------    -------------------

Financing activities:
   Preferred stock dividends paid....................           (487,000)           (508,000)             (538,000)
   Change in investments in, advances to and notes
     receivable from subsidiaries and KPP............         16,486,000          (3,213,000)           16,075,000
   Common stock issued...............................            253,000             194,000                33,000
   Purchase of treasury stock........................           (555,000)         (4,868,000)           (4,585,000)
                                                       -----------------    -----------------   -------------------

        Net cash provided by (used in) financing
         activities..................................         15,697,000          (8,395,000)           10,985,000
                                                       -----------------    ----------------    ------------------

Increase (decrease) in cash and cash equivalents.....          8,865,000          (7,168,000)             (888,000)
Cash and cash equivalents at beginning of year.......            875,000           8,043,000             8,931,000
                                                       -----------------    ----------------    ------------------

Cash and cash equivalents at end of year.............  $       9,740,000    $        875,000    $        8,043,000
                                                       =================    ================    ==================


               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                     Schedule II

                              KANEB SERVICES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                              Additions
                                                          ----------------------------------------------
                                         Balance at        Charged to      Charged to                            Balance at
                                        Beginning of       Costs and         Other                                 End of
           Descriptions                    Period           Expenses        Accounts         Deductions            Period
------------------------------------   -------------      -----------     -------------     ------------        -----------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 1999:
   For doubtful receivables
     classified as current assets...   $         925      $     1,117     $        (119)(a) $      (391)(b)     $     1,532
                                       =============      ===========     =============     ===========         ===========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      52,797      $    --         $      --        $    (43,143)        $     9,654
                                       =============      ===========     =============    ============         ===========

Year Ended December 31, 1998:
   For doubtful receivables
     classified as current assets...   $         570      $       430     $          99(a) $       (174)(b)     $       925
                                       =============      ===========     =============    ============         ===========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      55,684      $    --          $     --         $    (2,887)        $    52,797
                                       =============      ===========     =============     ===========         ===========

Year Ended December 31, 1997:
   For doubtful receivables
     classified as current assets...   $         666      $       246     $         (19)(a) $      (323)(b)     $       570
                                       =============      ===========     =============     ===========         ===========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      86,698      $    --         $      --         $   (31,014)        $    55,684
                                       =============      ===========     =============     ===========         ===========


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



                                      KANEB SERVICES, INC.

                                      By:  JOHN R. BARNES
                                           President and Chief Executive Officer
                                           Date: March 24, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services, Inc. and in the capacities and on the date indicated.

     Signature                        Title                           Date

Principal Executive Officer

JOHN R. BARNES                President, Chief Executive          March 24, 2000
                              Officer and Director

Principal Accounting Officer

MICHAEL R. BAKKE              Controller                          March 24, 2000


Directors

SANGWOO AHN                   Director                            March 24, 2000

JOHN R. BARNES                Director                            March 24, 2000

FRANK M. BURKE, JR.           Director                            March 24, 2000

CHARLES R. COX                Director                            March 24, 2000

HANS KESSLER                  Director                            March 24, 2000

JAMES R. WHATLEY              Director                            March 24, 2000

                                  EXHIBIT LIST

Exhibit
Number                                   Title
--------  ----------------------------------------------------------------------

 10.13 Amendments to the Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, (the "Furmanite Loan Agreement"), filed as
          Exhibit 10.8 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1994, Exhibit 10.12 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1996, and
          Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 1997, which exhibits are hereby incorporated by reference.

   21     List of Subsidiaries

   23 Consents of independent accountants: KPMG LLP and PricewaterhouseCoopers LLP

   27     Financial Data Schedule