Form 10-Q
period 2000-03-31
KANEB SERVICES INC
filed 2000-05-05
CIK 54441

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

For the Quarterly Period                                        Commission File
Ended March 31, 2000                                           Number 001-05083

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

Class of Common Stock                              Outstanding at April 30, 2000
     No par value                                         31,158,052 shares

KANEB SERVICES, INC. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2000
--------------------------------------------------------------------------------

                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three Months Ended
            March 31, 2000 and 1999                                        1

         Condensed Consolidated Balance Sheets - March 31, 2000
            and December 31, 1999                                          2

         Condensed Consolidated Statements of Cash Flows - Three
            Months Ended March 31, 2000 and 1999                           3

         Notes to Consolidated Financial Statements                        4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 12

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 16

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------

Revenues:
     Services                                            $  63,686    $  63,238
     Products                                               84,677       36,118
                                                         ---------    ---------
           Total revenues                                  148,363       99,356
                                                         ---------    ---------

Costs and expenses:
     Operating costs                                        44,182       43,842
     Cost of sales                                          82,934       34,676
     Depreciation and amortization                           4,806        4,502
     General and administrative                              1,355        1,124
                                                         ---------    ---------
           Total costs and expenses                        133,277       84,144
                                                         ---------    ---------

Operating income                                            15,086       15,212

Other income                                                   196          284
Interest expense                                            (4,183)      (4,535)
Amortization of excess of cost over fair
     value of net assets of acquired businesses               (546)        (511)
                                                         ---------    ---------

Income before income taxes and interest of outside
     non-controlling partners in KPP's net income           10,553       10,450
Income tax expense                                          (1,668)        (777)
Interest of outside non-controlling partners in KPP's
     net income                                             (6,834)      (7,364)
                                                         ---------    ---------
Net income                                                   2,051        2,309
Dividends applicable to preferred stock                        130          114
                                                         ---------    ---------
Net income applicable to common stock                    $   1,921    $   2,195
                                                         =========    =========
Earnings per common share - Basic and Diluted            $     .06    $     .07
                                                         =========    =========


                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                    March 31,   December 31,
                                                                      2000         1999
                                                                   ---------    ---------
                                                                           (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents                                     $  23,668    $  20,766
     Accounts receivable, trade                                       67,140       66,991
     Inventories                                                      14,255       18,063
     Prepaid expenses and other current assets                        13,402       14,957
                                                                   ---------    ---------
        Total current assets                                         118,465      120,777
                                                                   ---------    ---------

Property and equipment                                               471,984      470,351
Less accumulated depreciation and amortization                       145,744      142,207
                                                                   ---------    ---------
     Net property and equipment                                      326,240      328,144
                                                                   ---------    ---------

Investment in affiliate                                               20,571       21,978

Excess of cost over fair value of net assets
     of acquired businesses                                           62,110       62,657

Deferred tax assets                                                   21,418       22,754

Other assets                                                           3,940        4,005
                                                                   ---------    ---------
                                                                   $ 552,744    $ 560,315
                                                                   =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                             $   4,447    $   2,471
     Accounts payable                                                 18,853       20,146
     Accrued expenses                                                 40,598       41,170
                                                                   ---------    ---------
         Total current liabilities                                    63,898       63,787
                                                                   ---------    ---------

Long-term debt, less current portion:
     Pipeline and terminaling services                               154,005      155,987
     Product marketing services                                        7,688       11,041
     Industrial services                                              19,862       20,557
     Parent company                                                   23,666       23,666
                                                                   ---------    ---------
         Total long-term debt, less current portion                  205,221      211,251
                                                                   ---------    ---------

Deferred income taxes and other liabilities                           10,511       10,791

Interest of outside non-controlling partners in KPP                  122,515      124,820

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                                5,792        5,792
     Common stock, without par value                                   4,247        4,249
     Additional paid-in-capital                                      197,242      197,454
     Treasury stock, at cost                                         (31,017)     (30,278)
     Other                                                              (133)        (141)
     Accumulated deficit                                             (23,217)     (25,138)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment                      (2,315)      (2,272)
                                                                   ---------    ---------
         Total stockholders' equity                                  150,599      149,666
                                                                   ---------    ---------
                                                                   $ 552,744    $ 560,315
                                                                   =========    =========

                 See notes to consolidated financial statements
                                        2

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                                     March 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Operating activities:
   Net income                                                 $  2,051    $  2,309
   Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                            4,806       4,502
        Interest of outside non-controlling partners in KPP      6,834       7,364
        Amortization of excess of cost over fair value
          of net assets of acquired businesses                     546         511
        Deferred income taxes                                    1,370         404
       Equity earnings of affiliate, net of distributions        1,175        --
        Changes in current assets and liabilities                3,349         169
                                                              --------    --------
         Net cash provided by operating activities              20,131      15,259
                                                              --------    --------

Investing activities:
   Capital expenditures                                         (2,990)     (2,651)
   Acquisitions, net of cash acquired                             --       (41,807)
   Change in other assets, net                                     148          68
                                                              --------    --------

       Net cash used in investing activities                    (2,842)    (44,390)
                                                              --------    --------

Financing activities:
   Issuance of debt                                              2,158      51,450
   Payments on debt and capital leases                          (6,212)       (953)
   Distributions to outside non-controlling partners in KPP     (9,250)     (7,675)
   Preferred stock dividends paid                                 (130)       (114)
   Common stock issued                                             139          39
   Purchase of treasury stock                                   (1,092)       --
                                                              --------    --------
       Net cash provided by (used in) financing activities     (14,387)     42,747
                                                              --------    --------

Increase in cash and cash equivalents                            2,902      13,616
Cash and cash equivalents at beginning of period                20,766       9,134
                                                              --------    --------

Cash and cash equivalents at end of period                    $ 23,668    $ 22,750
                                                              ========    ========

Supplemental cash flow information:
   Cash paid for interest                                     $  3,716    $  2,934
                                                              ========    ========

   Cash paid for income taxes                                 $    393    $    204
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

     The unaudited condensed consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three month periods ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2000 and the consolidated results of their operations and cash flows for the periods ended March 31, 2000 and 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.   ACQUISITION BY KPP

     On February 1, 1999, Kaneb Pipe Line Partners, L.P. ("KPP") acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed by term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public offering of KPP units (see
     Note 3). The remaining portion ($25.9 million) is due in January 2002.


3.   PUBLIC OFFERING OF KPP UNITS

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note
     2). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, in the third quarter of 1999, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million. The transaction reduced the Company's limited partner interest in KPP from 31% to 28%.


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                   Three Months Ended
                                                         March 31,
                                                   ------------------
                                                     2000       1999
                                                   -------    -------
                                                     (in thousands)

     Net income                                    $ 2,051    $ 2,309
     Other comprehensive income (loss) - foreign
        currency translation adjustment                (43)      (560)
                                                   -------    -------
     Comprehensive income                          $ 2,008    $ 1,749
                                                   =======    =======

5.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                                           Weighted
                                                                            Average
                                                           Net              Common          Per-Share
                                                         Income             Shares           Amount
                                                     -------------       ------------      -----------
       Three Months Ended March 31, 2000
           Net income                                $       2,051
           Dividends applicable to preferred stock            (130)
                                                     -------------

           Basic earnings per share -
              Net income applicable to common stock          1,921           31,261        $      .06
                                                                                           ==========

           Effect of dilutive securities -
              Common stock options and DSUs                   --              1,214
                                                     -------------      -----------
           Diluted earnings per share -
              Net income applicable to common stock,
              DSUs and assumed options exercised     $       1,921           32,475        $      .06
                                                     =============       ==========        ==========

       Three Months Ended March 31, 1999
           Net income                                $       2,309
           Dividends applicable to preferred stock            (114)
                                                     -------------

           Basic earnings per share -
              Net income applicable to common stock          2,195           31,414        $       .07
                                                                                           ===========

           Effect of dilutive securities -
              Common stock options and DSUs                   --              1,011
                                                     -------------      -----------
           Diluted earnings per share -
              Net income applicable to common stock,
              DSUs and assumed options exercised     $       2,195           32,425        $       .07
                                                     =============       ==========        ===========

     Options to purchase 158,897 and 106,232 shares of common stock at weighted average prices of $5.43 and $4.26, were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.


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


7.   BUSINESS SEGMENT DATA

     The Pipeline and Terminaling Segment includes the pipeline and terminaling operations of KPP which consist of the transportation of refined petroleum products in the Midwestern states as a common carrier and the storage of petroleum products, specialty chemicals and other liquids. The Company's Product Marketing Segment provides wholesale motor fuel marketing services throughout the Midwest and Rocky Mountain regions, as well as California. The Company's Information Technology Services Segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. Additionally, the Company provides Industrial Services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. General Corporate includes compensation and benefits paid to officers and employees of the Parent Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments.

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                            Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
                                                             (in thousands)
     Business segment revenues:
        Pipeline and terminaling services                $  36,680    $  36,845
        Product marketing services                          80,389       31,367
        Information technology services                      8,335        7,028
        Industrial services                                 22,959       24,116
                                                         ---------    ---------
                                                         $ 148,363    $  99,356
                                                         =========    =========
     Pipeline and terminaling services segment revenues:
        Pipeline operations                              $  15,248    $  15,164
        Terminaling operations                              21,432       21,681
                                                         ---------    ---------
                                                         $  36,680    $  36,845
                                                         =========    =========
     Industrial services segment revenues:
        Underpressure services                           $   9,374    $   9,725
        Turnaround services                                 10,868       10,616
        Other services                                       2,717        3,775
                                                         ---------    ---------
                                                         $  22,959    $  24,116
                                                         =========    =========
     Business segment profit:
        Pipeline and terminaling services                $  12,900    $  14,924
        Product marketing services                             968          365
        Information technology services                      1,154          924
        Industrial services                                  1,419          123
        General corporate                                   (1,355)      (1,124)
                                                         ---------    ---------
           Operating income                                 15,086       15,212
        Other income                                           196          284
        Interest expense                                    (4,183)      (4,535)
        Amortization of excess of cost
           over fair value of net assets
           of acquired businesses                             (546)        (511)
                                                         ---------    ---------
        Income before income taxes and
           interest of outside non-controlling
           partners of KPP's net income                  $  10,553    $  10,450
                                                         =========    =========

                                                         March 31,   December 31
                                                           2000         1999
                                                         ---------   -----------
     Total assets:
        Pipeline and terminaling services                $ 366,030    $ 366,935
        Product marketing services                          26,789       28,101
        Information technology services                     17,621       17,911
        Industrial services                                103,892      108,094
        General corporate                                   38,412       39,274
                                                         ---------    ---------
                                                         $ 552,744    $ 560,315
                                                         =========    =========

KANEB SERVICES, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

     Operating Results:


     Pipeline and Terminaling Services

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP"). KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwestern states as a common carrier and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 28% (as of March 31, 2000) limited partner interest in the partnership.

                                                         Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
                                                            (in thousands)

          Revenues                                     $  36,680      $  36,845
                                                       =========      =========
          Operating income                             $  12,900      $  14,924
                                                       =========      =========
          Capital expenditures,
               excluding acquisitions                  $   2,336      $   2,258
                                                       =========      =========


     On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminals Limited for approximately $37.2 million plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of 5.4 million barrels, was initially financed by term loans from a bank. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering. (See Liquidity and Capital Resources). Three of the terminals, handling petroleum products, chemicals and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

     For the three months ended March 31, 2000, revenues for the Pipeline and Terminaling business were flat when compared to 1999, due to a $0.2 million decrease in revenues in the terminaling business and $0.1 million increase in pipeline revenues. For the three months ended March 31, 2000, terminaling revenue increases resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization resulting from unfavorable market conditions. Average annual tankage utilized for the three months ended March 31, 2000 decreased to
     21.0 million barrels from 21.9 barrels for the comparable prior year period, primarily the result of unusually high utilization at KPP's largest petroleum storage facility in 1999. For the three months ended March 31, 2000, average annualized revenues per barrel of tankage utilized increased to $4.09 per barrel, compared to $3.95 per barrel for the same prior year period, the result of the storage of a higher proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products. Pipeline barrel miles shipped totaled 4.0 billion for each of the three month periods ended March 31, 2000 and 1999.

     The $2.0 million decrease in operating income for the quarter ended March 31, 2000, compared to 1999, is due to a $1.9 million decrease in terminaling operating income and a $0.1 million decrease in pipeline operating income. The decrease in terminaling operating income is a result of the decrease in tank utilization.

     The interest of outside non-controlling partners in KPP's net income was $6.8 million and $7.4 million for the three months ended March 31, 2000 and 1999, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $9.3 million and $7.7 million for the three month periods ended March 31, 2000 and 1999, respectively.

     Capital expenditures of $2.3 million for each of the three month periods ended March 31, 2000 and 1999 relate to the maintenance of existing operations. Routine maintenance capital expenditures for 2000 are currently estimated to be between $12 million and $15 million.


     Product Marketing Services

     The Company's petroleum products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.


                                                         Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
                                                            (in thousands)

          Revenues                                     $  80,389      $  31,367
                                                       =========      =========
          Operating income                             $     968      $     365
                                                       =========      =========

     For the three months ended March 31, 2000, revenues increased by $49.0 million, or 156%, and operating income increased by $0.6 million, or 165%, when compared to the same 1999 period, primarily a result of an increase in both sales volumes and sales price. Total gallons sold increased to 95 million in the first quarter of 2000, compared to 68 million in the first quarter of 1999, due to a combination of increasing the number of terminals through which products are sold and increasing the volumes at existing locations. The average price realized per gallon of product sold increased to $0.85 in the first quarter of 2000, compared to $0.46 for the same period in 1999.


     Information Technology Services

     The Company's information technology services business is conducted through a variety of wholly-owned subsidiaries. The information technology services group provides network design and installation services, database management and processing services, specialized medical technology services, insurance tracking services, hardware distribution and other related information technology services. The medical services division provides system integration and open architecture based telemedicine solutions, including assessment and planning, installation assistance, clinical systems integration, acceptance testing, and systems maintenance and management of telemedicine applications.

                                                         Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
                                                            (in thousands)

          Revenues                                     $   8,335      $   7,028
                                                       =========      =========
          Operating income                             $   1,154      $     924
                                                       =========      =========

     On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.

     For the three months ended March 31, 2000, revenues increased by $1.3 million, or 19%, and operating income increased by $0.2 million, or 25%, when compared to the same 1999 period, primarily the result of the Ellsworth acquisition and increased consulting services and computer hardware sales provided to various national government agencies and the private sector.

     Industrial Services


     This business segment provides specialized industrial services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

                                                         Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2000           1999
                                                       ---------      ---------
                                                            (in thousands)
     Revenues:
         United States                                 $   7,844      $   7,469
         Europe                                           12,563         13,820
         Asia-Pacific                                      2,552          2,827
                                                       ---------      ---------
              Total Revenues                           $  22,959      $  24,116
                                                       =========      =========
     Operating income:
         United States                                 $     487      $      39
         Europe                                              950            110
         Asia-Pacific                                        263            319
         Headquarters                                       (281)          (345)
                                                       ---------      ---------
              Total operating income                   $   1,419      $     123
                                                       =========      =========
     Capital expenditures,
         excluding acquisitions                        $     407      $     357
                                                       =========      =========

     For the three ended March 31, 2000, revenues for the Industrial Services segment decreased by $1.2 million, or 5%, when compared to the same 1999 period, due to overall decreases in underpressure and other services, primarily in Continental Europe. In the United States, revenues increased by 5%, compared to the same period in 1999, due to increases in turnaround services resulting from improved market conditions. In Europe, revenues decreased by 9%, due primarily to the decrease in underpressure and other services in Continental Europe. Asia-Pacific revenues decreased by 10% in the first quarter of 2000, compared to the same period in 1999, due to a decline in turnaround services and product sales throughout the Asia-Pacific region.

     Overall, Industrial Services operating income increased by $1.3 million for the three months ended March 31, 2000, when compared to the same 1999 period, due to improved market conditions in the United States and overall operating efficiencies realized as a result of streamlining the segment's workforce in 1999 to match the market conditions in each of the operating regions.


     Income Taxes

     In the fourth quarter of 1999, the Company recognized $37.1 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence supported by recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs ($67.4 million expires in 2002), among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods (2000 to 2007) and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the 1999 recognition of expected future income tax benefits, the results of operations for the first quarter of 2000 reflects (and subsequent periods will reflect) a full effective tax rate provision.


     Liquidity and Capital Resources

     During the first three months of 2000, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Cash provided by operations was $20.1 million and $15.3 million for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures (excluding acquisitions) were $3.0 million for the three months ended March 31, 2000, compared to $2.7 million in 1999. Routine maintenance capital expenditures in 2000 have been funded by internally generated funds.

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



                                             KANEB SERVICES, INC.
                                             (Registrant)


Date:  May 5, 2000                                 //s//
                                             Michael R. Bakke
                                             Controller