Form 10-Q
period 2000-06-30
KANEB SERVICES INC
filed 2000-08-14
CIK 54441

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

For the Quarterly Period                                        Commission File
Ended June 30, 2000                                            Number 001-05083

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

Class of Common Stock                               Outstanding at July 31, 2000
   No par value                                           31,136,660 shares

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JUNE 30, 2000

                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Six Months
            Ended June 30, 2000 and 1999                                    1

         Condensed Consolidated Balance Sheets - June 30, 2000
            and December 31, 1999                                           2

         Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2000 and 1999                             3

         Notes to Consolidated Financial Statements                         4

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11

                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                  17

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)

                                                  Three Months Ended         Six Months Ended
                                                       June 30,                  June 30,
                                                ----------------------    ----------------------
                                                   2000         1999         2000         1999
                                                ---------    ---------    ---------    ---------

Revenues:
     Services                                   $  67,171    $  69,032    $ 130,857    $ 132,270
     Products                                     101,744       53,919      186,421       90,037
                                                ---------    ---------    ---------    ---------
                                                  168,915      122,951      317,278      222,307
                                                ---------    ---------    ---------    ---------
Costs and expenses:
     Operating costs                               44,943       48,212       89,125       92,054
     Cost of sales                                 99,179       52,798      182,113       87,474
     Depreciation and amortization                  4,541        4,561        9,347        9,063
     General and administrative                     1,411        1,261        2,766        2,385
                                                ---------    ---------    ---------    ---------
         Total costs and expenses                 150,074      106,832      283,351      190,976
                                                ---------    ---------    ---------    ---------

Operating income                                   18,841       16,119       33,927       31,331

Other income                                          249          163          445          447
Interest expense                                   (4,169)      (4,789)      (8,352)      (9,324)
Amortization of excess of cost over fair
   value of net assets of acquired businesses        (550)        (555)      (1,096)      (1,066)
                                                ---------    ---------    ---------    ---------
Income before income taxes and interest
   of outside non-controlling partners in
   KPP's net income                                14,371       10,938       24,924       21,388
Income tax benefit (expense)                       (2,221)         412       (3,889)        (365)
Interest of outside non-controlling
  partners in KPP's net income                     (8,490)      (7,338)     (15,324)     (14,702)
                                                ---------    ---------    ---------    ---------
Net income                                          3,660        4,012        5,711        6,321
Dividends applicable to preferred stock               136          108          266          222
                                                ---------    ---------    ---------    ---------
Net income applicable to common stock           $   3,524    $   3,904    $   5,445    $   6,099
                                                =========    =========    =========    =========
Earnings per common share -
   Basic and Diluted                            $     .11    $     .12    $     .17    $     .19
                                                =========    =========    =========    =========



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                        June 30,   December 31,
                                                          2000         1999
                                                      -----------  -----------
                                                      (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents                         $  28,349    $  20,766
     Accounts receivable, trade                           76,518       66,991
     Inventories                                          17,270       18,063
     Prepaid expenses and other current assets            12,442       14,957
                                                       ---------    ---------
        Total current assets                             134,579      120,777
                                                       ---------    ---------

Property and equipment                                   472,261      470,351
Less accumulated depreciation and amortization           149,497      142,207
                                                       ---------    ---------
     Net property and equipment                          322,764      328,144
                                                       ---------    ---------

Investment in affiliate                                   21,008       21,978

Excess of cost over fair value of net assets
     of acquired businesses                               61,836       62,657

Deferred tax assets                                       19,765       22,754
Other assets                                               3,711        4,005
                                                       ---------    ---------
                                                       $ 563,663    $ 560,315
                                                       =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt (including
         $39,500 of KPP debt at June 30, 2000)         $  41,457    $   2,471
     Accounts payable                                     25,270       20,146
     Accrued expenses                                     40,328       41,170
                                                       ---------    ---------
         Total current liabilities                       107,055       63,787
                                                       ---------    ---------

Long-term debt, less current portion:
    Pipeline and terminaling services                    117,678      155,987
    Product marketing services                            12,001       11,041
    Industrial services                                   19,186       20,557
     Parent company                                       23,666       23,666
                                                       ---------    ---------
         Total long-term debt, less current portion      172,531      211,251
                                                       ---------    ---------

Deferred income taxes and other liabilities                9,904       10,791

Interest of outside non-controlling partners in KPP      120,989      124,820

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                    5,792        5,792
     Common stock, without par value                       4,248        4,249
     Additional paid-in-capital                          197,268      197,454
     Treasury stock, at cost                             (31,455)     (30,278)
     Other                                                  (121)        (141)
     Accumulated deficit                                 (19,693)     (25,138)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment          (2,855)      (2,272)
                                                       ---------    ---------
         Total stockholders' equity                      153,184      149,666
                                                       ---------    ---------
                                                       $ 563,663    $ 560,315
                                                       =========    =========

                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                                 2000        1999
                                                               --------    --------
Operating activities:
   Net income                                                  $  5,711    $  6,321
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in earnings of affiliate, net of distributions        663      (1,556)
        Interest of outside non-controlling partners in KPP      15,324      14,702
        Amortization of excess of cost over fair
          value of net assets of acquired businesses              1,096       1,066
        Deferred income taxes                                     3,147         596
        Depreciation and amortization                             9,347       9,063
        Changes in working capital components                    (1,937)     (6,140)
                                                               --------    --------

         Net cash provided by operating activities               33,351      24,052
                                                               --------    --------

Investing activities:
   Capital expenditures                                          (4,157)     (5,171)
   Acquisitions, net of cash acquired                              (280)    (41,255)
   Change in other assets, net                                   (1,467)       (995)
                                                               --------    --------

         Net cash used in investing activities                   (5,904)    (47,421)
                                                               --------    --------

Financing activities:
   Issuance of debt                                               9,347      51,490
   Payments on debt                                              (9,081)     (1,311)
   Distributions to outside non-controlling partners in KPP     (18,500)    (15,350)
   Preferred stock dividends                                       (266)       (222)
   Common stock issued                                              166          92
   Purchase of treasury stock                                    (1,530)       --
                                                               --------    --------

         Net cash provided by (used in) financing activities    (19,864)     34,699
                                                               --------    --------

Increase in cash and cash equivalents                             7,583      11,330
Cash and cash equivalents at beginning of period                 20,766       9,134
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 28,349    $ 20,464
                                                               ========    ========

Supplemental cash flow information:
   Cash paid for interest                                      $  8,636    $  8,940
                                                               ========    ========
   Cash paid for income taxes                                  $    986    $    615
                                                               ========    ========


                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three and six month periods ended June 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the consolidated results of its' operations and cash flows for the periods ended June 30, 2000 and 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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


3.   PUBLIC OFFERING OF KPP UNITS

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.7 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 2.) As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, in the third quarter of 1999, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million. The transaction reduced the Company's limited partner interest in KPP from 31% to 28%.


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows:

                                                          Three Months Ended                Six Months Ended
                                                                June 30,                        June 30,
                                                     -----------------------------    -----------------------------
                                                          2000            1999             2000           1999
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Net income                                      $       3,660   $       4,012    $       5,711  $        6,321
     Other comprehensive income (loss)
        - foreign currency translation
        adjustment                                            (540)             35             (583)           (525)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income                            $       3,120   $       4,047    $       5,128  $        5,796
                                                     =============   =============    =============  ==============

5.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per-Share
                                                                  Income             Shares             Amount
                                                             ---------------     ---------------     -------------
       Three Months Ended June 30, 2000
       --------------------------------
           Net income                                        $         3,660
           Dividends applicable to preferred stock                      (136)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        3,524             31,151      $        .11
                                                                                                     ============
           Effect of dilutive securities -
              Common stock options and DSUs                             -                 1,291
                                                             ---------------     --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised             $         3,524             32,442      $        .11
                                                             ===============     ==============      ============

        Three Months Ended June 30, 1999
        --------------------------------
           Net income                                        $         4,012
           Dividends applicable to preferred stock                      (108)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        3,904             31,436      $        .12
                                                                                                     ============
           Effect of dilutive securities -
              Common stock options and DSUs                             -                 1,084
                                                             ---------------     --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised             $         3,904             32,520      $        .12
                                                             ===============     ==============      ============

       Six Months Ended June 30, 2000
       ------------------------------
           Net income                                        $         5,711
           Dividends applicable to preferred stock                      (266)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        5,445             31,206     $         .17
                                                                                                     ============
           Effect of dilutive securities -
              Common stock options and DSUs                             -                 1,253
                                                             ---------------     --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised             $        5,445              32,459      $        .17
                                                             ==============      ==============      ============

       Six Months Ended June 30, 1999
       ------------------------------
           Net income                                        $         6,321
           Dividends applicable to preferred stock                      (222)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        6,099             31,425      $        .19
                                                                                                     ============
           Effect of dilutive securities -
              Common stock options and DSUs                             -                 1,069
                                                             ---------------     --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised             $         6,099             32,494      $        .19
                                                             ===============     ==============      ============


     Options to purchase 131,557 and 94,553 shares of common stock at weighted average prices of $5.56 and $5.20, were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.


6.   CONTINGENCIES

     Certain operations of the Company are subject to Federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. It is possible that other developments could result in substantial costs and liabilities to the Company. These include but are not limited to increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company.

     Certain subsidiaries of KPP were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts, was abandoned in 1976, when the connecting terminal was sold to an unrelated entity.

     The lawsuit involves environmental response and remediation required by the State of Massachusetts. Grace alleged that subsidiaries of KPP acquired the abandoned pipeline, as part of the acquisition of ST Services in 1993, and assumed responsibility for environmental damages allegedly caused by the jet fuel leaks. Grace sought a ruling that these subsidiaries are responsible for all present and future remediation expenses for these leaks and that Grace has no obligation to indemnify these subsidiaries for these expenses.

     In the lawsuit, Grace also sought indemnification for expenses that it has incurred since 1996 of approximately $3.5 million for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

     At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered judgment, which is not yet final, in the case that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST transaction. The Judge also awarded attorney fees to Grace.

     While the judgment means that the subsidiaries have no obligation to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, KPP's subsidiaries intend to appeal the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

     The Otis Air Force Base is a part of the Massachusetts Military Reservation ("MMR"), which has been declared a Superfund Site pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The MMR Site contains nine groundwater contamination plumes, two of which are allegedly associated with the pipeline, and various other waste management areas of concern, such as landfills. The United States Department of Defense and the United States Coast Guard, pursuant to a Federal Facilities Agreement, have been responding to the Government remediation demand for most of the contamination problems at the MMR Site. Grace and others have also received and responded to formal inquiries from the United States Government in connection with the environmental damages allegedly resulting from the jet fuel leaks. KPP's subsidiaries have voluntarily responded to an invitation from the Government to provide information indicating that they do not own the pipeline. In connection with a court-ordered mediation between Grace and the subsidiaries, the Government advised the parties in April 1999 that it has identified the two spill areas that it believes to be related to the pipeline that is the subject of the Grace suit. The Government advised the parties that it believes it has incurred costs of approximately $34 million, and expects in the future to incur costs of approximately $55 million, for remediation of one of the spill areas. This amount was not intended to be a final accounting of costs or to include all categories of costs. The Government also advised the parties that it could not at that time allocate its costs attributable to the second spill area. KPP believes that the ultimate cost of the remediation, while substantial, will be considerably less than the Government has indicated.

     The Government has made no claims against KPP or any other person on account of this matter. KPP believes that if any such claims were made, its subsidiaries would have substantial defenses to such claims. Under Massachusetts law, the party responsible for remediation of a facility is the last owner before the abandonment, which was a Grace company. KPP does not believe that either the Grace litigation or any claims that may be made by the Government will adversely affect its ability to make cash distributions to its unitholders, but there can be no assurances in that regard.

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

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Pipeline and terminaling services            $      38,438   $      39,171    $      75,118  $       76,016
        Product marketing services                          97,097          51,173          177,486          82,540
        Information technology services                      9,029           7,542           17,364          14,570
        Industrial services                                 24,351          25,065           47,310          49,181
                                                     -------------   -------------    -------------  --------------
                                                     $     168,915   $     122,951    $     317,278  $      222,307
                                                     =============   =============    =============  ==============
     Pipeline and terminaling services segment
       revenues:
           Pipeline operations                       $      17,483   $      16,182    $      32,731  $       31,346
           Terminaling operations                           20,955          22,989           42,387          44,670
                                                     -------------   -------------    -------------  --------------
                                                     $      38,438   $      39,171    $      75,118  $       76,016
                                                     =============   =============    =============  ==============
     Industrial services segment
       revenues:
        Underpressure services                       $      10,243   $       9,500    $      19,617  $       19,225
        Turnaround services                                 11,923          12,909           22,791          23,525
        Other services                                       2,185           2,656            4,902           6,431
                                                     -------------   -------------    -------------  --------------
                                                     $      24,351   $      25,065    $      47,310  $       49,181
                                                     =============   =============    =============  ==============

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment profit:
        Pipeline and terminaling services            $      14,930   $      15,642    $      27,830  $       30,566
        Product marketing services                           1,671             327            2,639             692
        Information technology services                      1,184           1,154            2,338           2,078
        Industrial services                                  2,467             257            3,886             380
        General corporate                                   (1,411)         (1,261)          (2,766)         (2,385)
                                                     -------------   -------------    -------------  --------------
           Operating income                                 18,841          16,119           33,927          31,331
        Other income                                           249             163              445             447
        Interest expense                                    (4,169)         (4,789)          (8,352)         (9,324)
        Amortization of excess of cost
           over fair value of net assets
           of acquired businesses                             (550)           (555)          (1,096)         (1,066)
                                                     -------------   -------------    -------------  --------------
        Income before income taxes and
           interest of outside non-controlling
           partners of KPP's net income              $      14,371   $      10,938    $      24,924  $       21,388
                                                     =============   =============    =============  ==============

                                                                                         June 30,      December 31,
                                                                                           2000           1999
     Total assets:
        Pipeline and terminaling services                                             $     362,744  $      366,935
        Product marketing services                                                           39,815          28,101
        Information technology services                                                      15,269          17,911
        Industrial services                                                                 104,468         108,094
        General corporate                                                                    41,367          39,274
                                                                                      -------------  --------------
                                                                                      $     563,663  $      560,315
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

     Operating Results:

     Pipeline and Terminaling Services

     This business segment includes the operations of Kaneb Pipe Line Partners, L.P. ("KPP"). KPP provides transportation services of refined petroleum products through a pipeline system that extends through the Midwestern states as a common carrier and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 28% limited partner interest in the partnership.

                                                     Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ----------------------------
                                                      2000             1999             2000            1999
                                                   -----------     -----------      -------------   ------------
                                                                          (in thousands)
     Revenues                                      $    38,438    $     39,171      $      75,118   $     76,016
                                                   ===========    ============      =============   ============
     Operating income                              $    14,930     $    15,642      $      27,830   $     30,566
                                                   ===========     ===========      =============   ============
     Capital expenditures,
         excluding acquisitions                    $       547     $     2,392      $       2,883   $      4,074
                                                   ===========     ===========      =============   ============


     On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminals Limited for approximately $37.2 million plus transaction costs and the assumption of certain liabilities. The acquisition of the six locations, which have an aggregate tankage capacity of 5.4 million barrels, was initially financed by term loans from a bank. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (See Liquidity and Capital Resources). Three of the terminals, handling petroleum products, chemical and molten sulfur, respectively, operate in England. The remaining three facilities, two in Scotland and one in Northern Ireland, are primarily petroleum terminals. All six terminals are served by deepwater marine docks.

     For the three months ended June 30, 2000, revenues for the Pipeline and Terminaling business decreased by $0.7 million, or 2%, when compared to 1999, due to a $2.0 million decrease in revenues in the terminaling business, partially offset by a $1.3 million increase in pipeline revenues, when compared to the same 1999 period. The $0.9 million, or 1%, decrease in Pipeline and Terminaling revenues for the six month period ended June 30, 2000 is due to a $2.3 million decrease in revenues in the terminaling business, partially offset by a $1.4 million increase in the pipeline revenues, when compared to 1999. For the three and six month periods ended June 30, 2000, terminaling revenue increases resulting from the United Kingdom and other 1999 acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions. Average annual tankage utilized for the six months ended June 30, 2000 decreased to
     20.8 million barrels, down from 22.3 million barrels for the comparable prior year period, primarily the result of unusually high utilization at the Partnership's largest petroleum storage facility in 1999. For the six months ended June 30, 2000, average annualized revenues per barrel of tankage utilized increased to $4.10 per barrel, compared to $4.00 per barrel for the same prior year period, the result of the storage of a higher proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products. Pipeline revenue increases for the three and six month periods ended June 30, 2000 are due to an overall increase in short-haul volumes shipped. Barrel miles totaled
     4.5 billion and 4.6 billion for the three months ended June 30, 2000 and 1999, respectively, and 8.4 billion and 8.6 billion for the six months ended June 30, 2000 and 1999, respectively.

     The $0.7 million decrease in Pipeline and Terminaling operating income for the quarter ended June 30, 2000, compared to 1999, is due to a $1.2 million decrease in terminaling operating income, partially offset by a $0.5 million increase in pipeline operating income. For the six month period ended June 30, 2000, operating income decreased by $2.7 million, compared to 1999, due to a $3.1 million decrease in terminaling operating income and a $0.4 million increase in pipeline operating income. The decrease in terminaling operating income for the three and six month periods, is a result of the decrease in tank utilization. The increase in pipeline operating income for the three and six month periods is due to the increase in short-haul volumes shipped.

     The interest of outside non-controlling partners in KPP's net income was $8.5 million and $7.3 million for the three month periods ended June 30, 2000 and 1999, respectively, and $15.3 million and $14.7 million for the six month periods ended June 30, 2000 and 1999, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $18.5 million and $15.4 million for the six month periods ended June 30, 2000 and 1999, respectively.

     Capital expenditures of $0.5 million and $2.9 million for the three and six months ended June 30, 2000, relate to the maintenance of existing operations. Routine maintenance capital expenditures for 2000 are currently estimated to be between $10 million and $15 million.


     Product Marketing Services

     The Company's petroleum products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.

                                                     Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ----------------------------
                                                      2000             1999             2000            1999
                                                   -----------     -----------      -------------   ------------
                                                                          (in thousands)

     Revenues                                      $    97,097    $     51,173      $     177,486   $     82,540
                                                   ===========    ============      =============   ============
     Operating income                              $     1,671    $        327      $       2,639   $        692
                                                   ===========    ============      =============   ============


     For the three months ended June 30, 2000, revenues increased by $45.9 million, or 90%, and operating income increased by $1.3 million, or 411%, when compared to the same 1999 period. For the six months ended June 30, 2000, revenues increased by $94.9 million, or 115%, and operating income increased by $1.9 million, or 281%, when compared to 1999. The increase in revenues and operating income for the three and six month periods is a result of an increase in both sales volumes and sales price, when compared to 1999. Total gallons sold increased to 102 million for the three months ended June 30, 2000, compared to 92 million in 1999, and to 197 million for the six month period ended June 30, 2000, compared to 160 million in 1999, due to a combination of increasing the number of terminals through which products are sold and increasing volumes at existing locations. The average price realized per gallon of product sold totaled $0.95 and $0.56 for the three months ended June 30, 2000 and 1999, respectively, and $0.90 and $0.52 for the six months ended June 30, 2000 and 1999, respectively, due to favorable market conditions resulting from sharp price increases in the segment's operating area.

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


                                                     Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      -----------------------------
                                                      2000             1999             2000            1999
                                                   -----------     -----------      -------------   -------------
                                                                          (in thousands)

     Revenues                                      $     9,029     $     7,542      $      17,364  $       14,570
                                                   ===========     ===========      =============  ==============
     Operating income                              $     1,184     $     1,154      $       2,338  $        2,078
                                                   ===========     ===========      =============  ==============


     On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.

     For the three months ended June 30, 2000, revenues increased by $1.5 million, or 20%, and operating income increased by 3%, when compared to the same 1999 period. For the six months ended June 30, 2000, revenues increased by $2.8 million, or 19%, and operating income increased by $0.3 million, or 13%, when compared to 1999. The increase in revenues for the three month period ended June 30, 2000 is the result of increases in computer hardware sales. The increases in revenues and operating income for the six month period ended June 30, 2000 is a result of the Ellsworth acquisition and increases in both computer hardware sales and consulting services provided to various national government agencies and the private sector.

     Industrial Services

     This business segment provides specialized industrial services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

                                                     Three Months Ended                  Six Months Ended
                                                            June 30,                         June 30,
                                                   ---------------------------      ------------------------------
                                                      2000             1999             2000             1999
                                                   -----------     -----------      -----------     --------------
                                                                           (in thousands)

     Revenues:
         United States                             $     8,888     $   8,037        $    16,732     $       15,506
         Europe                                         13,059         14,091            25,622             27,911
         Asia-Pacific                                    2,404           2,937            4,956              5,764
                                                   -----------     -----------      -----------     --------------
         Total revenues                            $    24,351     $    25,065      $    47,310     $       49,181
                                                   ===========     ===========      ===========     ==============

     Operating income:
         United States                             $       997     $      409       $     1,484     $          448
         Europe                                          1,547          1,204             2,497              1,314
         Asia-Pacific                                      232            100               495                419
         Headquarters                                     (309)          (398)             (590)              (743)
                                                   -----------     ----------       -----------     --------------
         Operating income before
              severance and other costs                  2,467          1,315             3,886              1,438
         Severance and other costs                         -           (1,058)              -              (1,058)
                                                   -----------     ----------       -----------     -------------
         Total operating income                    $     2,467     $      257       $     3,886     $          380
                                                   ===========     ==========       ===========     ==============

     Capital expenditures,
         excluding acquisitions                    $       536     $      616       $       943     $          971
                                                   ===========     ==========       ===========     ==============

     For the three and six month periods ended June 30, 2000, revenues for the Industrial Services segment decreased by 3% and 4%, respectively, when compared to the same 1999 periods, due to overall decreases in turnaround and other services, primarily in Continental Europe. In the United States, revenues increased by 11% and 8%, respectively, for the three and six month periods ended June 30, 2000, compared to the same periods in 1999, due to improvements in underpressure and turnaround services. In Europe, revenues decreased by 7% and 8%, respectively, for the three and six month periods ended June 30, 2000, due to the decrease in turnaround and other services in Continental Europe. Asia-Pacific revenues decreased by 18% and 14%, respectively, for the three and six month periods ended June 30, 2000, when compared to 1999, due to decreases in turnaround services.

     Overall, Industrial Services operating income, before severance and other costs, increased by $1.2 million and $2.4 million for the three and six months ended June 30, 2000, respectively, when compared to the same 1999 periods, due to improved market conditions in the United States and overall operating efficiencies realized as a result of streamlining the segment's workforce in 1999 to match the market conditions in each of the operating regions. Severance and other costs incurred and paid in 1999 were the result of the streamlining effort.


     Income Taxes

     In the fourth quarter of 1999, the Company recognized $37.1 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence supported by recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs ($67.4 million expires in 2002), among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods (2000 to 2007) and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the 1999 recognition of expected future income tax benefits, the results of operations for the three and six month periods ended June 30, 2000 reflects (and subsequent periods will reflect) a full effective tax rate provision.

     Income  tax  expense  for the  three and six  months  ended  June 30,  1999
     includes  a  $0.9  million  benefit   related  to  favorable   developments
     pertaining to the resolution of certain foreign income tax issues.


     Liquidity and Capital Resources

     During  the  first  six  months  of 2000,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $33.4 million and $24.1 million for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures (excluding acquisitions) were $4.2 million for the six months ended June 30, 2000, compared to $5.2 million in 1999. Routine maintenance capital expenditures in 2000 are expected to be funded by internally generated funds. At June 30, 2000, current liabilities include $35.0 million of KPP mortgage notes due in June 2001. KPP management expects to refinance the mortgage notes prior to maturity with long-term bank financing or through a public unit offering.

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

                      None.



                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                      KANEB SERVICES, INC.
                                      (Registrant)


Date:  August 14, 2000                    //s//
                                      -----------------------------------------
                                      Michael R. Bakke
                                      Controller