Form 10-Q
period 2000-09-30
KANEB SERVICES INC
filed 2000-11-14
CIK 54441

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

For the Quarterly Period                                        Commission File
Ended September 30, 2000                                        Number 001-05083

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

Class of Common Stock                            Outstanding at November 1, 2000
   No par value                                         31,146,660 shares

KANEB SERVICES, INC. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
                                                                        Page No.
                           Part I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income - Three and Nine Months
             Ended September 30, 2000 and 1999                            1

          Condensed Consolidated Balance Sheets - September 30, 2000
             and December 31, 1999                                        2

          Condensed Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 2000 and 1999                     3

          Notes to Consolidated Financial Statements                      4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations               11

                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                               18

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------  --------------    -------------  --------------
Revenues:
     Services                                        $      69,373  $       69,409    $     200,230  $      201,679
     Products                                               99,448          64,871          285,869         154,908
                                                     -------------   -------------    -------------  --------------
                                                           168,821         134,280          486,099         356,587
                                                     -------------   -------------    -------------  --------------
Costs and expenses:
     Operating costs                                        44,242          45,786          133,367         137,840
     Cost of sales                                          98,254          63,158          280,367         150,632
     Depreciation and amortization                           4,775           4,682           14,122          13,745
     General and administrative                              1,013           1,403            3,779           3,788
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses                          148,284         115,029          431,635         306,005
                                                     -------------   -------------    -------------  --------------
Operating income                                            20,537          19,251           54,464          50,582

Other income                                                   463             225              908             672
Interest expense                                            (4,308)         (4,214)         (12,660)        (13,538)
Amortization of excess of cost over fair
   value of net assets of acquired businesses                 (548)           (551)          (1,644)         (1,617)
                                                     -------------   -------------    -------------  --------------

Income before  gain on issuance of units by KPP,
   income  taxes and  interest of outside
   non-controlling partners in KPP's net income             16,144          14,711           41,068          36,099
Gain on issuance of units by KPP                              -             16,764             -             16,764
Income tax expense                                          (1,688)         (6,320)          (5,577)         (6,685)
Interest of outside non-controlling
   partners in KPP's net income                             (9,871)         (9,608)         (25,195)        (24,310)
                                                     -------------   -------------    -------------  --------------

Net income                                                  4,585           15,547           10,296          21,868
Dividends applicable to preferred stock                       127              124              393             346
                                                     -------------   -------------    -------------  --------------
Net income applicable to common stock                $       4,458   $      15,423    $       9,903  $       21,522
                                                     =============   =============    =============  ==============

Earnings per common share:
   Basic                                             $         .14   $         .49    $         .32  $          .68
                                                     =============   =============    =============  ==============
   Diluted                                           $         .14   $         .47    $         .31  $          .66
                                                     =============   =============    =============  ==============




                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                     September 30,  December 31,
                                                          2000         1999
                                                       ----------   ---------
                                                      (Unaudited)
                   ASSETS
Current assets:
     Cash and cash equivalents                         $  29,777    $  20,766
     Accounts receivable, trade                           75,925       66,991
     Inventories                                          19,909       18,063
     Prepaid expenses and other current assets            12,555       14,957
                                                       ---------    ---------
        Total current assets                             138,166      120,777
                                                       ---------    ---------

Property and equipment                                   485,796      470,351
Less accumulated depreciation and amortization           153,339      142,207
                                                       ---------    ---------
     Net property and equipment                          332,457      328,144
                                                       ---------    ---------
Investment in affiliate                                   22,168       21,978

Excess of cost over fair value of net assets
     of acquired businesses                               61,288       62,657

Deferred tax assets                                       18,143       22,754
Other assets                                               3,423        4,005
                                                       ---------    ---------
                                                       $ 575,645    $ 560,315
                                                       =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt (including
         $48,000 of KPP debt at September 30, 2000)    $  49,991    $   2,471
     Accounts payable                                     22,092       20,146
     Accrued expenses                                     39,913       41,170
                                                       ---------    ---------
         Total current liabilities                       111,996       63,787
                                                       ---------    ---------

Long-term debt, less current portion:
    Pipeline and terminaling services                    117,101      155,987
    Product marketing services                            16,347       11,041
    Industrial services                                   17,704       20,557
     Parent company                                       23,666       23,666
                                                       ---------    ---------
         Total long-term debt, less current portion      174,818      211,251
                                                       ---------    ---------

Deferred income taxes and other liabilities                9,999       10,791

Interest of outside non-controlling partners in KPP      121,642      124,820

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                    5,792        5,792
     Common stock, without par value                       4,250        4,249
     Additional paid-in-capital                          197,187      197,313
     Treasury stock, at cost                             (31,440)     (30,278)
     Accumulated deficit                                 (15,235)     (25,138)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment          (3,364)      (2,272)
                                                       ---------    ---------
         Total stockholders' equity                      157,190      149,666
                                                       ---------    ---------
                                                       $ 575,645    $ 560,315
                                                       =========    =========

                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                 Nine Months Ended
                                                                   September 30,
                                                               --------------------
                                                                 2000        1999
                                                               --------    --------
Operating activities:
   Net income                                                  $ 10,296    $ 21,868
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Equity in earnings of affiliate, net of distributions      (285)     (2,515)
        Interest of outside non-controlling partners in KPP      25,195      24,310
        Gain on issuance of units by KPP                           --       (16,764)
        Amortization of excess of cost over fair
          value of net assets of acquired businesses              1,644       1,617
        Deferred income taxes                                     5,066       7,480
        Depreciation and amortization                            14,122      13,745
        Changes in other liabilities                             (1,525)       --
        Changes in working capital components                    (7,689)     (8,817)

         Net cash provided by operating activities               46,824      40,924
                                                               --------    --------

Investing activities:
   Capital expenditures                                          (8,509)    (13,183)
   Acquisitions, net of cash acquired                           (12,332)    (48,439)
   Change in other assets, net                                   (1,137)     (2,882)
                                                               --------    --------
         Net cash used in investing activities                  (21,978)    (64,504)
                                                               --------    --------

Financing activities:
   Issuance of debt                                              22,619      55,480
   Payments on debt                                              (9,024)    (57,491)
   Distributions to outside non-controlling partners in KPP     (27,750)    (26,175)
   Preferred stock dividends                                       (393)       (346)
   Common stock issued                                              243         233
   Purchase of treasury stock                                    (1,530)       --
   Net proceeds from issuance of units by KPP                      --        65,574
                                                               --------    --------
         Net cash provided by (used in) financing activities    (15,835)     37,275
                                                               --------    --------

Increase in cash and cash equivalents                             9,011      13,695
Cash and cash equivalents at beginning of period                 20,766       9,134
                                                               --------    --------
Cash and cash equivalents at end of period                     $ 29,777    $ 22,829
                                                               ========    ========

Supplemental cash flow information:
   Cash paid for interest                                      $ 14,185    $ 12,401
                                                               ========    ========
   Cash paid for income taxes                                  $  1,624    $    956
                                                               ========    ========



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of Kaneb Services, Inc. and its subsidiaries (the "Company") for the three and nine month periods ended September 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2000 and the consolidated results of operations and cash flows for the periods ended September 30, 2000 and 1999. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


2.   ACQUISITION BY KPP

     On February 1, 1999, Kaneb Pipe Line Partners, L.P. ("KPP") acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed by term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public offering of KPP units (see
     Note 3). The remaining portion ($24.1 million) is due in January 2002.


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


4.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows:

                                                          Three Months Ended                Nine Months Ended
                                                               September 30,                 September 30,
                                                     -----------------------------    ------------------------------
                                                          2000            1999             2000           1999
                                                     -------------   -------------    -------------  ---------------
                                                                             (in thousands)

     Net income                                      $       4,585   $      15,547    $      10,296  $       21,868
     Other comprehensive income (loss)
        - foreign currency translation
        adjustment                                            (509)              3           (1,092)           (522)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income                            $       4,076   $      15,550    $       9,204  $       21,346
                                                     =============   =============    =============  ==============

5.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                                           Weighted
                                                                            Average
                                                           Net              Common             Per-Share
                                                         Income             Shares              Amount
                                                     ------------       --------------      -------------
       Three Months Ended September 30, 2000
           Net income                                $      4,585
           Dividends applicable to preferred stock           (127)
                                                     ------------

           Basic earnings per share -
              Income applicable to common stock             4,458               31,138      $         .14
                                                                                            =============

           Effect of dilutive securities -
              Common stock options and DSUs                  -                   1,108
                                                     -------------      --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised     $       4,458               32,246     $         .14
                                                     =============      ===============     =============

       Three Months Ended September 30, 1999
           Net income                                $      15,547
           Dividends applicable to preferred stock            (124)
                                                     -------------

           Basic earnings per share -
              Income applicable to common stock             15,423               31,465     $         .49
                                                                                            =============

           Effect of dilutive securities -
              Common stock options and DSUs                   -                   1,135
                                                      -------------      --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised     $       15,423              32,600     $         .47
                                                     ==============      ==============     =============

       Nine Months Ended September 30, 2000
           Net income                                $       10,296
           Dividends applicable to preferred stock             (393)
                                                     --------------

           Basic earnings per share -
              Income applicable to common stock               9,903              31,183     $         .32
                                                                                            =============

           Effect of dilutive securities -
              Common stock options and DSUs                    -                  1,202
                                                     --------------      --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised     $       9,903               32,385     $         .31
                                                     =============       ==============     =============

       Nine Months Ended September 30, 1999
           Net income                                $      21,868
           Dividends applicable to preferred stock            (346)
                                                     -------------

           Basic earnings per share -
              Income applicable to common stock             21,522               31,439     $         .68
                                                                                            =============

           Effect of dilutive securities -
              Common stock options and DSUs                   -                   1,101
                                                     -------------       --------------

           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised     $       21,522              32,540     $         .66
                                                     ==============      ==============     =============


     Options to purchase 237,597 and 68,501 shares of common stock at weighted average prices of $5.27 and $5.14, were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.


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

     At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas County Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST transaction. The Judge also awarded attorney fees to Grace.

     While the judgment means that the subsidiaries have no obligation to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, KPP's subsidiaries have filed an appeal of the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

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

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment.

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                     -----------------------------    ------------------------------
                                                          2000            1999             2000           1999
                                                     -------------   -------------    -------------  ---------------
                                                                             (in thousands)
     Business segment revenues:
        Pipeline and terminaling services            $      41,051   $      41,573    $     116,169  $      117,589
        Product marketing services                          94,007          59,776          271,493         142,316
        Information technology services                     10,025           9,488           27,389          24,058
        Industrial services                                 23,738          23,443           71,048          72,624
                                                     -------------   -------------    -------------  --------------
                                                     $     168,821   $     134,280    $     486,099  $      356,587
                                                     =============   =============    =============  ==============
     Pipeline and terminaling services segment
      revenues:
        Pipeline operations                          $      19,567   $      18,708    $      52,298  $       50,054
        Terminaling operations                              21,484          22,865           63,871          67,535
                                                     -------------   -------------    -------------  --------------
                                                     $      41,051   $      41,573    $     116,169  $      117,589
                                                     =============   =============    =============  ==============
     Industrial services segment
       revenues:
        Underpressure services                       $       9,929   $       9,230    $      29,546  $       28,455
        Turnaround services                                 11,478          11,265           34,269          34,790
        Other services                                       2,331           2,948            7,233           9,379
                                                     -------------   -------------    -------------  --------------
                                                     $      23,738   $      23,443    $      71,048  $       72,624
                                                     =============   =============    =============  ==============

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                     -----------------------------    ------------------------------
                                                          2000            1999             2000           1999
                                                     -------------   -------------    -------------  ---------------
                                                                             (in thousands)
     Business segment profit:
        Pipeline and terminaling services            $      17,438   $      17,429    $      45,268  $       47,995
        Product marketing services                             428             559            3,067           1,251
        Information technology services                      1,192           2,065            3,530           4,143
        Industrial services                                  2,493             601            6,379             981
        General corporate                                   (1,014)         (1,403)          (3,780)         (3,788)
                                                     -------------   -------------    -------------  --------------
           Operating income                                 20,537          19,251           54,464          50,582
        Other income                                           463             225              908             672
        Interest expense                                    (4,308)         (4,214)         (12,660)        (13,538)
        Amortization of excess of cost
           over fair value of net assets
           of acquired businesses                             (548)           (551)          (1,644)         (1,617)
                                                     -------------   -------------    -------------  --------------
        Income before gain on issuance of
           units by KPP, income taxes and
           interest of outside non-controlling
           partners in KPP's net income              $      16,144   $      14,711    $      41,068  $       36,099
                                                     =============   =============    =============  ==============

                                                                                       September 30,   December 31,
                                                                                           2000           1999
                                                                                      -------------  --------------
     Total assets:
        Pipeline and terminaling services                                             $     375,096  $      366,935
        Product marketing services                                                           38,141          28,101
        Information technology services                                                      16,678          17,911
        Industrial services                                                                 104,716         108,094
        General corporate                                                                    41,014          39,274
                                                                                      -------------  --------------
                                                                                      $     575,645  $      560,315
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

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2000            1999             2000           1999
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Revenues                                        $      41,051   $      41,573    $     116,169  $      117,589
                                                     =============   =============    =============  ==============
     Operating income                                $      17,438   $      17,429    $      45,268  $       47,995
                                                     =============   =============    =============  ==============
     Capital expenditures,
         excluding acquisitions                      $       3,551   $       7,169    $       6,434  $       11,243
                                                     =============   =============    =============  ==============


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

     For the three months ended September 30, 2000, revenues for the Pipeline and Terminaling business decreased by $0.5 million, when compared to 1999, due to a $1.4 million decrease in revenues in the terminaling business, partially offset by a $0.9 million increase in pipeline revenues, when compared to the same 1999 period. The $1.4 million decrease in Pipeline and Terminaling revenues for the nine months ended September 30, 2000 is due to a $3.7 million decrease in revenues in the terminaling business, partially offset by a $2.3 million increase in the pipeline revenues, when compared to 1999. For the three and nine month periods ended September 30, 2000, terminaling revenue increases resulting from the United Kingdom and other 1999 acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions. Average annual tankage utilized for the nine months ended September 30, 2000 decreased to 20.8 million barrels, down from 22.5 million barrels for the comparable prior year period, primarily the result of unusually high utilization at KPP's largest petroleum storage facility in 1999. For the nine months ended September 30, 2000, average annualized revenues per barrel of tankage utilized increased to $4.09 per barrel, compared to $4.00 per barrel for the same prior year period, the result of the storage of a higher proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products. Pipeline revenue increases for the three and nine month periods ended September 30, 2000 are due to an overall increase in short-haul volumes shipped. Barrel miles totaled 4.7 billion and 5.1 billion for the three months ended September 30, 2000 and 1999, respectively, and 13.1 billion and 13.7 billion for the nine months ended September 30, 2000 and 1999, respectively.

     Pipeline and Terminaling operating income remained flat for the quarter ended September 30, 2000, compared to 1999, due to a $0.2 million increase in pipeline operating income, offset by a $0.2 million decrease in terminaling operating income. For the nine month period ended September 30, 2000, operating income decreased by $2.7 million, compared to 1999, due to a $3.3 million decrease in terminaling operating income and a $0.6 million increase in pipeline operating income. The decrease in terminaling operating income for the three and nine month periods is a result of the decrease in tank utilization. The increase in pipeline operating income for the three and nine month periods is due to the increase in short-haul volumes shipped.

     The interest of outside non-controlling partners in KPP's net income was $9.9 million and $9.6 million for the three month periods ended September 30, 2000 and 1999, and $25.2 million and $24.3 million for the nine month periods ended September 30, 2000 and 1999, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $27.8 million and $26.2 million for the nine month periods ended September 30, 2000 and 1999, respectively.

     Capital expenditures of $3.6 million and $6.4 million for the three and nine months ended September 30, 2000, relate to the maintenance of existing operations. Routine maintenance capital expenditures for 2000 are currently estimated to be between $8 million and $12 million.

     Product Marketing Services

     The Company's petroleum products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.

                                                       Three Months Ended                 Nine Months Ended
                                                           September 30,                    September 30,
                                                   ---------------------------      -----------------------------
                                                      2000             1999            2000              1999
                                                   -----------     -----------      -----------     -------------
                                                                          (in thousands)

     Revenues                                      $    94,007     $    59,776      $   271,493     $     142,316
                                                   ===========     ===========      ===========     =============

     Operating income                              $       428     $       559      $     3,067     $       1,251
                                                   ===========     ===========      ===========     =============


     For the three and nine month periods ended September 30, 2000, revenues increased by $34.2 million, or 57%, and $129.2 million or 91%, respectively, when compared to the same 1999 periods, due to an increase in both sales volumes and sales price. Total gallons sold increased to 99 million for the three months ended September 30, 2000, compared to 90 million in 1999, and to 296 million for the nine months ended September 30, 2000, compared to 250 million in 1999, due to a combination of increasing the number of terminals through which products are sold and increasing volumes at existing locations. The average price realized per gallon of product sold totaled $0.95 and $0.66 for the three months ended September 30, 2000 and 1999, respectively, and $0.92 and $0.57 for the nine months ended September 30, 2000 and 1999, respectively, due to changes in market conditions resulting from sharp price fluctuations over short periods of time in the segment's operating area.

     For the three months ended September 30, 2000, operating income decreased by $0.1 million, or 23%, when compared to 1999, due to an overall decrease in the gross margin also resulting from third quarter 2000 price fluctuations. For the nine months ended September 30, 2000, operating income increased $1.8 million, or 145%, when compared to 1999, due to an overall increase in the gross margin also resulting from sharp price fluctuations, primarily in the second quarter of 2000.

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

                                                        Three Months Ended               Nine Months Ended
                                                           September 30,                    September 30,
                                                   ---------------------------      -----------------------------
                                                      2000             1999            2000              1999
                                                   -----------     -----------      -----------     -------------
                                                                          (in thousands)

     Revenues                                      $    10,025     $     9,488      $    27,389     $      24,058
                                                   ===========     ===========      ===========     =============

     Operating income                              $     1,192     $     2,065      $     3,530     $       4,143
                                                   ===========     ===========      ===========     =============

     On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.

     For the three and nine month periods ended September 30, 2000, revenues increased by $0.5 million, or 6%, and $3.3 million, or 14%, respectively, when compared to the same 1999 periods, due to increases in services revenues and computer hardware sales to government agencies. Operating income for the three and nine month periods decreased by $0.9 million, or 42%, and $0.6 million, or 15%, respectively, when compared to 1999, due primarily to the recognition of $0.8 million of non-recurring income in the third quarter of 1999 resulting from the favorable resolution of certain contract issues.

     Industrial Services


     This business segment provides specialized industrial services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

                                                      Three Months Ended               Nine Months Ended
                                                          September 30,                    September 30,
                                                   ---------------------------      ------------------------------
                                                      2000             1999            2000              1999
                                                   -----------     -----------      -----------     --------------
                                                                          (in thousands)
     Revenues:
         United States                             $     8,102     $     6,506      $    24,834     $       22,012
         Europe                                         13,534          14,262           39,156             42,173
         Asia-Pacific                                    2,102           2,675            7,058              8,439
                                                   -----------     -----------      -----------     --------------
         Total revenues                            $    23,738     $    23,443      $    71,048     $       72,624
                                                   ===========     ===========      ===========     ==============

     Operating income:
         United States                             $       448     $      144       $     1,932     $          592
         Europe                                          2,299          1,347             4,796              2,661
         Asia-Pacific                                       91            151               586                570
         Headquarters                                     (345)          (292)             (935)            (1,035)
                                                   -----------     ----------       -----------     --------------
         Operating income before
              severance and other costs                  2,493          1,350             6,379              2,788
         Severance and other costs                         -             (749)              -               (1,807)
                                                   -----------     ----------       -----------     --------------
         Total operating income                    $     2,493     $      601       $     6,379     $          981
                                                   ===========     ==========       ===========     ==============
     Capital expenditures,
         excluding acquisitions                    $       700     $      694       $     1,643     $        1,665
                                                   ===========     ==========       ===========     ==============

     For the three and nine month periods ended September 30, 2000, revenues for the Industrial Services segment increased by $0.3 million and decreased by $1.6 million, respectively, when compared to the same 1999 periods. The increase in revenues for the three months ended September 30, 2000 is due to increases in underpressure and turnaround services in the United States, partially offset by an overall decrease in revenues in Continental Europe and the Asia-Pacific region. The decrease in revenues for the nine months ended September 30, 2000 is the result of decreases in Continental Europe and Asia-Pacific more than offsetting overall gains achieved in the United States. In the United States, revenues increased by 25% and 13%, respectively, for the three and nine month periods ended September 30, 2000, compared to the same periods in 1999, due to improvements in underpressure and turnaround services. In Europe, revenues decreased by 5% and 7%, respectively, for the three and nine month periods ended September 30, 2000, due primarily to devaluations of European currencies and decreases in turnaround and other services in Continental Europe, which more than offset increased business levels in the United Kingdom. Asia-Pacific revenues decreased by 21% and 16%, respectively, for the three and nine month periods ended September 30, 2000, when compared to 1999, due also to decreases in turnaround and other services.

     Overall, Industrial Services operating income, before severance and other costs, increased by $1.1 million and $3.6 million for the three and nine months ended September 30, 2000, respectively, when compared to the same 1999 periods, due to improved general market conditions in the United States and Europe and overall operating efficiencies realized as a result of streamlining the segment's workforce in 1999 to match the market conditions in each of the operating regions. Severance and other costs incurred and paid in 1999 were the result of the streamlining effort.


     Income Taxes

     In the fourth quarter of 1999, the Company recognized $37.1 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence supported by recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs ($67.4 million expires in 2002), among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods (2000 to 2007) and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the 1999 recognition of expected future income tax benefits, the results of operations for the three and nine month periods ended September 30, 2000 reflects (and subsequent periods will reflect) a full effective tax rate provision.

     Income tax expense for the three and nine months ended September 30, 2000 include benefits of $0.6 million and $0.7 million, respectively, compared to $0.9 million and $1.9 million, respectively, for the three and nine months ended September 30, 1999, relating to favorable developments pertaining to the resolution of certain state and foreign income tax issues.


     Liquidity and Capital Resources

     During  the  first  nine  months of 2000,  the  Company's  working  capital
     requirements   for   operations   and   capital   expenditures   (excluding
     acquisitions) were funded through the use of internally generated funds.

     Cash provided by operations was $46.8 million and $40.9 million for the nine months ended September 30, 2000 and 1999, respectively. Capital expenditures (excluding acquisitions) were $8.5 million for the nine months ended September 30, 2000, compared to $13.2 million in 1999. Routine maintenance capital expenditures in 2000 are expected to be funded by internally generated funds. At September 30, 2000, current liabilities include $35.0 million of KPP mortgage notes due in June 2001 and $13.0 of bank debt due in January 2001. KPP management expects to refinance the mortgage notes and bank debt prior to maturity with long-term bank financing or through a public debt or unit offering.

     On September 22, 2000, KPP entered into a definitive agreement to acquire Shore Terminals LLC, the owner of seven terminals with a total tankage capacity of approximately 7.8 million barrels, for $106 million in cash and 2 million partnership units. The cash portion of the purchase price will be funded with long-term KPP bank financing. Four of the terminals are located in California, with the remaining three being located in Washington, Oregon and Nevada. The closing of the acquisition, which is subject to certain regulatory approvals, is expected to occur in late December or early January 2001.

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


     Recent Accounting Pronouncement

     The Company has assessed the reporting and disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments which are considered hedges, will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001. Currently the Company is not a party to any derivative contracts, and does not anticipate that adoption will have a material effect on the Company's results of operations or financial position.

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



                                             KANEB SERVICES, INC.
                                             (Registrant)


Date:  November 14, 2000                             //s//
                                            ------------------------------------
                                            Michael R. Bakke
                                            Controller