Form 10-K/A
period 1999-12-31
KANEB SERVICES INC
filed 2001-02-09
CIK 54441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1999

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

                                EXPLANATORY NOTE


         On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and administrative charges against earnings. The Company's 1999 consolidated financial statements have been restated to reflect a non-cash charge against earnings of $4.9 million for the estimated redemption value of the Series F Preferred Stock. Since this is an exchange for common stock, these cumulative charges against earnings will be offset on the effective date of the exchange by an equal increase in stockholder's equity and, as a result, the ultimate net effect on stockholder's equity will be the same under either treatment. See Note 1 to the consolidated financial statements.

         Except for changes in the references to the footnotes to the consolidated financial statements included in Items 1 and 2 of Part I, and the effects on Items 6, 7 and 8 of Part II, Item 14 of Part IV, and Exhibits 23 and 27 for the restatement entry, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.



                                     PART I

Item 1.    Business

GENERAL

         The Company conducts its principal businesses in four industry segments: (i) pipeline and terminaling, (ii) product marketing, (iii) information services and (iv) specialized industrial services. The pipeline and terminaling and product marketing segments operate through a wholly-owned subsidiary of the Company, Kaneb Pipe Line Company. The information services and industrial services segments operate through the wholly-owned subsidiaries of Kaneb Information Services, Inc. and Furmanite Worldwide, Inc., respectively. Kaneb Pipe Line Company ("KPL") operates and manages refined petroleum products pipeline transportation systems and petroleum products and specialty liquids terminal storage and pipeline facilities for the benefit of Kaneb Pipe Line Partners, L.P. ("KPP" or the "Partnership"), which owns such systems and facilities through its subsidiaries. See "Pipeline and Terminaling Services." KPL also conducts product marketing activities through another wholly-owned subsidiary. Acquired by KPL in March 1998, this business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions and in California. See "Product Marketing Services." Kaneb Information Services, Inc. is engaged in the information management services industry through its wholly-owned subsidiaries, which offer products and services that, among other functions, provide consulting services and computer hardware to federal and state governmental agencies and private sector customers, provide consulting services to hospitals and hospital networks implementing telemedicine systems and enable financial institutions to monitor the insurance coverage of their loan collateral. See "Information Services." Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized industrial services, including underpressure leak sealing, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Continental Europe, North America, Latin America and Asia-Pacific.
See "Industrial Services."

     Kaneb Services, Inc. was incorporated in Delaware on January 23, 1953. The Company conducts its business through the subsidiaries identified above, among others. Kaneb's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (972) 699-4000.


OPERATING SEGMENTS

         Financial information regarding Kaneb's operating segments and foreign operations is presented under the caption "Business Segment Data" in Note 12 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.

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

         Furmanite serves its customers from its Houston, Texas worldwide headquarters and maintains a strong presence in the United Kingdom, continental Europe and the Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Charlotte, Chicago, Houston, Merrillville, Cherryhill and Salt Lake City. Furmanite's worldwide strength is further supported by offices currently located in Australia (6 offices), Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom (6 locations) and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 1999 were 30% for the United States, 59% for Europe and 11% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Company's consolidated financial statements.

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


Item 2.    Properties

         The properties owned or utilized by Kaneb and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of Kaneb and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Note 11 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

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


Item 6.  Summary Historical Financial Data

         The following selected financial data (in thousands, except per share amounts) is derived from Kaneb's consolidated financial statements, as restated (see Note 1 to the consolidated financial statements). The information below should be read in conjunction with the Company's consolidated financial statements and related notes thereto included elsewhere in this report. Kaneb has not declared a dividend on its Common Stock for any of the periods presented.

                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              1999          1998           1997            1996           1995
                                           ----------     ---------      ----------     ----------      ----------
                                            (Restated)
Income Statement Data:
Revenues............................       $  505,759     $ 375,857      $  236,936     $  228,861      $  212,062
                                           ==========     =========      ==========     ==========      ==========
Operating income....................       $   63,376     $  61,312      $   58,660     $   53,815      $   43,465
                                           ==========     =========      ==========     ==========      ==========
Income before benefit of recognizing
   tax loss carryforwards (change in
   valuation allowance) and gain on
   sale or issuance of units by KPP.       $   11,391     $  13,576      $   10,643     $    7,024      $    5,024
Benefit of recognizing tax loss
   carryforwards (change in
   valuation allowance).............           37,124           -               -              -              -
Gain on sale or issuance of units
   by KPP, net of deferred income
   taxes ...........................           10,394           -               -              -            54,157
                                           ----------     ---------      ----------     ----------      ----------
     Net income.....................       $   58,909     $  13,576      $   10,643     $    7,024      $   59,181
                                           ==========     =========      ==========     ==========      ==========
Per Share Data:
Earnings per common share:
   Basic............................       $     1.86     $     .41      $      .31     $      .19      $    1.72
                                           ==========     =========      ==========     ==========      =========
   Diluted..........................       $     1.79     $     .40      $      .30     $      .19      $    1.59
                                           ==========     =========      ==========     ==========      =========
Cash Flow Data - Net cash provided
   by operating activities..........       $   50,084     $  54,206     $    55,120     $   48,628      $   39,964
Balance Sheet Data:
Cash and cash equivalents...........       $   20,766     $   9,134      $   23,025     $   23,693      $   30,389
Working capital.....................           56,990         5,632          20,423         20,033          16,302
Total assets........................          560,315       448,045         402,273        404,691         409,827
Long-term debt......................          211,251       196,958         181,052        186,544         191,846
Stockholders' equity (a)............          144,803        87,445          78,447         75,366          69,022

(a) See Note 9 to the Company's Consolidated Financial Statements for a discussion of the Company's Series A Preferred Stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the consolidated financial statements of Kaneb and notes thereto included elsewhere in this report. As discussed in the explanatory note at the front of this report, and also in Note 1 to the consolidated financial statements, the Company has restated its financial results for the year ended December 31, 1999. The following discussion has been revised to reflect the results of such restatement.

Consolidated Results of Operations

                                                                              (in millions)
                                                              -----------------------------------------
                                                                   1999           1998           1997
                                                              -----------    -----------      ---------
                                                               (Restated)

Consolidated revenues.....................................    $     505.8    $     375.9      $   236.9
Consolidated operating income.............................    $      63.4    $      61.3      $    58.7
Consolidated income before benefit of recognizing tax loss
   carryforwards (change in valuation allowance) and gain
   on issuance of units by KPP, net of deferred income
   taxes..................................................    $      11.4    $      13.6      $    10.6
Consolidated net income...................................    $      58.9    $      13.6      $    10.6
Consolidated capital expenditures, excluding acquisitions.    $      17.3    $      12.3      $    13.0


         For the year ended December 31, 1999, consolidated revenues increased $129.9 million, or 35%, when compared to 1998, largely from a $98.1 million increase in revenues from the products marketing business acquired in late March of 1998. In addition, revenues from the pipeline and terminaling operations and the information services business increased by $32.2 million and $16.7 million, respectively, in 1999, partially offset by a 1999 decrease in industrial services revenues of $17.0 million. Consolidated operating income in 1999 increased by $2.1 million, or 3%, with significant improvements achieved in the pipeline and terminaling and the information services businesses, partially offset by $4.9 million of non-cash corporate general and administrative expense resulting from an increase in the estimated redemption value of the Company's Series F preferred stock (see Note 1 to the Company's consolidated financial statements).

         Consolidated income before the benefit of recognizing tax loss carryforwards (change in valuation allowance) and the gain on issuance of units by KPP, net of deferred income taxes, decreased $2.2 million, or 16%, for the year ended December 31, 1999, compared to the same 1998 period. 1999 consolidated net income includes a gain of $10.4 million, net of deferred income taxes, resulting from the issuance of units by KPP (See "Liquidity and Capital Resources") and $37.1 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income (See "Income Taxes"). Consolidated net income, including these items, was $58.9 million for the year ended December 31, 1999.

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

                                                                              (in millions)
                                                              -----------------------------------------
                                                                 1999           1998             1997
                                                              -----------    -----------      ---------
Revenues...............................................       $     158.0    $     125.8      $   121.2
                                                              ===========    ===========      =========
Operating income ......................................       $      64.3    $      55.1      $    53.4
                                                              ===========    ===========      =========
Capital expenditures, excluding acquisitions...........       $      14.6    $       9.4      $    10.6
                                                              ===========    ===========      =========

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

                                                         (in millions)
                                                  --------------------------
                                                     1999             1998
                                                  ---------        ---------
Revenues.......................................   $   212.3        $   114.2
                                                  =========        =========
Operating income ..............................   $     1.5        $     0.9
                                                  =========        =========

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

                                                                              (in millions)
                                                              -----------------------------------------
                                                                 1999           1998             1997
                                                              -----------    -----------      ---------
Revenues...............................................       $      37.4    $      20.7      $     7.6
                                                              ===========    ===========      =========
Operating income ......................................       $       5.6    $       3.7      $     2.7
                                                              ===========    ===========      =========
Capital expenditures, excluding acquisitions...........       $       0.4    $       0.3      $     0.3
                                                              ===========    ===========      =========

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

                                                                              (in millions)
                                                              -----------------------------------------
                                                                 1999           1998           1997
                                                              -----------    -----------    -----------
Revenues:
     United States.....................................       $      29.8    $      35.5    $      33.7
     Europe............................................              57.3           68.1           66.4
     Asia-Pacific......................................              11.0           11.5            8.1
                                                              -----------    -----------    -----------
                                                              $      98.1    $     115.1    $     108.2
                                                              ===========    ===========    ===========
Operating income:
     United States.....................................       $       1.0    $       1.7    $       1.8
     Europe............................................               3.3            5.5            6.1
     Asia-Pacific......................................                .5            1.0            1.1
     Headquarters......................................              (1.2)          (1.5)          (1.6)
                                                              -----------    -----------    -----------
       Operating income before severance and other costs              3.6            6.7            7.4
       Severance and other costs.......................              (1.8)           -              -
                                                              -----------    -----------    -----------
       Operating income                                       $       1.8    $       6.7    $       7.4
                                                              ===========    ===========    ===========
Capital expenditures, excluding acquisitions...........       $       2.3    $       2.6    $       2.0
                                                              ===========    ===========    ===========

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

       Reports of Independent Accountants...............................  F - 1

       Financial Statements of Kaneb Services, Inc., and Subsidiaries:

         Consolidated Statements of Income - Years  Ended
            December 31, 1999, 1998 and 1997............................  F - 3

         Consolidated Balance Sheets - December 31, 1999 and 1998.......  F - 4

         Consolidated Statements of  Cash Flows - Years Ended
            December 31, 1999, 1998 and 1997............................  F - 5

         Consolidated Statements of Changes in Stockholders'
            Equity - Years Ended December 31, 1999, 1998 and 1997.......  F - 6

       Notes to Consolidated Financial Statements.......................  F - 7


(a)(2) Financial Statement Schedules

       Set forth are the financial statement schedules appearing in this report.

       Schedule I - Kaneb Services, Inc. (Parent Company)
       Condensed Financial Statements:

         Statements of Income - Years Ended December 31, 1999,
            1998 and 1997...............................................  F - 27

         Balance Sheets - December 31, 1999 and 1998....................  F - 28

         Statements of Cash Flows - Years Ended
            December 31, 1999, 1998 and 1997............................  F - 29

       Schedule II - Kaneb Services, Inc. Valuation and Qualifying Accounts -
         Years Ended December 31, 1999, 1998 and 1997...................  F - 30

Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.


(a)(3)   List of Exhibits

23       Consent of independent accountant KPMG LLP , filed herewith.

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

The  accompanying  consolidated  financial  statements  and financial  statement
Schedule I as of and for the year ended December 31, 1999 have been restated as discussed in Note 1 of the consolidated financial statements.


KPMG LLP
Dallas, Texas
February 25, 2000, except as
  to Note 1, which is as of
  February 7, 2001

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


PRICEWATERHOUSECOOPERS LLP
Dallas, Texas
February 19, 1998

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     1999              1998               1997
                                                               --------------     --------------    ---------------
                                                                  (Restated)
Revenues:
    Services...............................................    $  271,504,000     $  250,225,000    $   236,936,000
    Products...............................................       234,255,000        125,632,000              -
                                                               --------------     --------------    ---------------
      Total revenues.......................................       505,759,000        375,857,000        236,936,000
                                                               --------------     --------------    ---------------
Costs and expenses:
    Operating costs........................................       185,375,000        171,742,000        156,654,000
    Cost of sales..........................................       228,383,000        121,509,000              -
    Depreciation and amortization..........................        18,818,000         16,203,000         16,715,000
    General and administrative.............................         9,807,000          5,091,000          4,907,000
                                                               --------------     --------------    ---------------
      Total costs and expenses.............................       442,383,000        314,545,000        178,276,000
                                                               --------------     --------------    ---------------

Operating income...........................................        63,376,000         61,312,000         58,660,000

Interest income............................................           750,000            189,000            533,000
Other income (expense).....................................            21,000            679,000           (696,000)
Interest expense...........................................       (17,695,000)       (15,714,000)       (15,531,000)
Amortization of excess of cost over fair
    value of net assets of acquired businesses.............        (2,172,000)        (1,948,000)        (1,879,000)
                                                               --------------     --------------    ---------------

Income before interest of outside non-controlling  partners
    in KPP's net income, gain on issuance of units by KPP
    and income taxes.......................................        44,280,000         44,518,000         41,087,000

Gain on issuance of units by KPP...........................        16,764,000                -                 -
Income tax benefit (expense)...............................        31,344,000         (1,768,000)        (2,789,000)
Interest of outside non-controlling partners
    in KPP's net income....................................       (33,479,000)       (29,174,000)       (27,655,000)
                                                               --------------     --------------    ---------------

Net income.................................................        58,909,000         13,576,000         10,643,000
Dividends applicable to preferred stock....................           487,000            508,000            538,000
                                                               --------------     --------------    ---------------
Net income applicable to common stock......................    $   58,422,000     $   13,068,000    $    10,105,000
                                                               ==============     ==============    ===============

Earnings per common share:
    Basic..................................................    $         1.86     $          .41    $           .31
                                                               ==============     ==============    ===============
    Diluted................................................    $         1.79     $          .40    $           .30
                                                               ==============     ==============    ===============


                See notes to consolidated financial statements.

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   1999                   1998
                                                                              --------------         --------------
                                                                                (Restated)
                                                      ASSETS
Current assets:
   Cash and cash equivalents......................................            $   20,766,000         $    9,134,000
   Accounts receivable, trade (net of allowance for  doubtful
     accounts of $1,532,000 in 1999 and $925,000 in 1998).........                66,991,000             47,540,000
   Inventories....................................................                18,063,000             13,465,000
   Prepaid expenses and other current assets......................                14,957,000              6,615,000
                                                                              --------------         --------------
     Total current assets.........................................               120,777,000             76,754,000
                                                                              --------------         --------------
Property and equipment............................................               470,351,000            411,285,000
Less accumulated depreciation and amortization....................               142,207,000            130,759,000
                                                                              --------------         --------------
   Net property and equipment.....................................               328,144,000            280,526,000
                                                                              --------------         --------------
Investment in affiliate...........................................                21,978,000             21,005,000

Excess of cost over fair value of net assets of acquired
   businesses                                                                     62,657,000             62,521,000
Deferred tax assets...............................................                22,754,000              2,250,000
Other assets......................................................                 4,005,000              4,989,000
                                                                              --------------         --------------
                                                                              $  560,315,000         $  448,045,000
                                                                              ==============         ==============
                                              LIABILITIES AND EQUITY
Current liabilities:
    Short-term and current portion of long-term debt:
     Pipeline and terminaling services............................            $        -             $   10,000,000
     Product marketing services...................................                     -                  2,852,000
     Industrial services..........................................                 2,471,000              2,441,000
                                                                              --------------         --------------
       Total short-term and current portion of long-term debt.....                 2,471,000             15,293,000
   Accounts payable...............................................                20,146,000             14,520,000
   Accrued expenses...............................................                41,170,000             41,309,000
                                                                              --------------         --------------
     Total current liabilities....................................                63,787,000             71,122,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Pipeline and terminaling services..............................               155,987,000            153,000,000
   Product marketing services.....................................                11,041,000                  -
   Industrial services............................................                20,557,000             20,292,000
   Parent company.................................................                23,666,000             23,666,000
                                                                              --------------         --------------
     Total long-term debt, less current portion...................               211,251,000            196,958,000
                                                                              --------------         --------------
Deferred income taxes and other liabilities.......................                15,654,000             15,626,000
Interest of outside non-controlling partners in KPP...............               124,820,000             76,894,000
Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value.............................                 5,792,000              5,792,000
   Common stock, without par value.  Authorized
     60,000,000 shares; issued 36,638,069 shares in 1999 and
     36,554,206 shares in 1998....................................                 4,249,000              4,239,000
   Additional paid-in capital.....................................               197,454,000            197,263,000
   Treasury stock, at cost........................................               (30,278,000)           (29,775,000)
   Other .........................................................                  (141,000)              (141,000)
   Accumulated deficit............................................               (30,001,000)           (88,423,000)
   Accumulated other comprehensive income (loss) -
     foreign currency translation adjustment......................                (2,272,000)            (1,510,000)
                                                                              --------------         --------------
     Total stockholders' equity...................................               144,803,000             87,445,000
                                                                              --------------         --------------
                                                                              $  560,315,000         $  448,045,000
                                                                              ==============         ==============

                See notes to consolidated financial statements.

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   1999               1998                1997
                                                              -------------       -------------     ---------------
                                                                (Restated)
Operating activities:
   Net income ............................................    $  58,909,000       $  13,576,000     $   10,643,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization......................       18,818,000          16,203,000         16,715,000
       Amortization of excess of cost over fair value
         of net assets of acquired businesses.............        2,172,000           1,948,000          1,879,000
       Interest of outside non-controlling partners in KPP       33,479,000          29,174,000         27,655,000
       Increase in the estimated redemption value of Series
         F preferred stock................................        4,863,000                 -                 -
       Gain on issuance of units by KPP...................      (16,764,000)                -                 -
       Deferred income taxes..............................      (29,647,000)            518,000             86,000
       Equity in earnings of affiliate, net of
          distribution....................................       (1,072,000)                -                 -
       Changes in current assets and liabilities:
         Accounts receivable..............................      (17,175,000)        (12,272,000)        (2,111,000)
         Inventories......................................       (4,592,000)         (4,600,000)          (373,000)
         Prepaid expenses and other current assets........       (3,079,000)           (922,000)           674,000
         Accounts payable and accrued expenses............        4,172,000          10,581,000            (48,000)
                                                              -------------       -------------     --------------
     Net cash provided by operating activities............       50,084,000          54,206,000         55,120,000
                                                              -------------       -------------     --------------
Investing activities:
   Capital expenditures...................................      (17,339,000)        (12,256,000)       (13,011,000)
   Acquisitions...........................................      (48,439,000)        (47,947,000)        (4,855,000)
   Increase in other assets, net..........................       (3,504,000)             (8,000)        (1,819,000)
                                                              -------------       -------------     --------------
     Net cash used in investing activities................      (69,282,000)        (60,211,000)       (19,685,000)
                                                              -------------       -------------     --------------
Financing activities:
   Issuance of debt ......................................       62,318,000          40,717,000          8,619,000
   Payments on debt and capital leases ...................      (60,847,000)        (14,912,000)       (12,768,000)
   Distributions to outside non-controlling partners
     in KPP...............................................      (35,426,000)        (28,509,000)       (26,864,000)
   Preferred stock dividends paid.........................         (487,000)           (508,000)          (538,000)
   Common stock issued....................................          253,000             194,000             33,000
   Purchase of treasury stock.............................         (555,000)         (4,868,000)        (4,585,000)
   Net proceeds from issuance of units by KPP.............       65,574,000                 -                 -
                                                              -------------       -------------     --------------
     Net cash provided by (used in) financing activities..       30,830,000          (7,886,000)       (36,103,000)
                                                              -------------       -------------     --------------

Increase (decrease) in cash and cash equivalents..........       11,632,000         (13,891,000)          (668,000)
Cash and cash equivalents at beginning of year............        9,134,000          23,025,000         23,693,000
                                                              -------------       -------------     --------------
Cash and cash equivalents at end of year..................    $  20,766,000       $   9,134,000     $   23,025,000
                                                              =============       =============     ==============


                See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 1 OF 2


                                           Preferred          Common         Additional        Treasury
                                             Stock            Stock        Paid-In Capital       Stock             Other
                                        -------------     -------------    ---------------   -------------    -------------

Balance at January 1, 1997              $   5,792,000     $   4,230,000    $ 197,213,000     $ (20,631,000)   $        -

       Net income for the year.......            -                -                 -                -                 -
       Common stock issued...........            -                4,000           29,000             -                 -
       Purchase of treasury stock ...            -                -                 -           (4,585,000)            -
       Preferred stock dividends
        declared.....................            -                -                 -                -                 -
            adjustment ..............            -                -                 -                -                 -
                                        -------------     ------------     -------------     -------------    -------------
       Comprehensive income
        for the year.................


Balance at December 31, 1997                5,792,000         4,234,000      197,242,000       (25,216,000)            -

        Net income for the year......            -                -                 -                -                 -
        Common stock issued..........            -                5,000           21,000           309,000         (141,000)
        Purchase of treasury stock ..            -                -                 -           (4,868,000)            -
        Preferred stock dividends
        declared.....................            -                -                 -                -                 -
        Foreign currency translation
             adjustment .............            -                -                 -                -                 -
                                        -------------     -------------    -------------     -------------    -------------
        Comprehensive income
        for the year.................

Balance at December 31, 1998                5,792,000         4,239,000      197,263,000       (29,775,000)        (141,000)

        Net income for the year......            -                -                 -                -                 -
        Common stock issued..........            -               10,000          191,000            52,000
        Purchase of treasury stock ..            -                -                 -             (555,000)            -
        Preferred stock dividends
        declared.....................            -                -                 -                -                 -
        Foreign currency translation
             adjustment .............            -                -                 -                -                 -
                                        -------------     -------------    -------------     -------------    -------------
        Comprehensive income
        for the year.................


Balance at December 31, 1999,           $   5,792,000     $   4,249,000    $ 197,454,000     $ (30,278,000)   $    (141,000)
  as restated                           =============     =============    =============     =============    ==============

                 See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 2 OF 2

                                                          Accumulated Other
                                         Accumulated       Comprehensive      Comprehensive
                                           Deficit         Income (Loss)          Income
                                        -------------    ------------------   --------------

Balance at January 1, 1997              $(111,596,000)     $      358,000     $        --

       Net income for the year.......      10,643,000                --          10,643,000
       Common stock issued...........            --                  --                --
       Purchase of treasury stock ...            --                  --                --
       Preferred stock dividends
        declared.....................        (538,000)               --                --
       Foreign currency translation
            adjustment ..............            --            (2,472,000)       (2,472,000)
                                        -------------      --------------     -------------
       Comprehensive income
        for the year.................                                         $   8,171,000
                                                                              =============

Balance at December 31, 1997             (101,491,000)         (2,114,000)             --

        Net income for the year......      13,576,000                --          13,576,000
        Common stock issued..........            --                  --                --
        Purchase of treasury stock ..            --                  --                --
        Preferred stock dividends
        declared.....................        (508,000)               --                --
        Foreign currency translation
             adjustment .............            --               604,000           604,000
                                        --------------     --------------     -------------
        Comprehensive income
        for the year.................                                         $  14,180,000
                                                                              =============

Balance at December 31, 1998               (88,423,000)        (1,510,000)             --

        Net income for the year......       58,909,000               --          58,909,000
        Common stock issued..........             --                 --                --
        Purchase of treasury stock ..             --                 --                --
        Preferred stock dividends
        declared.....................         (487,000)              --                --
        Foreign currency translation
             adjustment .............              --            (762,000)         (762,000)
                                        --------------     --------------     -------------
        Comprehensive income
        for the year.................                                         $  58,147,000
                                                                              =============

Balance at December 31, 1999,           $ (30,001,000)     $   (2,272,000)
  as restated                           =============      ==============


                 See notes to consolidated financial statements.

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     RESTATEMENT OF 1999 CONSOLIDATED FINANCIAL STATEMENTS

       On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and administrative charges against earnings. The Company's 1999 consolidated financial statements have been restated to reflect a non-cash charge against earnings of $4.9 million for the estimated redemption value of the Series F Preferred Stock, as follows (in thousands):

                                                      As                 As
                                                   Reported           Restated
                                                  -----------       -----------
       Deferred income taxes and other
          liabilities.........................    $    10,791       $    15,654
       Accumulated deficit....................    $   (25,138)      $   (30,001)
       Total stockholders' equity.............    $   149,666       $   144,803
       Operating income.......................    $    68,239       $    63,376
       Net income.............................    $    63,772       $    58,909
       Earnings per common share:
          Basic...............................    $      2.01       $      1.86
          Diluted.............................    $      1.94       $      1.79


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements.

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


3.     ASSET ACQUISITIONS

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

       On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed with term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public unit offering (see Note 4). The pro forma effect of the acquisition was not material to the results of operations.


4.     PUBLIC OFFERING OF KPP UNITS

       In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 3). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million. This transaction reduced the Company's limited partner interest in KPP from 31% to 28%.

5.     INCOME TAXES

       Income before income tax expense and interest of outside non-controlling partners in KPP's net income is comprised of the following components:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             1999                1998                1997
                                                        --------------      -------------       -------------
                                                          (Restated)

       Domestic operations.........................     $   28,686,000      $  17,540,000       $  11,769,000
       Foreign operations..........................          2,160,000         (1,339,000)          1,663,000
                                                        --------------      -------------       -------------
       Income before non-taxable interest of outside
         non-controlling partners in KPP's net
         income....................................         30,846,000         16,201,000          13,432,000
       Non-taxable interest of outside non-controlling
         Partners in KPP's net income..............         30,198,000         28,317,000          27,655,000
                                                        --------------      -------------       -------------
                                                        $   61,044,000      $  44,518,000       $  41,087,000
                                                        ==============      =============       =============

       Income tax expense (benefit) is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign             State              Total
       ------------                  -------------        ------------       ------------       -------------
       1999:
         Current.................    $     392,000        $   (735,000)      $ (1,354,000)      $  (1,697,000)
         Deferred................      (31,253,000)          1,304,000            302,000         (29,647,000)
                                     -------------        ------------       ------------       -------------
                                     $ (30,861,000)       $    569,000       $ (1,052,000)      $ (31,344,000)
                                     =============        ============       =============      ==============

       1998:
         Current.................    $     330,000        $    320,000       $    600,000       $   1,250,000
         Deferred................          518,000               -                   -                518,000
                                     -------------        ------------       ------------       -------------
                                     $     848,000        $    320,000       $    600,000       $   1,768,000
                                     =============        ============       ============       =============

       1997:
         Current...............      $     577,000        $    925,000       $  1,201,000       $   2,703,000
         Deferred..............             74,000              12,000               -                 86,000
                                     -------------        ------------       ------------       -------------
                                     $     651,000        $    937,000       $  1,201,000       $   2,789,000
                                     =============        ============       ============       =============

       The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income before income taxes and interest of outside non-controlling partners in KPP's net income for the years 1999, 1998 and 1997 are as follows:

                                                                  Year Ended December 31,
                                          ---------------------------------------------------------------------
                                                    1999                    1998                   1997
                                          -------------    -----  ---------------   ----  ---------------  ----
                                               Amount        %         Amount         %       Amount         %
                                                  (Restated)
       Expected tax at
         statutory rates................  $  10,796,000     35.0  $     5,671,000   35.0  $    4,701,000   35.0
       Increase (decrease) in taxes
         resulting from:
         Change in valuation allowance..    (43,143,000)  (139.9)      (7,066,000) (43.6)     (3,048,000) (22.6)
         State income taxes, net........      1,065,000      3.5          390,000    2.4         781,000    5.8
         Foreign losses not benefited and
           Foreign income taxes.........        526,000      1.7       2,098,000    12.9         355,000    2.6
         Non-deductible charge related to
           Series F Preferred Stock.....      1,702,000      4.6            -        -              -       -
         Resolution of state and foreign
           tax issues and other.........     (2,290,000)    (6.5)         675,000    4.2            -       -
                                          -------------   ------  ---------------  -----  --------------  -----
                                          $ (31,344,000)  (101.6) $     1,768,000   10.9  $    2,789,000   20.8
                                          =============   ======  ===============  =====  ==============  =====

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


6.     RETIREMENT PLANS

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

       Net pension cost for the U.K. Plan included the following components:

                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                            1999               1998               1997
                                                        --------------     -------------      -------------
       Net periodic benefit cost:
         Service cost................................   $    1,164,000     $   1,352,000      $   1,254,000
         Interest cost...............................        2,151,000         2,311,000          2,021,000
         Expected return on plan assets..............       (4,443,000)       (2,527,000)        (2,720,000)
         Amortization of prior service cost..........           27,000            27,000             27,000
         Recognized net (gain) loss..................        1,859,000          (508,000)          (121,000)
                                                        --------------     -------------      -------------
       Net periodic pension cost.....................   $      758,000     $     655,000      $     461,000
                                                        ==============     =============      =============

       Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 6.5% for 1999, 6.25% for 1998 and 7.5% for 1997, an expected long-term rate of return on assets of 7.5% for 1999 and 1998 and 9.0% for 1997 and a rate of increase in compensation levels of 3.0% for 1999 and 1998 and 5.5% for 1997. The funded status of the U.K. Plan is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                               1999              1998
                                                                          --------------    --------------
       Projected benefit obligation:
         Beginning of year..........................................       $  35,438,000     $  30,564,000
         Service cost...............................................           1,164,000         1,352,000
         Interest cost..............................................           2,151,000         2,311,000
         Contributions..............................................             786,000         1,116,000
         Benefits paid..............................................            (636,000)         (525,000)
         Other......................................................          (1,805,000)          620,000
                                                                           -------------     -------------
         End of year................................................          37,098,000        35,438,000
                                                                           -------------     -------------
       Fair value of plan assets:
         Beginning of year..........................................          36,266,000        33,138,000
         Actual return on plan assets...............................           6,364,000         1,957,000
         Contributions..............................................             786,000         1,116,000
         Benefits paid..............................................            (636,000)         (525,000)
         Other......................................................            (875,000)          580,000
                                                                           -------------     -------------
         End of year................................................          41,905,000        36,266,000
                                                                           -------------     -------------
       Excess fair value over projected obligation..................           4,807,000           828,000
       Unrecognized net actuarial gain..............................          (4,811,000)         (990,000)
       Unamortized prior service cost...............................             168,000           299,000
                                                                           -------------     -------------
       Net pension prepaid asset....................................       $     164,000     $     137,000
                                                                           =============     =============


7.     PROPERTY AND EQUIPMENT

       The cost of property and equipment is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                1999             1998
                                                                          --------------    --------------

       Pipeline and terminaling services......................            $  439,537,000    $  377,248,000
       Product marketing services.............................                    97,000            53,000
       Information services...................................                 3,643,000         3,354,000
       Industrial services....................................                23,226,000        26,782,000
       General corporate......................................                 3,848,000         3,848,000
                                                                          --------------    --------------
       Total property and equipment...........................               470,351,000       411,285,000
       Accumulated depreciation and amortization..............              (142,207,000)     (130,759,000)
                                                                          --------------    --------------
       Net property and equipment.............................            $  328,144,000    $  280,526,000
                                                                          ==============    ==============

       Equipment under capital leases and included in the cost of property and equipment is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                1999              1998
                                                                          --------------    --------------
       Industrial services equipment..........................            $    2,144,000    $    4,044,000
       Accumulated depreciation...............................                (1,222,000)       (3,147,000)
                                                                          --------------    --------------
       Net equipment acquired under capital leases............            $      922,000    $      897,000
                                                                          ==============    ==============


8.     DEBT

       Debt is summarized as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                1999             1998
                                                                          --------------    --------------
       Pipeline and terminaling services:
         Mortgage notes due 2001 and 2002.....................            $   60,000,000    $   60,000,000
         Mortgage notes due 2001 through 2016.................                68,000,000        68,000,000
         Revolving credit facility due January 2001...........                 2,200,000        25,000,000
         Term loans due in 2002...............................                25,787,000               -
         Promissory note, repaid in June 1999.................                      -           10,000,000
                                                                          --------------    --------------
              Total debt......................................               155,987,000       163,000,000
         Less short-term and current portion..................                      -           10,000,000
                                                                          --------------    --------------
                                                                          $  155,987,000    $  153,000,000
                                                                          ==============    ==============
       Product marketing services:
         Revolving credit facility due March 2001.............            $   11,041,000    $    2,852,000
                                                                          --------------    --------------
           Total debt.........................................                11,041,000         2,852,000
         Less short-term and current portion..................                      -            2,852,000
                                                                          --------------    --------------
                                                                          $   11,041,000    $          -
                                                                          ==============    ==============
       Industrial services:
         Credit facility due through 2001.....................            $   17,945,000    $   17,764,000
         Various notes of foreign subsidiaries, with interest
           ranging from 6.75% to 8.0%, due through 2001.......                 4,097,000         4,020,000
         Capital leases.......................................                   986,000           949,000
                                                                          --------------    --------------
              Total debt......................................                23,028,000        22,733,000
         Less current portion.................................                 2,471,000         2,441,000
                                                                          --------------    --------------
                                                                          $   20,557,000    $   20,292,000
                                                                          ==============    ==============


                                                                                    December 31,
                                                                          --------------------------------
                                                                                1999             1998
                                                                          --------------    --------------
       Parent company:
         8.75% convertible subordinated debentures
           due through 2008...................................            $   23,666,000    $   23,666,000
         Revolving credit facility............................                      -                -
                                                                          --------------    --------------
              Total debt......................................                23,666,000        23,666,000

         Less current portion.................................                      -                -
                                                                          --------------    --------------
                                                                          $   23,666,000    $   23,666,000
                                                                          ==============    ==============

       Total consolidated debt................................            $  213,722,000    $  212,251,000
       Short-term and current portion.........................                 2,471,000        15,293,000
                                                                          --------------    --------------
       Total consolidated debt, less short-term and
         current portion......................................            $  211,251,000    $  196,958,000
                                                                          ==============    ==============

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


 9.    CAPITAL STOCK

       The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:

                                                                                      Common Stock
                                                                  -------------------------------------------------
                                                    Preferred                        Held in
                                                   Stock Issued       Issued         Treasury         Outstanding
                                                   -------------  --------------  --------------   ----------------
                                                     (Restated)
       Balance at January 1, 1997.................       568,450      36,491,027       3,156,076         33,334,951
       Common shares issued or purchased..........         -              36,256       1,190,900         (1,154,644)
                                                   -------------  --------------  --------------   -----------------
       Balance at December 31, 1997...............       568,450      36,527,283       4,346,976         32,180,307
       Common shares issued or purchased..........         -              26,923         797,608           (770,685)
                                                   -------------  --------------  --------------   -----------------
       Balance at December 31, 1998...............       568,450      36,554,206       5,144,584         31,409,622
       Common shares issued or purchased..........         -              83,863         116,383            (32,520)
                                                   -------------  --------------  --------------   ----------------
       Balance at December 31, 1999...............       568,450      36,638,069       5,260,967         31,377,102
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

       Stock Compensation Plans

       Series C Preferred Stock - In April 1991, the Company authorized 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series C ("Series C Preferred") which have a preference value of $1.00 per share and are only entitled to a dividend if the value of the Company's common stock increases. The Series C Preferred, as an entire class, is entitled to an annual dividend commencing January 1, 1992, equal to 1/2 of 1% (proportionately reduced for authorized but unissued shares in the class) of the increase in the average per share market value of the Company's common stock during the year preceding payment of the dividend, over $4.79 (the average per share market value of the Company's common stock during 1990) multiplied by the average number of shares of common stock outstanding. The Series C Preferred has mandatory redemption requirements in the event of certain types of corporate reorganizations and may be redeemed at the option of the Company during the first 60 days of each year commencing 1994. The redemption price is the sum of (i) one divided by the average annual yield of all issues of preferred stock listed on the New York Stock Exchange during the calendar year preceding the date of the redemption period times the average dividend for the two most recent years plus (ii) a pro rata portion of the prior year's dividend based upon the number of elapsed days in the year of redemption plus
       (iii) any accrued and unpaid dividends. The Company may also repurchase the shares of a holder at such redemption price during the first 60 days following the year in which the holder first ceases to be an employee of the Company. A holder of the Series C Preferred may, at his option, require the Company to redeem his shares at 120% of such redemption price if the Company elects, within 10 days after the most recent dividend payment date, not to pay the accrued dividend. Upon liquidation, holders of the Series C Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. As of December 31, 1999, there were 500 shares of Series C Preferred issued and outstanding to certain officers of the Company. The estimated redemption value of the Series C Preferred Stock was not material for any of the periods presented.


       Series F Preferred Stock - In June 1997, the Company authorized and issued 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series F ("Series F Preferred"), with a stated value of $1.00 per share to an officer of the Company. The annual dividend for the entire class of Series F Preferred, which accrues on January 1 of each year and is payable on April 1 of each year, is calculated by multiplying (i) 1% of the annual improvement (but not including amounts related to any gains or losses on the sale of any KPP units nor any amounts related to any other gains or losses in excess of $1 million on the sale of other capital assets) in the Company's diluted earnings per share of common stock ("Common EPS"), by (ii) the amount of issued and outstanding shares of the Company's common stock on January 1, 1997. The calculation of the annual dividend for 1999 excludes the gain on the issuance of units by KPP ($10.4 million net of deferred taxes) as well as the benefit of recognizing tax loss carryforwards ($37.1 million reduction in the
       valuation   allowance)  and  calculations  of  the  annual  dividend  for subsequent periods will be adjusted for any tax provision required as a result of recognizing the benefit of the tax loss carryforwards in 1999.

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

       Redemption of the series may be deferred at the Company's option until no later than April 1, 2003 if the Common EPS increase for the 2001 calendar year is less than 15%. The Series F Preferred may be redeemed at the option of the holder at 120% of the Redemption Price if the Company fails to pay an annual dividend within 10 days of the due date or in the event of a change of control, or at the Redemption Price in the event of certain corporate reorganizations or the authorization of a class of preferred stock ranking higher in priority to the Series F Preferred. Upon liquidation, holders of the Series F Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. The Company's financial statements for the year ended December 31, 1999 have been restated to reflect a non-cash charge to general and administrative expense of $4.9 million for the estimated redemption value of the Series F Preferred Stock (see Note 1).

       Stock Option Plans - The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 1999, options on 2,066,800 shares at prices ranging from $1.63 to $5.63 were outstanding, of which 733,951 were exercisable at prices ranging from $1.63 to $5.63.

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 11.74% to 11.88% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 5.07% to 6.07% based on the 30-year U.S. treasury bill rate for the five-year expected life of the options, and no dividend yield. Using estimates calculated by such option pricing model, pro forma net income, basic earnings per share and diluted earnings per share would have been $58,292,000, $1.84 and $1.77, respectively for the year ended December 31, 1999, as compared to the reported amounts, as restated, of $58,909,000, $1.86 and $1.79, respectively. For the year ended December 31, 1998, pro forma net income, basic earnings per share and diluted earnings per share would have been $13,020,000, $0.39 and $0.39, respectively for the year ended December 31, 1998, as compared to the reported amounts of $13,576,000, $0.41 and $0.40, respectively. For the year ended December 31, 1997, pro forma net income, basic earnings per share and diluted earnings per share would have been $10,327,000, $0.30 and $0.30, respectively, as compared to the reported amounts of $10,643,000, $0.31 and $0.30, respectively.

       The changes in stock options outstanding for the Company's plans for 1999, 1998 and 1997 were as follows:

                                                                                       Average Price
                                                                    Shares               per Share
                                                                -------------          -------------
             Outstanding at January 1, 1997..............           1,620,178             $  2.60
             Granted.....................................             138,872             $  3.74
             Exercised...................................             (64,535)            $  2.29
             Forfeited...................................            (116,000)            $  2.63
                                                                -------------
             Outstanding at December 31, 1997............           1,578,515             $  2.70
             Granted.....................................             617,347             $  4.98
             Exercised...................................             (59,910)            $  2.51
             Forfeited...................................             (44,600)            $  3.75
                                                                -------------
             Outstanding at December 31, 1998............           2,091,352             $  3.36
             Granted.....................................             210,191             $  4.29
             Exercised...................................             (80,121)            $  2.64
             Forfeited...................................            (154,622)            $  4.14
                                                                -------------
             Outstanding at December 31, 1999............           2,066,800             $  3.42
                                                                =============


       Deferred Stock Unit Plan - In 1996, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation, for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's Common Stock. Under the plan, as amended in 1998, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically no earlier than the expiration of the vesting period and no later than ten years after the Election Date. DSU accounts are unfunded by the Company and do not bear interest. Each person that elects to participate in the DSU Plan is awarded, under the Company's 1994 Stock Incentive Plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee.

10.    EARNINGS PER SHARE

       The following is a reconciliation of basic and diluted earnings per share:

                                                                               Weighted
                                                                                Average
                                                               Net              Common          Per-Share
                                                             Income             Shares            Amount
                                                        ---------------      ------------    --------------

       Year Ended December 31, 1999
           Net income, as restated...................   $    58,909,000
           Dividend applicable to preferred stock....          (487,000)
                                                        ---------------
           Basic EPS -
              Net income applicable to common stock..        58,422,000        31,452,868    $         1.86
                                                                                             ==============

           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,237,269
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred Stock, DSUs
                and assumed options exercised........   $    58,422,000        32,690,137    $         1.79
                                                        ===============    ==============    ==============
       Year Ended December 31, 1998
           Net income................................   $    13,576,000
           Dividend applicable to preferred stock....          (508,000)
                                                        ----------------
           Basic EPS -
              Net income applicable to common stock..        13,068,000        31,739,572    $          .41
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options and DSUs..........            -              1,057,846
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock, DSUs
                and assumed options exercised........   $    13,068,000        32,797,418    $          .40
                                                        ===============    ==============    ==============
       Year Ended December 31, 1997
           Net income................................   $    10,643,000
           Dividend applicable to preferred stock....          (538,000)
                                                        ----------------
           Basic EPS -
              Net income applicable to common stock..        10,105,000        32,547,371    $          .31
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options...................            -                585,926
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock
                and assumed options exercised........   $    10,105,000        33,133,297    $          .30
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


11.    COMMITMENTS AND CONTINGENCIES

       The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense under operating leases was $5.9 million for 1999, $3.8 million for 1998 and $3.5 million for 1997.

       At December 31, 1999, minimum rental commitments under all capital leases and operating leases for future years are as follows:

                                                                           Capital             Operating
                                                                           Leases               Leases
                                                                       --------------       --------------

              2000................................................     $      388,000       $    4,432,000
              2001................................................            384,000            3,263,000
              2002................................................            199,000            1,926,000
              2003................................................            135,000            1,275,000
              2004 ...............................................                -                712,000
              Thereafter..........................................                -              1,109,000
                                                                       --------------       --------------
         Total minimum lease payments.............................          1,106,000       $   12,717,000
                                                                                            ==============
         Less amounts representing interest.......................           (120,000)
                                                                       --------------
         Present value of net minimum lease payments..............     $      986,000
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


12.    BUSINESS SEGMENT DATA

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

                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1999              1998              1997
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Pipeline and terminaling services...........   $   158,028,000    $  125,812,000    $  121,156,000
         Product marketing services..................       212,298,000       114,220,000               -
         Information services........................        37,358,000        20,709,000         7,557,000
         Industrial services.........................        98,075,000       115,116,000       108,223,000
                                                        ---------------    --------------    --------------
                                                        $   505,759,000    $  375,857,000    $  236,936,000
                                                        ===============    ==============    ==============

       Pipeline and terminaling services segment revenues:
           Pipeline operations.......................   $    67,607,000    $   63,421,000    $   61,320,000
           Terminaling operations....................        90,421,000        62,391,000        59,836,000
                                                        ---------------    --------------    --------------
                                                        $   158,028,000    $  125,812,000    $  121,156,000
                                                        ===============    ==============    ==============

       Industrial services segment revenues:
         Underpressure services......................   $    38,873,000    $   43,208,000    $   37,769,000
         Turnaround services.........................        43,859,000        52,924,000        48,655,000
         Other services..............................        15,343,000        18,984,000        21,799,000
                                                        ---------------    --------------    --------------
                                                        $    98,075,000    $  115,116,000    $  108,223,000
                                                        ===============    ==============    ==============

                                                                       Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1999              1998              1997
                                                        ---------------    --------------    --------------
                                                          (Restated)
       Business segment profit:
         Pipeline and terminaling services...........   $    64,311,000    $   55,117,000    $   53,420,000
         Product marketing services..................         1,495,000           940,000              -
         Information services........................         5,627,000         3,690,000         2,709,000
         Industrial services ........................         1,750,000         6,656,000         7,438,000
         General corporate...........................        (9,807,000)       (5,091,000)       (4,907,000)
                                                        ---------------    --------------    --------------
           Operating income..........................        63,376,000        61,312,000        58,660,000
         Interest expense............................       (17,695,000)      (15,714,000)      (15,531,000)
         Other income (expense)......................           771,000           868,000          (163,000)
         Amortization of excess of cost over
           fair value of net assets of acquired
           businesses................................        (2,172,000)       (1,948,000)       (1,879,000)
                                                        ---------------    --------------    --------------
         Income before interest of outside
           non-controlling partners in KPP's net
           income, gain on issuance of units by KPP
           and income taxes..........................   $    44,280,000    $   44,518,000    $   41,087,000
                                                        ===============    ==============    ==============

       Business segment assets:
         Depreciation and amortization:
           Pipeline and terminaling services.........   $    15,043,000    $   12,148,000    $   11,711,000
           Product marketing services................            15,000             9,000               -
           Information services......................           280,000           192,000           151,000
           Industrial services.......................         3,480,000         3,854,000         4,563,000
           General corporate.........................             -                  -              290,000
                                                        ---------------    --------------    --------------
                                                        $    18,818,000    $   16,203,000    $   16,715,000
                                                        ===============    ==============    ==============

         Capital expenditures (excluding acquisitions):
           Pipeline and terminaling services.........   $    14,568,000    $    9,401,000    $   10,641,000
           Product marketing services................            52,000               -                 -
           Information services......................           391,000           281,000           327,000
           Industrial services.......................         2,328,000         2,574,000         2,013,000
           General corporate.........................              -                 -               30,000
                                                        ---------------    --------------    --------------
                                                        $    17,339,000    $   12,256,000    $   13,011,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              1999               1998             1997
                                                        ---------------    --------------    --------------
         Total assets:
           Pipeline and terminaling services.........   $   366,935,000    $  310,825,000    $  270,055,000
           Product marketing services................        28,101,000        12,233,000               -
           Information services......................        17,911,000        11,082,000         5,429,000
           Industrial services.......................       108,094,000       110,603,000       116,503,000
           General corporate.........................        39,274,000         3,302,000        10,286,000
                                                        ---------------    --------------    --------------
                                                        $   560,315,000    $  448,045,000    $  402,273,000
                                                        ===============    ==============    ==============


       The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location:

                                                                       Year Ended December 31,
                                                        ---------------------------------------------------
                                                              1999               1998             1997
                                                        ---------------    --------------    --------------
                                                           (Restated)
       Geographical area revenues:
         United States............................      $   415,640,000    $  296,336,000    $  162,367,000
         Europe...................................           79,089,000        68,050,000        66,431,000
         Asia-Pacific.............................           11,030,000        11,471,000         8,138,000
                                                        ---------------    --------------    --------------
                                                        $   505,759,000    $  375,857,000    $  236,936,000
                                                        ===============    ==============    ==============
       Geographical area operating income:
         United States............................      $    54,904,000    $   54,858,000    $   51,384,000
         Europe...................................            7,915,000         5,456,000         6,139,000
         Asia-Pacific.............................              557,000           998,000         1,137,000
                                                        ---------------    --------------    --------------
                                                        $    63,376,000    $   61,312,000    $   58,660,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              1999               1998             1997
                                                        ---------------    --------------    --------------
       Geographical area net property and equipment:
         United States............................      $   278,787,000    $  271,228,000    $  249,470,000
         Europe...................................           47,993,000         7,781,000        10,419,000
         Asia-Pacific.............................            1,364,000         1,517,000         1,472,000
                                                        ---------------    --------------    --------------
                                                        $   328,144,000    $  280,526,000    $  261,361,000
                                                        ===============    ==============    ==============

13.    ACCRUED EXPENSES

       Accrued expenses are comprised of the following components at December 31, 1999 and 1998:

                                                                                      December 31,
                                                                          ---------------------------------
                                                                                  1999            1998
                                                                          ----------------   --------------
       Accrued distribution payable..................................     $    9,250,000     $    7,127,000
       Accrued income taxes..........................................          1,545,000          2,212,000
       Accrued taxes other than income...............................          4,217,000          2,631,000
       Accrued interest..............................................          2,554,000          2,454,000
       Accrued compensation and benefits.............................          3,729,000          3,735,000
       Accrued environmental.........................................          2,482,000          1,702,000
       Deferred terminaling fees.....................................          3,075,000          3,526,000
       Other accrued expenses........................................         14,318,000         17,922,000
                                                                          --------------     --------------
                                                                          $   41,170,000     $   41,309,000
                                                                          ==============     ==============

14.    SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental information on cash paid during the period for:

                                                                          Year Ended December 31,
                                                            -------------------------------------------------
                                                                 1999              1998              1997
                                                            --------------    ---------------    ------------

       Interest......................................       $   16,972,000    $    15,385,000    $ 15,373,000
                                                            ==============    ===============    ============
       Income taxes..................................       $    1,447,000    $     2,310,000    $  1,535,000
                                                            ==============    ===============    ============

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

 16.   QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly operating results for 1999 and 1998 are summarized as follows:

                                                                 Quarter Ended
                                    -----------------------------------------------------------------------
                                       March 31,           June 30,        September 30,      December 31,
                                    --------------     ---------------    --------------    ---------------
                                                                                              (Restated)
       1999:
       Revenues................     $   99,356,000     $   122,951,000    $  134,280,000     $  149,172,000
                                    ==============     ===============    ==============     ==============
       Operating income........     $   15,212,000     $    16,119,000    $   19,251,000     $   12,794,000(b)
                                    ==============     ===============    ==============     ==============
       Net income..............     $    2,309,000     $     4,012,000    $   15,547,000(a)  $   37,041,000(c)
                                    ==============     ===============    ==============     ==============

       Earnings per
         common share:
           Basic................    $          .07     $           .12    $          .49     $         1.17
                                    ==============     ===============    ==============     ==============
           Diluted..............    $          .07     $           .12    $          .47     $         1.13
                                    ==============     ===============    ==============     ==============

                                                                 Quarter Ended
                                    -----------------------------------------------------------------------
                                       March 31,           June 30,        September 30,      December 31,
                                    --------------     ---------------    --------------    ---------------
       1998:
       Revenues................     $   59,501,000     $   100,492,000    $  105,476,000     $  110,388,000
                                    ==============     ===============    ==============     ==============
       Operating income........     $   12,607,000     $    14,981,000    $   17,907,000     $   15,817,000
                                    ==============     ===============    ==============     ==============
       Net income .............     $    1,836,000     $     3,365,000    $    4,434,000     $    3,941,000
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
                                    ==============     ===============    ==============     ==============


       (a) See Note 4 regarding gain on issuance of units by KPP.
       (b) See Notes 1 and 9 regarding non-cash charge to general and administrative expense.
       (c) See Note 5 regarding reduction in valuation allowance for deferred tax assets.

                                                                      Schedule I
                      KANEB SERVICES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME




                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   1999               1998                1997
                                                              -------------       -------------      --------------
                                                                (Restated)

General and administrative expenses.....................      $  (9,807,000)      $  (5,091,000)     $   (4,617,000)
Depreciation and amortization...........................               -                  -                (290,000)
Interest expense........................................         (2,218,000)         (2,212,000)         (2,239,000)
Intercompany fees and expenses..........................          3,189,000           3,022,000           2,266,000
Interest income.........................................            264,000             284,000             372,000
Other income (expense)..................................          1,413,000           1,354,000          (1,024,000)
Equity in income of subsidiaries and KPP................         26,906,000          16,219,000          16,175,000
                                                              -------------       -------------      --------------

Income before income tax expense........................         19,747,000          13,576,000          10,643,000
Income tax benefit......................................         39,162,000                 -                  -
                                                              -------------       -------------      --------------
Net income..............................................         58,909,000          13,576,000          10,643,000
Dividends applicable to preferred stock.................            487,000             508,000             538,000
                                                              -------------       -------------      --------------

Net income applicable to common  stock..................      $  58,422,000       $  13,068,000      $   10,105,000
                                                              =============       =============      ==============

Earnings per common share:
   Basic................................................      $        1.86       $         .41      $          .31
                                                              =============       =============      ==============
   Diluted..............................................      $        1.79       $         .40      $          .30
                                                              =============       =============      ==============




               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)

                      KANEB SERVICES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS


                                                                                          December 31,
                                                                             -------------------------------------
                                                                                  1999                   1998
                                                                             ---------------        ---------------
                                                                               (Restated)

                                                      ASSETS
Current assets:
   Cash and cash equivalents............................................     $     9,740,000        $       875,000
   Prepaid expenses and other current assets............................           6,484,000                177,000
                                                                             ---------------        ----------------

Total current assets....................................................          16,224,000              1,052,000
                                                                             ---------------        ---------------

Property and equipment..................................................           3,848,000              3,848,000
Less accumulated depreciation...........................................          (3,848,000)             3,848,000
                                                                             ---------------        ---------------

     Net property and equipment.........................................              -                       -
                                                                             ---------------        ---------------

Investments in, advances to and notes receivable
  from subsidiaries and KPP.............................................         133,987,000            123,567,000

Deferred tax and other assets...........................................          33,649,000              2,250,000
                                                                             ---------------        ---------------

                                                                             $   183,860,000        $   126,869,000
                                                                             ===============        ===============


                                              LIABILITIES AND EQUITY

Current liabilities - accounts payable and accrued expenses.............     $     5,600,000        $     7,367,000

Long-term debt..........................................................          23,666,000             23,666,000

Deferred credits and other liabilities..................................           9,791,000              8,391,000

Stockholders' equity:
   Preferred stock, without par value...................................           5,792,000              5,792,000
   Common stock, without par value......................................           4,249,000              4,239,000
   Additional paid-in capital...........................................         197,454,000            197,263,000
   Treasury stock, at cost..............................................         (30,278,000)           (29,775,000)
   Other................................................................            (141,000)              (141,000)
   Accumulated deficit..................................................         (30,001,000)           (88,423,000)
   Accumulated comprehensive income (loss) -
     foreign currency translation adjustment............................          (2,272,000)            (1,510,000)
                                                                             ---------------        ---------------

       Total stockholders' equity.......................................         144,803,000             87,445,000
                                                                             ---------------        ---------------

                                                                             $   183,860,000        $   126,869,000
                                                                             ===============        ===============


               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)

                      KANEB SERVICES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                              1999                1998                 1997
                                                       -----------------    ----------------    ------------------
                                                           (Restated)
Operating activities:
   Net income .......................................  $      58,909,000    $     13,576,000    $       10,643,000
   Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
     Depreciation and amortization...................              -                   -                   290,000
     Equity in net income of subsidiaries and KPP....        (26,906,000)        (16,219,000)          (16,175,000)
     Increase in the estimated redemption value of
       Series F preferred stock......................          4,863,000               -                     -
     Deferred income taxes...........................        (36,918,000)              -                     -
     Changes in current assets and liabilities:
       Accounts receivable...........................              -                   -                   102,000
       Prepaid expenses..............................         (1,057,000)           (177,000)              818,000
       Accounts payable and accrued expenses ........         (1,767,000)          3,380,000            (4,439,000)
                                                       -----------------    ----------------    -------------------
       Net cash provided by (used in)
         operating activities........................         (2,876,000)            560,000            (8,761,000)
                                                       -----------------    ----------------    -------------------
Investing activities:
   Capital expenditures..............................              -                   -                   (30,000)
   Change in other assets, net.......................         (3,956,000)            667,000            (3,082,000)
                                                       -----------------    ----------------    -------------------
       Net cash provided by (used in)
         investing activities........................         (3,956,000)            667,000            (3,112,000)
                                                       -----------------    ----------------    -------------------

Financing activities:
   Preferred stock dividends paid....................           (487,000)           (508,000)             (538,000)
   Change in investments in, advances to and notes
     receivable from subsidiaries and KPP............         16,486,000          (3,213,000)           16,075,000
   Common stock issued...............................            253,000             194,000                33,000
   Purchase of treasury stock........................           (555,000)         (4,868,000)           (4,585,000)
                                                       -----------------    -----------------   -------------------
        Net cash provided by (used in) financing
         activities..................................         15,697,000          (8,395,000)           10,985,000
                                                       -----------------    ----------------    ------------------
Increase (decrease) in cash and cash equivalents.....          8,865,000          (7,168,000)             (888,000)
Cash and cash equivalents at beginning of year.......            875,000           8,043,000             8,931,000
                                                       -----------------    ----------------    ------------------
Cash and cash equivalents at end of year.............  $       9,740,000    $        875,000    $        8,043,000
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


                                       KANEB SERVICES, INC.

                                       By:  MICHAEL R. BAKKE
                                                Controller
                                       Date:    February 9, 2001