Form 10-Q/A
period 2000-03-31
KANEB SERVICES INC
filed 2001-02-09
CIK 54441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 2000


                                EXPLANATORY NOTE

         On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and administrative charges against earnings. The Company has restated its 1999 consolidated financial statements on Form 10-K/A, and in addition, the Company's financial statements for the three months ended March 31, 2000 have been restated to reflect a non-cash charge against earnings of $126,000 for the estimated redemption value of the Series F Preferred Stock. Since this is an exchange for common stock, these cumulative charges against earnings will be offset on the effective date of the exchange by an equal increase in stockholder's equity and, as a result, the ultimate net effect on stockholder's equity will be the same under either treatment. See Note 1 to the consolidated financial statements.

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

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands -- Except Per Share Amounts)
(Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ----------   ---------
                                                         (Restated)
Revenues:
     Services                                            $  63,686    $  63,238
     Products                                               84,677       36,118
                                                         ---------    ---------
           Total revenues                                  148,363       99,356
                                                         ---------    ---------
Costs and expenses:
     Operating costs                                        44,182       43,842
     Cost of sales                                          82,934       34,676
     Depreciation and amortization                           4,806        4,502
     General and administrative                              1,481        1,124
                                                         ---------    ---------
           Total costs and expenses                        133,403       84,144
                                                         ---------    ---------
Operating income                                            14,960       15,212

Other income                                                   196          284
Interest expense                                            (4,183)      (4,535)
Amortization of excess of cost over fair
     value of net assets of acquired businesses               (546)        (511)
                                                         ---------    ---------

Income before income taxes and interest of outside
     non-controlling partners in KPP's net income           10,427       10,450
Income tax expense                                          (1,668)        (777)
Interest of outside non-controlling partners in KPP's
     net income                                             (6,834)      (7,364)
                                                         ---------    ---------
Net income                                                   1,925        2,309
Dividends applicable to preferred stock                        130          114
                                                         ---------    ---------
Net income applicable to common stock                    $   1,795    $   2,195
                                                         =========    =========
Earnings per common share:
     Basic                                               $     .06    $     .07
                                                         =========    =========
     Diluted                                             $     .05    $     .07
                                                         =========    =========



                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                          March 31,
                                                            2000     December 31
                                                         (Unaudited)     1999
                                                         ----------- -----------
                                                          (Restated)
                   ASSETS
Current assets:
     Cash and cash equivalents                           $  23,668    $  20,766
     Accounts receivable, trade                             67,140       66,991
     Inventories                                            14,255       18,063
     Prepaid expenses and other current assets              13,402       14,957
                                                         ---------    ---------
        Total current assets                               118,465      120,777
                                                         ---------    ---------
Property and equipment                                     471,984      470,351
Less accumulated depreciation and amortization             145,744      142,207
                                                         ---------    ---------
     Net property and equipment                            326,240      328,144
                                                         ---------    ---------
Investment in affiliate                                     20,571       21,978

Excess of cost over fair value of net assets
     of acquired businesses                                 62,110       62,657

Deferred tax assets                                         21,418       22,754

Other assets                                                 3,940        4,005
                                                         ---------    ---------
                                                         $ 552,744    $ 560,315
                                                         =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                   $   4,447    $   2,471
     Accounts payable                                       18,853       20,146
     Accrued expenses                                       40,598       41,170
                                                         ---------    ---------
         Total current liabilities                          63,898       63,787
                                                         ---------    ---------
Long-term debt, less current portion:
     Pipeline and terminaling services                     154,005      155,987
     Product marketing services                              7,688       11,041
     Industrial services                                    19,862       20,557
     Parent company                                         23,666       23,666
                                                         ---------    ---------
         Total long-term debt, less current portion        205,221      211,251
                                                         ---------    ---------

Deferred income taxes and other liabilities                 15,500       15,654

Interest of outside non-controlling partners in KPP        122,515      124,820

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                      5,792        5,792
     Common stock, without par value                         4,247        4,249
     Additional paid-in-capital                            197,242      197,454
     Treasury stock, at cost                               (31,017)     (30,278)
     Other                                                    (133)        (141)
     Accumulated deficit                                   (28,206)     (30,001)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment            (2,315)      (2,272)
                                                         ---------    ---------
         Total stockholders' equity                        145,610      144,803
                                                         ---------    ---------
                                                         $ 552,744    $ 560,315
                                                         =========    =========


                 See notes to consolidated financial statements.
                                        2

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                             (Restated)
Operating activities:
   Net income                                                 $  1,925    $  2,309
   Adjustments to reconcile net income to net
       cash provided by operating activities:
        Depreciation and amortization                            4,806       4,502
        Interest of outside non-controlling partners in KPP      6,834       7,364
       Increase in estimated redemption value of
         Series F preferred stock                                  126        --
        Amortization of excess of cost over fair value
          of net assets of acquired businesses                     546         511
        Deferred income taxes                                    1,370         404
       Equity earnings of affiliate, net of distributions        1,175        --
        Changes in current assets and liabilities                3,349         169
                                                              --------    --------
         Net cash provided by operating activities              20,131      15,259
                                                              --------    --------
Investing activities:
   Capital expenditures                                         (2,990)     (2,651)
   Acquisitions, net of cash acquired                             --       (41,807)
   Change in other assets, net                                     148          68
                                                              --------    --------
       Net cash used in investing activities                    (2,842)    (44,390)
                                                              --------    --------

Financing activities:
   Issuance of debt                                              2,158      51,450
   Payments on debt and capital leases                          (6,212)       (953)
   Distributions to outside non-controlling partners in KPP     (9,250)     (7,675)
   Preferred stock dividends paid                                 (130)       (114)
   Common stock issued                                             139          39
   Purchase of treasury stock                                   (1,092)       --
                                                              --------    --------
       Net cash provided by (used in) financing activities     (14,387)     42,747
                                                              --------    --------

Increase in cash and cash equivalents                            2,902      13,616
Cash and cash equivalents at beginning of period                20,766       9,134
                                                              --------    --------
Cash and cash equivalents at end of period                    $ 23,668    $ 22,750
                                                              ========    ========

Supplemental cash flow information:
   Cash paid for interest                                     $  3,716    $  2,934
                                                              ========    ========
   Cash paid for income taxes                                 $    393    $    204
                                                              ========    ========


                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


1.   RESTATEMENT OF FINANCIAL STATEMENTS

     On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and adminstrative charge against earnings. The Company's results of operations for the three months ended March 31, 2000 have been restated to reflect a non-cash charge against earnings of $126,000 for the estimated redemption value of the Series F Preferred Stock, as follows (in thousands):

                                                      Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                        As             As
                                                     Reported       Restated
                                                   ------------   -------------
     Deferred income taxes and other liabilities   $     10,511   $      15,500
     Accumulated deficit                           $    (23,217)  $     (28,206)
     Total stockholders' equity                    $    150,599   $     145,610
     Operating income                              $     15,086   $      14,960
     Net income                                    $      2,051   $       1,925
     Earnings per common share:
       Basic                                       $       0.06   $        0.06
       Diluted                                     $       0.06   $        0.05


2.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of the Company and its subsidiaries for the three month periods ended March 31, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company and its subsidiaries are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2000 and the consolidated results of their operations and cash flows for the periods ended March 31, 2000 and 1999. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


3.   ACQUISITION BY KPP

     On February 1, 1999, Kaneb Pipe Line Partners, L.P. ("KPP") acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed by term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public offering of KPP units (see
     Note 4). The remaining portion ($25.9 million) is due in January 2002.

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

5.   COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows (in thousands):

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
                                                          2000       1999
                                                        --------   --------
                                                       (Restated)

          Net income                                    $ 1,925    $ 2,309
          Other comprehensive income (loss) - foreign
             currency translation adjustment                (43)      (560)
                                                        -------    -------
          Comprehensive income                          $ 1,882    $ 1,749
                                                        =======    =======


6.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per-Share
                                                                  Income             Shares             Amount
                                                              --------------     --------------       ----------
       Three Months Ended March 31, 2000
           Net income, as restated                            $        1,925
           Dividends applicable to preferred stock                      (130)
                                                              --------------
           Basic earnings per share -
              Net income applicable to common stock                    1,795             31,261       $     .06
                                                                                                      =========
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs                                -                 1,723
                                                              --------------     --------------
           Diluted earnings per share -
              Net income applicable to common stock,
                Series F Preferred Stock, DSUs and
                assumed options exercised                     $        1,795             32,984       $      .05
                                                              ==============     ==============       ==========

       Three Months Ended March 31, 1999
           Net income                                         $        2,309
           Dividends applicable to preferred stock                      (114)
                                                              --------------
           Basic earnings per share -
              Net income applicable to common stock                    2,195             31,414       $      .07
                                                                                                      ==========
           Effect of dilutive securities -
              Common stock options and DSUs                             -                 1,011
                                                              --------------     --------------
           Diluted earnings per share -
              Net income applicable to common stock,
              DSUs and assumed options exercised              $        2,195             32,425       $      .07
                                                              ==============      =============       ==========

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

7.   CONTINGENCIES

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


8.   BUSINESS SEGMENT DATA

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

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment (in thousands).

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                    2000                 1999
                                                                             ----------------      ----------------
     Business segment revenues:
        Pipeline and terminaling services                                    $         36,680      $         36,845
        Product marketing services                                                     80,389                31,367
        Information technology services                                                 8,335                 7,028
        Industrial services                                                            22,959                24,116
                                                                             ----------------      ----------------
                                                                             $        148,363      $         99,356
                                                                             ================      ================
     Pipeline and terminaling services segment revenues:
        Pipeline operations                                                  $         15,248      $         15,164
        Terminaling operations                                                         21,432                21,681
                                                                             ----------------      ----------------
                                                                             $         36,680      $         36,845
                                                                             ================      ================
     Industrial services segment revenues:
        Underpressure services                                               $          9,374      $          9,725
        Turnaround services                                                            10,868                10,616
        Other services                                                                  2,717                 3,775
                                                                             ----------------      ----------------
                                                                             $         22,959      $         24,116
                                                                             ================      ================

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                    2000                 1999
                                                                             ----------------      ----------------
                                                                                 (Restated)
     Business segment profit:
        Pipeline and terminaling services                                    $         12,900      $         14,924
        Product marketing services                                                        968                   365
        Information technology services                                                 1,154                   924
        Industrial services                                                             1,419                   123
        General corporate                                                              (1,481)               (1,124)
                                                                             ----------------      ----------------
           Operating income                                                            14,960                15,212
        Other income                                                                      196                   284
        Interest expense                                                               (4,183)               (4,535)
        Amortization of excess of cost over fair value
           of net assets of acquired businesses                                          (546)                 (511)
                                                                             ----------------      ----------------
        Income before income taxes and
           interest of outside non-controlling
           partners of KPP's net income                                      $         10,427      $         10,450
                                                                             ================      ================

                                                                                 March 31,            December 31,
                                                                                   2000                  1999
                                                                             ----------------      ----------------
     Total assets:
        Pipeline and terminaling services                                    $        366,030      $        366,935
        Product marketing services                                                     26,789                28,101
        Information technology services                                                17,621                17,911
        Industrial services                                                           103,892               108,094
        General corporate                                                              38,412                39,274
                                                                             ----------------      ----------------
                                                                             $        552,744      $        560,315
                                                                             ================      ================

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



                                         KANEB SERVICES, INC.
                                         (Registrant)


Date:  February 9, 2001                       //s//
                                        ---------------------------------------
                                        Michael R. Bakke
                                        Controller