Form 10-Q/A
period 2000-06-30
KANEB SERVICES INC
filed 2001-02-09
CIK 54441

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

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JUNE 30, 2000


                                EXPLANATORY NOTE

         On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and administrative charges against earnings. The Company restated its 1999 consolidated financial statements on Form 10-K/A, and in addition, the Company's financial statements for the three and six months ended June 30, 2000 have been restated to reflect non-cash charges against earnings of $126,000 and $252,000, respectively, for the estimated redemption value of the Series F Preferred Stock. Since this is an exchange for common stock, these cumulative charges against earnings will be offset on the effective date of the exchange by an equal increase in stockholder's equity and, as a result, the ultimate net effect on stockholder's equity will be the same under either treatment. See Note 1 to the consolidated financial statements.


                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Income - Three and Six Months Ended
            June 30, 2000 and 1999                                        1

         Condensed Consolidated Balance Sheets - June 30, 2000
            and December 31, 1999                                         2

         Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2000 and 1999                           3

         Notes to Consolidated Financial Statements                       4


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                12

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------   -------------
                                                       (Restated)                       (Restated)

Revenues:
     Services                                        $      67,171   $      69,032    $     130,857   $     132,270
     Products                                              101,744          53,919          186,421          90,037
                                                     -------------   -------------    -------------   -------------
                                                           168,915         122,951          317,278         222,307
                                                     -------------   -------------    -------------   -------------
Costs and expenses:
     Operating costs                                        44,943          48,212           89,125          92,054
     Cost of sales                                          99,179          52,798          182,113          87,474
     Depreciation and amortization                           4,541           4,561            9,347           9,063
     General and administrative                              1,537           1,261            3,018           2,385
                                                     -------------   -------------    -------------  --------------

         Total costs and expenses                          150,200         106,832          283,603         190,976
                                                     -------------   -------------    -------------  --------------

Operating income                                            18,715          16,119           33,675          31,331

Other income                                                   249             163              445             447
Interest expense                                            (4,169)         (4,789)          (8,352)         (9,324)
Amortization of excess of cost over fair
   value of net assets of acquired businesses                 (550)           (555)          (1,096)         (1,066)
                                                     -------------   -------------    -------------  --------------

Income before income taxes and interest
   of outside non-controlling partners in
   KPP's net income                                         14,245          10,938           24,672          21,388
Income tax benefit (expense)                                (2,221)            412           (3,889)           (365)
Interest of outside non-controlling
  partners in KPP's net income                              (8,490)         (7,338)         (15,324)        (14,702)
                                                     -------------   -------------    -------------  --------------
     Net income                                              3,534           4,012            5,459           6,321
Dividends applicable to preferred stock                        136             108              266             222
                                                     -------------   -------------    -------------  --------------
Net income applicable to common stock                $       3,398   $       3,904    $       5,193  $        6,099
                                                     =============   =============    =============  ==============
Earnings per common share:
   Basic                                             $         .11   $         .12    $         .17  $          .19
                                                     =============   =============    =============  ==============
   Diluted                                           $         .10   $         .12    $         .16  $          .19
                                                     =============   =============    =============  ==============



                 See notes to consolidated financial statements.
                                        1

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                             June 30,
                                                                               2000                   December 31,
                                                                            (Unaudited)                   1999
                                                                           -------------             --------------
                                                                             (Restated)
                   ASSETS
Current assets:
     Cash and cash equivalents                                             $      28,349             $       20,766
     Accounts receivable, trade                                                   76,518                     66,991
     Inventories                                                                  17,270                     18,063
     Prepaid expenses and other current assets                                    12,442                     14,957
                                                                           -------------             --------------
        Total current assets                                                     134,579                    120,777
                                                                           -------------             --------------

Property and equipment                                                           472,261                    470,351
Less accumulated depreciation and amortization                                   149,497                    142,207
                                                                           -------------             --------------
     Net property and equipment                                                  322,764                    328,144
                                                                           -------------             --------------

Investment in affiliate                                                           21,008                     21,978

Excess of cost over fair value of net assets
     of acquired businesses                                                       61,836                     62,657

Deferred tax assets                                                               19,765                     22,754
Other assets                                                                       3,711                      4,005
                                                                           -------------             --------------
                                                                           $     563,663             $      560,315
                                                                           =============             ==============
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt (including
         $39,500 of KPP debt at June 30, 2000)                             $      41,457             $        2,471
     Accounts payable                                                             25,270                     20,146
     Accrued expenses                                                             40,328                     41,170
                                                                           -------------             --------------
         Total current liabilities                                               107,055                     63,787
                                                                           -------------             --------------

Long-term debt, less current portion:
    Pipeline and terminaling services                                            117,678                    155,987
    Product marketing services                                                    12,001                     11,041
    Industrial services                                                           19,186                     20,557
     Parent company                                                               23,666                     23,666
                                                                           -------------             --------------
         Total long-term debt, less current portion                              172,531                    211,251
                                                                           -------------             --------------

Deferred income taxes and other liabilities                                       15,019                     15,654

Interest of outside non-controlling partners in KPP                              120,989                    124,820

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                                            5,792                      5,792
     Common stock, without par value                                               4,248                      4,249
     Additional paid-in-capital                                                  197,268                    197,454
     Treasury stock, at cost                                                     (31,455)                   (30,278)
     Other                                                                          (121)                      (141)
     Accumulated deficit                                                         (24,808)                   (30,001)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment                                  (2,855)                    (2,272)
                                                                           -------------             --------------
         Total stockholders' equity                                              148,069                    144,803
                                                                           -------------             --------------
                                                                           $     563,663             $      560,315
                                                                           =============             ==============

                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)


                                                             Six Months Ended June 30,
                                                             -------------------------
                                                                 2000         1999
                                                             ------------  -----------
                                                              (Restated)
Operating activities:
   Net income                                                $      5,459  $     6,321
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in earnings of affiliate, net of distributions          663       (1,556)
        Interest of outside non-controlling partners in KPP        15,324       14,702
       Increase in estimated redemption value of
         Series F preferred stock                                     252        --
        Amortization of excess of cost over fair
          value of net assets of acquired businesses                1,096        1,066
        Deferred income taxes                                       3,147          596
        Depreciation and amortization                               9,347        9,063
        Changes in working capital components                      (1,937)      (6,140)
                                                             ------------  -----------
         Net cash provided by operating activities                 33,351       24,052
                                                             ------------  -----------
Investing activities:
   Capital expenditures                                            (4,157)      (5,171)
   Acquisitions, net of cash acquired                                (280)     (41,255)
   Change in other assets, net                                     (1,467)        (995)
                                                             ------------  -----------
         Net cash used in investing activities                     (5,904)     (47,421)
                                                             ------------  -----------
Financing activities:
   Issuance of debt                                                 9,347       51,490
   Payments on debt                                                (9,081)      (1,311)
   Distributions to outside non-controlling partners in KPP       (18,500)     (15,350)
   Preferred stock dividends                                         (266)        (222)
   Common stock issued                                                166           92
   Purchase of treasury stock                                      (1,530)        --
                                                             ------------  ----------
         Net cash provided by (used in) financing activities      (19,864)      34,699
                                                             ------------  ----------
Increase in cash and cash equivalents                               7,583       11,330
Cash and cash equivalents at beginning of period                   20,766        9,134
                                                             ------------  -----------
Cash and cash equivalents at end of period                   $     28,349  $    20,464
                                                             ============  ===========
Supplemental cash flow information:
   Cash paid for interest                                    $     8,636   $     8,940
                                                             ============  ===========
   Cash paid for income taxes                                $        986  $       615
                                                             ============  ===========

                 See notes to consolidated financial statements.
                                        3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)


1.   RESTATEMENT OF FINANCIAL STATEMENTS

     On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and administrative charges against earnings. The Company's results of operations for the three and six months ended June 30, 2000 have been restated to reflect non-cash charges against earnings of $126,000 and $252,000, respectively, for the estimated redemption value of the Series F Preferred Stock, as follows (in thousands):

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          As              As               As              As
                                                       Reported        Restated         Reported        Restated
                                                     -------------   -------------    -------------  --------------
     Operating income                                $      18,841   $      18,715    $      33,927  $       33,675
     Net income                                      $       3,660   $       3,534    $       5,711  $        5,459
     Earnings per common share:
       Basic                                         $        0.11   $        0.11    $        0.17  $         0.17
       Diluted                                       $        0.11   $        0.10    $        0.17  $         0.16

     Deferred income taxes and other liabilities     $       9,904   $      15,019
     Accumumated deficit                             $     (19,693)  $     (24,808)
     Total stockholders' equity                      $     153,184   $     148,069



2.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed consolidated financial statements of the Company and its subsidiaries for the three and six month periods ended June 30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at June 30, 2000 and the consolidated results of its' operations and cash flows for the periods ended June 30, 2000 and 1999. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.



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


4.    PUBLIC OFFERING OF KPP UNITS

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.7 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note 3.) As result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, in the third quarter of 1999, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million. The transaction reduced the Company's limited partner interest in KPP from 31% to 28%.


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2000 and 1999 is as follows (in thousands):

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2000            1999             2000           1999
                                                     -------------   -------------    -------------  --------------
                                                       (Restated)                       (Restated)

     Net income                                      $       3,534   $       4,012    $       5,459  $        6,321
     Other comprehensive income (loss)
        foreign currency translation
        adjustment                                            (540)             35             (583)           (525)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income                            $       2,994   $       4,047    $       4,876  $        5,796
                                                     =============   =============    =============  ==============


6.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                   Net               Common         Per-Share
                                                                 Income              Shares           Amount
                                                             ---------------     ---------------   ------------
       Three Months Ended June 30, 2000
           Net income, as restated                           $         3,534
           Dividends applicable to preferred stock                      (136)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        3,398              31,151   $        .11
                                                                                                   ============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs                                -                  1,782
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income applicable to common stock,
                Series F Preferred Stock, DSUs
                and assumed options exercised                $         3,398              32,933   $        .10
                                                             ===============     ===============   ============

       Three Months Ended June 30, 1999
           Net income                                        $         4,012
           Dividends applicable to preferred stock                      (108)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        3,904              31,436    $       .12
                                                                                                    ===========
           Effect of dilutive securities -
              Common stock options and DSUs                             -                  1,084
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised             $         3,904              32,520    $       .12
                                                             ===============     ===============    ===========

                                                                                    Weighted
                                                                                     Average
                                                                   Net               Common         Per-Share
                                                                 Income              Shares           Amount
                                                             ---------------     ---------------   ------------
       Six Months Ended June 30, 2000
           Net income, as restated                           $         5,459
           Dividends applicable to preferred stock                      (266)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        5,193              31,206    $       .17
                                                                                                    ===========
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs                                -                  1,759
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income applicable to common stock,
                Series F Preferred Stock, DSUs
                and assumed options exercised                $         5,193              32,965   $        .16
                                                             ===============     ===============   ============

       Six Months Ended June 30, 1999
           Net income                                        $         6,321
           Dividends applicable to preferred stock                      (222)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        6,099              31,425   $        .19
                                                                                                   ============
           Effect of dilutive securities -
              Common stock options and DSUs                             -                  1,069
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised             $         6,099              32,494   $        .19
                                                             ===============         ===========   ============


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

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment (in thousands).


                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
     Business segment revenues:
        Pipeline and terminaling services            $      38,438   $      39,171    $      75,118  $       76,016
        Product marketing services                          97,097          51,173          177,486          82,540
        Information technology services                      9,029           7,542           17,364          14,570
        Industrial services                                 24,351          25,065           47,310          49,181
                                                     -------------   -------------    -------------  --------------
                                                     $     168,915   $     122,951    $     317,278  $      222,307
                                                     =============   =============    =============  ==============
     Pipeline and terminaling services segment revenues:
           Pipeline operations                       $      17,483   $      16,182    $      32,731  $       31,346
           Terminaling operations                           20,955          22,989           42,387          44,670
                                                     -------------   -------------    -------------  --------------
                                                     $      38,438   $      39,171    $      75,118  $       76,016
                                                     =============   =============    =============  ==============
     Industrial services segment
       revenues:
        Underpressure services                       $      10,243   $       9,500    $      19,617  $       19,225
        Turnaround services                                 11,923          12,909           22,791          23,525
        Other services                                       2,185           2,656            4,902           6,431
                                                     -------------   -------------    -------------  --------------
                                                     $      24,351   $      25,065    $      47,310  $       49,181
                                                     =============   =============    =============  ==============

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
                                                       (Restated)                       (Restated)
     Business segment profit:
        Pipeline and terminaling services            $      14,930   $      15,642    $      27,830  $       30,566
        Product marketing services                           1,671             327            2,639             692
        Information technology services                      1,184           1,154            2,338           2,078
        Industrial services                                  2,467             257            3,886             380
        General corporate                                   (1,537)         (1,261)          (3,018)         (2,385)
                                                     -------------   -------------    -------------  --------------
           Operating income                                 18,715          16,119           33,675          31,331
        Other income                                           249             163              445             447
        Interest expense                                    (4,169)         (4,789)          (8,352)         (9,324)
        Amortization of excess of cost
           over fair value of net assets
           of acquired businesses                             (550)           (555)          (1,096)         (1,066)
                                                     -------------   -------------    -------------  --------------
        Income before income taxes and
           interest of outside non-controlling
           partners of KPP's net income              $      14,245   $      10,938    $      24,672  $       21,388
                                                     =============   =============    =============  ==============


                                                                                         June 30,      December 31,
                                                                                           2000           1999
                                                                                      -------------  --------------
     Total assets:
        Pipeline and terminaling services                                             $     362,744  $      366,935
        Product marketing services                                                           39,815          28,101
        Information technology services                                                      15,269          17,911
        Industrial services                                                                 104,468         108,094
        General corporate                                                                    41,367          39,274
                                                                                      -------------  --------------
                                                                                      $     563,663  $      560,315
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



                                        KANEB SERVICES, INC.
                                        (Registrant)


Date:  February 9, 2001                       //s//
                                       ------------------------------------
                                       Michael R. Bakke
                                       Controller