Form 10-Q/A
period 2000-09-30
KANEB SERVICES INC
filed 2001-02-09
CIK 54441

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


                                EXPLANATORY NOTE

         On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and administrative charges against earnings. The Company restated its 1999 consolidated financial statements on Form 10-K/A, and in addition, the Company's financial statements for the three and nine months ended September 30, 2000 have been restated to reflect non-cash charges against earnings of $126,000 and $378,000, respectively, for the estimated redemption value of the Series F Preferred Stock. Since this is an exchange for common stock, these cumulative charges against earnings will be offset on the effective date of the exchange by an equal increase in stockholder's equity and, as a result, the ultimate net effect on stockholder's equity will be the same under either treatment. See Note 1 to the consolidated financial statements.

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

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                ---------------------------      ---------------------------
                                                    2000            1999             2000            1999
                                                -----------      ----------      ------------     ----------
                                                       (Restated)                       (Restated)

Revenues:
     Services                                   $    69,373      $   69,409      $    200,230     $  201,679
     Products                                        99,448          64,871           285,869        154,908
                                                -----------      ----------      ------------     ----------
                                                    168,821         134,280           486,099        356,587
                                                -----------      ----------      ------------     ----------

Costs and expenses:
     Operating costs                                 44,242          45,786          133,367         137,840
     Cost of sales                                   98,254          63,158          280,367         150,632
     Depreciation and amortization                    4,775           4,682           14,122          13,745
     General and administrative                       1,139           1,403            4,157           3,788
                                                -----------      ----------      -----------      ----------

         Total costs and expenses                   148,410         115,029          432,013         306,005
                                                -----------      ----------      -----------      ----------

Operating income                                     20,411          19,251           54,086          50,582

Other income                                            463             225              908            672
Interest expense                                     (4,308)         (4,214)         (12,660)        (13,538)
Amortization of excess of cost over fair
   value of net assets of acquired businesses          (548)           (551)          (1,644)         (1,617)
                                                ------------     ----------      -----------      ----------

Income before  gain on issuance of units by
   KPP,  income  taxes and  interest of
   outside non-controlling partners in
   KPP's net income                                  16,018          14,711           40,690          36,099
Gain on issuance of units by KPP                       -             16,764             -             16,764
Income tax expense                                   (1,688)         (6,320)          (5,577)         (6,685)
Interest of outside non-controlling
  partners in KPP's net income                       (9,871)         (9,608)         (25,195)        (24,310)
                                                -----------      ----------       ----------      ----------
Net income                                            4,459          15,547            9,918          21,868
Dividends applicable to preferred stock                 127             124              393             346
                                                -----------      ----------       ----------      ----------
Net income applicable to common stock           $     4,332      $   15,423       $    9,525      $   21,522
                                                ===========      ==========       ==========      ==========

Earnings per common share:
   Basic                                        $       .14      $      .49       $      .31      $      .68
                                                ===========      ==========       ==========      ==========
   Diluted                                      $       .13      $      .47       $      .29      $      .66
                                                ===========      ==========       ==========      ==========




                See notes to consolidated financial statements.
                                        1

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                       September 30
                                                           2000      December 31
                                                       (Unaudited)       1999
                                                       ------------  -----------
                                                         (Restated)
                   ASSETS
Current assets:
     Cash and cash equivalents                           $  29,777    $  20,766
     Accounts receivable, trade                             75,925       66,991
     Inventories                                            19,909       18,063
     Prepaid expenses and other current assets              12,555       14,957
                                                         ---------    ---------
        Total current assets                               138,166      120,777
                                                         ---------    ---------

Property and equipment                                     485,796      470,351
Less accumulated depreciation and amortization             153,339      142,207
                                                         ---------    ---------
     Net property and equipment                            332,457      328,144
                                                         ---------    ---------
Investment in affiliate                                     22,168       21,978

Excess of cost over fair value of net assets
     of acquired businesses                                 61,288       62,657

Deferred tax assets                                         18,143       22,754
Other assets                                                 3,423        4,005
                                                         ---------    ---------
                                                         $ 575,645    $ 560,315
                                                         =========    =========
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt (including
         $48,000 of KPP debt at September 30, 2000)      $  49,991    $   2,471
     Accounts payable                                       22,092       20,146
     Accrued expenses                                       39,913       41,170
                                                         ---------    ---------
         Total current liabilities                         111,996       63,787
                                                         ---------    ---------

Long-term debt, less current portion:
    Pipeline and terminaling services                      117,101      155,987
    Product marketing services                              16,347       11,041
    Industrial services                                     17,704       20,557
     Parent company                                         23,666       23,666
                                                         ---------    ---------
         Total long-term debt, less current portion        174,818      211,251
                                                         ---------    ---------

Deferred income taxes and other liabilities                 15,240       15,654

Interest of outside non-controlling partners in KPP        121,642      124,820

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                      5,792        5,792
     Common stock, without par value                         4,250        4,249
     Additional paid-in-capital                            197,187      197,313
     Treasury stock, at cost                               (31,440)     (30,278)
     Accumulated deficit                                   (20,476)     (30,001)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment            (3,364)      (2,272)
                                                         ---------    ---------
         Total stockholders' equity                        151,949      144,803
                                                         ---------    ---------
                                                         $ 575,645    $ 560,315
                                                         =========    =========

                See notes to consolidated financial statements.
                                        2

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

                                                                                       Nine Months Ended
                                                                                           September 30,
                                                                                -----------------------------------
                                                                                      2000               1999
                                                                                ---------------    ----------------
                                                                                   (Restated)
Operating activities:
   Net income                                                                   $         9,918    $         21,868
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Equity in earnings of affiliate, net of distributions                               (285)             (2,515)
        Interest of outside non-controlling partners in KPP                              25,195              24,310
       Gain on issuance of units by KPP                                                     -               (16,764)
       Increase in estimated redemption value
         of Series F preferred stock                                                        378                -
        Amortization of excess of cost over fair
          value of net assets of acquired businesses                                      1,644               1,617
        Deferred income taxes                                                             5,066               7,480
        Depreciation and amortization                                                    14,122              13,745
       Changes in other liabilities                                                      (1,525)               -
        Changes in working capital components                                            (7,689)             (8,817)
                                                                                ---------------    ----------------
         Net cash provided by operating activities                                       46,824              40,924
                                                                                ---------------    ----------------

Investing activities:
   Capital expenditures                                                                  (8,509)            (13,183)
   Acquisitions, net of cash acquired                                                   (12,332)            (48,439)
   Change in other assets, net                                                           (1,137)             (2,882)
                                                                                ---------------    ----------------

         Net cash used in investing activities                                          (21,978)            (64,504)
                                                                                ---------------    ----------------

Financing activities:
   Issuance of debt                                                                      22,619              55,480
   Payments on debt                                                                      (9,024)            (57,491)
   Distributions to outside non-controlling partners in KPP                             (27,750)            (26,175)
   Preferred stock dividends                                                               (393)               (346)
   Common stock issued                                                                      243                 233
   Purchase of treasury stock                                                            (1,530)               -
   Net proceeds from issuance of units by KPP                                               -                65,574
                                                                                ---------------    ----------------

         Net cash provided by (used in) financing activities                            (15,835)             37,275
                                                                                ---------------    ----------------

Increase in cash and cash equivalents                                                     9,011              13,695
Cash and cash equivalents at beginning of period                                         20,766               9,134
                                                                                ---------------    ----------------

Cash and cash equivalents at end of period                                      $        29,777    $         22,829
                                                                                ===============    ================

Supplemental cash flow information:
   Cash paid for interest                                                       $        14,185    $         12,401
                                                                                ===============    ================
   Cash paid for income taxes                                                   $         1,624    $            956
                                                                                ===============    ================


                See notes to consolidated financial statements.
                                        3

KANEB SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)



1.   RESTATEMENT OF FINANCIAL STATEMENTS

     On February 7, 2001, Kaneb Services, Inc. (the "Company") announced that it is exchanging, in a non-cash transaction, common stock for its Series C and Series F Preferred Stocks (the "Preferred Shares") that were issued to certain officers of the Company. When the Preferred Shares were issued, it was determined that the appropriate accounting treatment was to record them as equity securities and that treatment has been consistently applied and disclosed in the consolidated financial statements. It has now been determined that their estimated redemption value should be recognized as non-cash general and administrative charges against earnings. The Company's results of operations for the three and nine months ended September 30, 2000 have been restated to reflect non-cash charges against earnings of $126,000 and $378,000, respectively, for the estimated redemption value of the Series F Preferred Stock, as follows (in thousands):

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                     -----------------------------    -----------------------------
                                                           As              As               As             As
                                                       Reported         Restated         Reported       Restated
                                                     -------------   -------------    -------------  --------------
     Operating income                                $      20,537   $      20,411    $      54,464  $       54,086
     Net income                                      $       4,585   $       4,459    $      10,296  $        9,918
     Earning per common share:
        Basic                                        $        0.14   $        0.14    $        0.32  $         0.31
        Diluted                                      $        0.14   $        0.13    $        0.31  $         0.29

     Deferred income taxes and other liabilites      $       9,999   $      15,240
     Accumulated deficit                             $     (15,235)  $     (20,476)
     Total shareholders' equity                      $     157,190   $     151,949



2.   SIGNIFICANT ACCOUNTING POLICIES

     The unaudited condensed  consolidated  financial  statements of the Company and its  subsidiaries  for the three and nine month periods ended September
     30, 2000 and 1999, have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. Significant accounting policies  followed  by  the  Company  are  disclosed  in the  notes  to the consolidated  financial  statements included in the Company's Annual Report on Form 10-K/A for the year ended  December 31, 1999. In the opinion of the
     Company's management,  the accompanying  condensed  consolidated  financial
     statements   contain  the  adjustments,   consisting  of  normal  recurring
     accruals,  necessary to present fairly the consolidated  financial position of the  Company  at  September  30,  2000 and the  consolidated  results of operations  and cash flows for the  periods  ended  September  30, 2000 and
     1999.  Operating  results for the three and nine months ended September 30,
     2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


3.   ACQUISITION BY KPP

     On February 1, 1999, Kaneb Pipe Line Partners, L.P. ("KPP") acquired six terminals in the United Kingdom from GATX Terminals Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed by term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from a public offering of KPP units (see
     Note 4). The remaining portion ($24.1 million) is due in January 2002.


4.   PUBLIC OFFERING OF KPP UNITS

     In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to in Note
     3.) As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, in the third quarter of 1999, the Company recognized a $16.8 million gain before deferred income taxes of $6.4 million. The transaction reduced the Company's limited partner interest in KPP from 31% to 28%.


5.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2000 and 1999 is as follows (in thousands):


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                     -----------------------------    -----------------------------
                                                          2000            1999             2000           1999
                                                     -------------   -------------    -------------  --------------
                                                       (Restated)                       (Restated)

     Net income                                      $       4,459   $      15,547    $       9,918  $       21,868
     Other comprehensive income (loss)
     -  foreign currency translation
        adjustment                                            (509)              3           (1,092)           (522)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income                            $       3,950   $      15,550    $       8,826  $       21,346
                                                     =============   =============    =============  ==============

6.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common          Per-Share
                                                                  Income             Shares           Amount
                                                             ---------------      --------------    -----------
       Three Months Ended September 30, 2000
           Net income, as restated                           $         4,459
           Dividends applicable to preferred stock                      (127)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        4,332              31,138    $       .14
                                                                                                    ===========
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs                                -                  1,706
                                                             ---------------      --------------
           Diluted earnings per share -
              Income applicable to common stock,
                Series F Preferred Stock, DSUs
                and assumed options exercised                $         4,332              32,844   $        .13
                                                             ===============      ==============   ============

       Three Months Ended September 30, 1999
           Net income                                        $        15,547
           Dividends applicable to preferred stock                      (124)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                       15,423              31,465   $        .49
                                                                                                   ============
           Effect of dilutive securities -
              Common stock options and DSUs                             -                  1,135
                                                             ---------------      --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised              $       15,423              32,600    $       .47
                                                              ==============       =============    ===========

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common          Per-Share
                                                                  Income             Shares           Amount
                                                             ---------------      --------------    -----------
       Nine Months Ended September 30, 2000
           Net income, as restated                           $         9,918
           Dividends applicable to preferred stock                      (393)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                        9,525              31,183    $       .31
                                                                                                    ===========
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs                                -                  1,745
                                                             ---------------      --------------
           Diluted earnings per share -
              Income applicable to common stock,
                Series F Preferred Stock, DSUs
                and assumed options exercised                $         9,525              32,928   $        .29
                                                             ===============      ==============   ============

       Nine Months Ended September 30, 1999
           Net income                                        $        21,868
           Dividends applicable to preferred stock                      (346)
                                                             ---------------
           Basic earnings per share -
              Income applicable to common stock                       21,522              31,439   $        .68
                                                                                                   ============
           Effect of dilutive securities -
              Common stock options and DSUs                             -                  1,101
                                                             ---------------      --------------
           Diluted earnings per share -
              Income applicable to common stock,
              DSUs and assumed options exercised             $        21,522              32,540   $        .66
                                                             ===============      ==============   ============


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

     The Company measures segment profit as operating income. Total assets are those controlled by each reportable segment (in thousands).

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
     Business segment revenues:
        Pipeline and terminaling services            $      41,051   $      41,573    $     116,169  $      117,589
        Product marketing services                          94,007          59,776          271,493         142,316
        Information technology services                     10,025           9,488           27,389          24,058
        Industrial services                                 23,738          23,443           71,048          72,624
                                                     -------------   -------------    -------------  --------------
                                                     $     168,821   $     134,280    $     486,099  $      356,587
                                                     =============   =============    =============  ==============
     Pipeline and terminaling services
       segment revenues:
        Pipeline operations                          $      19,567   $      18,708    $      52,298  $       50,054
        Terminaling operations                              21,484          22,865           63,871          67,535
                                                     -------------   -------------    -------------  --------------
                                                     $      41,051   $      41,573    $     116,169  $      117,589
                                                     =============   =============    =============  ==============
     Industrial services segment
       revenues:
        Underpressure services                       $       9,929   $       9,230    $      29,546  $       28,455
        Turnaround services                                 11,478          11,265           34,269          34,790
        Other services                                       2,331           2,948            7,233           9,379
                                                     -------------   -------------    -------------  --------------
                                                     $      23,738   $      23,443    $      71,048  $       72,624
                                                     =============   =============    =============  ==============

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2000           1999              2000           1999
                                                     -------------   -------------    -------------  --------------
                                                       (Restated)                       (Restated)
     Business segment profit:
        Pipeline and terminaling services            $      17,438   $      17,429    $      45,268  $       47,995
        Product marketing services                             428             559            3,067           1,251
        Information technology services                      1,192           2,065            3,530           4,143
        Industrial services                                  2,493             601            6,379             981
        General corporate                                   (1,140)         (1,403)          (4,158)         (3,788)
                                                     -------------   -------------    -------------  --------------
           Operating income                                 20,411          19,251           54,086          50,582
        Other income                                           463             225              908             672
        Interest expense                                    (4,308)         (4,214)         (12,660)        (13,538)
        Amortization of excess of cost
           over fair value of net assets
           of acquired businesses                             (548)           (551)          (1,644)         (1,617)
                                                     -------------   -------------    -------------  --------------
        Income before gain on issuance of
           units by KPP, income taxes and
           interest of outside non-controlling
           partners in KPP's net income              $      16,018   $      14,711    $      40,690  $       36,099
                                                     =============   =============    =============  ==============

                                                                                       September 30,   December 31,
                                                                                            2000           1999
                                                                                      -------------  --------------
     Total assets:
        Pipeline and terminaling services                                             $     375,096  $      366,935
        Product marketing services                                                           38,141          28,101
        Information technology services                                                      16,678          17,911
        Industrial services                                                                 104,716         108,094
        General corporate                                                                    41,014          39,274
                                                                                      -------------  --------------
                                                                                      $     575,645  $      560,315
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