Form 10-K
period 2000-12-31
KANEB SERVICES INC
filed 2001-03-30
CIK 54441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
      Title of each class                                  on which registered
-------------------------------                          -----------------------
Common Stock, Without Par Value                          New York Stock Exchange
8 3/4% Convertible Subordinated                          New York Stock Exchange
Debentures due 2008

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ X ]

     Aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant: $178,939,194. This figure is estimated as of March 23, 2001, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $6.00 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 23, 2001: 31,143,777.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I


Item 1.    Business

GENERAL

         Kaneb Services, Inc. ("Kaneb" or the "Company") conducts its principal businesses in two industry segments, specialized technical services and information technology services. The technical services and information technology services segments operate through wholly-owned subsidiaries of Furmanite Worldwide, Inc. and Kaneb Information Services, Inc., respectively. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. See - "Technical Services." Kaneb Information Services, Inc. is engaged in the information management services industry through its wholly-owned subsidiaries, which offer products and services that, among other functions, provide consulting services and computer hardware to federal and state governmental agencies and private sector customers, provide consulting services to hospitals and hospital networks implementing telemedicine systems and enable financial institutions to monitor the insurance coverage of their loan collateral. See "Information Technology Services."

         In addition to the above operations, the Company also has (i) pipeline and terminaling and (ii) product marketing segments the Company plans to distribute to its shareholders through a distribution of interests in a newly formed limited liability company, Kaneb Services LLC ("KSL"). The pipeline and terminaling and product marketing segments operate and manage refined petroleum products pipeline transportation systems and petroleum products and specialty liquids terminal storage facilities and provide wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions and in California. KSL operations have been classified as "Discontinued Operations - Businesses to be Distributed to Common Shareholders" in the accompanying consolidated financial statements.

         Kaneb was incorporated in Delaware on January 23, 1953. The Company's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (972) 699-4000.


OPERATING SEGMENTS

         Financial information regarding the Company's operating segments and foreign operations is presented under the caption "Business Segment Data" in
Note 9 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.


TECHNICAL SERVICES

         The Furmanite group of companies offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite Worldwide, Inc. has evolved into an international service company that provides technical and technology solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970's and 1980's, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. The Company acquired Furmanite in 1991 to diversify the Company's operations and pursue international growth opportunities. For the year ended December 31, 2000, Furmanite's revenues and operating income were approximately $92.1 million and $6.3 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Products and Services

         Furmanite provides on-line repairs of leaks ("leak sealing") in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system and employing proprietary diagnostic equipment under license from Framatome Technologies. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2000, 1999, and 1998, under pressure services represented approximately 42%, 40% and 38%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 48%, 45% and 46%, respectively, and product sales and other industrial services represented approximately 10%, 15% and 16%, respectively, of Furmanite's revenues for each of such years.

         Furmanite's on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and/or patented and, the Company believes, provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite holds approximately 200 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from October 2001 to December 2012. Furmanite's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials to effect the necessary repairs. These efforts are supported by an internal quality control group that works with the on-site technicians in crafting these materials.

Customers and Markets

         Furmanite's customer base includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 25 countries. Over 80% of Furmanite's revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers, while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite and similarly situated organizations. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants, and safety and environmental compliance requirements. No single customer accounted for more than 10% of this segment's consolidated revenue during any of the past three fiscal years.

         Furmanite believes that it is the most recognized brand in its industry. With its 65-year history, Furmanite's customer relationships are long-term and worldwide. Furmanite serves its customers from its Houston, Texas worldwide headquarters and maintains a substantial presence in the United Kingdom, Continental Europe and the Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Charlotte, Chicago, Houston, Merrillville and Salt Lake City. Furmanite's worldwide operations are further supported by offices currently located in Australia (6 locations), Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom (6 locations) and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 2000 were 34% for the United States, 55% for Europe and 11% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the Company's consolidated financial statements.

         Furmanite's leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty claims during the three years ended December 31, 2000. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

Safety, Environmental and Other Regulatory Matters

         Many aspects of Furmanite's operations are subject to governmental regulation. National, state and local authorities of the U.S. and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite's services and which otherwise affect its operations. Further, because of its international operations, Furmanite is subject to a number of political and economic risks, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, Furmanite's services are paid, and its operations are typically funded, in the currency of the particular country in which its business activities are conducted. Furmanite's operating results were impacted by foreign currency devaluations during the year ended December 31, 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Leak sealing under pressure and other Furmanite services are often performed in emergency situations under circumstances involving exposure to high temperatures and pressures, potential contact with caustic or toxic materials, fire and explosion hazards and environmental contamination, any of which can cause serious personal injury or property damage. Furmanite manages its operating risks by providing its technicians with extensive on-going classroom and field training and supervision, maintaining a technical support system through its staff of specialists, establishing and enforcing strict safety and competency requirements, standardizing procedures and evaluating new materials and techniques for use in connection with its lines of service. Furmanite also maintains insurance coverage for certain risks, although there is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect the Company against liability and loss of revenues resulting from the consequences of a significant accident.


INFORMATION TECHNOLOGY SERVICES

         Kaneb Information Services, Inc., together with its wholly owned subsidiaries (collectively, "KIS"), provides a suite of information technology services and related products to the U.S. Government and commercial sectors. The segment's primary business is information technology services - consulting, design, development, integration and maintenance - for database management, web-based, wireless and telemedicine applications. KIS also provides these services in voice and data networks, and network security systems. For the year ended December 31, 2000 the information services segment's revenues and operating income were $35.5 million and $4.1 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". A substantial portion of the revenues of this business segment are attributable to contracts with agencies of the U.S. Government. KIS manages its businesses from its headquarters in Richardson, Texas, and maintains offices in Bryan, Texas, Chantilly, Manassas and McLean, Virginia, and Frederick, Maryland.


Products and Services

         Database Management Services

         KIS provides comprehensive database management services to the financial industry and to the U.S. Government sector. These services include consulting, design, development and integration of database management applications, as well as database monitoring and customized reporting.

         KIS developed and licenses a database management application for financial institutions, primarily community banks. The application supports internal accounting; tracking, monitoring, analyzing and managing loans and deposits; and other banking functions. KIS also developed and licenses a professional lending system to loan companies, and an automated contingency planning system for disaster recovery to commercial banks. These applications are licensed on a per-user basis annually. KIS has recently expanded its market for similar data management applications and services to the equipment leasing industry.

         In addition to its software applications, KIS provides a full suite of services to the financial industry, including consultation on database requirements, development of applications and systems, as well as ongoing maintenance, reporting and support. KIS charges monthly fees to its customers for these services. As part of its services offering, KIS monitors, on behalf of its customers, the status of insurance coverage on automobiles pledged as loan collateral and flood insurance on homes. It coordinates communications among financial institutions, insurance companies and borrowers regarding the status of insurance coverage protecting the financial institution's loan collateral. KIS uses its own software to cross-collate databases and generate reports for lenders and insurance companies, charging monthly fees to its customers. Some customers also pay fees to KIS in instances where KIS's services result in the issuance of an insurance policy to replace lapsed coverage. KIS believes that the market for these services is fragmented among a number of small competitors, and that competition in this market is primarily based upon the quality of the service provided.

         In the U.S. Government sector, KIS provides database management applications and services for the Head Start program of the Department of Health and Human Services. KIS contracts for these services on renewable annual contracts, with pricing based principally on its General Services Administration Schedule ("GSA Schedule").

         Web-related Services

         KIS provides a full suite of web-related services to its customers, including web site design, development and maintenance, e-commerce applications, network engineering, and other web-enabled application development. Web-enabled applications developed by KIS include field research and program analysis tools, shared statistical analysis tools, and logistics coordination tools.

         KIS' web-related services are provided through renewable annual contracts, with pricing based on KIS' GSA Schedule, primarily to the U.S. Department of Health and Human Services and the U.S. Department of Commerce. In marketing these services, KIS competes with a number of other government contractors. KIS competes on the basis of its expertise and its knowledge of customers' needs.

         The Company believes that the capabilities KIS offers in web-related services with large database components offer opportunities for further expanding its market. For example, during 2000, the company secured annual contracts with governmental agencies in five states that provide information to the U.S. Department of Health and Human Services. These contracts resulted from KIS' reputation for performance with the Department of Health and Human Services, as well as the significant efficiencies gained by states' use of the same web-enabled platform as the Federal agency to which data is delivered.

         Telemedicine Services

         KIS provides consulting services supporting purchase and implementation by medical facilities of digital imaging systems, known as Picture Archival and Communication Systems ("PACS"). PACS are used in connection with digitally recorded images, such as magnetic resonance imaging, computer tomography scans, ultrasounds and digital x-rays, among others. KIS provides technical support at every stage of the implementation of a PACS by a medical facility, including planning and feasibility studies, workflow design, specification development, procurement assistance, on-site technical supervision of PACS installers, quality assurance and acceptance testing. KIS also assists the medical facilities with warranty and service issues that may arise with the manufacturer of the PACS components. KIS personnel who perform the consulting services are highly trained electrical, biomedical, and clinical engineers.

         KIS telemedicine services also extend to the design, development and implementation of technology solutions for its customers. KIS developed a wireless Local Area Network device, the LAN2GoTM, which was developed initially for a military application but has been successfully deployed in the first wireless clinical teleradiology solution, implemented in November 2000 for the radiology department of Texas Tech University in El Paso, Texas. This system delivers wireless connectivity between a hospital emergency department and radiology workstations located elsewhere in the hospital and off-site at the academic facility. The solution provides high-speed, highly secure encryption and wireless transmission of diagnostic quality images, allowing radiologists in separate facilities to read images and provide diagnoses. KIS believes this solution has market potential beyond the medical industry that could extend to education, training and other applications.

         KIS also performs work for PACS providers, such as General Electric and Phillips, in connection with the sale and installation of PACS, and for end users of the systems. KIS' principal customer in the PACS consulting field has been the Department of Defense, with whom KIS contracted to provide consulting services for eleven hospitals, with Brooke Army Medical Center, San Antonio, Texas, as the hub. The contract with the Department of Defense is a one year contract, with four annual renewal option years (KIS is currently providing services under the first renewal option year). KIS also provides these services to other military hospitals and to major teaching hospitals. KIS is also marketing wearable digitized medical records on Personal Information Carriers, which are the size of "dog tags," for the military and other government and private sector applications. KIS is exploring the potential for expanding its services in this area to teledermatology, telecardiology and home monitoring applications.

         Voice and Data Network Services

         KIS provides an end-to-end network services solution for voice and data, both wireline and wireless, that includes consulting services, specially configured computers, system security and related networking equipment. Its principal network services customers are agencies of the U.S. Department of Justice, which it serves through teaming agreements on a contract basis. The contract is renewable annually by the Department of Justice. Under this contract, KIS also provides installation and replacement services, training, software and hardware security systems to the agencies. Hardware components provided under this contract are fully compatible and interchangeable, permitting routine upgrades and swaps.

Double Eagle Acquisition

         In November 2000, KIS acquired Double Eagle Communications and Cabling, Inc. ("Double Eagle"), a full service provider of voice and data cabling and network support services based in Manassas, Virginia. Through Double Eagle, KIS provides fiber and copper cable network installation for voice and data, system design, maintenance, training and equipment sales. Specific services are supplied on annual contracts with customers, and include survey and site evaluations, system planning, installation of cabling and equipment, software installation and testing, and system programming. Customers are commercial enterprises, predominantly in the high tech industry and in the medical industry. KIS was a customer of Double Eagle's prior to its acquisition. Through this multi-year relationship, KIS had experience with Double Eagle's capabilities as a successful outsource partner that supplied cabling, maintenance and training services for Department of Justice contracts. KIS believes that this acquisition extends its ability to deliver end-to-end network services, as well as providing access to commercial customers for potential sales of KIS product and service offerings.


DISCONTINUED OPERATIONS - BUSINESSES TO BE DISTRIBUTED
TO COMMON SHAREHOLDERS

         The pipeline, terminaling and products marketing business segments are classified as "Discontinued Operations - Businesses to be Distributed to Common Shareholders" in light of the proposed distribution of those business segments to the Company's shareholders in the form of interest in the newly formed limited liability company, KSL. It is anticipated that the distribution will be completed in the second quarter of 2001.

         KSL, through a wholly-owned subsidiary, Kaneb Pipe Line Company ("KPL") manages and operates its refined petroleum products pipeline transportation system and petroleum products and specialty liquids terminal storage business, for the benefit of Kaneb Pipe Line Partners, L.P. ("KPP"), which owns such systems and facilities through its subsidiaries. The pipeline business consists primarily of the transportation, as a common carrier, of refined petroleum products in Colorado, Iowa, Kansas, Nebraska, North Dakota, South Dakota and Wyoming, as well as related terminaling activities. The terminaling business, which is the third largest independent liquids terminaling company in the United States, is conducted by KPP under the tradenames of "ST Services" and "StanTrans, Inc.," among others (collectively, "ST"). KPL operates ST's 42 terminal storage facilities in 24 states, the District of Columbia and six facilities in the United Kingdom, with total storage capacity of approximately
38.3 million barrels. For a more detailed discussion of the business, activities and results of operations of KPP, reference is made to its Annual Report on Form 10-K for the year ended December 31, 2000, and other publicly filed documents of KPP (NYSE: KPP). In March 1998, KPL acquired a products marketing business engaged in the business of acquiring quantities of motor fuels and reselling them in smaller lots at truck racks located in terminal storage facilities along pipelines primarily located throughout California, Colorado, Illinois, Indiana, Ohio, Wisconsin and Wyoming.

         Additional information regarding KSL may be found in the Form 10 filed by KSL on March 23, 2001 with the Securities and Exchange Commission.


ENVIRONMENTAL CONTROLS

         Many of the Company's operations are subject to national, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities.


EMPLOYEES

         At December 31, 2000, the continuing operations of the Company and its subsidiaries employed 1,131 persons. The Furmanite group of companies employed a total of 872 persons, and 240 persons were employed by the KIS group of companies. As of December 31, 2000, approximately 252 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date.


Item 2.    Properties

         The properties owned or utilized by the Company and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of the Company and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Notes 8 and 10 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

         The Company's corporate headquarters is located in an office building in Richardson, Texas, pursuant to a lease agreement that expires in 2002, subject to a five-year renewal option. The facilities used in the operations of the Company's subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for three Furmanite properties located in the United Kingdom, which are owned in fee. For additional information regarding the properties utilized in the operations of KPP, reference is made to the Annual Report on Form 10-K of KPP.


Item 3.    Legal Proceedings

         The Company is a Plaintiff in a legal proceeding involving malpractice issues with a professional service provider previously used by the Company. This action is in the advanced stages of discovery, and trial proceedings are scheduled for summer of 2001. At this time the Company is unable to reasonably estimate potential recoveries, if any, under this action.

         A subsidiary of the Company, classified as discontinued operations, was notified in 1989 that it is a "potentially responsible party" in connection with a governmental investigation relating to a waste disposal facility which has been subject to remedial action as a location listed on the Environmental Protection Agency's ("EPA") Superfund Federal Priority List ("Superfund"). Proceedings arising under Superfund typically involve numerous waste generators and other waste transportation and disposal companies for each identified facility and seek to allocate or recover costs associated with site investigation and cleanup, which costs could be substantial. This proceeding involves actions allegedly taken by a former operating subsidiary of the Company at a time prior to the acquisition of such subsidiary by the Company. The Company's subsidiary has been included within a de minimis group of waste generators that are involved in this proceeding, who have been negotiating a collective settlement of their liabilities with the EPA. However, the Company has joined with others within this de minimis group who are each contesting their respective liability. Proceedings in this matter are ongoing. The Company has reviewed its potential exposure, if any, in connection with this matter, giving consideration to the nature, accuracy and strength of evidence relating to the Company's alleged relationship to the location, the amount and nature of waste taken to the location, and the number, relationship and financial ability of other named and unnamed "potentially responsible parties" at the location. While the Company does not anticipate that the amount of expenditures from its involvement in the above matter will have a material adverse effect on the Company's operations or financial condition, the possibility remains that technological, regulatory, enforcement or legal developments, the results of environmental studies or other factors could materially alter this expectation at any time.

         Certain subsidiaries of KPP, which have been included in discontinued operations, were sued in a Texas state court in 1997 by Grace Energy Corporation ("Grace"), the entity from which KPP acquired ST Services in 1993. The lawsuit involves environmental response and remediation allegedly resulting from jet fuel leaks in the early 1970's from a pipeline. The pipeline, which connected a former Grace terminal with Otis Air Force Base in Massachusetts, was abandoned in 1976, when the connecting terminal was sold to an unrelated entity.

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

         At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST transaction. The Judge also awarded attorney fees to Grace.

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


Item 4.    Submission of Matters to a Vote of Security Holders

         The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2000.

                                     PART II

Item 5.    Market for the Registrant's Common Equity and
           Related Stockholder Matters

         Shares of the Company Common Stock are listed and traded principally on the New York Stock Exchange, under the symbol KAB. At March 23, 2001, there were approximately 4,500 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                                     Quoted Stock Prices
                                                ------------------------------
             Calendar Year                       High                    Low
             ----------------                   -------                 ------
             1999:

             First Quarter                      4 5/8                   3 7/8
             Second Quarter                     4 9/16                  3 7/8
             Third Quarter                      5 1/8                   4 1/8
             Fourth Quarter                     5                       4 3/16

             2000:

             First Quarter                      5 7/8                   4 5/16
             Second Quarter                     6 3/4                   4
             Third Quarter                      4 7/8                   4
             Fourth Quarter                     6                       4 7/16


         The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite contain restrictions on the respective subsidiary's ability to pay dividends or distributions to the Company, if an event of default exists.


Item 6.  Summary Historical Financial Data

         The following selected financial data (in thousands, except per share amounts) is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. As a result of the planned distribution (See Note 1 to the Consolidated Financial Statements), the Company's pipeline, terminaling and product marketing businesses have been reclassified as "discontinued operations - businesses to be distributed to common shareholders" for all periods presented. The Company has not declared a dividend on its Common Stock for any of the periods presented.

                                                                    Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              2000          1999            1998            1997           1996
                                           ----------     ---------      ----------     ----------      ----------

Income Statement Data:

Revenues............................       $  127,641     $ 135,433      $  135,825     $  115,780      $  111,307
                                           ==========     =========      ==========     ==========      ==========
Operating income (loss).............       $    4,102     $  (4,566)     $    3,335     $    3,361      $      682
                                           ==========     =========      ==========     ==========      ==========
Income (loss) from continuing
   operations before benefit of
   recognizing tax loss carryforwards
   (change in valuation allowance)..       $      503     $  (6,674)    $    (1,264)    $   (2,725)     $   (5,030)

Benefit of recognizing tax loss
   carryforwards (change in
   valuation allowance).............            6,280        37,124             -              -              -
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations.......................            6,783        30,450          (1,264)        (2,725)         (5,030)

Income from discontinued operations -
   businesses to be distributed
   to common shareholders...........           10,386        28,459          14,840         13,368          12,054
                                           ----------     ---------      ----------     ----------      ----------
Net income..........................       $   17,169     $  58,909      $   13,576     $   10,643      $    7,024
                                           ==========     =========      ==========     ==========      ==========

Per Share Data:

Earnings (loss) per common share:
   Basic:
     Continuing operations..........       $      .20     $     .95      $     (.06)    $     (.10)     $     (.17)
     Discontinued operations........              .33           .91             .47            .41             .36
                                           ----------     ---------      ----------     ----------      ----------
        Total.......................       $      .53     $    1.86      $      .41     $      .31      $      .19
                                           ==========     =========      ==========     ==========      ==========
   Diluted:
     Continuing operations..........       $      .19     $     .92      $     (.06)    $     (.10)     $     (.17)
     Discontinued operations........              .31           .87             .47            .41             .36
                                           ----------     ---------      ----------     ----------      ----------
        Total.......................       $      .50     $    1.79      $      .41     $      .31      $      .19
                                           ==========     =========      ==========     ==========      ==========

Balance Sheet Data:
Cash and cash equivalents...........       $   20,517     $  14,516      $    7,264     $   15,626      $   15,360
Working capital.....................           81,185        42,191          18,709         24,796          18,359
Total assets........................          226,643       219,540         158,796        151,866         151,747
Long-term debt......................           39,593        44,223          43,958         48,934          47,091
Stockholders' equity (a)............          166,039       144,803          87,445         78,447          75,366


(a) See Note 6 to the Company's Consolidated Financial Statements for a discussion of the Company's Series A Preferred Stock.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.


General

         The Company's continuing operations are conducted through two business segments, specialized technical services and information technology services. As a result of the planned distribution (See Note 1 to the Consolidated Financial Statements), the Company's pipeline, terminaling and product marketing businesses have been reclassified as "discontinued operations - businesses to be distributed to common shareholders" for all periods presented.


Consolidated Results of Operations

                                                                            (in millions)
                                                              -------------------------------------------
                                                                  2000           1999             1998
                                                              -----------    -----------      -----------

  Revenues..................................................  $     127.6    $     135.4      $     135.8
                                                              ===========    ===========      ===========
  Operating income..........................................  $       4.1    $      (4.6)     $       3.3
                                                              ===========    ===========      ===========
  Income from continuing operations before benefit
    of recognizing tax loss carryforwards (change in
    valuation allowance)...................................   $       0.5    $      (6.7)     $      (1.3)
                                                              ===========    ===========      ===========
  Net income:
    Continuing operations..................................   $       6.8    $      30.4      $      (1.2)
    Discontinued operations - businesses to be
      distributed to common shareholders...................          10.4           28.5             14.8
                                                              -----------    -----------      -----------
        Net income  ........................................  $      17.2    $      58.9      $      13.6
                                                              ===========    ===========      ===========
  Capital expenditures from continuing operations,
    excluding acquisitions.................................   $       2.7    $       2.7      $       2.9
                                                              ===========    ===========      ===========

         For the year ended December 31, 2000, revenues decreased $7.8 million, or 6%, when compared to 1999, due to a $6.0 million decrease in revenues from the technical services business and a $1.9 million decrease in revenues from the information technology services business. Operating income increased by $8.7 million in 2000, compared to 1999, due to an increase in technical services operating income of $6.5 million, partially offset by a $1.4 million decrease in information technology operating income. In addition, general and administrative expenses decreased by $3.5 million in 2000, compared to 1999, due to lower non-cash corporate general and administrative expenses resulting from the estimated redemption value of the Company's Series F Preferred stock. In connection with the planned distribution, the Board of Directors has authorized the exchange, in a non-cash transaction, of common stock of the Company for all Series F Preferred shares outstanding. The exchange is expected to be completed in the first half of 2001.

         Income from continuing operations before the benefit of recognizing tax loss carryforwards (change in valuation allowance) increased $7.2 million for the year ended December 31, 2000, compared to 1999. Consolidated net income for 2000 includes $6.3 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income (See "Income Taxes"). Income from continuing operations, including this item, was $6.8 million for the year ended December 31, 2000. Income from discontinued operations - businesses to be distributed to common shareholders decreased by $18.1 million for the year ended December 31, 2000, compared to 1999, which includes a gain on sale of units by KPP of $10.4 million, net of deferred income taxes.

         For the year ended December 31, 1999, revenues were essentially the same as 1998, with a $16.7 million increase in revenues generated by the information technology business, offset by a $17.0 million decrease from the technical services business. Operating income in 1999 decreased by $7.9 million, due largely to a $5.0 million decrease in technical services operating income and a non-cash general and administrative charge of $4.9 million for increases in the estimated redemption value of the Series F Preferred stock, partially offset by a $1.8 million increase in information technology services operating income.

         Income (loss) from continuing operations before the benefit of recognizing tax loss carryforwards (change in valuation allowance) was ($6.7) million for the year ended December 1999, compared to ($1.3) million in 1998. The decrease was primarily due to the non-cash general and administrative charge of $4.9 million for the estimated redemption value of its Series F Preferred stock. Consolidated 1999 income from continuing operations includes $37.1 million in expected benefits from prior years' tax losses (changes in valuation allowance) that are available to offset future taxable income (See "Income Taxes"). 1999 Income from continuing operations including this item, was $30.4 million for the year ended December 31, 1999. Income from discontinued operations - businesses to be distributed to common shareholders increased $13.7 million, for the year ended December 31, 1999, compared to 1998, due primarily to a gain on the sale of units by KPP of $10.4 million, net of deferred income taxes.

Technical Services

         The Company's technical services business is conducted through its Furmanite group of wholly-owned subsidiaries. Furmanite provides specialized services, including leak sealing under pressure, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process, power and heavy industries worldwide.

                                                                            (in millions)
                                                              -------------------------------------------
                                                                  2000           1999             1998
                                                              -----------    -----------      -----------
  Revenues:
     United States........................................    $      31.7    $      29.8      $      35.5
     Europe...............................................           50.4           57.3             68.1
     Asia-Pacific.........................................           10.0           11.0             11.5
                                                              -----------    -----------      -----------
                                                              $      92.1    $      98.1      $     115.1
                                                              ===========    ===========      ===========
  Operating income:
     United States........................................    $       1.6    $       1.0      $       1.7
     Europe...............................................            7.0            3.3              5.5
     Asia-Pacific.........................................            0.9            0.5              1.0
     Headquarters.........................................           (3.2)          (3.3)            (3.5)
                                                              -----------    -----------      -----------
     Operating income before severance and other costs....            6.3            1.5              4.7
     Severance and other costs............................            -             (1.8)            -
                                                              -----------    -----------      -----------
                                                              $       6.3    $      (0.3)     $       4.7
                                                              ===========    ===========      ===========
  Capital expenditures, excluding acquisitions............    $       2.2    $       2.3      $       2.6
                                                              ===========    ===========      ===========


         For the year ended December 31, 2000, Furmanite's revenues decreased by $6.0 million, or 6%, when compared to 1999, primarily due to devaluations in foreign currencies and an overall weak market for technical services worldwide. In the United States, revenues increased by $1.9 million, or 6%, due to an increased level of turnaround services. In Europe, revenues decreased by $6.9 million, or 12%, due primarily to the devaluations of foreign currencies and decreases in demand for turnaround and other technical services in Continental Europe, which more than offset increased business levels in the United Kingdom. The 2000 decrease of $1.0 million, or 9%, in Asia-Pacific revenues is primarily due to devaluations in foreign currencies and, to a lesser extent, decreases in turnaround and other services provided.

         For the year ended December 31, 1999, Furmanite's revenues decreased by $17.0 million, or 15%, when compared to 1998, due to extremely weak industry market conditions in the United States and Europe. In the United States, revenues decreased by $5.7 million, or 16%, due to declines in turnaround and other services resulting from the weak market conditions. In Europe, revenues decreased by $10.8 million, or 16%, due to lower turnaround and other process plant services, primarily in the United Kingdom and Germany, as a result of weak market conditions in these regions. The 1999 decrease in Asia-Pacific revenues is primarily due to declines in under pressure and turnaround services.

         Overall, Furmanite's operating income, before severance and other costs, increased by $4.8 million, or 320%, in 2000, compared to 1999, due to improved general market conditions in the United States and overall operation efficiencies realized as a result of streamlining the segment's workforce in 1999 to match the market conditions in each of the operating regions. These improvements were partially offset by devaluations in foreign currencies. Furmanite's 1999 operating income, before severance and other costs, decreased by $3.2 million, or 67%, compared to 1998, due to the extremely weak industry market conditions in the United States and Europe. Severance and other costs incurred and paid in 1999 were a result of the streamlining effort.

         Capital expenditures from continuing operations are primarily related to technical services equipment and capital costs related to the implementation of new services. Capital expenditures for 2001 are currently estimated to be $2 million to $4 million, depending on the economic environment and the needs of the business.


Information Technology Services

         The Company's information technology services business is conducted through wholly-owned subsidiaries. The information services group provides network design and installation services, database management and processing services, specialized medical technology services, insurance tracking services, hardware distribution and other related information technology services. The medical services division provides systems integration and open architecture-based telemedicine solutions, including assessment and planning, installation assistance, clinical systems integration, acceptance testing, and systems maintenance and management of telemedicine applications.

                                                                            (in millions)
                                                              -------------------------------------------
                                                                  2000           1999             1998
                                                              -----------    -----------      -----------
  Revenues................................................    $      35.5    $      37.4      $      20.7
                                                              ===========    ===========      ===========
  Operating income........................................    $       4.1    $       5.5      $       3.7
                                                              ===========    ===========      ===========
  Capital expenditures, excluding acquisitions............    $       0.5    $       0.4      $       0.3
                                                              ===========    ===========      ===========

         In November 2000, the Company, through a wholly-owned subsidiary, acquired Double Eagle Communications and Cabling, Inc. ("Double Eagle"). Double Eagle is a full service provider of voice and data cabling and network support services. On March 23, 1999, the Company, through a wholly-owned subsidiary, acquired the capital stock of Ellsworth Associates, Inc. ("Ellsworth"). Ellsworth provides information technology services, including network, database and systems design, and application programming, primarily to government agencies.

         For the year ended December 31, 2000, revenues decreased $1.9 million, or 5% and operating income decreased $1.4 million, or 25%, when compared to 1999. Increases in services revenues were more than offset by declines in equipment sales. Revenues from equipment sales, furnished at the request of selected customers, declined in 2000, compared to 1999, due to fluctuations in customer needs. For the year ended December 31, 1999, revenues increased $16.7 million, or 81% and operating income increased $1.8 million, or 49% when compared to 1998, primarily due to the Ellsworth acquisition and increased consulting services and computer hardware sales provided to various national government agencies and the private sector.


Discontinued Operations - Businesses to be Distributed to Common Shareholders

                                                                            (in millions)
                                                              -------------------------------------------
                                                                  2000           1999             1998
                                                              -----------    -----------      -----------
  Revenues:
     Pipeline and terminaling services....................    $     156.2    $     158.0      $     125.8
     Product marketing services...........................          381.2          212.3            114.2
                                                              -----------    -----------      -----------
                                                              $     537.4    $     370.3      $     240.0
                                                              ===========    ===========      ===========
  Operating income:
     Pipeline and terminaling services....................    $      58.1    $      64.3      $      55.1
     Product marketing services...........................            2.5            1.5              0.9
                                                              -----------    -----------      -----------
                                                              $      60.6    $      65.8      $      56.0
                                                              ===========    ===========      ===========

         The pipeline and terminaling segment includes the operations of KPP. KPP provides transportation services of refined petroleum products through a pipeline system that extends throughout the Midwestern states and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through its 2% general partner interest and a 28% limited partner interest in the Partnership. The products marketing business segment provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California. On March 25, 1998, a wholly-owned subsidiary of the Company acquired the petroleum products marketing business for $1.5 million, plus the cost of inventories. The Company's product marketing services segment consists of the operations of that business since the acquisition date.

         For the year ended December 31, 2000, pipeline and terminaling revenues decreased by $1.8 million, or 1%, compared to 1999, due to a $4.9 million decrease in terminaling revenues and a $3.1 million increase in pipeline revenues. For the year ended December 31, 1999, pipeline and terminaling revenues increased by $32.2 million, or 26%, compared to 1998, due to a $28.0 million increase in terminaling revenues and a $4.2 million increase in pipeline revenues. Terminaling revenue increases in 2000 resulting from the United Kingdom and other 1999 terminal acquisitions were more than offset by decreases in tank utilization due to unfavorable domestic market conditions resulting from declines in forward product pricing. The 1999 increase in terminaling revenues is due to terminal acquisitions and increased utilization of existing terminals due to favorable market conditions, partially offset by a decrease in the overall average price realized for storage. Average annual tankage utilized for the years ended December 31, 2000, 1999 and 1998 aggregated 21.0 million barrels, 22.6 million barrels and 15.2 million barrels, respectively. The 2000 decrease in average annual tankage utilized resulted from the unfavorable domestic market conditions. The 1999 increase resulted from the acquisitions and increased storage at KPP's largest petroleum storage facility. Average revenues per barrel of tankage utilized for the years ended December 31, 2000, 1999 and 1998 was $4.12, $4.00 and $4.11, respectively. The increase in 2000 average annual revenues per barrel of tankage utilized, when compared to 1999, was due to the storage of a larger proportionate volume of specialty chemicals, which are historically at higher per barrel rates than petroleum products. The unusually low 1999 average revenues per barrel of tankage utilized was due to the 1999 temporary increase in storage at KPP's largest petroleum storage facility. The increase in pipeline revenues for 2000 is due to an increase in terminaling charges. The 1999 increase in pipeline revenues, when compared to 1998, is due to overall increases in total volumes shipped, primarily on the East Pipeline. Barrel miles totaled 17.8 billion, 18.4 billion and 17.0 billion for the years ended December 31, 2000, 1999 and 1998, respectively.

         Pipeline and terminaling operating income decreased by $6.2 million, or 10% in 2000, compared to 1999, due to a $6.3 million decrease in terminaling operating income and a $0.1 million increase in pipeline operating income. The decline in 2000 terminaling operating income is due to the unfavorable market conditions resulting from declines in forward product pricing. For the year ended December 31, 1999, pipeline and terminaling operating income increased by $9.2 million, or 17%, compared to 1998, due to a $7.0 million increase in terminaling operating income and a $2.2 million increase in pipeline operating income. The increase in 1999 terminaling operating income is the result of the acquisitions and the increase in tank utilization. The 1999 improvement in pipeline operating income is due to overall increases in volumes shipped.

         The interest of outside non-controlling partners in KPP's net income was $32.7 million, $33.5 million and $29.2 million in 2000, 1999 and 1998, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $37.0 million, $35.4 million and $28.5 million in 2000, 1999 and 1998, respectively.

         For the years ended December 31, 2000 and 1999, product marketing revenues increased by $168.9 million and $98.1 million, respectively due to an increase in both sales volumes and sales price. Total gallons sold for the years ended December 31, 2000, 1999 and 1998 aggregated 408 million, 349 million and 222 million, respectively. The volume increases are due to a combination of increasing the number of terminals through which products are sold and increasing the sales volumes at existing locations. The average price realized per gallon of product sold for the years ended December 31, 2000, 1999 and 1998 was $0.94, $0.61 and $0.52, respectively, due to significant increases in overall market prices, especially in 2000. For the years ended December 31, 2000 and 1999, product marketing operating income increased $1.0 million and $0.6 million, respectively, due to the increase in both the volumes sold and the sales price received.

         On January 3, 2001, KPP acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of
7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

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

         On October 30, 1998, KPP entered into acquisition and joint venture agreements with Northville Industries Corp. ("Northville") to acquire and manage the former Northville terminal located in Linden, New Jersey. Under the agreements, KPP acquired a 50% interest in the newly-formed ST Linden Terminal LLC for $20.5 million plus transaction costs. The petroleum storage facility, which has capacity of 3.9 million barrels in 22 tanks, was funded with bank financing which was paid off using a portion of the proceeds from KPP's public unit offering in July 1999. (See "Liquidity and Capital Resources")


Income Taxes

         The Company  recognized  expected benefits from prior years' tax losses
(change in valuation allowance) that are available to offset future taxable income of $6.3 million and $37.1 million for 2000 and 1999, respectively. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence, including the effect of the distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods, including the effect of the distribution, and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used. As a result of the 1999 recognition of expected future income tax benefits, the results of operations for the year ended December 31, 2000 reflects a full effective tax rate provision, before change in valuation allowance.

         Additionally, the Company's income tax expense for the years ended December 31, 2000 and 1999 includes benefits of $1.1 million and $1.6 million related to favorable developments pertaining to certain state and foreign income tax issues.


Liquidity and Capital Resources

Continuing Operations

         Cash provided by (used in) operating activities was $8.8 million, ($4.9 million) and $3.0 million during the years 2000, 1999 and 1998, respectively. The increase in 2000, compared to 1999, was due primarily to improvements in the technical services business and normal fluctuations in working capital accounts. The decline in 1999, compared to 1998, was due primarily to decreases in the technical services revenues, and costs incurred in 1999 as a result of the segment's streamlining effort.

         At December 31, 2000, $14.1 million was outstanding under a credit facility, as amended, that was originally obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the parent company, is due in June 2002, bears interest at the option of the borrower at variable rates (7.94% at December 31, 2000) based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points and contains certain financial and operational covenants with respect to the technical services group of companies. The Company is in the process of negotiating a new credit agreement which, among other matters, is expected to extend the debt's due date past June 2002.

         In December 1995, the Company entered into an agreement with an international bank that, as amended, provides for a $15 million revolving credit facility through June 2001 that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of 0.5% per annum of the unused credit facility. No amounts were drawn under the credit facility at December 31, 2000, 1999 or 1998.

         Consolidated capital expenditures for 2001 have been budgeted at $2 million to $4 million, depending on the economic environment and the needs of the business. Consolidated debt maturities, including capital leases, are $0.6 million; $19.1 million; $2.3 million; $2.1 million; and $2.1 million, respectively, for each of the five years ending December 31, 2005. Capital expenditures (excluding acquisitions) in 2001 are expected to be funded from existing cash and anticipated cash flows from operations.


Discontinued Operations - Business to be Distributed to Common Shareholders

         In December 2000, KPP entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. No amounts were drawn on the facility at December 31, 2000. The credit facility, which is without recourse to the parent company, bears interest at variable rates, has a variable commitment fee on unutilized amounts and contains certain financial and operational covenants. In January 2001, proceeds from the facility were used to repay in full KPP's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, KPP incurred $6.3 million in prepayment penalties, which will be recognized by KPP as an extraordinary expense in the first quarter of 2001. At January 3, 2001, $257.5 million was drawn on the facility, at an interest rate of 6.31%, which is due in December of 2003.

         In January 1999, KPP entered into a credit agreement with a bank that provided for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. $18.3 million of the term loans were repaid in July 1999 with a portion of the proceeds from KPP's public unit offering. The remaining portion ($23.9 million), with a fixed rate of 7.14%, is due in January 2002. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans, which are without recourse to the parent company, contain certain financial and operational covenants.

         In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's $15.0 million promissory note, KPP's $25.0 million revolving credit facility and $18.3 million of KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, the Company recognized a $16.8 million gain, before deferred income taxes of $6.4 million, in 1999.

         In March 1998, a wholly-owned subsidiary of the Company entered into a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through March 2002. The credit facility bears interest at variable rates (8.69% at December 31, 2000), has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the parent company, is secured by essentially all of the tangible and intangible assets of the products marketing business and by 500,000 KPP limited partnership units held by a wholly-owned subsidiary of the Company. At December 31, 2000, $17.2 million was drawn on the facility.

         In connection with the planned distribution, the Board of Directors has authorized the redemption of its Series A Preferred Stock for cash on March 30, 2001, at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. Additionally, the Board of Directors has authorized the exchange, in non-cash transactions, of 1,356,777 shares of the Company's common stock for all Series C Preferred and Series F Preferred shares outstanding. The exchanges are expected to be completed in the first half of 2001.

         Pursuant to the proposed distribution, Kaneb Services LLC ("KSL") intends to enter into an agreement with the Company to pay all of the expenses incurred by KSL and pay the Company an amount equal to expenses incurred by the Company in connection with the distribution. These expenses include approximately $6.1 million in expenses that the Company has incurred in connection with its redemption of its Series A Preferred Stock and approximately $1.4 million in legal and professional and other expenses that will be incurred in connection with the distribution. The distribution of common shares will be taxable to the Company which will recognize income to the extent of the excess of the value of KSL's common shares distributed over the tax basis of KSL's assets in the hands of the Company. The Company will use certain net operating losses to reduce that income, but the total amount of income is likely to exceed such offsetting losses, and the distribution agreement obligates KSL to pay the Company amounts calculated based on whatever tax is due on the net amount of income. The Company cannot predict exactly what this amount will be and what the tax will be, but estimates that the tax may range from approximately $10 million to $20 million, assuming that KSL's common shares (based on the planned distribution of one KSL common share for each three shares of the Company's common stock) have a value on the distribution date ranging from $13.50 per common share to $16.50 per common share. The amount of income tax liability incurred by the Company could vary dramatically if the KSL common shares have a value on the distribution date outside of the estimated range or if the Internal Revenue Service were to successfully disallow any of the offsetting losses.

         Additionally, in connection with the planned distribution, the Company and KSL intend to enter into an agreement, whereby KSL will pay the Company an amount of money calculated based on any tax liability of the Company that (i) is attributable to increases in tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable, in the judgement of the Company, to the businesses that become part of KSL, or (ii) is attributable to the distribution of KSL's common shares and to the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by Federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.


Recent Accounting Pronouncements

         The Company has assessed the reporting and disclosure requirements of SFAS No. 133, "Accounting and Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on the balance sheet at fair value. Changes in the value of derivative instruments which are considered hedges, will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001. The Company does not have any derivative contracts, and does not anticipate that adoption will have a material effect on the Company's results of operations or financial position.


Item 7(a).  Quantitative and Qualitative Disclosure About Market Risk

         The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $17.6 million at December 31, 2000, a one percent increase in interest rates would increase interest expense by approximately $176,000.


Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements and supplementary data of the Company begins on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

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

        Independent Auditors' Report................................      F - 1

        Financial Statements of Kaneb Services, Inc., and Subsidiaries:

          Consolidated Statements of Income - Years  Ended
             December 31, 2000, 1999 and 1998.......................      F - 2

          Consolidated Balance Sheets - December 31, 2000 and 1999..      F - 3

          Consolidated Statements of  Cash Flows - Years Ended
             December 31, 2000, 1999 and 1998.......................      F - 4

          Consolidated Statements of Changes in Stockholders'
             Equity - Years Ended December 31, 2000, 1999 and 1998..      F - 5

          Notes to Consolidated Financial Statements................      F - 6


(a)(2)   Financial Statement Schedules

         Set forth are the financial statement schedules appearing in this report.

         Schedule I - Kaneb Services, Inc. (Parent Company)
         Condensed Financial Statements:

           Statements of Income - Years Ended December 31, 2000,
             1999 and 1998..........................................     F - 27

           Balance Sheets - December 31, 2000 and 1999..............     F - 28

           Statements of Cash Flows - Years Ended
             December 31, 2000, 1999 and 1998.......................     F - 29

         Schedule II - Kaneb Services, Inc. Valuation and
             Qualifying Accounts - Years Ended December
             31, 2000, 1999 and 1998................................     F - 30

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

10.2* Kaneb Services, Inc. 1994 Stock Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 33-54027), which exhibit is hereby incorporated by reference.

10.3*    Kaneb  Services,  Inc.  Deferred Stock Unit Plan, as amended,  filed as
         Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08725) and as Exhibit 10.1 to the Exhibits of the Registrant's Current Report on Form 8-K ("Form 8-K"), which exhibits are hereby incorporated by reference.

10.4* Kaneb Services, Inc. 1996 Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08727), and as Exhibit 10.2 to the Exhibits of the Registrant's Form 8-K, which exhibits are hereby incorporated by reference.

10.5* Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 33-58981), which exhibit is hereby incorporated by reference.

10.6* Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.7* Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-22109), and as supplemented, filed as Exhibit 4.2 to the Exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-60195), and as Exhibit 10.1 to the Exhibits of the Registrant's Form 8-K, which exhibits are hereby incorporated by reference.

10.8* Kaneb Services, Inc. Non-Employee Directors Deferred Stock Unit Plan, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08723), and as Exhibit 10.3 to the Exhibits of the Registrant's Form 8-K, which exhibits are hereby incorporated by reference.

10.9* Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant's Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.10* Form of Indemnification Agreement, filed as Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1999, which exhibit is hereby incorporated by reference.

10.11 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, (the "Furmanite Loan Agreement"), filed as Exhibit 10.8 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1994;
         Exhibit 10.12 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1996; Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 1997; and, Exhibit 10.13 of the Registrant's Form 10-K for the year ended December 31, 1999, which exhibits are hereby incorporated by reference.

10.12    Amendment to the Furmanite Loan Agreement, filed herewith.

10.13 Loan Agreement between the Registrant, KPL and Bank of Scotland, (the "KSI Loan Agreement") dated as of December 1, 1995, filed as Exhibit
         10.10 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1995, which exhibit is hereby incorporated by reference.

10.14    Amendment to the KSI Loan Agreement, filed herewith.

21       List of subsidiaries of the Registrant, filed herewith.

23       Consent of KPMG LLP, filed herewith.

         Certain instruments respecting long-term debt of the Registrant have been omitted pursuant to instructions as to Exhibits. The Registrant agrees to furnish copies of any of such instruments to the Commission upon request.

*        Denotes management contracts.


(b)      Reports on Form 8-K

         Current Report on Form 8-K regarding the decision of Registrant's Board of Directors to distribute its pipeline, terminaling and product marketing business to stockholders in the form of a new limited liability company, dated November 29, 2000.

         Current Report on Form 8-K regarding Kaneb Pipe Line Partners L.P.'s Acquisition of Shore Terminals LLC, located in California, Washington, Oregon and Nevada, dated January 3, 2001.

         Current Report on Form 8-K/A updating Kaneb Pipe Line Partners L.P.'s Acquisition of Shore Terminals LLC, located in California, Washington, Oregon and Nevada, dated March 19, 2001.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Kaneb Services, Inc.

We have audited the consolidated financial statements of Kaneb Services, Inc. and its subsidiaries as listed in the index appearing under Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the index appearing under Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




KPMG LLP
Dallas, Texas
March 2, 2001

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2000              1999               1998
                                                               --------------     --------------    ---------------
Revenues:
    Services...............................................    $  110,440,000     $  113,476,000    $   124,413,000
    Products...............................................        17,201,000         21,957,000         11,412,000
                                                               --------------     --------------    ---------------
      Total revenues.......................................       127,641,000        135,433,000        135,825,000
                                                               --------------     --------------    ---------------
Costs and expenses:
    Operating costs........................................        96,341,000        105,078,000        112,161,000
    Cost of products sold..................................        15,749,000         19,218,000          9,272,000
    Depreciation and amortization..........................         5,097,000          5,896,000          5,966,000
    General and administrative.............................         6,352,000          9,807,000          5,091,000
                                                               --------------     --------------    ---------------
      Total costs and expenses.............................       123,539,000        139,999,000        132,490,000
                                                               --------------     --------------    ---------------

Operating income (loss)....................................         4,102,000         (4,566,000)         3,335,000

Interest income............................................           909,000            534,000              -
Other income (expense).....................................          (239,000)          (208,000)           (26,000)
Interest expense...........................................        (3,883,000)        (3,817,000)        (4,100,000)
                                                               --------------     --------------    ---------------
Income (loss) from continuing operations before
    income taxes...........................................           889,000         (8,057,000)          (791,000)

Income tax benefit (expense)...............................         5,894,000         38,507,000           (473,000)
                                                               --------------     --------------    ---------------
Income (loss) from continuing operations...................         6,783,000         30,450,000         (1,264,000)
Income from discontinued operations - businesses to be
    distributed to common shareholders, net of
    income taxes...........................................        10,386,000         28,459,000         14,840,000
                                                               --------------     --------------    ---------------
      Net income...........................................        17,169,000         58,909,000         13,576,000

Dividends applicable to preferred stock....................           479,000            487,000            508,000
                                                               --------------     --------------    ---------------
Net income applicable to common stock......................    $   16,690,000     $   58,422,000    $    13,068,000
                                                               ==============     ==============    ===============

Earnings (loss) per common share:
    Basic:
      Continuing operations................................    $         0.20     $         0.95    $         (0.06)
      Discontinued operations..............................              0.33               0.91               0.47
                                                               --------------     --------------    ---------------
                                                               $         0.53     $         1.86    $          0.41
                                                               ==============     ==============    ===============
    Diluted:
      Continuing operations................................    $         0.19     $         0.92    $         (0.06)
      Discontinued operations..............................              0.31               0.87               0.47
                                                               --------------     --------------    ---------------
                                                               $         0.50     $         1.79    $          0.41
                                                               ==============     ==============    ===============



                 See notes to consolidated financial statements.

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2000                   1999
                                                                              --------------         --------------
                                                      ASSETS
Current assets:
   Cash and cash equivalents......................................            $   20,517,000         $   14,516,000
   Accounts receivable, trade (net of allowance for  doubtful
     accounts of $605,000 in 2000 and $999,000 in 1999)...........                29,198,000             33,334,000
   Inventories....................................................                 7,641,000              8,587,000
   Prepaid expenses and other current assets......................                 6,749,000              4,423,000
   Current deferred tax asset.....................................                36,489,000              5,250,000
                                                                              --------------         --------------
     Total current assets.........................................               100,594,000             66,110,000
                                                                              --------------         --------------

Property and equipment............................................                30,585,000             30,717,000
Less accumulated depreciation and amortization....................                20,043,000             19,529,000
                                                                              --------------         --------------
   Net property and equipment.....................................                10,542,000             11,188,000
                                                                              --------------         --------------

Excess of cost over fair value of net assets of acquired businesses               62,470,000             61,222,000
Deferred income taxes and other assets............................                11,215,000             37,656,000
Net assets of discontinued operations - businesses to be distributed
   to common shareholders.........................................                41,822,000             43,364,000
                                                                              --------------         --------------
                                                                              $  226,643,000         $  219,540,000
                                                                              ==============         ==============

                                              LIABILITIES AND EQUITY
Current liabilities:
   Current portion of long-term debt - technical services.........            $      595,000         $    2,471,000
   Accounts payable...............................................                 5,081,000              6,831,000
   Accrued expenses...............................................                13,733,000             14,617,000
                                                                              --------------         --------------
     Total current liabilities....................................                19,409,000             23,919,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Technical services.............................................                18,197,000             20,557,000
   Parent company.................................................                21,396,000             23,666,000
                                                                              --------------         --------------
     Total long-term debt, less current portion...................                39,593,000             44,223,000
                                                                              --------------         --------------
Other liabilities.................................................                 1,602,000              6,595,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value.............................                 5,792,000              5,792,000
   Common stock, without par value.  Authorized
     60,000,000 shares; issued 36,641,121 shares in 2000 and
     36,638,069 shares in 1999....................................                 4,250,000              4,249,000
   Additional paid-in capital.....................................               203,989,000            197,313,000
   Treasury stock, at cost........................................               (31,440,000)           (30,278,000)
   Accumulated deficit............................................               (13,311,000)           (30,001,000)
   Accumulated other comprehensive income (loss) -
     foreign currency translation adjustment......................                (3,241,000)            (2,272,000)
                                                                              --------------         --------------
     Total stockholders' equity...................................               166,039,000            144,803,000
                                                                              --------------         --------------
                                                                              $  226,643,000         $  219,540,000
                                                                              ==============         ==============



                 See notes to consolidated financial statements.

                      KANEB SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   2000               1999                1998
                                                              -------------       -------------     ---------------
Operating activities:
   Income (loss) from continuing operations...............    $   6,783,000       $  30,450,000     $   (1,264,000)
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating activities:
       Depreciation and amortization......................        5,097,000           5,896,000          5,966,000
       Increase in the estimated redemption value of
         Series F preferred stock.........................        1,387,000           4,863,000              -
       Deferred income taxes..............................       (6,150,000)        (37,197,000)           (35,000)
       Other..............................................          410,000             553,000              -
       Changes in current assets and liabilities:
         Accounts receivable..............................        5,857,000          (5,216,000)        (2,077,000)
         Inventories......................................        1,359,000           1,078,000         (2,586,000)
         Prepaid expenses and other current assets........       (2,346,000)         (2,236,000)          (480,000)
         Accounts payable and accrued expenses............       (3,589,000)         (3,044,000)         3,486,000
                                                              -------------       -------------     --------------
     Operating activities of continuing operations........        8,808,000          (4,853,000)         3,010,000
     Operating activities of discontinued operations......       53,407,000          54,937,000         51,196,000
                                                              -------------       -------------     --------------
     Net cash provided by operating activities............       62,215,000          50,084,000         54,206,000
                                                              -------------       -------------     --------------
Investing activities:
   Capital expenditures...................................       (2,690,000)         (2,719,000)        (2,855,000)
   Acquisitions...........................................       (4,804,000)         (4,049,000)             -
   Other, net.............................................         (418,000)             28,000          1,465,000
   Investing activities of discontinued operations........      (20,067,000)        (66,922,000)       (53,292,000)
                                                              -------------       -------------     --------------
     Net cash used in investing activities................      (27,979,000)        (73,662,000)       (54,682,000)
                                                              -------------       -------------     --------------
Financing activities:
   Issuance of debt ......................................          924,000           2,810,000          2,865,000
   Payments on debt and capital leases ...................       (7,429,000)         (2,515,000)        (8,459,000)
   Preferred stock dividends paid.........................         (479,000)           (487,000)          (508,000)
   Common stock issued....................................          255,000             253,000            194,000
   Purchase of treasury stock.............................       (1,530,000)           (555,000)        (4,868,000)
   Financing activities of discontinued operations........      (19,976,000)         31,324,000          2,890,000
                                                              -------------       -------------     --------------
     Net cash provided by (used in) financing activities..      (28,235,000)         30,830,000         (7,886,000)
                                                              -------------       -------------     --------------
Increase (decrease) in cash and cash equivalents..........        6,001,000           7,252,000         (8,362,000)
Cash and cash equivalents at beginning of year............       14,516,000           7,264,000         15,626,000
                                                              -------------       -------------     --------------
Cash and cash equivalents at end of year..................    $  20,517,000       $  14,516,000     $    7,264,000
                                                              =============       =============     ==============



                 See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 1 OF 2


                                           Preferred         Common          Additional        Treasury
                                             Stock            Stock        Paid-In Capital       Stock
                                        -------------     -------------    ---------------   -------------

Balance at January 1, 1998              $   5,792,000     $   4,234,000    $ 197,242,000     $ (25,216,000)

       Net income for the year.......            -                -                 -                -
       Common stock issued...........            -                5,000         (120,000)          309,000
       Purchase of treasury stock ...            -                -                 -           (4,868,000)
       Preferred stock dividends
        declared.....................            -                -                 -                -
       Foreign currency translation
        adjustment...................            -                -                 -                -
                                        -------------     ------------     -------------     -------------
       Comprehensive income
        for the year.................


Balance at December 31, 1998                5,792,000         4,239,000      197,122,000       (29,775,000)

        Net income for the year......            -                -                 -                -
        Common stock issued..........            -               10,000          191,000            52,000
        Purchase of treasury stock ..            -                -                 -             (555,000)
        Preferred stock dividends
         declared....................            -                -                 -                -
        Foreign currency translation
         adjustment..................            -                -                 -                -
                                        -------------     -------------    -------------     -------------
        Comprehensive income
         for the year................

Balance at December 31, 1999                5,792,000         4,249,000      197,313,000       (30,278,000)

        Net income for the year......            -                -                 -                -
        Common stock issued..........            -                1,000          (114,000)         368,000
        Deferred stock units, vested.            -                -               540,000            -
        Series F Preferred stock to
         be exchanged for common
         stock.......................            -                -             6,250,000            -
        Purchase of treasury stock...            -                -                 -           (1,530,000)
        Preferred stock dividends
         declared....................            -                -                 -                -
        Foreign currency translation
         adjustment..................            -                -                 -                -
                                        -------------     -------------    -------------     -------------
        Comprehensive income
         for the year................


Balance at December 31, 1999            $   5,792,000     $   4,250,000    $ 203,989,000     $ (31,440,000)
                                        =============     =============    =============     =============

                 See notes to consolidated financial statements.

                     KANEB SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 2 OF 2

                                                          Accumulated Other
                                         Accumulated       Comprehensive      Comprehensive
                                           Deficit         Income (Loss)          Income
                                        -------------    ------------------   --------------

Balance at January 1, 1998              $(101,491,000)     $ (2,114,000)       $       -

       Net income for the year.......      13,576,000             -               13,576,000
       Common stock issued...........            -                -                    -
       Purchase of treasury stock ...            -                -                    -
       Preferred stock dividends
        declared.....................        (508,000)            -                    -
       Foreign currency translation
        adjustment...................            -              604,000              604,000
                                        -------------      ------------        -------------
       Comprehensive income
        for the year.................                                          $  14,180,000
                                                                               =============

Balance at December 31, 1998              (88,423,000)       (1,510,000)               -

        Net income for the year......      59,909,000             -               58,909,000
        Common stock issued..........            -                -                    -
        Purchase of treasury stock ..            -                -                    -
        Preferred stock dividends
         declared....................        (487,000)            -                    -
        Foreign currency translation
         adjustment..................            -             (762,000)            (762,000)
                                        -------------      ------------        -------------
        Comprehensive income
         for the year................                                          $  58,147,000
                                                                               =============

Balance at December 31, 1999              (30,001,000)       (2,272,000)               -

        Net income for the year......      17,169,000             -               17,169,000
        Common stock issued..........            -                -                    -
        Deferred stock units, vested.            -                -                    -
        Series F Preferred stock to
         be exchanged for common
         stock.......................            -                -                    -
        Purchase of treasury stock...            -                -                    -
        Preferred stock dividends
         declared....................        (479,000)            -                    -
        Foreign currency translation
         adjustment..................            -             (969,000)            (969,000)
                                        -------------      ------------        -------------
        Comprehensive income
         for the year................                                          $  16,200,000
                                                                               =============
Balance at December 31, 2000            $ (13,311,000)     $ (3,241,000)
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

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its subsidiaries. On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline and terminaling and product marketing business (the "Distribution") to its shareholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). This new entity will own the 2% general partner interest and 28% limited partner interest in Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's wholly-owned petroleum marketing subsidiary. As a result, the accompanying financial statements reflect the operations of KSL as "discontinued operations - businesses to be distributed to common shareholders" (See Note 10). All significant intercompany transactions and balances are eliminated in consolidation.

       Cash and Cash Equivalents

       The Company's policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Such investments are valued at cost, which approximates market, and are classified as cash equivalents. The Company does not have any derivative financial instruments.

       Inventories

       Inventories consist primarily of materials and supplies of the technical services business and are valued at the lower of cost or market. Cost is determined using the weighted average cost method.

       Property and Equipment

       Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed. Depreciation of property and equipment is provided on the straight-line basis at rates based upon the expected useful lives of the various classes of assets.

       The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of assets.

       Revenue Recognition

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

       Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

       The excess of the cost over the fair value of net assets of acquired businesses is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization was $18.4 million and $16.2 million at December 31, 2000 and 1999, respectively.

       The Company periodically evaluates the propriety of the carrying amount of the excess of cost over fair value of net assets of acquired businesses, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. The Company assesses the recoverability of the amounts by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of recoverability will be impacted if estimated future cash flows are not achieved. The Company believes that no such impairment has occurred and that no reduction in estimated useful lives is warranted.

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

       Recent Accounting Pronouncement

       The Company has assessed the reporting and disclosure requirements of SFAS No. 133, "Accounting and Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on the balance sheet at fair value. Changes in the value of derivative instruments which are considered hedges, will either be offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. The Company will adopt SFAS No. 133, as amended, in the first quarter of 2001. The Company does not have any derivative contracts, and does not anticipate that adoption will have a material effect on the Company's results of operations or financial position.

2.     INCOME TAXES

       Income (loss) from continuing operations before income tax expense is comprised of the following components:

                                                                       Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2000                1999                1998
                                                        --------------      -------------       -------------

       Domestic operations.........................     $   (2,371,000)     $  (7,004,000)      $    272,000
       Foreign operations..........................          3,260,000         (1,053,000)        (1,063,000)
                                                        --------------      -------------       ------------
       Income (loss) before income taxes...........     $      889,000      $  (8,057,000)      $   (791,000)
                                                        ==============      =============       ============

       Income tax expense (benefit) is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign             State              Total
       ---------------               -------------        ------------       ------------       -------------
       2000:
         Current...............      $      47,000        $  1,031,000       $   (822,000)      $     256,000
         Deferred..............         (5,699,000)           (278,000)          (173,000)         (6,150,000)
                                     -------------        ------------       ------------       -------------
                                     $  (5,652,000)       $    753,000       $   (995,000)      $  (5,894,000)
                                     =============        ============       ============       =============
       1999:
         Current.................    $      81,000        $   (735,000)      $   (656,000)      $  (1,310,000)
         Deferred................      (37,451,000)              8,000            246,000         (37,197,000)
                                     -------------        ------------       ------------       -------------
                                     $ (37,370,000)       $   (727,000)      $   (410,000)      $ (38,507,000)
                                     =============        ============       ============       =============
       1998:
         Current.................    $     188,000        $    320,000       $       -          $     508,000
         Deferred................          (32,000)              -                 (3,000)            (35,000)
                                     -------------        ------------       ------------       -------------
                                     $     156,000        $    320,000       $     (3,000)      $     473,000
                                     =============        ============       ============       =============

       The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before income taxes for the years 2000, 1999 and 1998 are as follows:

                                                                Year Ended December 31,
                                          -----------------------------------------------------------------
                                                 2000                    1999                    1998
                                          -----------------       ------------------      -----------------
       Expected tax at
         statutory rates................  $         311,000       $       (2,820,000)     $        (277,000)
       Increase (decrease) in taxes
         resulting from:
         Change in valuation allowance..         (6,280,000)             (37,124,000)            (1,905,000)
         State income taxes, net........           (647,000)                (267,000)                (2,000)
         Foreign losses not benefited and
           foreign income taxes.........           (388,000)                 (13,000)             2,098,000
         Non-deductible charges related
           to Series F Preferred stock..            485,000                1,702,000                   -
         Goodwill amortization .........            598,000                  649,000                683,000
         Resolution of foreign tax
           issues and other.............             27,000                 (634,000)              (124,000)
                                          -----------------       ------------------      -----------------
                                          $      (5,894,000)      $      (38,507,000)     $         473,000
                                          =================       ==================      =================

       At December 31, 2000, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows:
$33,641,000 in 2002,  $30,761,000 in 2003,  $16,866,000 in 2005,  $17,508,000 in
2006 and $3,033,000 in 2007. The utilization of these carryforwards could be subject to significant limitation in the event of a "change in ownership", as defined in the tax laws, which might be caused by purchases or sales of the Company's securities by persons or groups now or in the future having 5% or greater ownership of the Company's common stock.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2000                   1999
                                                                              --------------         --------------
       Deferred tax assets:
         Net operating loss carryforwards.........................            $   35,633,000         $   41,119,000
         Investment tax credit carryforwards......................                     -                  1,786,000
         Alternative minimum tax credit carryforwards.............                 4,393,000              3,996,000
         Accrued liabilities......................................                 1,198,000              1,308,000
         Other....................................................                 2,570,000              1,479,000
                                                                              --------------         --------------
         Total gross deferred tax assets..........................                43,794,000             49,688,000
         Less valuation allowance.................................                     -                 (7,204,000)
                                                                              --------------         --------------
         Net deferred tax assets..................................                43,794,000             42,484,000
                                                                              --------------         --------------

       Deferred tax liabilities:
         Plant and equipment, principally due to differences
           in depreciation........................................                  (136,000)              (770,000)
         Foreign deferred tax liabilities.........................                   (21,000)              (341,000)
                                                                              --------------         --------------
         Total gross deferred tax liabilities.....................                  (157,000)            (1,111,000)
                                                                              --------------         --------------

         Net deferred tax asset...................................            $   43,637,000         $   41,373,000
                                                                              ==============         ==============

       The Company maintains a valuation allowance to adjust the total deferred tax assets to net realizable value in accordance with SFAS No. 109. In 2000 and 1999, the Company reduced the valuation allowance by $6.3 million and $37.1 million, respectively, as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs, among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Ultimate realization of the deferred tax asset is dependent upon, among other factors, the Company's ability to generate sufficient taxable income within the carryforward periods, including the effect of the Distribution, and is subject to change depending on the tax laws in effect in the years in which the carryforwards are used.


3.     RETIREMENT PLANS

       The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions from continuing operations to this plan were $0.7 million, $0.6 million and $0.5 million for 2000, 1999 and 1998, respectively.

       One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The most recent valuation of the U.K. Plan was performed as of October 31, 2000.


       Net pension cost for the U.K. Plan included the following components:

                                                                       Year Ended December 31,
                                                        ---------------------------------------------------
                                                            2000                1999              1998
                                                        --------------     -------------      -------------

       Net periodic benefit cost:
         Service cost................................   $      623,000     $   1,164,000      $   1,352,000
         Interest cost...............................        2,269,000         2,151,000          2,311,000
         Expected return on plan assets..............       (2,805,000)       (4,443,000)        (2,527,000)
         Amortization of prior service cost..........           15,000            27,000             27,000
         Recognized net (gain) loss..................         (222,000)        1,859,000           (508,000)
                                                        --------------     -------------      -------------
       Net periodic pension cost (income)............   $     (120,000)    $     758,000      $     655,000
                                                        ==============     =============      =============

       Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 6.5% for 2000 and 1999 and 6.25% for 1998, an expected long-term rate of return on assets of 7.5% for 2000, 1999 and 1998 and a rate of increase in compensation levels of 3.0% for 2000, 1999 and 1998. The funded status of the U.K. Plan is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2000             1999
                                                                          --------------    --------------

       Projected benefit obligation:
         Beginning of year..........................................       $  37,098,000     $  35,438,000
         Service cost...............................................             623,000         1,164,000
         Interest cost..............................................           2,269,000         2,151,000
         Contributions..............................................             596,000           786,000
         Benefits paid..............................................            (910,000)         (636,000)
         Other......................................................          (3,128,000)       (1,805,000)
                                                                           -------------     -------------
         End of year................................................          36,548,000        37,098,000
                                                                           -------------     -------------
       Fair value of plan assets:
         Beginning of year..........................................          41,905,000        36,266,000
         Actual return on plan assets...............................           2,940,000         6,364,000
         Contributions..............................................             596,000           786,000
         Benefits paid..............................................            (910,000)         (636,000)
         Other......................................................           1,976,000          (875,000)
                                                                           -------------     -------------
         End of year................................................          46,507,000        41,905,000
                                                                           -------------     -------------

       Excess fair value over projected obligation..................           9,959,000         4,807,000
       Unrecognized net actuarial gain..............................          (9,234,000)       (4,811,000)
       Unamortized prior service cost...............................             141,000           168,000
                                                                           -------------     -------------
       Net pension prepaid asset....................................       $     866,000     $     164,000
                                                                           =============     =============

4.     PROPERTY AND EQUIPMENT

       The cost of property and equipment from continuing operations is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2000             1999
                                                                          --------------    --------------

       Technical services.....................................            $   22,614,000    $   23,226,000
       Information technology services........................                 4,123,000         3,643,000
       General corporate......................................                 3,848,000         3,848,000
                                                                          --------------    --------------
       Total property and equipment...........................                30,585,000        30,717,000
       Less accumulated depreciation and amortization.........                20,043,000        19,529,000
                                                                          --------------    --------------
       Net property and equipment.............................            $   10,542,000    $   11,188,000
                                                                          ==============    ==============

       Equipment under capital leases are included in the cost of property and equipment is as follows:

                                                                                     December 31,
                                                                          --------------------------------
                                                                                2000              1999
                                                                          --------------    --------------

       Technical services equipment...........................            $    2,255,000    $    2,144,000
       Accumulated depreciation...............................                (1,122,000)       (1,222,000)
                                                                          --------------    --------------
       Net equipment acquired under capital leases............            $    1,133,000    $      922,000
                                                                          ==============    ==============

5.     LONG-TERM DEBT

       Long-term debt from continuing operations is summarized as follows:

                                                                                     December 31,
                                                                          --------------------------------
                                                                                2000             1999
                                                                          --------------    --------------
       Technical services credit facility due in
         June 2002............................................            $   14,120,000    $   17,945,000
       Various notes of Technical services foreign
         subsidiaries, with interest ranging from 6.75% to
         8.0%, due through 2012...............................                 3,473,000         4,097,000
       Capital leases.........................................                 1,199,000           986,000
       Parent company 8.75% convertible subordinated
         debentures due through 2008..........................                21,396,000        23,666,000
       Parent company revolving credit facility...............                      -                  -
                                                                          --------------    --------------
       Total long-term debt...................................                40,188,000        46,694,000
       Less current portion...................................                   595,000         2,471,000
                                                                          --------------    --------------
       Total long-term debt, less current portion.............            $   39,593,000    $   44,223,000
                                                                          ==============    ==============

         At December 31, 2000, $14.1 million was outstanding under a credit facility, as amended, that was obtained by a wholly-owned subsidiary in conjunction with the acquisition of Furmanite. The credit facility, which is without recourse to the Company, is due in June 2002, bears interest at the option of the borrower at variable rates (7.94% at December 31, 2000) based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, has a commitment fee equal to one-half of one percent per annum on unutilized amounts, contains certain financial and operational covenants with respect to the technical services group of companies, and restricts the subsidiary from paying dividends to the Company under certain circumstances. This credit facility is secured by substantially all of the tangible assets of the technical services group.

       The 8.75% subordinated debentures are convertible into shares of the Company's common stock at a conversion price of $17.54 per share. Under the terms of the debentures, the conversion rate will be adjusted following the Distribution. The Company has satisfied its sinking fund requirements on these subordinated debentures through 2001.

       In December 1995, the Company entered into an agreement with an international bank that, as amended, provides for a $15 million revolving credit facility through June 2001, that bears interest at a variable rate at the Company's option based on the LIBOR rate plus 100 basis points or at the prime rate in effect from time to time with a commitment fee of 0.5% per annum of the unused credit facility. The credit facility is secured by one million of the Company's limited partnership units in KPP. No amounts were drawn under the
credit   facility  at  December  31,  2000  or  1999.  In  connection  with  the
Distribution, the Company expects to enter into a new credit agreement to replace this agreement.

       Annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, are: $0.6 million; $19.1 million; $2.3 million; $2.1 million and $2.1 million, respectively, for each of the five years ending December 31, 2005.

 6.    CAPITAL STOCK

       The changes in the number of issued and outstanding shares of the Company's preferred and common stock are summarized as follows:

                                                                                      Common Stock
                                                                  --------------------------------------------------
                                                     Preferred                        Held in
                                                    Stock Issued       Issued        Treasury         Outstanding
                                                   -------------  --------------  --------------   -----------------
       Balance at January 1, 1998.................       568,450      36,527,283       4,346,976         32,180,307
       Common shares issued or purchased..........         -              26,923         797,608           (770,685)
                                                   -------------  --------------  --------------   -----------------
       Balance at December 31, 1998...............       568,450      36,554,206       5,144,584         31,409,622
       Common shares issued or purchased..........         -              83,863         116,383            (32,520)
                                                   -------------  --------------  --------------   ----------------
       Balance at December 31, 1999...............       568,450      36,638,069       5,260,967         31,377,102
       Common shares issued or purchased..........         -               3,052         238,452           (235,400)
                                                   -------------  --------------  --------------   ----------------
       Balance at December 31, 2000...............       568,450      36,641,121       5,499,419         31,141,702
                                                   =============  ==============  ==============   ================

       Series A Preferred Stock

       The Company has 567,950 shares of Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") with a stated value of $10 per share outstanding at December 31, 2000. Dividends accrue quarterly at the applicable U.S. Treasury rate plus 2.00 percentage points (200 basis points) ("Applicable Rate"), but will in no event be less than 7.5% per annum or greater than 14% per annum. If dividends are in arrears for two or more quarters, additional dividends accrue on all dividends in arrears at a rate equal to the Applicable Rate plus 25 basis points for each quarter dividends are in arrears (but not more than the lesser of 14% per annum or 300 basis points more than the Applicable Rate). If unpaid accrued dividends exist with respect to eight or more quarters, the holders of the Series A Preferred may elect individually to require the Company to redeem their shares at a price of $12 per share plus dividends in arrears. No such arrearages existed as of December 31, 2000, 1999 and 1998. The Company, at its option, may redeem shares at any time at a price of $12 per share (reduced ratably to $10 over 15 years unless unpaid accrued dividends exist with respect to eight or more quarters) plus accrued and unpaid dividends thereon. In connection with the planned distribution, the Board of Directors has authorized the redemption of the Series A Preferred for cash on March 30, 2001, at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million.


       Series B Preferred Stock

       On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company's Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right. At December 31, 2000 and 1999 there were no Series B Preferred shares outstanding.


       Stock Compensation Plans

       Series C Preferred Stock - In April 1991, the Company authorized 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series C ("Series C Preferred") which have a preference value of $1.00 per share and are only entitled to a dividend if the value of the Company's common stock increases. The Series C Preferred, as an entire class, is entitled to an annual dividend commencing January 1, 1992, equal to 1/2 of 1% (proportionately reduced for authorized but unissued shares in the class) of the increase in the average per share market value of the Company's common stock during the year preceding payment of the dividend, over $4.79 (the average per share market value of the Company's common stock during 1990) multiplied by the average number of shares of common stock outstanding. The Series C Preferred has mandatory redemption requirements in the event of certain types of corporate reorganizations and may be redeemed at the option of the Company during the first 60 days of each year commencing 1994. The redemption price is the sum of (i) one divided by the average annual yield of all issues of preferred stock listed on the New York Stock Exchange during the calendar year preceding the date of the redemption period times the average dividend for the two most recent years plus (ii) a pro rata portion of the prior year's dividend based upon the number of elapsed days in the year of redemption plus (iii) any accrued and unpaid dividends. The Company may also repurchase the shares of a holder at such redemption price during the first 60 days following the year in which the holder first ceases to be an employee of the Company. A holder of the Series C Preferred may, at his option, require the Company to redeem his shares at 120% of such redemption price if the Company elects, within 10 days after the most recent dividend payment date, not to pay the accrued dividend. Upon liquidation, holders of the Series C Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. As of December 31, 2000, there were 500 shares of Series C Preferred issued and outstanding to certain officers of the Company. The estimated redemption value of the Series C Preferred Stock was not material for any of the periods presented. In connection with the planned Distribution, the Board of Directors has authorized the exchange, in a non-cash transaction, of 5,426 shares of the Company's common stock for all Series C Preferred shares outstanding. The exchange is expected to be completed in the first half of 2001.

       Series F Preferred Stock - In June 1997, the Company authorized and issued 1,000 shares of Adjustable Rate Cumulative Class A Preferred Stock, Series F ("Series F Preferred"), with a stated value of $1.00 per share to an officer of the Company. The annual dividend for the entire class of Series F Preferred, which accrues on January 1 of each year and is payable on April 1 of each year, is calculated by multiplying (i) 1% of the annual improvement (but not including amounts related to any gains or losses on the sale of any KPP units nor any amounts related to any other gains or losses in excess of $1 million on the sale of other capital assets) in the Company's diluted earnings per share of common stock ("Common EPS"), by (ii) the amount of issued and outstanding shares of the Company's common stock on January 1, 1997. The calculation of the annual dividend for 2000 and 1999 excludes the gain on the issuance of units by KPP ($10.4 million net of deferred taxes in 1999) as well as the benefit of recognizing tax loss carryforwards ($6.3 million and $37.1 million, reduction in the valuation allowance in 2000 and 1999, respectively) and calculations of the annual dividend for subsequent periods will be adjusted for any tax provision required as a result of recognizing the benefit of the tax loss carryforwards.

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

       Redemption of the series may be deferred at the Company's option until no later than April 1, 2003 if the Common EPS increase for the 2001 calendar year is less than 15%. The Series F Preferred may be redeemed at the option of the holder at 120% of the Redemption Price if the Company fails to pay an annual dividend within 10 days of the due date or in the event of a change of control, or at the Redemption Price in the event of certain corporate reorganizations or the authorization of a class of preferred stock ranking higher in priority to the Series F Preferred. Upon liquidation, holders of the Series F Preferred are entitled to receive $1.00 per share plus accrued and unpaid dividends. General and administrative expense in the accompanying consolidated statements of income includes a non-cash charge of $1.4 million and $4.9 million for the years ended December 31, 2000 and 1999, respectively, for the estimated value of the Series F Preferred. In connection with the planned Distribution, the Board of Directors has authorized the exchange, in a non-cash transaction, of 1,351,351 shares of the Company's common stock for all Series F Preferred shares outstanding. The exchange is expected to be completed in the first half of 2001.

       Stock Option Plans - The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 2000, options on 2,198,283 shares at prices ranging from $1.63 to $6.00 were outstanding, of which 1,007,319 were exercisable at prices ranging from $1.63 to $5.63.

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 10.20% to 10.63% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 4.99% to 6.63% based on the 30-year U.S. treasury bill rate for the five-year expected life of the options, and no dividend yield. Using estimates calculated by such option pricing model, pro forma net income, basic earnings per share and diluted earnings per share would have been $16,544,000, $0.50 and $0.48, respectively for the year ended December 31, 2000, as compared to the reported amounts of $17,169,000, $0.53 and $0.50, respectively. For the year ended December 31, 1999 pro forma net income, basic earning per share and diluted earnings per share would have been $58,292,000, $1.84 and $1.77, respectively, as compared to the reported amounts of $58,909,000, $1.86 and $1.79, respectively. For the year ended December 31, 1998, pro forma net income, basic earnings per share and diluted earnings per share would have been $13,020,000, $0.39 and $0.39, respectively, as compared to the reported amounts of $13,576,000, $0.41 and $0.41, respectively.

       The changes in stock options outstanding for the Company's plans for 2000, 1999 and 1998 were as follows:

                                                                                            Average Price
                                                                          Shares               per Share
                                                                        -----------         -------------
       Outstanding at January 1, 1998.........................           1,578,515             $  2.70
       Granted................................................             617,347             $  4.98
       Exercised..............................................             (59,910)            $  2.51
       Forfeited..............................................             (44,600)            $  3.75
                                                                        ----------
       Outstanding at December 31, 1998.......................           2,091,352             $  3.36
       Granted................................................             210,191             $  4.29
       Exercised..............................................             (80,121)            $  2.64
       Forfeited..............................................            (154,622)            $  4.14
                                                                        ----------
       Outstanding at December 31, 1999.......................           2,066,800             $  3.42
       Granted................................................             207,840             $  5.18
       Exercised..............................................             (17,494)            $  4.99
       Forfeited..............................................             (58,863)            $  4.65
                                                                        ----------
       Outstanding at December 31, 2000.......................           2,198,283             $  3.54
                                                                        ==========

       In connection with the Distribution, the exercise price for each option to purchase shares of the Company's common stock will be reduced to an amount equal to the result of (1) the fair market value of a share of the Company's common stock on the ex-dividend date multiplied by (2) a fraction, the numerator of which is the original exercise price for the option and the denominator of which is the fair market value of a share of the Company's common stock on the last trading date prior to the ex-dividend date. The number of shares subject to the Company's stock options will not be changed as a result of the Distribution. Additionally, KSL will agree to issue to the Company's option holders an option to purchase KSL shares. The exercise price applicable to a given KSL option will be that price that creates the same ratio of exercise price to market price as in the adjusted exercise price applicable to the holder's Company option. The number of common shares subject to a KSL option will be such number as is necessary to produce an intrinsic value (determined as of the ex-dividend date) that, when added to the intrinsic value of the adjusted Company option (determined as of the ex-dividend date), equals the pre-distribution intrinsic value of the Company's option, if any, (determined as of the last trading date prior to the ex-dividend date). However, an option to purchase a fraction of a KSL common share will not be granted. The fair market values of shares of the Company's common stock and KSL common shares will be based upon the average of the high and low sales prices of the shares on the relevant date. Further, excluding the Company's corporate staff, the Company intends to remove restrictions on exercise or "vest" all Company options which are not yet exercisable prior to the Distribution.

       Deferred Stock Unit Plan

       In 1996, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation, for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common stock. Under the plan, as amended in 1998, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the
Compensation  Committee,  from  time to time  (the  "Election  Date").  During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically no earlier than the expiration of the vesting period and no later than ten years after the Election Date. DSU accounts are unfunded by the Company and do not bear interest. Each person that elects to participate in the DSU Plan is awarded, under the Company's 1994 Stock Incentive Plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2000, vested DSUs aggregating $540,000 were included in stockholders' equity as additional paid-in capital.

       In connection with the Distribution, KSL will agree to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms are expected to remain the same. Similarly, the Company will agree to issue to employees of KSL who hold DSUs, the number of shares of the Company's common stock subject to the DSUs held by those employees. The Company cannot currently determine the number of shares that will be issuable under this arrangement.

7.     EARNINGS PER SHARE

       The following is a reconciliation of basic and diluted earnings (loss) per share from continuing operations:

                                                                                Weighted
                                                                                 Average
                                                               Net               Common          Per-Share
                                                              Income             Shares           Amount
                                                        ---------------       ------------   ---------------

         Year Ended December 31, 2000
           Income from continuing operations.........   $     6,783,000
           Dividend applicable to preferred stock....          (479,000)
                                                        ---------------

           Basic EPS -
              Income applicable to common stock......         6,304,000        31,767,000    $         0.20
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,319,000
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred stock, DSUs
                and assumed options exercised........   $     6,304,000        33,086,000    $         0.19
                                                        ===============    ==============    ==============

       Year Ended December 31, 1999
           Income from continuing operations.........   $    30,450,000
           Dividend applicable to preferred stock....          (487,000)
                                                        ---------------
           Basic EPS -
              Income applicable to common stock......        29,963,000        31,453,000    $         0.95
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,237,000
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred stock, DSUs
                and assumed options exercised........   $    29,963,000        32,690,000    $         0.92
                                                        ===============    ==============    ==============
       Year Ended December 31, 1998
           Loss from continuing operations...........   $    (1,264,000)
           Dividend applicable to preferred stock....          (508,000)
                                                        ----------------
           Basic EPS -
              Loss applicable to common stock........        (1,772,000)       31,740,000    $        (0.06)
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options and DSUs..........            -                  -
                                                        ---------------    --------------
           Diluted EPS -
              Loss applicable to common stock, DSUs
                and assumed options exercised........   $    (1,772,000)       31,740,000    $        (0.06)
                                                        ===============    ==============    ===============


       Options to purchase 284,597, 605,600 and 2,091,352 shares of common stock at weighted average prices of $5.40, $4.90 and $3.36, were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock (or in the case of 1998, all options are anti-dilutive because of the loss from continuing operations.) Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS because the effect of assumed conversion is anti-dilutive.

8.     COMMITMENTS AND CONTINGENCIES

       The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases attributable to continuing operations was $3.2 million for 2000, $3.6 million for 1999 and $2.7 million for 1998.

       At December 31, 2000, future minimum rental commitments attributable to continuing operations under all capital leases and operating leases are as follows:

                                                                           Capital             Operating
                                                                           Leases               Leases
                                                                       --------------       --------------
         2001.....................................................     $      594,000       $    2,768,000
         2002.....................................................            415,000            1,835,000
         2003.....................................................            283,000            1,245,000
         2004 ....................................................             47,000              989,000
         2005.....................................................             12,000              553,000
         Thereafter...............................................                -              2,093,000
                                                                       --------------       --------------
         Total minimum lease payments.............................          1,351,000       $    9,483,000
                                                                                            ==============
         Less amounts representing interest.......................           (152,000)
                                                                       --------------
         Present value of net minimum lease payments..............     $    1,199,000
                                                                       ==============


         The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.

9.     BUSINESS SEGMENT DATA

       The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to its segments.

       The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment.

                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                              2000              1999              1998
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Technical services..........................   $    92,142,000    $   98,075,000    $  115,116,000
         Information technology services.............        35,499,000        37,358,000        20,709,000
                                                        ---------------    --------------    --------------
                                                        $   127,641,000    $  135,433,000    $  135,825,000
                                                        ===============    ==============    ==============
       Technical services segment revenues:
         Under pressure services.....................   $    38,652,000    $   38,873,000    $   43,208,000
         Turnaround services.........................        44,283,000        43,859,000        52,924,000
         Other services..............................         9,207,000        15,343,000        18,984,000
                                                        ---------------    --------------    --------------
                                                        $    92,142,000    $   98,075,000    $  115,116,000
                                                        ===============    ==============    ==============
       Business segment profit:
         Technical services .........................   $     6,320,000    $     (255,000)   $    4,736,000
         Information technology services.............         4,134,000         5,496,000         3,690,000
         General corporate...........................        (6,352,000)       (9,807,000)       (5,091,000)
                                                        ---------------    --------------    --------------
           Operating income (loss) from continuing
              operations.............................         4,102,000        (4,566,000)        3,335,000
         Interest expense............................        (3,883,000)       (3,817,000)       (4,100,000)
         Other income (expense)......................           670,000           326,000           (26,000)
                                                        ---------------    --------------    --------------
         Income (loss) from continuing operations
           before income taxes.......................   $       889,000    $   (8,057,000)   $     (791,000)
                                                        ===============    ==============    ==============


                                                                       Year Ended December 31,
                                                        ---------------------------------------------------
                                                              2000              1999              1998
                                                        ---------------    --------------    --------------
       Business segment assets:
         Depreciation and amortization:
           Technical services........................   $     4,585,000    $    5,485,000    $    5,774,000
           Information technology services...........           512,000           411,000           192,000
                                                        ---------------    --------------    --------------
                                                        $     5,097,000    $    5,896,000    $    5,966,000
                                                        ===============    ==============    ==============

         Capital expenditures (excluding acquisitions):
           Technical services........................   $     2,160,000    $    2,328,000    $    2,574,000
           Information technology services...........           530,000           391,000           281,000
                                                        ---------------    --------------    --------------
                                                        $     2,690,000    $    2,719,000    $    2,855,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2000               1999             1998
                                                        ---------------    --------------    --------------
         Total assets:
           Technical services........................   $   103,817,000    $  108,094,000    $  110,603,000
           Information technology services...........        20,086,000        17,911,000        11,082,000
           General corporate.........................        60,918,000        50,171,000        14,318,000
           Discontinued operations, net..............        41,822,000        43,364,000        22,793,000
                                                        ---------------    --------------    --------------
                                                        $   226,643,000    $  219,540,000    $  158,796,000
                                                        ===============    ==============    ==============

       The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location:

                                                                       Year Ended December 31,
                                                        ---------------------------------------------------
                                                              2000               1999             1998
                                                        ---------------    --------------    --------------
       Geographical area revenues:
         United States............................      $    67,242,000    $   67,145,000    $   56,304,000
         Europe...................................           50,446,000        57,258,000        68,050,000
         Asia-Pacific.............................            9,953,000        11,030,000        11,471,000
                                                        ---------------    --------------    --------------
                                                        $   127,641,000    $  135,433,000    $  135,825,000
                                                        ===============    ==============    ==============
       Geographical area operating income (loss):
         United States............................      $    (3,757,000)   $   (7,164,000)   $   (3,119,000)
         Europe...................................            6,997,000         2,041,000         5,456,000
         Asia-Pacific.............................              862,000           557,000           998,000
                                                        ---------------    --------------    --------------
                                                        $     4,102,000    $   (4,566,000)   $    3,335,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2000               1999             1998
                                                        ---------------    --------------    --------------
       Geographical area net property and equipment:
         United States............................      $     3,099,000    $    3,536,000    $    2,558,000
         Europe...................................            6,506,000         6,288,000         7,781,000
         Asia-Pacific.............................              937,000         1,364,000         1,517,000
                                                        ---------------    --------------    --------------
                                                        $    10,542,000    $   11,188,000    $   11,856,000
                                                        ===============    ==============    ==============

10.    DISCONTINUED OPERATIONS - BUSINESSES TO BE DISTRIBUTED
       TO COMMON SHAREHOLDERS

       The results of operations for the pipeline, terminaling and product marketing businesses are reflected in the accompanying consolidated statements of income as "discontinued operations - businesses to be distributed to common shareholders" (See Note 1). A summary of operating results of discontinued operations for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                                       Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2000                1999                1998
                                                        --------------      -------------       -------------
       Revenues:
         Pipeline and terminaling..................     $  156,232,000      $ 158,028,000       $ 125,812,000
         Product marketing business................        381,186,000        212,298,000         114,220,000
                                                        --------------      -------------       -------------
                                                        $  537,418,000      $ 370,326,000       $ 240,032,000
                                                        ==============      =============       =============
       Operating profit:
         Pipeline and terminaling..................     $   58,104,000      $  64,311,000       $  55,117,000
         Product marketing business................          2,472,000          1,495,000             940,000
                                                        --------------      -------------       -------------
                                                        $   60,576,000      $  65,806,000       $  56,057,000
                                                        ==============      =============       =============

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2000                1999                1998
                                                        --------------      -------------       -------------
       Income before gain on issuance of units by
         KPP, income taxes and interest of outside
         partners in KPP's net income..............     $   48,688,000      $  52,337,000       $  45,309,000

       Gain on issuance of units by KPP............              -             16,764,000                -
       Income taxes................................         (5,609,000)        (7,163,000)        (1,295,000)
       Interest of outside non-controlling partners
         in KPP's net income.......................        (32,693,000)       (33,479,000)       (29,174,000)
                                                        --------------      -------------       ------------
       Income from discontinued operations,
         net of income taxes.......................     $   10,386,000      $  28,459,000       $  14,840,000
                                                        ==============      =============       =============

         A summary balance sheet of the discontinued operations as of December 31, 2000 and 1999 is presented below:

                                                                                      December 31,
                                                                            ---------------------------------
                                                                                 2000                1999
                                                                            -------------       -------------
     Current assets...............................................          $  66,330,000       $  54,667,000
     Property and equipment, net..................................            321,448,000         316,956,000
     Investment in affiliates.....................................             22,568,000          21,978,000
     Other assets.................................................              1,607,000           1,435,000
                                                                            -------------       -------------
       Total assets...............................................            411,953,000         395,036,000

     Current liabilities..........................................            (41,796,000)        (39,868,000)
     Long-term debt...............................................           (184,052,000)       (167,028,000)
     Deferred taxes and other liabilities.........................            (24,302,000)        (19,956,000)
     Interest of outside non-controlling partners in KPP..........           (119,981,000)       (124,820,000)
                                                                            -------------       -------------

     Net assets of discontinued operations - businesses to be
       distributed to common shareholders.........................          $  41,822,000       $  43,364,000
                                                                            =============       =============

         Public Offering of KPP Units

         In July 1999, KPP issued 2.25 million limited partnership units in a public offering at $30.75 per unit, generating approximately $65.6 million in net proceeds. A portion of the proceeds was used to repay in full KPP's term loans (including $13.3 million in term loans resulting from the United Kingdom terminal acquisition referred to below). As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of the net assets of KPP increased by $16.8 million. Accordingly, the Company recognized a $16.8 million gain, before deferred income taxes of $6.4 million, in 1999.

         Acquisitions

         On January 3, 2001, KPP acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. The acquisition will be accounted for by KPP, beginning in January 2001 using the purchase method of accounting.

         On February 1, 1999, KPP acquired six terminals in the United Kingdom from GATX Terminal Limited for (pound)22.6 million (approximately $37.2 million) plus transaction costs and the assumption of certain liabilities. The acquisition, which was initially financed with term loans from a bank, has been accounted for using the purchase method of accounting. $13.3 million of the term loans were repaid in July 1999 with the proceeds from KPP's public unit offering.

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

         On March 25, 1998, a wholly-owned subsidiary of the Company acquired a products marketing business for $1.5 million, plus the cost of product inventories. The products marketing business provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California. The asset purchase agreement includes a provision for an earn-out based on annual operating results of the acquired business for a five-year period ending in March 2003. In 2000, $211,000 was paid under the earn-out provision. No amounts were payable under the earn-out provision in 1999 and 1998. The acquisition was accounted for using the purchase method of accounting.


       Long-term Debt

       In December 2000, KPP entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. No amounts were drawn on the facility at December 31, 2000. The credit facility, which is without recourse to the Company, bears interest at variable interest rates, has a variable commitment fee on unutilized amounts and contains certain operational and financial covenants. In January of 2001, proceeds from the facility were used to repay in full KPP's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the January 2001 Shore acquisition. Under the provisions of the mortgage notes, KPP incurred $6.3 million in prepayment penalties which will be recognized by KPP as an extraordinary expense in the first quarter of 2001. At January 3, 2001 $257.5 million was drawn on the facility at an interest rate of 6.31%, which is due in December of 2003.

       In January 1999, KPP, through two wholly-owned subsidiaries, entered into a credit agreement with a bank that provided for the issuance of $39.2 million of term loans in connection with the United Kingdom terminal acquisition and $5.0 million for general partnership purposes. $18.3 million of the terms loans were repaid in July 1999 with the proceeds from a public offering of KPP units. The remaining portion ($23.9 million), with a fixed rate of 7.14%, is due in January 2002. The term loans under the credit agreement, as amended, are unsecured and are pari passu with the $275 million revolving credit facility. The term loans, which are without recourse to the Company, contain certain financial and operational covenants.

         In March 1998, a wholly-owned subsidiary of the Company entered into a credit agreement with a bank that, as amended, provides for a $20 million revolving credit facility through March 2002. The credit facility bears interest at variable rates (8.69% at December 31, 2000), has a commitment fee of 0.25% per annum on unutilized amounts and contains certain financial and operational covenants. The credit facility, which is without recourse to the Company, is secured by essentially all of the tangible and intangible assets of the products marketing business and by 500,000 KPP limited partnership units held by a wholly-owned subsidiary of the Company. At December 31, 2000, $17.2 million was drawn on the facility.

         The $128 million of first mortgage notes outstanding at December 31, 2000 and 1999, which were due in varying amounts from 2001 to 2016, were repaid in full in January of 2001 with the proceeds from the new $275 million revolving credit facility.

         Commitments and Contingencies

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

       The operations of KPP are subject to Federal, state and local laws and regulations relating to protection of the environment. Although KPP believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by KPP. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of KPP, could result in substantial costs and liabilities to KPP. KPP has recorded an undiscounted reserve for environmental claims of $8.0 million, including $7.3 million related to acquisitions of pipelines and terminals. During 2000 and 1999, respectively, KPP incurred $2.3 million and $0.9 million of costs related to such acquisition reserves and reduced the liability accordingly.

         On April 7, 2000, a fuel oil pipeline in Maryland owned by Potomac Electric Power Company ("PEPCO") ruptured. The pipeline was operated by a partnership of which a subsidiary of KPP is general partner. PEPCO has reported that, through December 2000, it incurred approximately $66 million in clean-up costs and expects to incur total cleanup costs of $70 million to $75 million. Since May 2000, KPP's subsidiary has participated provisionally in a minority share of the cleanup expense, which has been funded by KPP's insurance carriers. KPP cannot predict the amount, if any, that ultimately may be determined to be KPP's share of the remediation expense, but it believes that such amount will be covered by insurance and will not materially affect KPP's financial condition.

         As a result of the rupture, purported class actions have been filed in federal and state court in Maryland by property and/or business owners alleging damages in unspecified amounts against PEPCO and KPP's subsidiary under various theories, including the federal Oil Pollution Act. The court has ordered a consolidated complaint to be filed in this action. KPP's insurance carriers have assumed the defense of these actions. While KPP cannot predict the amount, if any, of any liability it may have in these suits, it believes that such amounts will be covered by insurance and that these actions will not have a material adverse effect on its financial condition.

         PEPCO and KPP's subsidiary have agreed with the State of Maryland to pay costs of assessing natural resource damages under the federal Oil Pollution Act, but they cannot predict at this time the amount of any damages that may be claimed by Maryland. KPP believes that both the assessment costs and such damages are covered by insurance and will not materially affect KPP's financial condition.

         The U.S. Department of Transportation has issued a Notice of Proposed Violation to PEPCO and KPP's subsidiary alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. KPP's subsidiary and PEPCO intend to contest the allegations of violations and the proposed penalty. The ultimate amount of any penalty attributable to KPP cannot be determined at this time, but KPP believes that this matter will not have a material effect on KPP's financial condition.

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

         At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST transaction. The Judge also awarded attorney fees to Grace.

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


11.    ACCRUED EXPENSES

       Accrued  expenses  from  continuing   operations  are  comprised  of  the
following components at December 31, 2000 and 1999:

                                                                                      December 31,
                                                                          ---------------------------------
                                                                                  2000            1999
                                                                          ----------------   --------------
       Accrued income taxes..........................................     $    2,024,000     $      449,000
       Accrued taxes other than income...............................            403,000            828,000
       Accrued interest..............................................            882,000            972,000
       Accrued compensation and benefits.............................          2,366,000          2,775,000
       Other accrued expenses........................................          8,058,000          9,593,000
                                                                          --------------     --------------
                                                                          $   13,733,000     $   14,617,000
                                                                          ==============     ==============


12.    SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental information on cash paid from continuing operations for:

                                                                          Year Ended December 31,
                                                            -------------------------------------------------
                                                                 2000              1999               1998
                                                            --------------    ---------------    ------------

       Interest......................................       $    3,755,000    $     3,719,000    $  3,957,000
                                                            ==============    ===============    ============
       Income taxes..................................       $    1,716,000    $     1,030,000    $  1,757,000
                                                            ==============    ===============    ============


13.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt from continuing operations (excluding capital leases) as of December 31, 2000 and 1999 was approximately $36 million and $44 million as compared to the carrying value of $39 million and $46 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

       The technical services segment provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities. The information technology services segment provides services and related products to the U. S. Government and commercial sectors. A substantial portion of the revenues of the information technology segment are attributable to contracts with agencies of the U. S. Government. The Company does not believe that it has a significant concentration of credit risk at December 31, 2000, as the Company's accounts receivable are generated from these distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly operating results for 2000 and 1999 are summarized as follows:

                                                                        Quarter Ended
                                           -----------------------------------------------------------------------
                                               March 31,          June 30,        September 30,      December 31,
                                           ---------------    --------------     --------------    ---------------
       2000:
       Revenues.........................   $    31,294,000    $   33,380,000     $   33,763,000    $    29,204,000
                                           ===============    ==============     ==============    ===============
       Operating income (loss)..........   $     1,092,000    $    2,115,000     $    2,544,000    $    (1,649,000)
                                           ===============    ==============     ==============    ===============
       Net income (loss):
         Continuing operations..........   $      (235,000)   $      587,000     $    1,190,000    $     5,241,000(a)
         Discontinued operations........         2,160,000         2,948,000          3,268,000          2,010,000
                                           ---------------    --------------     --------------    ---------------
           Total........................   $     1,925,000    $    3,535,000     $    4,458,000    $     7,251,000
                                           ===============    ==============     ==============    ===============

       Earnings (loss) per common share:
         Basic:
           Continuing operations........   $          (.01)   $          .02     $          .04    $           .17
           Discontinued operations......               .07               .09                .10                .06
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .06    $          .11     $          .14    $           .23
                                           ===============    ==============     ==============    ===============
         Diluted:
           Continuing operations........   $          (.01)   $          .02     $          .04    $           .16
           Discontinued operations......               .07               .09                .10                .06
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .06    $          .11     $          .14    $           .22
                                           ===============    ==============     ==============    ===============
       1999:
       Revenues.........................   $    31,144,000    $   32,607,000     $   32,931,000    $    38,751,000
                                           ===============    ==============     ==============    ===============
       Operating income (loss)..........   $       (77,000)   $      150,000     $    1,263,000    $    (5,902,000)
                                           ===============    ==============     ==============    ===============
       Net income (loss):
         Continuing operations..........   $    (1,468,000)   $     (268,000)    $      417,000    $    31,769,000(a)
         Discontinued operations........         3,781,000         4,276,000         15,130,000(b)       5,272,000
                                           ---------------    --------------     --------------    ---------------
           Total........................   $     2,313,000    $    4,008,000     $   15,547,000    $    37,041,000
                                           ===============    ==============     ==============    ===============
       Earnings (loss) per common share:
         Basic:
           Continuing operations........   $          (.05)   $         (.01)    $          .01    $          1.01
           Discontinued operations......               .12               .14                .48                .17
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .07    $          .13     $          .49    $          1.18
                                           ===============    ==============     ==============    ===============
         Diluted:
           Continuing operations........   $          (.05)   $         (.01)    $          .01    $           .96
           Discontinued operations......               .12               .13                .46                .16
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .07    $          .12     $          .47    $          1.12
                                           ===============    ==============     ==============    ===============

       (a) See Note 2 regarding reduction in valuation allowance for deferred tax assets.

       (b)    See Note 10 regarding gain on issuance of units by KPP.

                                                                      Schedule I
                      KANEB SERVICES, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME





                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   2000               1999                1998
                                                              -------------       -------------      --------------

General and administrative expenses.....................      $  (6,352,000)      $  (9,807,000)     $   (5,091,000)
Interest expense........................................         (2,242,000)         (2,218,000)         (2,212,000)
Intercompany fees and expenses..........................          2,915,000           3,189,000           3,022,000
Interest and other income...............................            804,000           1,677,000           1,638,000
Equity in income (loss) of subsidiaries.................          9,648,000          (1,553,000)          1,379,000
                                                              -------------       -------------      --------------

Income (loss) from continuing operations
   before income taxes..................................          4,773,000          (8,712,000)         (1,264,000)
Income tax benefit......................................          2,010,000          39,162,000                -
                                                              -------------       -------------      --------------
Income (loss) from continuing operations................          6,783,000          30,450,000          (1,264,000)
Income from discontinued operations - businesses to be
   distributed to common shareholders, net of
   income taxes.........................................         10,386,000          28,459,000          14,840,000
                                                              -------------       -------------      --------------
Net income..............................................         17,169,000          58,909,000          13,576,000
Dividends applicable to preferred stock.................            479,000             487,000             508,000
                                                              -------------       -------------      --------------

Net income applicable to common  stock..................      $  16,690,000       $  58,422,000      $   13,068,000
                                                              =============       =============      ==============

Earnings (loss) per common share:
    Basic:
      Continuing operations.............................      $        0.20       $        0.95      $       (0.06)
      Discontinued operations...........................               0.33                0.91               0.47
                                                              -------------       -------------      -------------
                                                              $        0.53       $        1.86      $        0.41
                                                              =============       =============      =============
    Diluted:
      Continuing operations.............................      $        0.19       $        0.92      $       (0.06)
      Discontinued operations...........................               0.31                0.87               0.47
                                                              -------------       -------------      -------------
                                                              $        0.50       $        1.79      $        0.41
                                                              =============       =============      =============


               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)

                      KANEB SERVICES, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2000                   1999
                                                                             ---------------        ---------------

                                                      ASSETS
Current assets:
   Cash and cash equivalents............................................     $    13,953,000        $     9,740,000
   Prepaid expenses and other current assets............................           2,928,000              1,234,000
                                                                                                                   -
   Current deferred tax asset...........................................          36,489,000              5,250,000
                                                                             ---------------        ---------------
Total current assets....................................................          53,370,000             16,224,000
                                                                             ---------------        ---------------
Property and equipment..................................................           3,848,000              3,848,000
Less accumulated depreciation...........................................           3,848,000              3,848,000
                                                                             ---------------        ---------------
     Net property and equipment.........................................              -                       -
                                                                             ---------------        ---------------

Investments in, advances to and notes receivable
  from subsidiaries.....................................................          96,450,000             89,457,000

Net assets of discontinued operations - businesses to be distributed
   to common shareholders...............................................          41,822,000             43,364,000

Deferred tax and other assets...........................................           6,910,000             33,649,000
                                                                             ---------------        ---------------
                                                                             $   198,552,000        $   182,694,000
                                                                             ===============        ===============


                                              LIABILITIES AND EQUITY

Current liabilities - accounts payable and accrued expenses.............     $     5,741,000        $     5,600,000

Long-term debt..........................................................          21,396,000             23,666,000

Deferred income taxes and other liabilities.............................           5,376,000              8,625,000

Stockholders' equity:
   Preferred stock, without par value...................................           5,792,000              5,792,000
   Common stock, without par value......................................           4,250,000              4,249,000
   Additional paid-in capital...........................................         203,989,000            197,313,000
   Treasury stock, at cost..............................................         (31,440,000)           (30,278,000)
   Accumulated deficit..................................................         (13,311,000)           (30,001,000)
   Accumulated comprehensive income (loss) -
     foreign currency translation adjustment............................          (3,241,000)            (2,272,000)
                                                                             ---------------        ---------------
       Total stockholders' equity.......................................         166,039,000            144,803,000
                                                                             ---------------        ---------------
                                                                             $   198,552,000        $   182,694,000
                                                                             ===============        ===============

               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)
                      KANEB SERVICES, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                              2000                1999                 1998
                                                       -----------------    ----------------    ------------------
Operating activities:
   Income (loss) from continuing operations..........  $       6,783,000    $     30,450,000    $       (1,264,000)
   Adjustments to reconcile income (loss) from
     continuing operations to net cash provided
     by (used in) operating activities:
       Equity in net income of subsidiaries..........         (9,648,000)          1,553,000            (1,379,000)
       Deferred income taxes.........................         (1,223,000)        (36,918,000)                 -
       Increase in the estimated redemption value of
         Series F Preferred stock....................          1,387,000           4,863,000                  -
       Changes in current assets and liabilities:
         Prepaid expenses and other current assets...         (1,694,000)         (1,057,000)             (177,000)
         Accounts payable and accrued expenses ......            141,000          (1,767,000)            3,380,000
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           operating activities......................         (4,254,000)         (2,876,000)              560,000
                                                       -----------------    ----------------    ------------------
Investing activities:
   Change in other assets, net.......................         (2,092,000)         (3,450,000)            1,195,000
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           investing activities......................         (2,092,000)         (3,450,000)            1,195,000
                                                       -----------------    ----------------    ------------------
Financing activities:
   Preferred stock dividends paid....................           (479,000)           (487,000)             (508,000)
   Payments on debt..................................         (2,270,000)              -                      -
   Change in investments in, advances to and notes
     receivable from subsidiaries....................          2,655,000           8,092,000           (11,319,000)
   Common stock issued...............................            255,000             253,000               194,000
   Purchase of treasury stock........................         (1,530,000)           (555,000)           (4,868,000)
   Change in net assets of discontinued operations...         11,928,000           7,888,000             7,578,000
                                                       -----------------    ----------------    ------------------
        Net cash provided by (used in) financing
         activities..................................         10,559,000          15,191,000            (8,923,000)
                                                       -----------------    ----------------    ------------------
Increase (decrease) in cash and cash equivalents.....          4,213,000           8,865,000            (7,168,000)
Cash and cash equivalents at beginning of year.......          9,740,000             875,000             8,043,000
                                                       -----------------    ----------------    ------------------
Cash and cash equivalents at end of year.............  $      13,953,000    $      9,740,000    $          875,000
                                                       =================    ================    ==================


               See "Notes to Consolidated Financial Statements" of Kaneb Services, Inc. and Subsidiaries included in this report.

                                                                     Schedule II
                              KANEB SERVICES, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                    Additions
                                                          ------------------------------
                                         Balance at        Charged to      Charged to                           Balance at
                                        Beginning of       Costs and         Other                                End of
       Descriptions                        Period           Expenses        Accounts         Deductions           Period
------------------------------------   -------------     ------------     ------------     --------------    --------------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2000:
   For doubtful receivables
     classified as current assets...   $         999      $        92     $         (10)(a) $       (476)(b) $          605
                                       =============      ===========     =============     ============     ==============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $       7,204      $     -         $        -        $     (7,204)    $      -
                                       =============      ===========     =============     ============     ==============

Year Ended December 31, 1999:
   For doubtful receivables
     classified as current assets...   $         727      $       664     $        (119)(a) $       (273)(b) $          999
                                       =============      ===========     =============     ============     ==============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      52,797      $     -         $        -        $    (45,593)    $        7,204
                                       =============      ===========     =============     ============     ==============

Year Ended December 31, 1998:
   For doubtful receivables
     classified as current assets...   $         488      $      259      $          99(a)  $       (119)(b) $          727
                                       =============      ==========      =============     ============     ==============

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      55,584      $    -          $        -        $     (2,787)    $       52,797
                                       =============      ===========     =============     ============     ==============



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


                                      KANEB SERVICES, INC.

                                      By:  JOHN R. BARNES
                                           President and Chief Executive Officer
                                      Date:  March 30, 2001

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Kaneb Services, Inc. and in the capacities and on the date indicated.

      Signature                                                       Title                         Date
----------------------------------                         --------------------------           --------------
Principal Executive Officer

           JOHN R. BARNES                                  President, Chief Executive           March 30, 2001
                                                           Officer and Director
Principal Accounting Officer

           MICHAEL R. BAKKE                                Controller                           March 30, 2001


Directors

           SANGWOO AHN                                     Director                             March 30, 2001

           JOHN R. BARNES                                  Director                             March 30, 2001

           FRANK M. BURKE, JR.                             Director                             March 30, 2001

           CHARLES R. COX                                  Director                             March 30, 2001

           HANS KESSLER                                    Director                             March 30, 2001

           JAMES R. WHATLEY                                Director                             March 30, 2001


                                 EXHIBIT INDEX

Exh. No.                           Description
-------- -----------------------------------------------------------------------

10.12    Amendment to the Furmanite Loan Agreement.

10.14    Amendment to the KSI Loan Agreement.

21       List of subsidiaries of the Registrant.

23       Consent of KPMG LLP.