Form 10-K/A
period 2000-12-31
KANEB SERVICES INC
filed 2001-04-20
CIK 54441

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

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
---------------------------------------                 ------------------------
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


                            DOCUMENTS FILED HEREWITH

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is filed herewith. Except for the addition of Part III, no information included in the original report on Form 10-K is amended by this Form 10-K/A.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III
PART III


Item 10.    Directors and Executive Officers of the Registrant.

Board of Directors

         The following table sets forth: (i) the name and age of each member of the Board of Directors for the Company; (ii) the principal occupation of such person; (iii) the year during which such person first became a Director of Kaneb; and (iv) the number of shares of Common Stock beneficially owned by such person as of April 13, 2001.

                                                                                   Shares of Common       Percent
                                                            Year First           Stock Beneficially       of Out-
                                                             Became a                 Owned at           standing
      Name               Principal Occupation                Director     Age    April  13, 2001(1)       Shares
-------------------      -------------------------------   -------------  ---    -------------------     ---------
John R. Barnes           Chairman of the Board,                1986       56          1,497,981(7)          4.81
                         President and Chief Executive
                         Officer of Kaneb

Sangwoo Ahn              General Partner of Morgan             1989       62            241,529              *
                         Lewis Githens & Ahn, an
                         investment banking firm (2)

Frank M. Burke, Jr.      Chairman and Managing General         1997       61            114,676              *
                         Partner of Burke, Mayborn
                         Company, Ltd., a private
                         investment company (3)

Charles R. Cox           Industrial Services Consultant        1995       58            148,437              *
                         (formerly Industrial Group
                         President of Fluor Daniel, Inc.,
                         an international services
                         company) (4)

Hans Kessler             Chairman and Managing Director        1998       51             48,947              *
                         of KMB Kessler + Partner GmbH,
                         a private management consulting
                         company (5)

James R. Whatley         Investments (6)                       1956       74            153,933              *

*Less than one percent.

(1) Shares listed include those beneficially owned by the person indicated, his spouse or children living at home, as well as those shares that are subject to options exercisable by such person within 60 days of April 13, 2001.

(2) Mr. Ahn has been a general partner of Morgan Lewis Githens & Ahn, an investment banking firm, since 1982 and currently serves as a Director of PAR Technology Corporation and Quaker Fabric Corporation.

(3) Mr. Burke has held the described position for more than the past five years and currently serves as a Director of Avidyn, Inc. and Arch Coal, Inc.

(4) Mr. Cox has been a private business consultant since retiring in January 1998 from Fluor Daniel, Inc., an international services company, where he served in senior executive level positions during a 27 year career with that organization.

(5) Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd.

(6) Mr. Whatley served as Chairman of the Board of Directors of Kaneb from February 1981 until April 1989.

(7) Includes 214,538 shares with sole voting and investment power, 1,220,666 shares with shared voting and investment power and 62,777 shares with sole investment power.

Executive Officers

         The following table sets forth the names, ages, positions with Kaneb and ownership of Kaneb's Common Stock for the executive officers of Kaneb.

                                                                                  Shares of Common        Percent
                                                             Years of            Stock Beneficially       of Out-
                                                            Service in                Owned at           standing
      Name                         Office                     Office      Age     April 13, 2001(1)       Shares
-------------------      --------------------------         -----------   ---    -------------------     ---------

John R. Barnes            Chairman of the Board,                14        56          1,497,981(4)         4.81
                          President and Chief
                          Executive Officer

Edward D. Doherty         Senior Vice President                 12        65            315,460            1.01

Joseph P. Lahey           Senior Vice President                  5        53            153,099             *

Howard C. Wadsworth       Vice President, Treasurer             10        56            118,472             *
                          and Secretary

William H. Kettler, Jr.   Vice President (2)                     4        47             48,250             *

Michael R. Bakke          Controller (3)                         3        41              6,294             *

*Less than one percent.

(1) Shares listed include those beneficially owned by the person indicated or his spouse or children living at home, as well as those shares that are subject to options exercisable by such person within 60 days of April 13, 2001.

(2) Mr. Kettler was elected Vice President in April 1997, prior to which he served as Director of Human Resources for Kaneb from 1989.

(3) Mr. Bakke joined the Company in January 1998 and was elected Controller in February 1998. From 1995 to 1997, Mr. Bakke served as Director of Finance and Planning for Enserch Exploration, Inc.

(4) Includes 214,538 shares with sole voting and investment power, 1,220,666 shares with shared voting and investment power and 62,777 shares with sole investment power.


Section 16(A) Beneficial Ownership Reporting Compliance Statement

         Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's officers and directors, among others, to file reports of ownership and changes of ownership in the Company's equity securities with the SEC and the NYSE. Such persons are also required by related regulations to furnish the Company with copies of all Section 16(a) forms that they file.

         Based solely on its review of the copies of such forms received by it, the Company believes that, since January 1, 2000, its officers and directors have complied with all applicable filing requirements with respect to the Company's equity securities.


Item 11.    Executive Compensation.

                             EXECUTIVE COMPENSATION

Executive Officers

         The following table sets forth information concerning the annual and long-term compensation for services to the Company in all capacities paid for the fiscal years ended December 31, 2000, 1999 and 1998 to the Chief Executive Officer and the four other most highly compensated executive officers of Kaneb (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                 Long-Term Compensation
                                                       -----------------------------------------
                                                            DSUs         Options
                                                        Related to      Related to      Other
    Name and                            Annual           Deferred        Deferred       Stock        All Other
Principal Position      Year        Compensation(1)    Compensation    Compensation    Options     Compensation(2)
--------------------  --------  ---------------------  ------------    ------------ ------------   ---------------
John R. Barnes          2000      $     451,054            6,358          -0-           -0-          $  8,908
Chairman of the Board,  1999            433,721            6,853          -0-           -0-             8,554
President and Chief     1998            416,708          136,837        197,053         -0-             8,488
Executive Officer

Edward D. Doherty       2000            234,392              264          -0-           -0-             6,787
Senior Vice President   1999            225,375            1,632          -0-           -0-             6,249
                        1998            216,758            5,787         4,556          -0-             6,402

Joseph P. Lahey         2000            225,375              227          -0-           -0-             3,538
Senior Vice President   1999            225,000              297          -0-           -0-             3,413
                        1998            216,758           20,663        30,752          -0-             3,488

Howard C. Wadsworth     2000            203,708              749          -0-          25,000           8,908
Vice President,         1999            195,333              879          -0-           -0-             8,554
Treasurer and Secretary 1998            187,525            6,506         8,867          -0-             8,488

Michael R. Bakke        2000            146,446             -0-           -0-           -0-             3,539
Controller              1999            140,738             -0-           -0-           -0-             3,620
                        1998            116,593(3)         3,789         5,684         15,000              61

(1) Amounts for 2000, 1999 and 1998, respectively, include compensation voluntarily deferred for the purchase of Deferred Stock Units ("DSUs") pursuant to Kaneb's Deferred Stock Unit Plan (the "DSU Plan") by Mr. Barnes ($208,000, $208,000 and $175,905); Mr. Doherty ($6,762, $10,820 and
     $10,308); Mr. Lahey ($32,460,  $32,460 and $30,923); Mr. Wadsworth ($9,360,
     $9,360 and $14,760);  and, Mr. Bakke ($6,000, $6,000 and $2,250) and/or for
     the purchase of DSUs pursuant to Kaneb's Supplemental Deferred Compensation Plan (the "SDC Plan") by Mr. Barnes ($16,818, $16,380 and $14,960); Mr.
     Doherty ($ -0- , $3,900 and $3,384); and Mr. Wadsworth ($1,980,  $2,100 and
     $1,632). See "Benefit Plans and Other Compensation."

(2) Includes the amount of the Company's contribution to the Savings Investment Plan (the "401(k) Plan") and the imputed value of Company-paid group term life insurance exceeding $50,000. For 2000, the amounts were on behalf of Mr. Barnes ($8,650 and $258); on behalf of Mr. Doherty ($6,025 and $762); on behalf of Mr. Lahey ($3,400 and $138); on behalf of Mr. Wadsworth ($8,650 and $258); and, on behalf of Mr. Bakke ($3,539 and $60). (3)
     Represents salary earned by Mr. Bakke from the date he joined Kaneb (January 28, 1998) through December 31, 1998.


Options/SAR's Granted During Last Fiscal Year

         The following table includes the details of stock options granted to the Named Executive Officers during 2000. All stock options were priced at 100% of the closing price of Kaneb's Common Stock on the date of grant. For illustrative purposes only, the Black-Scholes option pricing model has been used to estimate the value of stock options issued by Kaneb. The assumptions used in the calculations under such model include stock price variance or volatility based on weekly average variances of the stock for the five-year period preceding issuance, a risk-free rate of return based on the 30-year U.S. Treasury bill rate for the five-year expected life of the options, and exercise of the options at the end of their expected life. The actual option value realized, if such option is exercised, will be based upon the excess of the market price of Kaneb's Common Stock over the exercise price of the option on the date of exercise. There is no relationship between the actual option value upon exercise and the illustration below.

                                                   % of Total                                       Computed Value
                                 Number of          Granted                                          Using Black
                               Options/SAR's      To Employees    Exercise Price      Expiration    Scholes Option
       Name                       Granted          During Year      ($/Share)             Date       Pricing Model
------------------------       -------------      ------------    --------------      -----------   ---------------
Howard C. Wadsworth                25,000            15.8%             6.00           12/27/10           $39,000


Aggregated Fiscal Year End Option Values


                                             Number of Unexercised           Value of Unexercised
                                                 Options Held                In-the-Money Options
                                               at Fiscal Year End             at Fiscal Year End
                                           --------------------------     -----------------------------
       Name                                Exercisable  Unexercisable     Exercisable     Unexercisable
------------------------                   -----------  -------------     -----------     -------------
John R. Barnes                                 75,950        235,029      $   237,344     $    340,360

Edward D. Doherty                             203,588         51,516          644,822          163,851

Joseph P. Lahey                               129,545         48,025          350,453           89,824

Howard C. Wadsworth                            91,035         51,231          320,830           55,888

Michael R. Bakke                                6,000         14,684            1,875            9,207

There were no Kaneb Services, Inc. common stock options exercised by the Named Executive Officers during 2000.


Benefit Plans and Other Compensation

         Deferred Stock Unit Plan - In 1996, Kaneb established its DSU Plan to allow executive officers and other key employees to participate in Kaneb's growth at greater levels than those afforded solely by the traditional method of awarding stock option grants previously utilized by the Company. Under the DSU Plan, as modified in 1998, the Named Executive Officers and other key employees of Kaneb have been given the opportunity, from time to time, to defer a portion of their compensation toward the purchase of DSUs, which are purchased at a value equal to the closing price of Kaneb's Common Stock on the day by which the employee must elect to participate in the Plan (the "Election Date"). During a vesting period of one to three years after the Election Date (which typically coincides with a participant's deferral period), a participant's DSUs vest only in an amount equal to the lesser of the compensation deferred to date or the current market value of the pro-rata portion of DSUs acquired. DSUs may only be distributed through the issuance of a like number of shares of Kaneb's Common Stock on a pre-selected date occurring after the end of the vesting period, but no later than ten years after the Election Date. Each participant in the DSU Plan is awarded, under the Company's 1994 Stock Incentive Plan (the "1994 SIP"), an option to purchase a number of shares of Kaneb's Common Stock equal to one half, one, or one and one-half times the number of DSUs that they agree to purchase, depending upon the length of such participant's deferral period. Stock options issued with respect to the DSU Plan are priced at 100% of the closing price on the date of grant and become fully exercisable over a period of one to five years as determined by the Compensation Committee.

         Supplemental Deferred Compensation Plan - The Supplemental Deferred Compensation Plan (the "SDC Plan") was established to allow executive officers and key employees of Kaneb to defer a portion of their salary that, because of statutory limitations, could not otherwise be set aside for retirement purposes in the Company's 401(k) Plan. The non-qualified SDC Plan permits a participant to defer a portion of their total base salary that is in excess of the amounts elected by the participant to be deferred under Kaneb's 401(k) Plan, but no greater than approximately 6% of their total base salary when such person's SDC Plan deferral is combined with their 401(k) Plan deferral plus the amount by which their 401(k) Plan deferral was reduced due to participation in the DSU Plan. The Company credits contributions to the SDC Plan under the same formula as those contributions made to the 401(k) Plan. However, such contributions and participant deferrals are made to the SDC Plan in the form of DSUs, equivalent in value to 100% of the price of Kaneb's Common Stock at the time of the participant's deferral of salary to the SDC Plan. All amounts deferred under the SDC Plan are memorandum bookkeeping accounts, and such accounts do not bear interest. Vesting in the SDC Plan accounts occurs ratably over the first five years of the participant's employment, in the same manner as the 401(k) Plan. SDC Plan accounts are not distributed until the earlier of a date predetermined by the participant, at the time of a "change of control" of the Company, or a qualifying event substantially similar to qualifying distribution events established under the 401(k) Plan. Distributions from the SDC Plan will be made in the form of shares of the Company's Common Stock. The value of an account at the time of distribution will be equal to the value of the participant's vested DSUs, which are equivalent in value to shares of Kaneb's Common Stock at that time.


Compensation Committee Interlocks and Insider Participation

         Kaneb Compensation Committee Chairman, Mr. Whatley, was an executive officer of the Company prior to 1987 and was a "non-employee" Chairman of the Board until 1990.


Directors' Fees

         In 2000, each non-employee member of the Kaneb Board of Directors was paid an annual retainer of $20,000. Each non-employee Board member was also eligible to participate in programs comparable to the Company's DSU Plan, such as the Company's Non-Employee Directors Deferred Stock Unit Plan (the "Directors DSU Plan").

         During 2000, each incumbent non-employee Director holding office at that time was issued, under the Company's 1996 Directors Stock Incentive Plan (the "1996 Directors SIP"), an option to purchase up to 10,000 shares of the Company's Common Stock at a price of $4.8125, which was 100% of the closing price of the Company's Common Stock on September 13, 2000.

         As of April 13, 2001, incumbent non-employee Directors had been granted, under the 1996 Directors' SIP and pursuant to individual agreements, non-qualified options to purchase a cumulative total of 429,178 shares of Common Stock at an average price of $3.82 per share, representing 100% of the fair market value of the Common Stock on the respective dates of grant, and had purchased a total of 52,441 DSUs at an average price of $4.58 per DSU, under the Directors DSU Plan. Except as stated above, all of such stock options vest immediately and expire at the earlier of ten years from the date of grant or within three months after such person ceases to be a Director of the Company.


Termination Agreements

         In order to attract and retain qualified employees, Kaneb has periodically entered into termination agreements with key employees of Kaneb and its subsidiaries which provide that the Company will pay certain amounts into an escrow account if a third party takes certain steps which could result in a change-of-control. Under the agreements, a "change-of-control" occurs if, under certain specified circumstances: (i) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Company having 20% or more of the total number of votes that may be cast for the election of Directors of the Company; or (ii) as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, restructuring or proceeding under the bankruptcy laws, sale of assets or contested election, or any combination of the foregoing transactions, the persons (or any combination thereof) who are Directors of the Company 60 days prior to the closing of any such transaction(s) cease to constitute a majority of the Board of Directors of the Company or any successor to the Company; or (iii) as a consequence of a tender or exchange offer or a proxy contest of third party consent solicitation, a majority of the fair market value of the assets of the Company are distributed to the Company's securities holders. If a change-of-control occurs and, among other things, the employment of the employee terminates, voluntarily or involuntarily, for any reason, the escrowed sum will be paid to the employee. Messrs. Barnes, Doherty, Lahey and Wadsworth have termination agreements which provide that, in the event that their employment is terminated as a consequence of a change-of-control, the Company will pay each individual an amount equal to 299% of their average annual base salary for the five years prior to the change-of-control. Additionally, Mr. Bakke and two other employees each have similar agreements pursuant to which they would be paid 100% of their respective annual salaries prior to the change-of-control. If such a change-of-control of the Company were to occur at April 13, 2001, an aggregate of $3,738,945 would be payable to these individuals.


Board Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors (the "Committee") is responsible for recommending the types and levels of compensation for executive officers of Kaneb. The Committee is comprised of three independent, non-employee Directors, though Mr. Whatley served as an officer of Kaneb prior to 1987. Following thorough review and approval by the Committee, decisions relating to executive compensation are reported to and approved by the full Board of Directors. The Committee has directed the preparation of this report and has approved its contents and its submission to the stockholders. As provided by the rules of the SEC, this report is not deemed to be filed with the SEC nor incorporated by reference into any prior or future fillings under the Securities Act of 1933, as amended, or the Exchange Act.

         In the Committee's opinion, levels of executive compensation should generally be based upon the performance of the Company, the contributions of individual officers to such performance and the comparability to persons with similar responsibilities in business enterprises similar in size or nature to Kaneb. The Committee believes that compensation plans should align executive compensation with returns to stockholders, giving due consideration to the achievement of both long-term and short-term objectives. The Committee believes that such compensation policies and practices have allowed Kaneb to attract, retain and motivate its key executives.

         The compensation of Kaneb's executive officers consists primarily of base salaries and the opportunity to participate in certain incentive arrangements, including, among other programs, the 1994 SIP, the granting of contractual non-qualified stock options, the Company's DSU Plan and the Company's SDC Plan. The value of these plan benefits directly relates to the future performance of Kaneb's Common Stock. The Committee continues to believe that the utilization of incentive programs that are linked to the performance of Kaneb's Common Stock closely aligns the interests of the executive with those of Kaneb's stockholders. Consistent with all other full-time Company employees, the Named Executive Officers are also eligible to participate in Kaneb's 401(k) Plan. The Committee believes that this plan encourages longer-term employment through gradual service-based vesting of Company contributions. As with other plans offered to Kaneb employees, the 401(k) Plan provides an incentive to Kaneb employees, including the Named Executive Officers, who elect to tie their own financial interests, in part, to those of Kaneb's stockholders by offering larger employer-matching contributions with respect to employee contributions to the 401(k) Plan that are invested in Kaneb's Common Stock than with respect to employee contributions that are directed to other investment options offered under the 401(k) Plan.

         The base salaries of Kaneb's executive officers, including the Chief Executive Officer, are based upon a subjective assessment of each individual's performance, experience and other factors that are believed to be relevant in comparison with compensation data contained in published and recognized surveys. In December 2000, Messrs. Barnes, Doherty, Lahey, Wadsworth and Bakke received base salary increases of approximately 4%. The Committee believes that these salary adjustments are appropriate to insure that Kaneb's executive officer compensation remains close to the median level of most of the comparative compensation data. In addition to the foregoing, two of the Company's executive officers, Messrs. Doherty and Lahey, are each eligible to receive, on a year-to-year basis, an incentive bonus based upon the actual operational results achieved, as compared to budget targets, in a given fiscal year by the subsidiaries of the Company that are under their respective direct supervision. Messrs. Wadsworth and Bakke are eligible to receive discretionary incentive bonuses, based upon Kaneb's overall financial achievement and a subjective review of their respective contributions to such achievement. These incentive arrangements are anticipated to be extended to such executive officers for 2001. The Committee believes that an improvement in earnings from the prior year and a comparison of actual performance versus budget are appropriate standards for measuring performance and directly link the individual participant's total potential remuneration with the accomplishment of established growth targets.

         Eligibility for participation in the various Company plans and the awards granted under 1994 SIP were determined after the Committee had thoroughly reviewed and taken into consideration the respective relative accountability, anticipated performance requirements and contributions to the Company by the prospective participants, including the Named Executive Officers. All outstanding stock options that have been granted pursuant to these plans and programs were granted at prices not less than 100% of the fair market value of the Company's Common Stock on the dates such options were granted. The Committee believes that stock options, deferred stock units, stock appreciation rights and stock grants are a desirable form of long-term compensation that allow the Company to recruit and retain senior executive talent and closely connect the interests of management with stockholder value.

                                           Compensation Committee

                                           James R. Whatley, Chairman
                                           Charles R. Cox
                                           Hans Kessler


Performance Graph

         The following graph compares, for the period January 1, 1996 to December 31, 2000, the cumulative total stockholder return on the Common Stock of Kaneb with the New York Stock Exchange ("NYSE") Market Index and an industry-based index prepared by Media General Financial Services, Inc. The industry-based index is comprised of companies that share the same Standard Industrial Classification ("SIC") code as Kaneb, which consists of companies that offer a diverse array of services. The graph assumes an initial investment of $100 and the reinvestment of all dividends. The following table indicates the data points for the chart.


                          Kaneb Services, Inc.      NYSE Market Index          Industry Index
                          --------------------      -----------------          --------------
          1995                   100.00                  100.00                    100.00

          1996                   144.44                  120.46                    117.96

          1997                   230.56                  158.48                    142.71

          1998                   177.78                  188.58                    134.14

          1999                   197.44                  206.49                    148.38

          2000                   261.11                  211.42                    261.49



Item 12.    Security Ownership of Certain Beneficial Owners and Management.


Common Stock Outstanding and Principal Holders Thereof

         As of April 13, 2001, all Directors and executive officers of the Company as a group owned beneficially an aggregate of 2,847,078 shares, representing approximately 9.14% of the outstanding shares of Kaneb Common Stock. Such ownership amount includes 1,033,088 shares which can be acquired by Directors and executive officers of the Company pursuant to the exercise of outstanding stock options within 60 days of April 13, 2001.

         The following table sets forth information with respect to the shares of Kaneb's Common Stock owned of record or beneficially as of April 13, 2001, by all persons other than Directors and executive officers of the Company who own of record or are known by Kaneb to own beneficially more than 5% of such class of securities:

                         Name and Address                    Type of           Number           Percent
                          of Stockholder                   Ownership         of Shares          of Class
                  -------------------------------          ----------        ---------          --------

                  Franklin Resources, Inc.(1)              Beneficial        2,992,500            9.61
                  777 Mariners Island Blvd.
                  San Mateo, California 94404

                  Fidelity Management and Beneficial
                    Research Company (2)                   Beneficial        2,318,900           7.45
                  82 Devonshire Street
                  Boston, Massachusetts  02109

(1) The information included herein was obtained from information contained in Schedule 13G, dated February 2, 2001, filed by the stockholder with the Securities and Exchange Commission ("SEC"), pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

(2) The information included herein was obtained from information contained in Schedule 13G, dated February 14, 2001, filed by the stockholder with the SEC, pursuant to the Exchange Act.


Item 13.     Certain Relationships and Related Transactions.

         In November 2000, Kaneb authorized the exchange, in a non-cash transaction, of all of the issued and outstanding shares of its Adjustable Rate Cumulative Class A Preferred Stock, Series F held by an entity for the benefit of Mr. Barnes' family, for 1,351,351 shares of Kaneb Common Stock. The exchange will be effective before the record date of the planned distribution.

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


                                      KANEB SERVICES, INC.

                                      By:  MICHAEL R. BAKKE
                                           Controller
                                      Date:  April 19, 2001

                                 EXHIBIT INDEX

Exh. No.                           Description
-------- -----------------------------------------------------------------------

10.12    Amendment to the Furmanite Loan Agreement.

10.14    Amendment to the KSI Loan Agreement.

21       List of subsidiaries of the Registrant.

23       Consent of KPMG LLP.