Form 10-Q
period 2001-03-31
KANEB SERVICES INC
filed 2001-05-15
CIK 54441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ___ to ___

                        Commission File Number 001-05083

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

         YES    X                             NO
               ---                               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class of Common Stock                      Outstanding at April 30, 2001
   ---------------------                      -----------------------------
       No par value                               31,149,777 shares

================================================================================

KANEB SERVICES, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED MARCH 31, 2001


                                                                                            Page No.
                                                                                            --------
                   Part I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income - Three Months Ended
             March 31, 2001 and 2000                                                           1

          Condensed Consolidated Balance Sheets - March 31, 2001
             and December 31, 2000                                                             2

          Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 2001 and 2000                                              3

          Notes to Consolidated Financial Statements                                           4

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                    12

                   Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                                    17

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         -------------    -------------
Revenues:
     Services                                                            $      32,884    $      27,006
     Products                                                                    3,008            4,288
                                                                         -------------    -------------
           Total revenues                                                       35,892           31,294
                                                                         -------------    -------------

Costs and expenses:
     Operating costs                                                            29,280           23,993
     Cost of products sold                                                       2,677            3,903
     Depreciation and amortization                                               1,251            1,362
     General and administrative                                                  1,160            1,481
                                                                         -------------    -------------
           Total costs and expenses                                             34,368           30,739
                                                                         -------------    -------------

Operating income                                                                 1,524              555
Interest income                                                                    248              172
Other expense, net                                                                (255)             (43)
Interest expense                                                                  (885)            (976)
                                                                         -------------    -------------
Income (loss) from continuing operations before
    income taxes                                                                   632             (292)
Income tax benefit (expense)                                                      (259)              57
                                                                         -------------    -------------
Income (loss) from continuing operations                                           373             (235)
Income from discontinued operations - businesses
    to be distributed to common shareholders,
    net of income taxes                                                          6,770            2,160
                                                                         -------------    -------------
Net income                                                                       7,143            1,925

Dividends and redemption premium applicable
    to preferred stock                                                             493              130
                                                                         -------------    -------------
Net income applicable to common stock                                    $       6,650    $       1,795
                                                                         =============    =============

Earnings (loss) per common share - Basic and diluted:
    Continuing operations                                                $          --    $        (.01)
    Discontinued operations                                                        .21              .07
                                                                         -------------    -------------
                                                                         $         .21    $         .06
                                                                         =============    =============


                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                                  MARCH 31,       DECEMBER 31,
                                                                    2001              2000
                                                               --------------    --------------
                                                                 (UNAUDITED)
                   ASSETS
Current assets:
     Cash and cash equivalents                                 $       15,886    $       20,517
     Accounts receivable, trade                                        32,408            29,198
     Inventories                                                        7,560             7,641
     Prepaid expenses and other current assets                          6,675             6,749
     Current deferred taxes                                            36,070            36,489
                                                               --------------    --------------
        Total current assets                                           98,599           100,594
                                                               --------------    --------------

Property and equipment                                                 30,061            30,585
Less accumulated depreciation and amortization                         19,673            20,043
                                                               --------------    --------------
     Net property and equipment                                        10,388            10,542
                                                               --------------    --------------

Excess of cost over fair value of net assets
     of acquired businesses                                            61,943            62,470

Deferred income taxes and other assets                                 11,044            11,215

Net assets of discontinued operations - businesses to
    be distributed to common shareholders                              44,947            41,822
                                                               --------------    --------------
                                                               $      226,921    $      226,643
                                                               ==============    ==============
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                         $          567    $          595
     Accounts payable                                                   7,426             5,081
     Accrued expenses                                                  11,210            13,733
                                                               --------------    --------------
         Total current liabilities                                     19,203            19,409
                                                               --------------    --------------

Long-term debt, less current portion:
    Technical services                                                 18,529            18,197
    Parent company                                                     21,396            21,396
                                                               --------------    --------------
         Total long-term debt, less current portion                    39,925            39,593
                                                               --------------    --------------

Other liabilities                                                       1,711             1,602

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                                    --             5,792
     Common stock, without par value                                    4,250             4,250
     Additional paid-in-capital                                       204,034           203,989
     Treasury stock, at cost                                          (31,428)          (31,440)
     Accumulated deficit                                               (6,662)          (13,311)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment                       (4,112)           (3,241)
                                                               --------------    --------------
         Total stockholders' equity                                   166,082           166,039
                                                               --------------    --------------
                                                               $      226,921    $      226,643
                                                               ==============    ==============



                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         ------------------------------
                                                                             2001              2000
                                                                         -------------    -------------
Operating activities:
   Income (loss) from continuing operations                              $         373    $        (235)
   Adjustments to reconcile income (loss) from
     continuing operations to net cash provided
     by operating activities:
       Increase in estimated redemption value
         of Series F Preferred Stock                                                --              126
       Depreciation and amortization                                             1,251            1,362
       Deferred income taxes                                                        32              (73)
       Other                                                                       109               23
       Changes in current assets and liabilities                                (3,311)          (1,296)
                                                                         -------------    -------------
       Operating activities of continuing operations                            (1,546)             (93)
       Operating activities of discontinued operations                          32,677           20,224
                                                                         -------------    -------------
         Net cash provided by operating activities                              31,131           20,131
                                                                         -------------    -------------

Investing activities:
   Capital expenditures                                                           (864)            (643)
   Change in other assets, net                                                    (432)             359
   Investing activities of discontinued operations                            (109,483)          (4,908)
                                                                         -------------    -------------
       Net cash used in investing activities                                  (110,779)          (5,192)
                                                                         -------------    -------------

Financing activities:
   Issuance of debt                                                              1,198              158
   Payments on debt and capital leases                                            (894)            (877)
   Preferred stock dividends and redemption
     premium paid                                                                 (493)            (130)
   Common stock issued                                                              23              147
   Purchase of treasury stock                                                       --           (1,092)
   Redemption of Series A Preferred Stock                                       (5,680)              --
   Financing activities of discontinued operations                              80,863          (12,593)
                                                                         -------------    -------------
       Net cash provided by (used in) financing activities                      75,017          (14,387)
                                                                         -------------    -------------

Increase (decrease) in cash and cash equivalents                                (4,631)             552
Cash and cash equivalents at beginning of period                                20,517           14,516
                                                                         -------------    -------------

Cash and cash equivalents at end of period                               $      15,886    $      15,068
                                                                         =============    =============

Supplemental cash flow information:
   Cash paid for interest                                                $       1,268    $       1,471
                                                                         =============    =============

   Cash paid for income taxes                                            $         388    $         264
                                                                         =============    =============

                See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)




1.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of Kaneb Services, Inc. and its subsidiaries (the "Company"). On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its shareholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). The new entity will own an effective 2% general partner interest and a 25% limited partner interest in Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's wholly-owned petroleum marketing subsidiary. As a result, the accompanying financial statements reflect the operations of the Pipeline, Terminaling and Product Marketing businesses of the Company as "discontinued operations - businesses to be distributed to common shareholders". All significant intercompany transactions and balances are eliminated in consolidation.

         The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2001 and the consolidated results of their operations and cash flows for the periods ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


2        COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                                             Three Months Ended
                                                                March 31,
                                                     ------------------------------
                                                         2001             2000
                                                     -------------    -------------
                                                            (in thousands)
Net income                                           $       7,143    $       1,925
Other comprehensive income (loss) - foreign
   currency translation adjustment                            (871)             (43)
                                                     -------------    -------------

Comprehensive income                                 $       6,272    $       1,882
                                                     =============    =============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



3.       EARNINGS PER SHARE

         The following is a reconciliation of Basic and Diluted earnings (loss) per share (in thousands, except for per share amounts):

                                                                                   Weighted
                                                                                   Average
                                                                    Net             Common         Per-Share
                                                                  Income            Shares          Amount
                                                               -------------    -------------   -------------
THREE MONTHS ENDED MARCH 31, 2001
    Income from continuing operations                          $         373
    Dividends and redemption premium
       applicable to preferred stock                                    (493)
                                                               -------------
    Basic earnings per share -
       Income (loss) applicable to common
         stock                                                          (120)          31,744   $          --
                                                                                                =============

    Effect of dilutive securities -
       Common stock options, Series F
       Preferred and DSUs                                                 --               --
                                                               -------------    -------------

    Diluted earnings per share -
       Income (loss) applicable to common
       stock, Series F Preferred, DSUs and
       assumed options exercised                               $        (120)          31,744   $          --
                                                               =============    =============   =============

THREE MONTHS ENDED MARCH 31, 2000
    Income (loss) from continuing operations                   $        (235)
    Dividends applicable to preferred stock                             (130)
                                                               -------------

    Basic earnings per share -
       Income (loss) applicable to common
         stock                                                          (365)          31,261   $        (.01)
                                                                                                =============

    Effect of dilutive securities -
       Common stock options, Series F
       Preferred and DSUs                                                 --               --
                                                               -------------    -------------

    Diluted earnings per share -
       Income (loss) applicable to common
       stock, Series F Preferred, DSUs and
       assumed options exercised                               $        (365)          31,261   $        (.01)
                                                               =============    =============   =============

         As a result of the loss from continuing operations applicable to common stock, all options and the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



4.       CONTINGENCIES

         The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


5.       BUSINESS SEGMENT DATA

         The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs and legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to the Company's segments. Effective January 1, 2001, the compensation and benefit costs of certain officers of the technical services and information technology services segments were transferred from general corporate to their respective segments. Such costs approximated $0.1 million for the first quarter for each of these segments.

         The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment.

                                                                    Three Months Ended
                                                                         March 31,
                                                          --------------------------------------
                                                                 2001                 2000
                                                          ----------------      ----------------
                                                                      (in thousands)
     Business segment revenues:
        Technical services                                $         24,561      $         22,959
        Information technology services                             11,331                 8,335
                                                          ----------------      ----------------
                                                          $         35,892      $         31,294
                                                          ================      ================
     Technical services segment revenues:
        Underpressure services                            $          9,544      $          9,374
        Turnaround services                                         12,502                10,868
        Other services                                               2,515                 2,717
                                                          ----------------      ----------------
                                                          $         24,561      $         22,959
                                                          ================      ================

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)



                                                                Three Months Ended
                                                                    March 31,
                                                          ------------------------------
                                                              2001              2000
                                                          -------------    -------------
                                                                  (in thousands)
Business segment profit:
   Technical services                                     $       1,313    $         924
   Information technology services                                1,371            1,112
   General corporate                                             (1,160)          (1,481)
                                                          -------------    -------------
      Operating income                                            1,524              555
   Interest income                                                  248              172
   Other expense, net                                              (255)             (43)
   Interest expense                                                (885)            (976)
                                                          -------------    -------------
   Income (loss) from continuing operations
      before income taxes                                 $         632    $        (292)
                                                          =============    =============

                                                             March 31,    December 31,
                                                               2001            2000
                                                          -------------   -------------
Total assets:
   Technical services                                     $     103,121   $     103,817
   Information technology services                               21,919          20,086
   General corporate                                             56,934          60,918
   Discontinued operations, net                                  44,947          41,822
                                                          -------------   -------------
                                                          $     226,921   $     226,643
                                                          =============   =============

6.       DISCONTINUED OPERATIONS - BUSINESSES TO BE DISTRIBUTED TO COMMON
         SHAREHOLDERS

         The results of operations for the pipeline, terminaling and product marketing businesses are reflected in the accompanying consolidated statements of income as "discontinued operations - businesses to be distributed to common shareholders" (See Note 1). A summary of operating results of discontinued operations for the three months ended March 31, 2001 and 2000 is presented below:

                                                                  Three Months Ended
                                                                     March 31,
                                                          ------------------------------
                                                              2001             2000
                                                          -------------    -------------
                                                                 (in thousands)
Revenues:
  Pipeline and terminaling services                       $      48,069    $      36,680
  Product marketing services                                     88,352           80,389
                                                          -------------    -------------
                                                          $     136,421    $     117,069
                                                          =============    =============
Operating profit:
  Pipeline and terminaling services                       $      18,294    $      12,900
  Product marketing services                                       (775)             959
  Distribution expenses                                            (250)              --
                                                          -------------    -------------
                                                          $      17,269    $      13,859
                                                          =============    =============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

                                                                      Three Months Ended
                                                                          March 31,
                                                               -------------    -------------
                                                                   2001              2000
                                                               -------------    -------------
                                                                       (in thousands)
Income before gain on issuance of units by
  KPP, income taxes, interest of outside
  non-controlling partners in KPP's net
  income and extraordinary item                                $      12,432    $      10,719

Gain on issuance of units by KPP                                       9,859               --
Income taxes                                                          (5,004)          (1,725)
Interest of outside non-controlling partners
  in KPP's net income                                                 (9,658)          (6,834)
Extraordinary loss on KPP debt extinguishment,
  net of income taxes and interest of outside
  non-controlling partners in KPP's net income                          (859)              --
                                                               -------------    -------------
Income from discontinued operations,
  net of income taxes                                          $       6,770    $       2,160
                                                               =============    =============

         A summary balance sheet of the discontinued operations as of March 31, 2001 and December 31, 2000 is presented below:

                                                                  March 31,     December 31,
                                                                    2001            2000
                                                               -------------    -------------
                                                                       (in thousands)
Current assets                                                 $      70,245    $      66,330
Property and equipment, net                                          484,235          321,448
Investment in affiliates                                              22,031           22,568
Other assets                                                           1,596            1,607
                                                               -------------    -------------
  Total assets                                                       578,107          411,953

Current liabilities                                                  (84,114)         (41,796)
Long-term debt                                                      (257,500)        (184,052)
Deferred taxes and other liabilities                                 (30,726)         (24,302)
Interest of outside non-controlling partners in KPP                 (160,820)        (119,981)
                                                               -------------    -------------

Net assets of discontinued operations - businesses to be
  distributed to common shareholders                           $      44,947    $      41,822
                                                               =============    =============


         On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


         purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001.

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

         The U.S. Department of Transportation has issued a Notice of Proposed Violation to PEPCO and KPP's subsidiary alleging violations over several years of pipeline safety regulations and proposing a civil penalty of $674,000. KPP's subsidiary and PEPCO have contested the allegations of violations and the proposed penalty. The ultimate amount of any penalty

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


         attributable to KPP cannot be determined at this time, but KPP believes that this matter will not have a material effect on KPP's financial condition.

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

         In the lawsuit, Grace also sought indemnification for expenses that it has incurred since 1996 of approximately $3.5 million for response and remediation required by the State of Massachusetts and for additional expenses that it expects to incur in the future. The consistent position of KPP's subsidiaries is that they did not acquire the abandoned pipeline as part of the 1993 ST Services transaction, and therefore did not assume any responsibility for the environmental damage nor any liability to Grace for the pipeline.

         At the end of the trial on May 19, 2000, the jury returned a verdict including findings that Grace had breached a provision of the 1993 acquisition agreement and that the pipeline was abandoned prior to 1978. On July 17, 2000, the Judge entered final judgment in the case, which is now on appeal to the Dallas Court of Appeals, that Grace take nothing from the subsidiaries on its claims, including claims for future expenses. Although KPP's subsidiaries have not incurred any expenses in connection with the remediation, the court also ruled, in effect, that the subsidiaries would not be entitled to an indemnification from Grace if any such expenses were incurred in the future. However, the Judge let stand a prior summary judgment ruling that the pipeline was an asset of the company acquired as part of the 1993 ST Services transaction. The Judge also awarded attorney fees to Grace.

         While the judgment means that the subsidiaries have no obligation to reimburse Grace for the approximately $3.5 million it has incurred, as required by the State of Massachusetts, KPP's subsidiaries have filed an appeal of the judgment finding that the Otis Pipeline was transferred to them and the award of attorney fees.

         On April 2, 2001, Grace filed a petition in bankruptcy, which created an automatic stay against actions against Grace. This automatic stay will affect the appeal of this matter. The Texas court of appeals has issued an order staying all proceedings of the appeal because of the bankruptcy. Once the stay is lifted, KPP's subsidiaries that are party to the law suit intend to resume vigorous prosecution of the appeal.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


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


7.       RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting and Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. As the Company is not a party to any derivative contracts, adoption did not have any effect on the Company's results of operations or financial position.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the consolidated financial statements of Kaneb Services, Inc. (the "Company") and notes thereto included elsewhere in this report.

         OPERATING RESULTS:


         TECHNICAL SERVICES

         This business segment provides specialized industrial services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.


                                                                       Three Months Ended
                                                                           March 31,
                                                               ------------------------------
                                                                   2001             2000
                                                               -------------    -------------
                                                                       (in thousands)
Revenues:
    United States                                              $       9,734    $       7,844
    Europe                                                            11,732           12,563
    Asia-Pacific                                                       3,095            2,552
                                                               -------------    -------------
         Total Revenues                                        $      24,561    $      22,959
                                                               =============    =============

Operating income:
    United States                                              $         611    $         487
    Europe                                                             1,511              950
    Asia-Pacific                                                         157              263
    Headquarters                                                        (492)            (281)
    Amortization of excess of cost over fair value
      of net assets of acquired businesses                              (474)            (495)
                                                               -------------    -------------
         Total operating income                                $       1,313    $         924
                                                               =============    =============

Capital expenditures,
    excluding acquisitions                                     $         805    $         407
                                                               =============    =============

         For the three months ended March 31, 2001, revenues for the technical services business increased by $1.6 million, or 7%, when compared to the same 2000 period, due to overall improvements in turnaround services, primarily in the United States and Europe, resulting from improved market conditions. In the United States, revenues increased by 24%, compared to the same period in 2000, due to the increases in turnaround services and increases in leaksealing services. In Europe, revenues decreased by 7% due to devaluations of foreign currencies and declines in demand for leaksealing services. Asia-Pacific revenues increased by 21% in the first quarter of 2001, compared to the same period in 2000, due to an increase in product sales.

         Overall, technical services operating income increased by $0.4 million, or 42%, for the three months ended March 31, 2001, when compared to the same 2000 period, due to increases in

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


         operating income in the United States and Europe resulting from higher-margin turnaround services and overall improved market conditions.


         INFORMATION TECHNOLOGY SERVICES

         The Company's information technology services business is conducted through several wholly-owned subsidiaries. The information technology services group provides network design, installation and maintenance services, database management and processing services, specialized medical technology services, insurance tracking services, hardware distribution and other related information technology services. The medical services division provides system integration and open architecture based telemedicine solutions, including assessment and planning, installation assistance, clinical systems integration, acceptance testing, and systems maintenance and management of telemedicine applications.


                                            Three Months Ended
                                                March 31,
                                      -----------------------------
                                          2001             2000
                                      -------------   -------------
                                              (in thousands)
Revenues                              $      11,331   $       8,335
                                      =============   =============

Operating income                      $       1,371   $       1,112
                                      =============   =============

Capital expenditures,
    excluding acquisitions            $          59   $         236
                                      =============   =============


         In November 2000, the Company, through a wholly-owned subsidiary, acquired Double Eagle Communications and Cabling, Inc. ("Double Eagle"). Double Eagle is a full service provider of voice and data cabling and network support services.

         For the three months ended March 31, 2001, revenues increased by $3.0 million, or 36%, as a result of increases in service revenues, primarily due to the Double Eagle acquisition, partially offset by declines in equipment sales. Revenues from equipment sales, furnished at the request of selected customers, declined in the first quarter of 2001, when compared to 2000, due to fluctuations in customer needs. For the three months ended March 31, 2001, operating income increased by $0.3 million, or 23%, when compared to the same 2000 period, the result of the Double Eagle acquisition and increased consulting services provided to various national government agencies and the private sector, partially offset by the decreases in equipment sales.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


         DISCONTINUED OPERATIONS - BUSINESSES TO BE DISTRIBUTED TO COMMON SHAREHOLDERS

         The pipeline and terminaling segment includes the operations of KPP. KPP provides transportation services of refined petroleum products through a pipeline system that extends throughout the Midwestern states and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. The Company operates, manages and controls the pipeline and terminaling operations of KPP through an effective 2% general partner interest and a 25% limited partner interest in KPP. The products marketing business segment provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions, as well as California.

                                                                       Three Months Ended
                                                                           March 31,
                                                               ------------------------------
                                                                   2001             2000
                                                               -------------    -------------
                                                                       (in thousands)
Revenues:
  Pipeline and terminaling services                            $      48,069    $      36,680
  Product marketing services                                          88,352           80,389
                                                               -------------    -------------
                                                               $     136,421    $     117,069
                                                               =============    =============
Operating income:
  Pipeline and terminaling services                            $      18,294    $      12,900
  Product marketing services                                            (775)             959
  Distribution expenses                                                 (250)              --
                                                               -------------    -------------
                                                               $      17,269    $      13,859
                                                               =============    =============

         On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a bank. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of 7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

         For the three months ended March 31, 2001, revenues for the Pipeline and Terminaling business increased by $11.4 million when compared to 2000, due to a $10.5 million increase in revenues in the terminaling business and $0.9 million increase in pipeline revenues. Terminaling revenue increases are a result of the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Average annual tankage utilized for the three months ended March 31, 2001 increased to 30.0 million barrels from 21.0 million barrels for the comparable prior year period. Approximately 85% of the increase in both revenues and average annual tankage utilized was attributable to Shore. For the three months ended March 31, 2001, average annualized revenues per barrel of tankage utilized increased to $4.25 per barrel, compared to $4.09 per barrel for the same prior year period, the result of favorable market conditions, compared to the first quarter of

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


         2000. Pipeline revenue increases are due to increases in barrel miles shipped and increases in terminaling charges. Pipeline barrel miles shipped totaled 4.1 billion and 4.0 billion for the three month periods ended March 31, 2001 and 2000, respectively.

         The $5.4 million increase in pipeline and terminaling operating income for the quarter ended March 31, 2001, compared to 2000, is due entirely to an increase in terminaling operating income, a result of the Shore acquisition and the increase in tank utilization.

         The interest of outside non-controlling partners in KPP's net income was $9.7 million and $6.8 million for the three months ended March 31, 2001 and 2000, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $10.6 million and $9.3 million for the three month periods ended March 31, 2001 and 2000, respectively.

         Capital expenditures of $3.0 million and $2.3 million for the three month periods ended March 31, 2001 and 2000 relate to the maintenance of KPP's existing operations. Routine maintenance capital expenditures for 2001 are currently estimated to be between $12 million and $15 million.

         For the three months ended March 31, 2001, revenues for the product marketing business increased by $8.0 million, or 10%, when compared to the same 2000 period, primarily a result of an increase in both sales volumes and sales price. Total gallons sold increased to 97 million in the first quarter of 2001, compared to 95 million in the first quarter of 2000, due to a combination of increasing the number of terminals through which products are sold and increasing the volumes at existing locations. The average price realized per gallon of product sold increased to $0.91 in the first quarter of 2001, compared to $0.85 for the same period in 2000. Products marketing operating income decreased by $1.7 million in the first quarter of 2001, compared to the first quarter of 2000, due to sharp fluctuations in prices, which more than offset normal operating margins.

KANEB SERVICES, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



         LIQUIDITY AND CAPITAL RESOURCES

         During the first three months of 2001, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

         Cash provided by (used in) continuing operations was $(1.5) million and $(0.1) million for the three months ended March 31, 2001 and 2000, respectively. Capital expenditures from continuing operations were $0.9 million for the three months ended March 31, 2001, compared to $0.6 million in 2000. Routine maintenance capital expenditures in 2001 have been funded by internally generated funds.

         In December 2000, KPP entered into a credit agreement with a group of banks that provides for a $275 million unsecured revolving credit facility through December 2003. The credit facility, which is without recourse to the parent company, bears interest at variable rates and has a variable commitment fee on unutilized amounts. The credit facility contains financial and operational covenants, including limitations on KPP investments, sales of assets and transactions with affiliates. Absent an event of default, the covenants do not restrict distributions to KPP unitholders. In January 2001, proceeds from the facility were used to repay in full KPP's $128 million of mortgage notes and $15 million outstanding under its $25 million revolving credit facility. An additional $107 million was used to finance the cash portion of the Shore acquisition. Under the provisions of the mortgage notes, KPP incurred $6.5 million in prepayment penalties, which, net of interest of outside non-controlling partners in KPP's net income and income taxes, has been recognized in discontinued operations
         - businesses to be distributed to common shareholders in the first quarter of 2001. At March 31, 2001, $257.5 million was drawn on the facility, at an interest rate of 6.04%, which is due in December of 2003.

         In connection with the planned distribution, the Company's Series A Preferred Stock was redeemed for cash on March 30, 2001 at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost includes a $0.4 million redemption premium, which is recognized as preferred dividends in the first quarter of 2001. Additionally, the Board of Directors has authorized the exchange, in non-cash transactions, of 1,356,777 shares of the Company's common stock for all Series C Preferred and Series F Preferred shares outstanding. The exchanges are expected to be completed in the first half of 2001.

         Additional information related to the sources and uses of cash is presented in the financial statements included in this report.

                           PART II - OTHER INFORMATION


         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits.

                           None.


                  (b)      Reports on Form 8-K

                           Current Report on Form 8-K regarding Kaneb Pipe Line Partners L.P.'s Acquisition of Shore Terminals LLC, located in California, Washington, Oregon and Nevada, filed January 18, 2001.

                           Current Report on Form 8-K/A updating Kaneb Pipe Line Partners L.P.'s Acquisition of Shore Terminals LLC, located in California, Washington, Oregon and Nevada, filed March 19, 2001.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                         KANEB SERVICES, INC.
                                         (Registrant)


Date:  May 14, 2001                      /s/ MICHAEL R. BAKKE
                                         --------------------------------------
                                         Michael R. Bakke
                                         Controller