Form 10-Q/A
period 2001-03-31
KANEB SERVICES INC
filed 2001-05-24
CIK 54441

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _______ to _______

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

KANEB SERVICES, INC. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2001
--------------------------------------------------------------------------------



                                                                                                  Page No.
                                                                                                  --------
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                     March 31, 2001 and 2000                                                           1

                  Condensed Consolidated Balance Sheets - March 31, 2001
                     and December 31, 2000                                                             2

                  Condensed Consolidated Statements of Cash Flows - Three
                     Months Ended March 31, 2001 and 2000                                              3

                  Notes to Consolidated Financial Statements                                           4

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                    13

                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                    18

KANEB SERVICES, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ------------------------
                                                              2001          2000
                                                           ----------    ----------
Revenues:
     Services                                              $   32,884    $   27,006
     Products                                                   3,008         4,288
                                                           ----------    ----------
           Total revenues                                      35,892        31,294
                                                           ----------    ----------

Costs and expenses:
     Operating costs                                           29,280        23,993
     Cost of products sold                                      2,677         3,903
     Depreciation and amortization                              1,251         1,362
     General and administrative                                 1,160         1,481
                                                           ----------    ----------
           Total costs and expenses                            34,368        30,739
                                                           ----------    ----------

Operating income                                                1,524           555
Interest income                                                   248           172
Other expense, net                                               (255)          (43)
Interest expense                                                 (885)         (976)
                                                           ----------    ----------
Income (loss) from continuing operations before
    income taxes                                                  632          (292)
Income tax benefit (expense)                                     (259)           57
                                                           ----------    ----------
Income (loss) from continuing operations                          373          (235)
Income from discontinued operations - businesses
    to be distributed to common shareholders,
    net of income taxes                                         6,770         2,160
                                                           ----------    ----------
Net income                                                      7,143         1,925

Dividends and redemption premium applicable
    to preferred stock                                            493           130
                                                           ----------    ----------
Net income applicable to common stock                      $    6,650    $    1,795
                                                           ==========    ==========

Earnings (loss) per common share - Basic and diluted:
       Continuing operations                               $       --    $     (.01)
       Discontinued operations                                    .21           .07
                                                           ----------    ----------
                                                           $      .21    $      .06
                                                           ==========    ==========



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                          MARCH 31,     DECEMBER 31,
                                                            2001            2000
                                                        ------------    ------------
                                                        (UNAUDITED)
                   ASSETS
Current assets:
     Cash and cash equivalents                          $     15,886    $     20,517
     Accounts receivable, trade                               32,408          29,198
     Inventories                                               7,560           7,641
     Prepaid expenses and other current assets                 6,675           6,749
     Current deferred taxes                                   36,070          36,489
                                                        ------------    ------------
        Total current assets                                  98,599         100,594
                                                        ------------    ------------

Property and equipment                                        30,061          30,585
Less accumulated depreciation and amortization                19,673          20,043
                                                        ------------    ------------
     Net property and equipment                               10,388          10,542
                                                        ------------    ------------

Excess of cost over fair value of net assets
     of acquired businesses                                   61,943          62,470

Deferred income taxes and other assets                        11,044          11,215

Net assets of discontinued operations - businesses to
    be distributed to common shareholders                     44,947          41,822
                                                        ------------    ------------
                                                        $    226,921    $    226,643
                                                        ============    ============
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                  $        567    $        595
     Accounts payable                                          7,426           5,081
     Accrued expenses                                         11,210          13,733
                                                        ------------    ------------
         Total current liabilities                            19,203          19,409
                                                        ------------    ------------

Long-term debt, less current portion:
     Technical services                                       18,529          18,197
     Parent company                                           21,396          21,396
                                                        ------------    ------------
         Total long-term debt, less current portion           39,925          39,593
                                                        ------------    ------------

Other liabilities                                              1,711           1,602

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                           --           5,792
     Common stock, without par value                           4,250           4,250
     Additional paid-in-capital                              204,034         203,989
     Treasury stock, at cost                                 (31,428)        (31,440)
     Accumulated deficit                                      (6,662)        (13,311)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment              (4,112)         (3,241)
                                                        ------------    ------------
         Total stockholders' equity                          166,082         166,039
                                                        ------------    ------------
                                                        $    226,921    $    226,643
                                                        ============    ============



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             ------------------------
                                                                2001          2000
                                                             ----------    ----------
Operating activities:
   Income (loss) from continuing operations                  $      373    $     (235)
   Adjustments to reconcile income (loss) from
     continuing operations to net cash provided
     by operating activities:
       Increase in estimated redemption value
         of Series F Preferred Stock                                 --           126
       Depreciation and amortization                              1,251         1,362
       Deferred income taxes                                         32           (73)
       Other                                                        109            23
       Changes in current assets and liabilities                 (3,311)       (1,296)
                                                             ----------    ----------
       Operating activities of continuing operations             (1,546)          (93)
       Operating activities of discontinued operations           32,677        20,224
                                                             ----------    ----------
         Net cash provided by operating activities               31,131        20,131
                                                             ----------    ----------

Investing activities:
   Capital expenditures                                            (864)         (643)
   Change in other assets, net                                     (432)          359
   Investing activities of discontinued operations             (109,483)       (4,908)
                                                             ----------    ----------
       Net cash used in investing activities                   (110,779)       (5,192)
                                                             ----------    ----------

Financing activities:
   Issuance of debt                                               1,198           158
   Payments on debt and capital leases                             (894)         (877)
   Preferred stock dividends and redemption
     premium paid                                                  (493)         (130)
   Common stock issued                                               23           147
   Purchase of treasury stock                                        --        (1,092)
   Redemption of Series A Preferred Stock                        (5,680)           --
   Financing activities of discontinued operations               80,863       (12,593)
                                                             ----------    ----------
       Net cash provided by (used in) financing activities       75,017       (14,387)
                                                             ----------    ----------

Increase (decrease) in cash and cash equivalents                 (4,631)          552
Cash and cash equivalents at beginning of period                 20,517        14,516
                                                             ----------    ----------

Cash and cash equivalents at end of period                   $   15,886    $   15,068
                                                             ==========    ==========

Supplemental cash flow information:
   Cash paid for interest                                    $    1,268    $    1,471
                                                             ==========    ==========

   Cash paid for income taxes                                $      388    $      264
                                                             ==========    ==========



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

2    COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                                 Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 2001          2000
                                              ----------    ----------
                                                  (in thousands)
Net income                                    $    7,143    $    1,925
Other comprehensive income (loss) - foreign
   currency translation adjustment                  (871)          (43)
                                              ----------    ----------

Comprehensive income                          $    6,272    $    1,882
                                              ==========    ==========

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


3.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings (loss) per share (in thousands, except for per share amounts):

                                                                           Weighted
                                                                            Average
                                                  Net          Common      Per-Share
                                                 Income        Shares       Amount
                                               ----------    ----------   ----------
THREE MONTHS ENDED MARCH 31, 2001
    Income from continuing operations          $      373
    Dividends and redemption premium
       applicable to preferred stock                 (493)
                                               ----------

    Basic earnings per share -
       Income (loss) applicable to common
         stock                                       (120)       31,744   $       --
                                                                          ==========

    Effect of dilutive securities -
       Common stock options, Series F
       Preferred and DSUs                              --            --
                                               ----------    ----------

    Diluted earnings per share -
       Income (loss) applicable to common
       stock, Series F Preferred, DSUs and
       assumed options exercised               $     (120)       31,744   $       --
                                               ==========    ==========   ==========

THREE MONTHS ENDED MARCH 31, 2000
    Income (loss) from continuing operations   $     (235)
    Dividends applicable to preferred stock          (130)
                                               ----------

    Basic earnings per share -
       Income (loss) applicable to common
         stock                                       (365)       31,261   $     (.01)
                                                                          ==========

    Effect of dilutive securities -
       Common stock options, Series F
       Preferred and DSUs                              --            --
                                               ----------    ----------

    Diluted earnings per share -
       Income (loss) applicable to common
       stock, Series F Preferred, DSUs and
       assumed options exercised               $     (365)       31,261   $     (.01)
                                               ==========    ==========   ==========

     As a result of the loss from continuing operations applicable to common stock, all options and the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


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

                                         Three Months Ended
                                              March 31,
                                       -----------------------
                                          2001         2000
                                       ----------   ----------
                                           (in thousands)
Business segment revenues:
   Technical services                  $   24,561   $   22,959
   Information technology services         11,331        8,335
                                       ----------   ----------
                                       $   35,892   $   31,294
                                       ==========   ==========
Technical services segment revenues:
   Underpressure services              $    9,544   $    9,374
   Turnaround services                     12,502       10,868
   Other services                           2,515        2,717
                                       ----------   ----------
                                       $   24,561   $   22,959
                                       ==========   ==========

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                 Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 2001          2000
                                              ----------    ----------
                                                   (in thousands)
Business segment profit:
   Technical services                         $    1,313    $      924
   Information technology services                 1,371         1,112
   General corporate                              (1,160)       (1,481)
                                              ----------    ----------
      Operating income                             1,524           555
   Interest income                                   248           172
   Other expense, net                               (255)          (43)
   Interest expense                                 (885)         (976)
                                              ----------    ----------
   Income (loss) from continuing operations
      before income taxes                     $      632    $     (292)
                                              ==========    ==========

                                                March 31,   December 31,
                                                  2001          2000
                                              ------------  ------------
Total assets:
   Technical services                         $    103,121  $    103,817
   Information technology services                  21,919        20,086
   General corporate                                56,934        60,918
   Discontinued operations, net                     44,947        41,822
                                              ------------  ------------
                                              $    226,921  $    226,643
                                              ============  ============

6.   DISCONTINUED OPERATIONS - BUSINESSES TO BE DISTRIBUTED TO COMMON
     SHAREHOLDERS

     The results of operations for the pipeline, terminaling and product marketing businesses are reflected in the accompanying consolidated statements of income as "discontinued operations - businesses to be distributed to common shareholders" (See Note 1). A summary of operating results of discontinued operations for the three months ended March 31, 2001 and 2000 is presented below:

                                                 Three Months Ended
                                                      March 31,
                                              ------------------------
                                                 2001          2000
                                              ----------    ----------
                                                  (in thousands)
Revenues:
  Pipeline and terminaling services           $   48,069    $   36,680
  Product marketing services                      88,352        80,389
                                              ----------    ----------
                                              $  136,421    $  117,069
                                              ==========    ==========
Operating profit:
  Pipeline and terminaling services           $   18,294    $   12,900
  Product marketing services                        (775)          959
  Distribution expenses                             (250)           --
                                              ----------    ----------
                                              $   17,269    $   13,859
                                              ==========    ==========

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                              Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                              2001            2000
                                                           ----------      ----------
                                                                 (in thousands)
Income before gain on issuance of units by
  KPP, income taxes, interest of outside
  non-controlling partners in KPP's net
  income and extraordinary item                            $   12,432      $   10,719

Gain on issuance of units by KPP                                9,859              --
Income taxes                                                   (5,004)         (1,725)
Interest of outside non-controlling partners
  in KPP's net income                                          (9,658)         (6,834)
Extraordinary loss on KPP debt extinguishment,
  net of income taxes and interest of outside
  non-controlling partners in KPP's net income                   (859)             --
                                                           ----------      ----------
Income from discontinued operations,
  net of income taxes                                      $    6,770      $    2,160
                                                           ==========      ==========

     A summary balance sheet of the discontinued operations as of March 31, 2001 and December 31, 2000 is presented below:

                                                             March 31,     December, 31
                                                               2001            2000
                                                           ------------    ------------
                                                                 (in thousands)
Current assets                                             $     70,245    $     66,330
Property and equipment, net                                     484,235         321,448
Investment in affiliates                                         22,031          22,568
Other assets                                                      1,596           1,607
                                                           ------------    ------------
  Total assets                                                  578,107         411,953

Current liabilities                                             (84,114)        (41,796)
Long-term debt                                                 (257,500)       (184,052)
Deferred taxes and other liabilities                            (30,726)        (24,302)
Interest of outside non-controlling partners in KPP            (160,820)       (119,981)
                                                           ------------    ------------

Net assets of discontinued operations - businesses to be
  distributed to common shareholders                       $     44,947    $     41,822
                                                           ============    ============


     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


     purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of net assets of KPP increased by $9.9 million. Accordingly, the Company recognized a $9.9 million gain, before deferred income taxes of $3.8 million, in the first quarter of 2001.

     In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of SFAS No. 133, increases or decreases in the fair value of the contracts are recognized by KPP in results of operations on a current basis. The fair value of the contracts was not material to the results of operations or financial position of the Company as of and for the three months ended March 31, 2001. On May 22, 2001, the contracts were settled resulting in an aggregate gain to KPP of $3.8 million.

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

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


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

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


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

KANEB SERVICES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


7.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. On January 1, 2001, the Company was not a party to any derivative contracts, accordingly, adoption of SFAS No. 133 at that date did not have any effect on the Company's results of operations or financial position. See Note 6 regarding interest rate locks entered into in March of 2001 by a wholly-owned subsidiary of KPP.

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

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        2001          2000
                                                     ----------    ----------
                                                          (in thousands)
Revenues:
    United States                                    $    9,734    $    7,844
    Europe                                               11,732        12,563
    Asia-Pacific                                          3,095         2,552
                                                     ----------    ----------
         Total Revenues                              $   24,561    $   22,959
                                                     ==========    ==========

Operating income:
    United States                                    $      611    $      487
    Europe                                                1,511           950
    Asia-Pacific                                            157           263
    Headquarters                                           (492)         (281)
    Amortization of excess of cost over fair value
      of net assets of acquired businesses                 (474)         (495)
                                                     ----------    ----------
         Total operating income                      $    1,313    $      924
                                                     ==========    ==========

Capital expenditures,
    excluding acquisitions                           $      805    $      407
                                                     ==========    ==========

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


                               Three Months Ended
                                    March 31,
                             -----------------------
                                2001         2000
                             ----------   ----------
                                 (in thousands)
Revenues                     $   11,331   $    8,335
                             ==========   ==========

Operating income             $    1,371   $    1,112
                             ==========   ==========

Capital expenditures,
    excluding acquisitions   $       59   $      236
                             ==========   ==========


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

                                         Three Months Ended
                                              March 31,
                                      ------------------------
                                         2001          2000
                                      ----------    ----------
                                           (in thousands)
Revenues:
  Pipeline and terminaling services   $   48,069    $   36,680
  Product marketing services              88,352        80,389
                                      ----------    ----------
                                      $  136,421    $  117,069
                                      ==========    ==========
Operating income:
  Pipeline and terminaling services   $   18,294    $   12,900
  Product marketing services                (775)          959
  Distribution expenses                     (250)           --
                                      ----------    ----------
                                      $   17,269    $   13,859
                                      ==========    ==========

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

     In August of 2000, a wholly-owned subsidiary of KPP filed a shelf registration statement on Form S-3 for the issuance of up to $500 million of public debt securities. In March of 2001, this subsidiary entered into two contracts for the purpose of locking in interest rates on $100 million of the anticipated ten-year public debt offerings. In May of 2001, KPP announced that, due to increases in ten-year Treasury rates, coupled with the declines in floating interest rates, it has elected to defer issuance of the public debt securities. The fair value of the contracts was not material to the results of operations or financial position of the Company as of and for the three months ended March 31, 2001. On May 22, 2001, the contracts were settled resulting in an aggregate gain to KPP of $3.8 million.

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



                                       KANEB SERVICES, INC.
                                       (Registrant)


Date: May 24, 2001                     /s/ MICHAEL R. BAKKE
                                       -----------------------------------------
                                       Michael R. Bakke
                                       Controller