Form 10-Q/A
period 2001-03-31
KANEB SERVICES INC
filed 2001-06-15
CIK 54441

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

         YES    X                      NO
              -----                      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                             Outstanding at April 30, 2001
---------------------                             ------------------------------
  No par value                                          31,149,777 shares

================================================================================

KANEB SERVICES, INC. AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2001
--------------------------------------------------------------------------------

                                                                                                  Page No.
                                                                                                  --------
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months Ended
                     March 31, 2001 and 2000                                                          1

                  Condensed Consolidated Balance Sheets - March 31, 2001
                     and December 31, 2000                                                            2

                  Condensed Consolidated Statements of Cash Flows - Three
                     Months Ended March 31, 2001 and 2000                                             3

                  Notes to Consolidated Financial Statements                                          4

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                   14

                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                   19

KANEB SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS -- EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ----------------------------------------
                                                                                 2001                     2000
                                                                           -------------             --------------
                                                                            (Restated)
Revenues:
     Services                                                              $      32,884             $       27,006
     Products                                                                      3,008                      4,288
                                                                           -------------             --------------
           Total revenues                                                         35,892                     31,294
                                                                           -------------             --------------

Costs and expenses:
     Operating costs                                                              29,280                     23,993
     Cost of products sold                                                         2,677                      3,903
     Depreciation and amortization                                                 1,251                      1,362
     General and administrative                                                    1,160                      1,481
                                                                           -------------             --------------
           Total costs and expenses                                               34,368                     30,739
                                                                           -------------             --------------

Operating income                                                                   1,524                        555
Interest income                                                                      248                        172
Other expense, net                                                                  (255)                       (43)
Interest expense                                                                    (885)                      (976)
                                                                           -------------             --------------
Income (loss) from continuing operations before
    income taxes                                                                     632                       (292)
Income tax benefit (expense)                                                        (259)                        57
                                                                           -------------             --------------
Income (loss) from continuing operations                                             373                       (235)
Income from discontinued operations - businesses
    to be distributed to common shareholders,
    net of income taxes                                                              657                      2,160
                                                                           -------------             --------------
Net income                                                                         1,030                      1,925

Dividends and redemption premium applicable
    to preferred stock                                                               493                        130
                                                                           -------------             --------------
Net income applicable to common stock                                      $         537             $        1,795
                                                                           =============             ==============

Earnings (loss) per common share - Basic and diluted:
       Continuing operations                                               $          --             $         (.01)
       Discontinued operations                                                       .02                        .07
                                                                           -------------             --------------
                                                                           $         .02             $          .06
                                                                           =============             ==============



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES


CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                            MARCH 31,
                                                                              2001                  DECEMBER 31,
                                                                           (UNAUDITED)                  2000
                                                                       -----------------         ------------------
                                                                           (Restated)
                   ASSETS
Current assets:
     Cash and cash equivalents                                             $      15,886             $       20,517
     Accounts receivable, trade                                                   32,408                     29,198
     Inventories                                                                   7,560                      7,641
    Prepaid expenses and other current assets                                      6,675                      6,749
    Current deferred taxes                                                        36,070                     36,489
                                                                           -------------             --------------
        Total current assets                                                      98,599                    100,594
                                                                           -------------             --------------

Property and equipment                                                            30,061                     30,585
Less accumulated depreciation and amortization                                    19,673                     20,043
                                                                           -------------             --------------
     Net property and equipment                                                   10,388                     10,542
                                                                           -------------             --------------

Excess of cost over fair value of net assets
     of acquired businesses                                                       61,943                     62,470

Deferred income taxes and other assets                                            11,044                     11,215

Net assets of discontinued operations - businesses to
    be distributed to common shareholders                                         44,947                     41,822
                                                                           -------------             --------------
                                                                           $     226,921             $      226,643
                                                                           =============             ==============
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                                     $         567             $          595
     Accounts payable                                                              7,426                      5,081
     Accrued expenses                                                             11,210                     13,733
                                                                           -------------             --------------
         Total current liabilities                                                19,203                     19,409
                                                                           -------------             --------------

Long-term debt, less current portion:
    Technical services                                                            18,529                     18,197
     Parent company                                                               21,396                     21,396
                                                                           -------------             --------------
         Total long-term debt, less current portion                               39,925                     39,593
                                                                           -------------             --------------

Other liabilities                                                                  1,711                      1,602

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                                               --                      5,792
     Common stock, without par value                                               4,250                      4,250
     Additional paid-in-capital                                                  210,147                    203,989
     Treasury stock, at cost                                                     (31,428)                   (31,440)
     Accumulated deficit                                                         (12,775)                   (13,311)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment                                  (4,112)                    (3,241)
                                                                           -------------             --------------
         Total stockholders' equity                                              166,082                    166,039
                                                                           -------------             --------------
                                                                           $     226,921             $      226,643
                                                                           =============             ==============



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                           ----------------------------------------
                                                                                  2001                      2000
                                                                           -------------             --------------
Operating activities:
   Income (loss) from continuing operations                                $         373             $         (235)
   Adjustments to reconcile income (loss) from
     continuing operations to net cash provided
     by operating activities:
       Increase in estimated redemption value
         of Series F Preferred Stock                                                 -                          126
        Depreciation and amortization                                              1,251                      1,362
        Deferred income taxes                                                         32                        (73)
       Other                                                                         109                         23
        Changes in current assets and liabilities                                 (3,311)                    (1,296)
                                                                           -------------             --------------
       Operating activities of continuing operations                              (1,546)                       (93)
       Operating activities of discontinued operations                            32,677                     20,224
                                                                           -------------             --------------
         Net cash provided by operating activities                                31,131                     20,131
                                                                           -------------             --------------

Investing activities:
   Capital expenditures                                                             (864)                      (643)
   Change in other assets, net                                                      (432)                       359
   Investing activities of discontinued operations                              (109,483)                    (4,908)
                                                                           -------------             --------------
       Net cash used in investing activities                                    (110,779)                    (5,192)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                                1,198                        158
   Payments on debt and capital leases                                              (894)                      (877)
   Preferred stock dividends and redemption
     premium paid                                                                   (493)                      (130)
   Common stock issued                                                                23                        147
   Purchase of treasury stock                                                        -                       (1,092)
   Redemption of Series A Preferred Stock                                         (5,680)                      -
   Financing activities of discontinued operations                                80,863                    (12,593)
                                                                           -------------             --------------
       Net cash provided by (used in) financing activities                        75,017                    (14,387)
                                                                           -------------             --------------

Increase (decrease) in cash and cash equivalents                                  (4,631)                       552
Cash and cash equivalents at beginning of period                                  20,517                     14,516
                                                                           -------------             --------------

Cash and cash equivalents at end of period                                 $      15,886             $       15,068
                                                                           =============             ==============

Supplemental cash flow information:
   Cash paid for interest                                                  $       1,268             $        1,471
                                                                           =============             ==============

   Cash paid for income taxes                                              $         388             $          264
                                                                           =============             ==============



                 See notes to consolidated financial statements.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------



1.       RESTATEMENT OF FINANCIAL STATEMENTS

         The results of operations and financial position of Kaneb Services, Inc. (the "Company") as of and for the three months ended March 31, 2001 have been restated to reflect the increase in the Company's pro rata share of net assets of Kaneb Pipe Line Partners, L.P. ("KPP") resulting from the January 2001 issuance of units by KPP (see Note 7) as an equity transaction, as follows (in thousands, except per share amounts):

                                                                                      Three Months Ended
                                                                                        March 31, 2001
                                                                           ----------------------------------------
                                                                                 As                        As
                                                                              Reported                  Restated
                                                                           -------------             --------------
     Additional paid-in capital                                            $     204,034             $      210,147
                                                                           =============             ==============

     Accumulated deficit                                                   $      (6,662)            $      (12,775)
                                                                           =============             ==============

     Total stockholders' equity                                            $     166,082             $      166,082
                                                                           =============             ==============

     Income from continuing operations                                     $         373             $          373
     Income from discontinued operations - businesses to
       be distributed to common shareholders, net of
       income taxes                                                                6,770                        657
                                                                           -------------             --------------
     Net income                                                                    7,143                      1,030
     Dividends and redemption premium applicable
       to preferred stock                                                            493                        493
                                                                           -------------             --------------
     Income applicable to common stock                                     $       6,650             $          537
                                                                           =============             ==============

     Earnings per common share - Basic and diluted:
       Continuing operations                                               $        -                $        -
       Discontinued operations                                                       .21                        .02
                                                                           -------------             --------------
           Total                                                           $         .21             $          .02
                                                                           =============             ==============


2.       SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Company and its subsidiaries. On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its shareholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). The new entity will own an effective 2% general partner interest and a 25% limited partner interest in KPP and the Company's wholly-owned petroleum marketing subsidiary. As a result, the accompanying financial statements reflect the operations of the Pipeline, Terminaling and Product Marketing businesses of the Company as "discontinued operations - businesses to be distributed to common shareholders". All significant intercompany transactions and balances are eliminated in consolidation.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


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


3.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                           ----------------------------------------
                                                                                 2001                      2000
                                                                           -------------             --------------
                                                                             (Restated)
     Net income                                                            $       1,030             $        1,925
     Other comprehensive income (loss) - foreign
        currency translation adjustment                                             (871)                       (43)
                                                                           -------------             --------------

     Comprehensive income                                                  $         159             $        1,882
                                                                           =============             ==============

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


4.       EARNINGS PER SHARE

         The following is a reconciliation of Basic and Diluted earnings (loss) per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per-Share
                                                                  Income             Shares             Amount
                                                              --------------     ---------------   ----------------
       THREE MONTHS ENDED MARCH 31, 2001
           Income from continuing operations                  $          373
           Dividends and redemption premium
              applicable to preferred stock                             (493)
                                                              --------------

           Basic earnings per share -
              Income (loss) applicable to common
                stock                                                   (120)             31,744   $             --
                                                                                                   ================

           Effect of dilutive securities -
              Common stock options, Series F
              Preferred and DSUs                                          --                  --
                                                              --------------     ---------------

         Diluted earnings per share -
              Income (loss) applicable to common
              stock, Series F Preferred, DSUs and
              assumed options exercised                       $         (120)             31,744   $             --
                                                              ==============     ===============   ================


       THREE MONTHS ENDED MARCH 31, 2000
           Income (loss) from continuing operations           $         (235)
           Dividends applicable to preferred stock                      (130)
                                                              --------------

           Basic earnings per share -
              Income (loss) applicable to common
                stock                                                   (365)             31,261   $          (.01)
                                                                                                   ===============

           Effect of dilutive securities -
              Common stock options, Series F
              Preferred and DSUs                                          --                  --
                                                              --------------     ---------------

           Diluted earnings per share -
              Income (loss) applicable to common
              stock, Series F Preferred, DSUs and
              assumed options exercised                       $         (365)             31,261   $          (.01)
                                                              ==============     ===============   ===============


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

5.       CONTINGENCIES

         The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


6.       BUSINESS SEGMENT DATA

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
                                                                             ================      ================

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                    2001                 2000
                                                                             ----------------      ----------------
                                                                                         (in thousands)
     Business segment profit:
        Technical services                                                   $          1,313      $            924
        Information technology services                                                 1,371                 1,112
        General corporate                                                              (1,160)               (1,481)
                                                                             ----------------      ----------------
           Operating income                                                             1,524                   555
        Interest income                                                                   248                   172
        Other expense, net                                                               (255)                  (43)
        Interest expense                                                                 (885)                 (976)
                                                                             ----------------      ----------------
        Income (loss) from continuing operations
           before income taxes                                               $            632      $           (292)
                                                                             ================      ================

                                                                                 March 31,           December 31,
                                                                                   2001                  2000
                                                                             ----------------      ----------------
     Total assets:
        Technical services                                                   $        103,121      $        103,817
        Information technology services                                                21,919                20,086
        General corporate                                                              56,934                60,918
        Discontinued operations, net                                                   44,947                41,822
                                                                             ----------------      ----------------
                                                                             $        226,921      $        226,643
                                                                             ================      ================


7.       DISCONTINUED OPERATIONS - BUSINESSES TO BE DISTRIBUTED TO COMMON
         SHAREHOLDERS

         The results of operations for the pipeline, terminaling and product marketing businesses are reflected in the accompanying consolidated statements of income as "discontinued operations - businesses to be distributed to common shareholders" (See Note 2). A summary of operating results of discontinued operations for the three months ended March 31, 2001 and 2000 is presented below (in thousands):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                   2001                  2000
                                                                             ----------------      ----------------
       Revenues:
         Pipeline and terminaling services                                   $         48,069      $         36,680
         Product marketing services                                                    88,352                80,389
                                                                             ----------------      ----------------
                                                                             $        136,421      $        117,069
                                                                             ================      ================
       Operating profit:
         Pipeline and terminaling services                                   $         18,294      $         12,900
         Product marketing services                                                      (775)                  959
         Distribution expenses                                                           (250)                 -
                                                                             ----------------      ----------------
                                                                             $         17,269      $         13,859
                                                                             ================      ================

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                   2001                  2000
                                                                             ----------------      ----------------
                                                                                (Restated)
       Income before income taxes, interest of outside
         non-controlling partners in KPP's net
         income and extraordinary item                                       $         12,432      $         10,719
       Income taxes                                                                    (1,258)               (1,725)
       Interest of outside non-controlling partners
         in KPP's net income                                                           (9,658)               (6,834)
       Extraordinary loss on KPP debt extinguishment,
         net of income taxes and interest of outside
         non-controlling partners in KPP's net income                                    (859)                 -
                                                                             ----------------      ----------------
       Income from discontinued operations,
         net of income taxes                                                 $            657      $          2,160
                                                                             ================      ================

         A summary balance sheet of the discontinued operations as of March 31, 2001 and December 31, 2000 is presented below:

                                                                                 March 31,           December, 31
                                                                                   2001                  2000
                                                                             ----------------      ----------------
                                                                                         (in thousands)
     Current assets                                                          $         70,245      $         66,330
     Property and equipment, net                                                      484,235               321,448
     Investment in affiliates                                                          22,031                22,568
     Other assets                                                                       1,596                 1,607
                                                                             ----------------      ----------------
       Total assets                                                                   578,107               411,953

     Current liabilities                                                              (84,114)              (41,796)
     Long-term debt                                                                  (257,500)             (184,052)
     Deferred taxes and other liabilities                                             (30,726)              (24,302)
     Interest of outside non-controlling partners in KPP                             (160,820)             (119,981)
                                                                             ----------------      ----------------

     Net assets of discontinued operations - businesses to be
       distributed to common shareholders                                    $         44,947      $         41,822
                                                                             ================      ================



     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP units. Financing for the cash portion of the purchase price was supplied under a new $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of net assets of KPP increased by $9.9 million. Accordingly, the Company recorded a $9.9 million increase in additional paid-in capital, before deferred income taxes of $3.8 million, in the first quarter of 2001.

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------



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

KANEB SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------


8.       RECENT ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on its balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. On January 1, 2001, the Company was not a party to any derivative contracts, accordingly, adoption of SFAS No. 133 at that date did not have any effect on the Company's results of operations or financial position. See Note 7 regarding interest rate locks entered into in March of 2001 by a wholly-owned subsidiary of KPP.

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

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                   2001                  2000
                                                                             ----------------      ----------------
                                                                                         (in thousands)
     Revenues:
         United States                                                       $          9,734      $          7,844
         Europe                                                                        11,732                12,563
         Asia-Pacific                                                                   3,095                 2,552
                                                                             ----------------      ----------------
              Total Revenues                                                 $         24,561      $         22,959
                                                                             ================      ================

     Operating income:
         United States                                                       $            611      $            487
         Europe                                                                         1,511                   950
         Asia-Pacific                                                                     157                   263
         Headquarters                                                                    (492)                 (281)
         Amortization of excess of cost over fair value
           of net assets of acquired businesses                                          (474)                 (495)
                                                                             ----------------      ----------------
              Total operating income                                         $          1,313      $            924
                                                                             ================      ================

     Capital expenditures,
         excluding acquisitions                                              $            805      $            407
                                                                             ================      ================

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

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                   2001                  2000
                                                                             ----------------      ----------------
                                                                                         (in thousands)
     Revenues                                                                $         11,331      $          8,335
                                                                             ================      ================

     Operating income                                                        $          1,371      $          1,112
                                                                             ================      ================

     Capital expenditures,
         excluding acquisitions                                              $             59      $            236
                                                                             ================      ================


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

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                             --------------------------------------
                                                                                   2001                  2000
                                                                             ----------------      ----------------
                                                                                         (in thousands)
       Revenues:
         Pipeline and terminaling services                                   $         48,069      $         36,680
         Product marketing services                                                    88,352                80,389
                                                                             ----------------      ----------------
                                                                             $        136,421      $        117,069
                                                                             ================      ================
       Operating income:
         Pipeline and terminaling services                                   $         18,294      $         12,900
         Product marketing services                                                      (775)                  959
         Distribution expenses                                                           (250)                 -
                                                                             ----------------      ----------------
                                                                             $         17,269      $         13,859
                                                                             ================      ================

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



                                                 KANEB SERVICES, INC.
                                                 (Registrant)


Date:  June 15, 2001                             /s/ MICHAEL R. BAKKE
                                                 -------------------------------
                                                 Michael R. Bakke
                                                 Controller