Form 10-Q
period 2001-06-30
KANEB SERVICES INC
filed 2001-08-14
CIK 54441

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                        Commission File Number 001-05083

                               XANSER CORPORATION
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

Class of Common Stock                               Outstanding at July 31, 2001
 No par value                                            32,619,281 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2001
--------------------------------------------------------------------------------


                                                                        Page No.
                           Part I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income - Three and Six Months Ended
            June 30, 2001 and 2000                                            1

          Condensed Consolidated Balance Sheets - June 30, 2001
            and December 31, 2000                                             2

          Condensed Consolidated Statements of Cash Flows - Six
            Months Ended June 30, 2001 and 2000                               3

          Consolidated Statement of Changes in Stockholders' Equity           4

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    13


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   20

XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------


Revenues:
     Services                                        $      32,223   $      28,733    $      65,107  $       55,739
     Products                                                6,501           4,647            9,509           8,935
                                                     -------------   -------------    -------------  --------------
         Total revenues                                     38,724          33,380           74,616          64,674
                                                     -------------   -------------    -------------  --------------
Costs and expenses:
     Operating costs                                        29,358          24,822           58,638          48,815
     Cost of products sold                                   5,795           4,332            8,472           8,235
     Depreciation and amortization                           1,276           1,114            2,527           2,476
     General and administrative                                907           1,537            2,067           3,018
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses                           37,336          31,805           71,704          62,544
                                                     -------------   -------------    -------------  --------------

Operating income                                             1,388           1,575            2,912           2,130

Other income (expense), net                                   (161)            162             (168)            291
Interest expense                                              (811)           (965)          (1,696)         (1,941)
                                                     -------------   -------------    -------------  --------------
Income from continuing operations
   before income taxes                                         416             772            1,048             480
Income tax benefit (expense)                                   269            (185)              10            (128)
                                                     -------------   -------------    -------------  --------------
Income from continuing operations                              685             587            1,058             352

Income from discontinued operations -
    businesses to be distributed to common
    shareholders, net of income taxes                        2,766           2,947            3,423           5,107
                                                     -------------   -------------    -------------  --------------
        Net income                                           3,451           3,534            4,481           5,459

Dividends and redemption premium
    applicable to preferred stock                             -                136              493             266
                                                     -------------   -------------    -------------  --------------
Net income applicable to common stock                $       3,451   $       3,398    $       3,988  $        5,193
                                                     =============   =============    =============  ==============

Earnings per common share:
   Basic:
     Continuing operations                           $         .02   $         .01    $         .02  $        -
     Discontinued operations                                   .09             .10              .11             .17
                                                     -------------   -------------    -------------  --------------
                                                     $         .11   $         .11    $         .13  $          .17
                                                     =============   =============    =============  ==============
   Diluted:
     Continuing operations                           $         .02   $         .01    $         .02  $        -
     Discontinued operations                                   .08             .09              .10             .16
                                                     -------------   -------------    -------------  --------------
                                                     $         .10   $         .10    $         .12  $          .16
                                                     =============   =============    =============  ==============


                 See notes to consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            June 30,                December 31,
                                                                              2001                      2000
                                                                       -----------------         ------------------
                                                                           (Unaudited)
                   ASSETS
Current assets:
    Cash and cash equivalents                                              $      13,724             $       20,517
    Accounts receivable, trade                                                    35,881                     29,198
    Receivable from Kaneb Services LLC                                            30,980                      -
    Inventories                                                                    8,265                      7,641
    Prepaid expenses and other current assets                                      6,352                      6,749
    Current deferred income taxes                                                   -                        36,489
                                                                           -------------             --------------
        Total current assets                                                      95,202                    100,594
                                                                           -------------             --------------
Property and equipment                                                            30,843                     30,585
Less accumulated depreciation and amortization                                    20,186                     20,043
                                                                           -------------             --------------
     Net property and equipment                                                   10,657                     10,542
                                                                           -------------             --------------
Excess of cost over fair value of net assets
     of acquired businesses, net                                                  61,387                     62,470

Deferred income taxes and other assets                                             6,430                     11,215

Net assets of discontinued operations - businesses to
    be distributed to common shareholders                                           -                        41,822
                                                                           -------------             --------------
                                                                           $     173,676             $      226,643
                                                                           =============             ==============
     LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                      $         564             $          595
    Accounts payable                                                               8,793                      5,081
    Accrued income taxes                                                          17,469                        385
    Accrued expenses                                                              10,645                     13,348
                                                                           -------------             --------------
         Total current liabilities                                                37,471                     19,409
                                                                           -------------             --------------
Long-term debt, less current portion:
    Technical services                                                            18,015                     18,197
    Parent company                                                                21,396                     21,396
                                                                           -------------             --------------
         Total long-term debt, less current portion                               39,411                     39,593
                                                                           -------------             --------------
Other liabilities                                                                  1,712                      1,602

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                                             -                         5,792
     Common stock, without par value                                               4,260                      4,250
     Additional paid-in-capital                                                  127,661                    203,989
     Treasury stock, at cost                                                     (23,651)                   (31,440)
     Accumulated deficit                                                          (9,323)                   (13,311)
     Accumulated other comprehensive income (loss) -
         foreign currency translation adjustment                                  (3,865)                    (3,241)
                                                                           -------------             --------------
         Total stockholders' equity                                               95,082                    166,039
                                                                           -------------             --------------
                                                                           $     173,676             $      226,643
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                         Six Months Ended
                                                                                              June 30,
                                                                           ----------------------------------------
                                                                                2001                      2000
                                                                           -------------             --------------
Operating activities:
   Income from continuing operations                                       $       1,058             $          352
   Adjustments to reconcile income from
     continuing operations to net cash provided
     by operating activities:
       Increase in estimated redemption value
         of Series F Preferred Stock                                                -                           252
       Depreciation and amortization                                               2,527                      2,476
       Deferred income taxes                                                         (60)                         6
       Other                                                                          28                        128
       Changes in working capital components                                      (4,298)                      (766)
                                                                           -------------             --------------
       Operating activities of continuing operations                                (745)                     2,448
       Operating activities of discontinued operations                            59,798                     30,903
                                                                           -------------             --------------
           Net cash provided by operating activities                              59,053                     33,351
                                                                           -------------             --------------

Investing activities:
   Capital expenditures                                                           (2,035)                    (1,256)
   Acquisition                                                                      -                          (175)
   Change in other assets, net                                                      (612)                       393
   Investing activities of discontinued operations                              (128,339)                    (7,142)
                                                                           -------------             --------------
       Net cash used in investing activities                                    (130,986)                    (8,180)
                                                                           -------------             --------------

Financing activities:
   Issuance of debt                                                                1,409                        534
   Payments on debt and capital leases                                            (1,622)                    (2,411)
   Preferred stock dividends and redemption
     premium paid                                                                   (493)                      (266)
   Common stock issued                                                               526                        166
   Purchase of treasury stock                                                       -                        (1,530)
   Redemption of Series A Preferred Stock                                         (5,680)                      -
   Financing activities of discontinued operations                                71,000                    (16,357)
                                                                           -------------             --------------
       Net cash provided by (used in) financing activities                        65,140                    (19,864)
                                                                           -------------             --------------

Increase (decrease) in cash and cash equivalents                                  (6,793)                     5,307
Cash and cash equivalents at beginning of period                                  20,517                     14,516
                                                                           -------------             --------------
Cash and cash equivalents at end of period                                 $      13,724             $       19,823
                                                                           =============             ==============

Supplemental cash flow information:
   Cash paid for interest                                                  $       1,633             $        1,901
                                                                           =============             ==============
   Cash paid for income taxes                                              $         735             $          680
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                         Accumulated
                                                                 Additional                                 Other
                                       Preferred     Common        Paid-In     Treasury    Accumulated  Comprehensive
                                         Stock        Stock        Capital       Stock       Deficit    Income (loss)
                                      -----------  -----------  -----------  -----------  -----------   -------------
Balance at January 1, 2001            $     5,792  $     4,250  $   203,989  $   (31,440) $   (13,311)  $    (3,241)

   Net income for the period                 -             -            -            -          4,481          -
   Gain on issuance of units
     by KPP                                  -             -          6,113          -            -            -
   Redemption of Series A
     Preferred Stock                       (5,680)         -            -            -            -            -
   Repurchase of Series C
     and F Preferred Stock                   (112)         -         (7,725)       7,760          -            -
   Dividends and redemption
     premium applicable to
     preferred stock                         -             -            -            -           (493)         -
   Distribution of Kaneb
     Services LLC shares                     -             -        (75,199)         -            -             640
   Foreign currency
     translation adjustment                  -             -            -            -            -          (1,264)
   Stock options exercised,
     other                                   -              10          483           29          -            -
                                      -----------  -----------  -----------  -----------  -----------   -----------
Balance at June 30, 2001              $      -     $     4,260  $   127,661  $   (23,651) $    (9,323)  $    (3,865)
                                      ===========  ===========  ===========  ===========  ===========   ===========


                 See notes to consolidated financial statements.
                                        4

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   NAME CHANGE AND DISTRIBUTION OF KANEB SERVICES LLC

     On August 7, 2001, the stockholders of Kaneb Services, Inc. approved an amendment to its certificate of incorporation to change the name of the Company from "Kaneb Services, Inc." to "Xanser Corporation" (the "Company").

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares.

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL will pay the Company an amount equal to the expenses incurred by the Company in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of the Company's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to the Company, which will recognize taxable income to the extent of the excess of the value of KSL's common shares distributed over the tax basis of KSL's assets in the hands of the Company. The Company will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates KSL to pay the Company amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but the Company estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in Receivable from KSL at June 30, 2001 is $21.7 million for such costs and expenses.

     As the Distribution was recorded at carrying value and did not result in a gain or loss for financial reporting purposes, previously recorded deferred tax assets relating to net operating loss and alternative minimum tax credit carryforwards which were utilized in the Distribution (approximately $39 million) have been charged to additional paid-in capital.

     On March 30, 2001, the Company's Series A Preferred Stock was redeemed for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost includes a $0.4 million redemption premium, which was recognized as preferred dividends in the first quarter of 2001. Additionally, on June 12, 2001, the Company exchanged, in non-cash transactions, 1,356,777 shares of the Company's common stock for all Series C Preferred and Series F Preferred shares outstanding.

     The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable, in the judgement of the Company, to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by Federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

     On June 28, 2001, the Company entered into a credit agreement with KSL which provides the Company with a $25 million revolving credit facility through June 2008. The credit facility, which is unsecured, bears interest at variable rates, has a variable commitment fee on unutilized amounts and contains certain operational covenants. No amounts were outstanding under the credit agreement at June 30, 2001.

     The Company has entered into an agreement with KSL whereby the Company will provide certain administrative services, including treasury and cash management, insurance and risk management, legal, investor relations, facilities, human resources, accounting and information services to KSL. The administrative services agreement, which expires on December 31, 2005, provides that KSL pay the Company a monthly fee of $25,000 for such services and reimburse the Company for any out-of-pocket expenses incurred by the Company for the sole benefit of KSL.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of the Company and its subsidiaries. As a result of the Distribution, the accompanying financial statements reflect the operations of the Pipeline, Terminaling and Product Marketing businesses of the Company prior to June 30, 2001 as "Discontinued operations - businesses to be distributed to common shareholders". All significant intercompany transactions and balances are eliminated in consolidation.

     The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles.
     Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 2001 and the consolidated results of their operations and cash flows for the periods ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                          Three Months Ended                Six Months Ended
                                                                  June 30,                      June 30,
                                                     -----------------------------    -----------------------------
                                                          2001            2000             2001           2000
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Net income                                      $       3,451   $       3,534    $       4,481  $        5,459
     Other comprehensive income (loss)
        - foreign currency translation
        adjustment                                            (393)           (540)          (1,264)           (583)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income                            $       3,058   $       2,994    $       3,217  $        4,876
                                                     =============   =============    =============  ==============


4.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share (in thousands, except for per share amounts):

                                                                                   Weighted
                                                                                    Average
                                                                   Net              Common            Per-Share
                                                                  Income            Shares              Amount
                                                              --------------     ------------       ------------
       Three Months Ended June 30, 2001
       ---------------------------------------------
           Income from continuing operations                  $          685
           Dividends applicable to preferred stock                     -
                                                              --------------
           Basic earnings per share -
              Income applicable to common stock                          685           31,175       $       .02
                                                                                                    =============

           Effect of dilutive securities -
              Common stock options, Series F
                Preferred and DSUs                                     -                2,887
                                                              --------------     ------------
           Diluted earnings per share -
              Income applicable to common stock,
              Series F Preferred, DSUs and
              assumed options exercised                       $          685           34,062       $         .02
                                                              ==============     ============       =============

      Three Months Ended June 30, 2000
      ---------------------------------------------
           Income from continuing operations                  $          587
           Dividends applicable to preferred stock                      (136)
                                                              --------------

           Basic earnings per share -
              Income applicable to common stock                          451           31,151       $         .01
                                                                                                    =============

           Effect of dilutive securities -
              Common stock options, Series F
                Preferred and DSUs                                     -                1,782
                                                              --------------      -----------
           Diluted earnings per share -
             Income applicable to common stock,
             Series F Preferred, DSUs and
             assumed options exercised                        $          451           32,933       $         .01
                                                              ==============     ============       =============

      Six Months Ended June 30, 2001
      ---------------------------------------------
           Income from continuing operations                  $        1,058
           Dividends and redemption premium
              applicable to preferred stock                             (493)
                                                              --------------
           Basic earnings per share -
              Income applicable to common stock                          565           31,159       $         .02
                                                                                                    =============

           Effect of dilutive securities -
              Common stock options Series F
                Preferred and DSUs                                     -                2,871
                                                              --------------     ------------
           Diluted earnings per share -
             Income applicable to common stock,
             Series F Preferred, DSUs and
             assumed options exercised                        $          565           34,030       $         .02
                                                              ==============     ============       =============

      Six Months Ended June 30, 2000
      ---------------------------------------------
           Income applicable to common stock                  $          352
           Dividends applicable to preferred stock                      (266)
                                                              --------------
           Basic earnings per share -
              Income applicable to common stock                           86           31,206       $       -
                                                                                                    =============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred and DSUs                                     -                1,759
                                                              --------------     ------------
           Diluted earnings per share -
             Income applicable to common stock,
             Series F Preferred, DSUs and
             assumed options exercised                        $           86           32,965       $       -
                                                              ==============     ============       =============


     Options to purchase 131,557 shares of common stock at a weighted average price of $5.56, were outstanding at June 30, 2000, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Since the average market prices of the Company's common stock for the three and six month periods ended June 30, 2001 were in excess of outstanding option exercise prices, all outstanding options were considered dilutive at June 30, 2001. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.


5.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


6.   BUSINESS SEGMENT DATA

     The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs and legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to the Company's segments. Effective January 1, 2001, the compensation and benefit costs of certain officers of the technical services and information technology services segments were transferred from general corporate to their respective segments. Such costs approximated $0.1 million for each the first and second quarter for each of these segments.

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $      24,105   $      24,351    $      48,666  $       47,310
        Information technology services                     14,619           9,029           25,950          17,364
                                                     -------------   -------------    -------------  --------------
                                                     $      38,724   $      33,380    $      74,616  $       64,674
                                                     =============   =============    =============  ==============
      Technical services segment revenues:
        Underpressure services                       $      10,052   $      10,243    $      19,596  $       19,617
        Turnaround services                                 12,405          11,923           24,907          22,791
        Other services                                       1,648           2,185            4,163           4,902
                                                     -------------   -------------    -------------  --------------
                                                     $      24,105   $      24,351    $      48,666  $       47,310
                                                     =============   =============    =============  ==============
     Business segment profit:
        Technical services                           $       1,200   $       1,972    $       2,513  $        2,896
        Information technology services                      1,095           1,140            2,466           2,252
        General corporate                                     (907)         (1,537)          (2,067)         (3,018)
                                                     -------------   -------------    -------------  --------------
           Operating income                                  1,388           1,575            2,912           2,130
        Other income (expense), net                           (161)            162             (168)            291
        Interest expense                                      (811)           (965)          (1,696)         (1,941)
                                                     -------------   -------------    -------------  --------------
        Income from continuing operations
           before income taxes                       $         416   $         772    $       1,048  $          480
                                                     =============   =============    =============  ==============

                                                                                         June 30,      December 31,
                                                                                           2001           2000
                                                                                      -------------  --------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                            $     104,234  $      103,817
        Information technology services                                                      26,791          20,086
        General corporate                                                                    42,651          60,918
        Discontinued operations, net                                                           -             41,822
                                                                                      -------------  --------------
                                                                                      $     173,676  $      226,643
                                                                                      =============  ==============


7.   DISCONTINUED OPERATIONS - BUSINESSES TO BE DISTRIBUTED
     TO COMMON SHAREHOLDERS

     The  results  of  operations  for the  Pipeline,  Terminaling  and  Product
     Marketing  businesses  are  reflected  in  the  accompanying   consolidated
     statements  of  income  as  "Discontinued  operations  -  businesses  to be distributed to common shareholders". The Pipeline and Terminaling operations are conducted through Kaneb Pipe Line Partners, L.P. ("KPP"), in which the Company owned an effective 2% general partner interest and 25% limited partner interest prior to the Distribution (See Note 1). A summary of operating results of discontinued operations for the three and six months ended June 30, 2001 and 2000 is presented below (in thousands):



                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2001           2000              2001           2000
                                                     -------------   -------------    -------------  --------------
       Revenues:
         Pipeline and terminaling services           $      52,952   $      38,438    $     101,021  $       75,118
         Product marketing services                         98,879          97,097          187,231         177,486
                                                     -------------   -------------    -------------  --------------
                                                     $     151,831   $     135,535    $     288,252  $      252,604
                                                     =============   =============    =============  ==============
       Operating profit:
         Pipeline and terminaling services           $      21,602   $      14,930    $      39,896  $       27,830
         Product marketing services                            511           1,680             (264)          2,639
         Distribution expenses                              (1,529)          -               (1,779)          -
                                                     -------------   -------------    -------------  --------------
                                                     $      20,584   $      16,610    $      37,853  $       30,469
                                                     =============   =============    =============  ==============

       Income before income taxes, interest
         of outside non-controlling partners
         in KPP's net income and
         extraordinary item                          $      20,365   $      13,473    $      32,797  $       24,192
       Income taxes                                         (1,890)         (2,036)          (3,148)         (3,761)
       Interest of outside non-controlling
         partners in KPP's net income                      (15,709)         (8,490)         (25,367)        (15,324)
       Extraordinary loss on KPP debt
         extinguishment, net of income
         taxes and interest of outside non-
         controlling partners in KPP's
         net income                                           -              -                 (859)          -
                                                     -------------   -------------    -------------  --------------
       Income from discontinued operations,
         net of income taxes                         $       2,766   $       2,947    $       3,423  $        5,107
                                                     =============   =============    =============  ==============


     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a new KPP $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of net assets of KPP increased by $9.9 million. Accordingly, the Company recorded a $9.9 million increase in additional paid-in capital, before deferred income taxes of $3.8 million, in the first quarter of 2001.

     In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, increases or decreases in the fair value of the contracts are recognized by KPP in results of operations on a current basis. On May 22, 2001, the contracts were settled resulting in an aggregate gain to KPP of $3.8 million.


8.   DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities", which establishes the accounting and reporting standards for such activities. Under SFAS No. 133, companies must recognize all derivative instruments on their balance sheet at fair value. Changes in the value of derivative instruments, which are considered hedges, are offset against the change in fair value of the hedged item through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings, depending on the nature of the hedge. On January 1, 2001, the Company was not a party to any derivative contracts; accordingly, adoption of SFAS No. 133 at that date did not have any effect on the Company's results of operations or financial position. See Note 7 regarding interest rate locks entered into in March of 2001 by a wholly-owned subsidiary of KPP.

XANSER CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition
and Results of Operations
--------------------------------------------------------------------------------

     This discussion should be read in conjunction with the consolidated financial statements of Xanser Corporation (the "Company") and notes thereto included elsewhere in this report.

     Operating Results:


     Technical Services

     This business segment provides specialized industrial services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

                                                     Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2001             2000             2001            2000
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues:
         United States                             $     9,298     $     8,888      $      19,032   $       16,732
         Europe                                         12,337          13,059             24,069           25,622
         Asia-Pacific                                    2,470           2,404              5,565            4,956
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    24,105     $    24,351      $      48,666   $       47,310
                                                   ===========     ===========      =============   ==============

     Operating income:
         United States                             $       365     $       997      $         976   $        1,484
         Europe                                          1,874           1,547              3,385            2,497
         Asia-Pacific                                      (70)            232                 87              495
         Headquarters                                     (495)           (309)              (987)            (590)
         Amortization of excess of cost
            over fair value of net assets
            of acquired businesses                        (474)           (495)              (948)            (990)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $     1,200     $     1,972      $       2,513   $        2,896
                                                   ===========     ===========      =============   ==============

     Capital expenditures,
         excluding acquisitions                    $       935     $       536      $       1,740   $          943
                                                   ===========     ===========      =============   ==============

     For the three months ended June 30, 2001, revenues for the technical services business decreased slightly when compared to the same 2000 period. In the United States, revenues increased by 5%, compared to the same period in 2000, due to the increases in leaksealing and turnaround services. In Europe, revenues decreased by 6%, when compared to the second quarter of 2000, due to devaluations of foreign currencies and a decline in fire protection services provided in the United Kingdom. For the six months ended June 30, 2001, revenues increased by 3%, when compared to 2000, due to increases in the United States and Asia-Pacific, partially offset by declines in Europe. Revenues in the United States increased by 14%, compared to 2000, due to increases in turnaround and leaksealing services. In Europe, revenues declined by 6%, compared to 2000, due to devaluations of foreign currencies and the decline in United Kingdom fire protection services. Six month 2001 revenues in Asia-Pacific increased by 12%, compared to 2000, due to overall increases in product sales.

     Overall, technical services operating income decreased by $0.8 million, or 39%, for the three months ended June 30, 2001, and $0.4 million, or 13%, for the six months ended June 30, 2001, when compared to the same 2000 periods, due to declines in operating income in the United States and Asia-Pacific, partially offset by increases in Europe. The decline in the United States is primarily the result of the completion of lower-margin turnaround services in the second quarter, when compared to 2000. The decline in Asia-Pacific is the result of declines in leaksealing services, partially offset by increases in product sales. In Europe, decreases due to devaluations of foreign currencies were more than offset by favorable adjustments to pension costs.

     Information Technology Services

     The information technology services group provides knowledge management services to the commercial sector (financial, insurance and healthcare industries) and to the government sector (federal, state, county and local). The group provides customers with design and deployment solutions to better leverage their people, processes and technology systems. Services are tailored to the specific needs of the customers and include hardware integration, third-party vendor software integration, custom software development and implementation, hardware and software maintenance, employee training and on-going customer service.

                                                     Three Months Ended                   Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2001             2000             2001            2000
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues                                      $    14,619     $     9,029      $      25,950   $       17,364
                                                   ===========     ===========      =============   ==============
     Operating income                              $     1,095     $     1,140      $       2,466   $        2,252
                                                   ===========     ===========      =============   ==============
     Capital expenditures,
         excluding acquisitions                    $       236     $        77      $         295   $          313
                                                   ===========     ===========      =============   ==============


     In November 2000, the Company, through a wholly-owned subsidiary, acquired Double Eagle Communications and Cabling, Inc. ("Double Eagle"). Double Eagle is a full service provider of voice and data cabling and network support services.

     For the three and six months ended June 30, 2001, revenues increased by $5.6 million, or 62%, and $8.6 million, or 49%, respectively, when compared to the same 2000 periods, due to increases in service revenues, largely due to the Double Eagle acquisition, and increases in equipment sales. Revenues from equipment sales, furnished at the request of selected customers, increased in the first half quarter of 2001, when compared to 2000, due to normal fluctuations in customer needs. For the three months ended June 30, 2001, operating income decreased slightly, when compared to the same 2000 period, due to increases in administrative costs which offset increases in service operating results from the Double Eagle acquisition and increases in equipment sales. For the six months ended June 30, 2001, operating income increased by $0.2 million, or 10%, when compared to 2000, due also to the Double Eagle acquisition and increases in professional services, as well as increases in equipment sales.


     Income Taxes

     Income taxes for the three and six months ended June 30, 2001, include a $0.6 million benefit related to favorable developments pertaining to the resolution of certain federal income tax matters.


     Discontinued Operations - Businesses to be Distributed to Common
     Shareholders

     The pipeline and terminaling segment includes the operations of KPP. KPP provides transportation services of refined petroleum products through a pipeline system that extends throughout the Midwestern states and provides terminaling and storage services for petroleum products, specialty chemicals and other liquids. Prior to June 30, 2001, the Company operated, managed and controlled the pipeline and terminaling operations of KPP through an effective 2% general partner interest and a 25% limited partner interest in KPP. The products marketing business segment provides wholesale motor fuel marketing services throughout the Great Lakes and Rocky Mountain regions.

                                                     Three Months Ended                    Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      -------------------------------
                                                      2001             2000             2001               2000
                                                   -----------     -----------      -----------         -----------
                                                                           (in thousands)
       Revenues:
         Pipeline and terminaling services         $    52,952     $    38,438      $   101,021         $    75,118
         Product marketing services                     98,879          97,097          187,231             177,486
                                                   -----------     -----------      -----------         -----------
                                                   $   151,831     $   135,535      $   288,252         $   252,604
                                                   ===========     ===========      ===========         ===========
       Operating income:
         Pipeline and terminaling services         $    21,602     $    14,930      $    39,896         $    27,830
         Product marketing services                        511           1,680             (264)              2,639
         Distribution expenses                          (1,529)            -             (1,779)               -
                                                   -----------     -----------      -----------         -----------
                                                   $    20,584     $    16,610      $    37,853         $    30,469
                                                   ===========     ===========      ===========         ===========

     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under a new KPP $275 million unsecured revolving credit agreement with a group of banks. See "Liquidity and Capital Resources". Shore owns seven terminals, located in four states, with a total tankage capacity of
     7.8 million barrels. All of the terminals handle petroleum products and, with the exception of one, have deep water access.

     For the three months ended June 30, 2001, revenues for the Pipeline and Terminaling business increased by $14.5 million when compared to 2000, due to a $13.2 million increase in revenues in the terminaling business and $1.3 million increase in pipeline revenues. For the six months ended June 30, 2001, Pipeline and Terminaling revenues increased by $25.9 million, compared to 2000, due to a $23.7 million increase in terminaling revenues and a $2.2 million increase in pipeline revenues. Terminaling revenue increases are a result of the Shore acquisition and overall increases in utilization at existing locations, the result of relatively favorable market conditions. Average annual tankage utilized for the six months ended June 30, 2001 increased to 30.1 million barrels, up from 20.8 million barrels for the comparable prior year period. For the six months ended June 30, 2001, average annualized revenues per barrel of tankage utilized increased to $4.42 per barrel, compared to $4.10 per barrel for the same prior year period, also the result of favorable market conditions, when compared to the first six months of 2000. Pipeline revenue increases for the three and six months ended June 30, 2001, compared to 2000, are due to increases in barrel miles shipped and increases in terminaling charges. Pipeline barrel miles shipped totaled 4.8 billion and 4.5 billion for the three month periods ended June 30, 2001 and 2000, respectively, and 8.9 billion and 8.4 billion for the six months ended June 30, 2001 and 2000, respectively.

     The increase in Pipeline and Terminaling operating income of $6.7 million and $12.1 million, for the three and six months ended June 30, 2001, respectively, when compared to 2000, is due primarily to an increase in Terminaling operating income, a result of the Shore acquisition and the increase in utilization at existing locations.

     The interest of outside non-controlling partners in KPP's net income was $25.4 million and $15.3 million for the six months ended June 30, 2001 and 2000, respectively. Distributions paid to the outside non-controlling unitholders of KPP aggregated approximately $21.3 million and $18.5 million for the six month periods ended June 30, 2001 and 2000, respectively.

     Capital expenditures of $6.2 million and $2.9 million for the six month periods ended June 30, 2001 and 2000 relate to the maintenance of KPP's existing operations.

     For the three and six month periods ended June 30, 2001, revenues for the Product Marketing business increased by $1.8 million, or 2%, and $9.7 million, or 5%, respectively, when compared to the same 2000 periods, due to an increase in sales price, partially offset by a decrease in volumes sold. Total gallons sold totalled 94 million and 102 million for the three month periods ended June 30, 2001 and 2000, respectively, and 191 million and 197 million for the six months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, the average price realized per gallon of product sold increased to $0.98, compared to $0.90 for the same period in 2000. Product marketing operating income decreased by $1.2 million for the three months ended June 30, 2001, and $2.9 million for the six months ended June 30, 2001, compared to the same 2000 periods, due to unusually sharp fluctuations in prices, which more than offset normal operating margins in the first half of 2001.


     Liquidity and Capital Resources

     During the first six months of 2001, the Company's working capital requirements for operations and capital expenditures were funded through the use of existing cash and internally generated funds.

     Cash provided by (used in) operating activities from continuing operations was ($.7) million and $2.4 million for the six months ended June 31, 2001 and 2000, respectively. Capital expenditures from continuing operations were $2.0 million for the six months ended June 30, 2001, compared to $1.3 million in 2000. Routine maintenance capital expenditures in 2001 have been funded by internally generated funds.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares.

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL will pay the Company an amount equal to the expenses incurred by the Company in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of the Company's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to the Company, which will recognize taxable income to the extent of the excess of the value of KSL's common shares distributed over the tax basis of KSL's assets in the hands of the Company. The Company will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryfowards, and the Distribution Agreement obligates KSL to pay the Company amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but the Company estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in Receivable from KSL at June 30, 2001 is $21.7 million for such costs and expenses.

     On March 30, 2001, the Company's Series A Preferred Stock was redeemed for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost includes a $0.4 million redemption premium, which was recognized as preferred dividends in the first quarter of 2001. Additionally, on June 12, 2001, the Company exchanged, in non-cash transactions, 1,356,777 shares of the Company's common stock for all Series C Preferred and Series F Preferred shares outstanding.

     The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable, in the judgement of the Company, to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by Federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

     On June 28, 2001, the Company entered into a credit agreement with KSL which provides the Company with a $25 million revolving credit facility through June 2008. The credit facility, which is unsecured, bears interest at variable rates, has a variable commitment fee on unutilized amounts and contains certain operational covenants.
     No amounts were outstanding under the credit agreement at June 30, 2001.

     The Company has entered into an agreement with KSL whereby the Company will provide certain administrative services, including treasury and cash management, insurance and risk management, legal, investor relations, facilities, human resources, accounting and information services to KSL. The administrative services agreement, which expires on December 31, 2005, provides that KSL pay the Company a monthly fee of $25,000 for such services and reimburse the Company for any out-of-pocket expenses incurred by the Company for the sole benefit of KSL.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.


     Recent Accounting Pronouncements

     In July of 2001,  the  Financial  Accounting  Standards  Board (the "FASB")
     issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted under the purchase method of accounting.

     Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

     Also, the FASB has voted to issue SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------


                           PART II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

         (a)       Exhibits.

               10.1 Distribution  Agreement by and between the Company and Kaneb
                    Services LLC, dated June 28, 2001.
               10.2 Administrative Services Agreement by and between the Company and Kaneb Services LLC, dated June 28, 2001.
               10.3 Employee  Benefits  Agreement by and between the Company and
                    Kaneb Services LLC, dated June 28, 2001.
               10.4 Credit  Agreement  by and  between  the  Company  and  Kaneb
                    Services LLC, dated June 28, 2001.
               10.5 Kaneb  Services,  Inc. 1994 Stock Incentive Plan, as amended and restated.
               10.6 Kaneb Services, Inc. Deferred Stock Unit Plan, as amended.
               10.7 Kaneb Services,  Inc. Non-Employee  Directors Deferred Stock
                    Unit Plan, as amended.
               10.8 Kaneb Services, Inc. 1996 Supplemental Deferred Compensation
                    Plan, as amended.

         (b)      Reports on Form 8-K

                  Current Report on Form 8-K regarding the pro forma financial statements for the Company's distribution of KSL to the holders of the Company's common stock, filed July 16, 2001.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                       XANSER CORPORATION
                                       (Registrant)


Date:  August 14, 2001                          //s//
                                        Michael R. Bakke
                                        Controller

                               Xanser Corporation
                                  Exhibit Index


Exh. No.              Description

   10.1 Distribution Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.2 Administrative Services Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.3 Employee Benefits Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.4 Credit Agreement by and between the Company and Kaneb Services, Inc., dated June 28, 2001.

   10.5 Kaneb Services, Inc. 1994 Stock Incentive Plan, as amended and restated.

   10.6         Kaneb Services, Inc. Deferred Stock Unit Plan, as amended.

   10.7 Kaneb Services, Inc. Non-Employee Directors Deferred Stock Unit Plan, as amended.

   10.8 Kaneb Services, Inc. 1996 Supplemental Deferred Compensation Plan, as amended.