Form 10-Q
period 2001-09-30
XANSER CORP
filed 2001-11-14
CIK 54441

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2001

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

                     Yes   X                      No
                          ---                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at October 31, 2001
---------------------                        -------------------------------
    No par value                                   32,689,575 shares

================================================================================

XANSER CORPORATION AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2001
--------------------------------------------------------------------------------

                                                                       Page No.
                                                                       --------
                        Part I.  Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income - Three and Nine Months Ended
            September 30, 2001 and 2000                                       1

          Condensed Consolidated Balance Sheets - September 30, 2001
            and December 31, 2000                                             2

          Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 2001 and 2000                          3

          Consolidated Statement of Changes in Stockholders' Equity           4

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    13

                          Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   18

XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                     -------------------   ---------------------------
                                                       2001       2000        2001           2000
                                                     -------   ---------   -----------   -------------
Revenues:
    Services                                         $31,799     $28,322      $ 96,906         $84,061
    Products                                           3,136       5,441        12,645          14,376
                                                     -------   ---------   -----------   -------------
         Total revenues                               34,935      33,763       109,551          98,437
                                                     -------   ---------   -----------   -------------

Costs and expenses:
    Operating costs                                   28,388      24,377        87,026          73,192
    Cost of products sold                              2,841       4,940        11,313          13,175
    Depreciation and amortization                      1,330       1,301         3,857           3,777
    General and administrative                           791       1,139         2,858           4,157
                                                     -------   ---------   -----------   -------------
         Total costs and expenses                     33,350      31,757       105,054          94,301
                                                     -------   ---------   -----------   -------------

Operating income                                       1,585       2,006         4,497           4,136

Other income, net                                        882         375           714             666
Interest expense                                        (772)       (986)       (2,468)         (2,927)
                                                     -------   ---------   -----------   -------------

Income from continuing operations
 before income taxes                                   1,695       1,395         2,743           1,875
Income tax expense                                      (466)       (205)         (456)           (333)
                                                     -------   ---------   -----------   -------------
Income from continuing operations                      1,229       1,190         2,287           1,542

Income from discontinued operations-
 businesses distributed to common
 shareholders, net of income taxes                         -       3,269         3,423           8,376
                                                     -------  ----------   -----------   -------------
Net income                                             1,229       4,459         5,710           9,918

Dividends and redemption premium
 applicable to preferred stock                             -         127           493             393
                                                     -------   ---------   -----------   -------------
Net income applicable to common stock                $ 1,229     $ 4,332      $  5,217         $ 9,525
                                                     =======   =========   ===========   =============
Earnings per common share:
  Basic:
    Continuing operations                            $   .04     $   .03      $    .06         $   .04
    Discontinued operations                                -         .11           .10             .27
                                                     -------   ---------   -----------   -------------
                                                     $   .04     $   .14      $    .16         $   .31
                                                     =======   =========   ===========   =============
  Diluted:
    Continuing operations                            $   .04     $   .03      $    .05         $   .03
    Discontinued operations                                -         .10           .10             .26
                                                     -------   ---------   -----------   -------------
                                                     $   .04     $   .13      $    .15         $   .29
                                                     =======   =========   ===========   =============

                See notes to consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                  September 30,         December 31,
                                                                      2001                  2000
                                                                  ------------         -------------
                                                                   (Unaudited)
                   ASSETS
Current assets:
   Cash and cash equivalents                                         $  26,837              $ 20,517
   Accounts receivable, trade                                           35,891                29,198
   Receivable from businesses distributed to
     common shareholders                                                17,575                     -
   Inventories                                                           9,081                 7,641
   Prepaid expenses and other current assets                             7,037                 6,749
   Current deferred income taxes                                             -                36,489
                                                                     ---------         -------------
        Total current assets                                            96,421               100,594
                                                                     ---------         -------------

Property and equipment                                                  32,447                30,585
Less accumulated depreciation and amortization                          21,257                20,043
                                                                     ---------         -------------
     Net property and equipment                                         11,190                10,542
                                                                     ---------         -------------
Excess of cost over fair value of net assets
     of acquired businesses, net                                        60,812                62,470

Deferred income taxes and other assets                                   6,463                11,215

Net assets of discontinued operations - businesses
     distributed to common shareholders                                      -                41,822
                                                                     ---------         -------------
                                                                     $ 174,886              $226,643
                                                                     =========         =============
     LIABILITIES AND EQUITY
Current liabilities:
     Current portion of long-term debt                               $   2,144              $    595
     Accounts payable                                                    7,074                 5,081
     Accrued income taxes                                               18,033                   385
     Accrued expenses                                                   10,374                13,348
                                                                     ---------         -------------
        Total current liabilities                                       37,625                19,409
                                                                     ---------         -------------
Long-term debt, less current portion:
     Technical services                                                 18,495                18,197
     Parent company                                                     19,930                21,396
                                                                     ---------         -------------
        Total long-term debt, less current portion                      38,425                39,593
                                                                     ---------         -------------
Other liabilities                                                        1,367                 1,602

Commitments and contingencies

Stockholders' equity:
     Preferred stock, without par value                                      -                 5,792
     Common stock, without par value                                     4,268                 4,250
     Additional paid-in-capital                                        128,000               203,989
     Treasury stock, at cost                                           (23,506)              (31,440)
     Accumulated deficit                                                (8,094)              (13,311)
     Accumulated other comprehensive income (loss) -
        foreign currency translation adjustment                         (3,199)               (3,241)
                                                                     ---------         -------------
        Total stockholders' equity                                      97,469               166,039
                                                                     ---------         -------------
                                                                     $ 174,886              $226,643
                                                                     =========         =============

                See notes to consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                         --------------------------
                                                                            2001             2000
                                                                         ---------        ---------
Operating activities:
  Income from continuing operations                                      $   2,287         $  1,542
  Adjustments to reconcile income from
     continuing operations to net cash provided
     by operating activities:
      Increase in estimated redemption value
        of preferred stock                                                       -              378
      Depreciation and amortization                                          3,857            3,777
      Deferred income taxes                                                   (107)             162
      Other                                                                   (317)             257
      Changes in working capital components                                 (7,235)          (2,215)
                                                                         ---------        ---------
      Operating activities of continuing operations                         (1,515)           3,901
      Operating activities of discontinued operations                       59,798           42,923
                                                                         ---------        ---------
          Net cash provided by operating activities                         58,283           46,824
                                                                         ---------        ---------

Investing activities:
  Capital expenditures                                                      (3,227)          (2,028)
  Acquisition                                                                    -             (175)
  Change in other assets, net                                                  (28)            (409)
  Investing activities of discontinued operations                         (128,399)         (20,441)
                                                                         ---------        ---------
      Net cash used in investing activities                               (131,654)         (23,053)
                                                                         ---------        ---------

Financing activities:
  Decrease in receivable from businesses distributed
    to common shareholders                                                  13,405                -
  Issuance of debt                                                           5,470              813
  Payments on debt and capital leases                                       (5,089)          (3,324)
  Preferred stock dividends and redemption
    premium paid                                                              (493)            (393)
  Common stock issued                                                        1,078              243
  Purchase of treasury stock                                                     -           (1,530)
  Redemption of preferred stock                                             (5,680)               -
  Financing activities of discontinued operations                           71,000          (11,624)
                                                                         ---------        ---------
      Net cash provided by (used in) financing activities                   79,691          (15,815)
                                                                         ---------        ---------

Increase in cash and cash equivalents                                        6,320            7,956
Cash and cash equivalents at beginning of period                            20,517           14,516
                                                                         ---------        ---------
Cash and cash equivalents at end of period                               $  26,837         $ 22,472
                                                                         =========        =========
Supplemental cash flow information:
  Cash paid for interest                                                 $   2,858         $  5,461
                                                                         =========        =========
  Cash paid for income taxes                                             $     922         $  1,168
                                                                         =========        =========


                See notes to consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                                                    Accumulated
                                                                            Additional                                 Other
                                                        Preferred   Common   Paid-In     Treasury    Accumulated   Comprehensive
                                                          Stock     Stock    Capital       Stock       Deficit     Income (loss)
                                                      ---------   --------  ----------   ---------   -----------   -------------
Balance at January 1, 2001                            $   5,792     $4,250  $  203,989   $ (31,440)  $   (13,311)  $      (3,241)

  Net income for the period                                   -          -           -           -         5,710               -
  Gain on issuance of units by KPP                            -          -       6,113           -             -               -
  Redemption of Series A Preferred Stock                 (5,680)         -           -           -             -               -
  Repurchase of Series C and F Preferred Stock             (112)         -      (7,725)      7,760             -               -
  Dividends and redemption premium applicable
    to preferred stock                                        -          -           -           -          (493)              -
  Distribution of Kaneb Services LLC shares                   -          -     (75,259)          -             -             640
  Foreign currency translation adjustment                     -          -           -           -             -            (598)
  Stock options exercised and other                           -         18         882         174             -               -
                                                      ---------   --------  ----------   ---------   -----------   -------------
Balance at September 30, 2001                         $       -     $4,268  $  128,000   $ (23,506)  $    (8,094)  $      (3,199)
                                                      =========   ========  ==========   =========   ===========   =============

                See notes to consolidated financial statements.

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

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL will pay the Company an amount equal to the expenses incurred by the Company in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of the Company's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to the Company, which will recognize taxable income to the extent of the excess of the value of KSL's common shares distributed over the tax basis of KSL's assets in the hands of the Company. The Company will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates KSL to pay the Company amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but the Company estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in receivable from businesses distributed to common shareholders at September 30, 2001 is $13.8 million for such costs and expenses.

     As the Distribution was recorded at carrying value and did not result in a gain or loss for financial reporting purposes, previously recorded deferred tax assets relating to net operating loss and alternative minimum tax credit carryforwards which were utilized in the Distribution (approximately $39 million) were charged to additional paid-in capital in the second quarter of 2001.

     On March 30, 2001, the Company's Series A Preferred Stock was redeemed for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost included a $0.4 million redemption premium, which was recognized as preferred dividends in the first quarter of 2001. Additionally, on June 12, 2001, the Company exchanged, in non-cash transactions, 1,356,777

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     shares of the Company's common stock for all Series C Preferred and Series F Preferred shares outstanding.

     The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by Federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

     Pursuant to the Distribution Agreement, the Company entered into a credit agreement with KSL (the "Credit Agreement") which provides the Company with a $25 million revolving credit facility. The Credit Agreement replaces the Company's previous bank credit agreement which was secured by KPP units transferred to KSL in connection with the Distribution. The Company's previous bank credit agreement, which had been in place since 1995, was never utilized. The Credit Agreement, which is unsecured, bears interest at variable rates and contains certain operational covenants. No amounts were outstanding under Credit Agreement at September 30, 2001.


2.   SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements include the accounts of the Company and its subsidiaries. As a result of the Distribution, the accompanying financial statements reflect the operations of the Pipeline, Terminaling and Product Marketing businesses of the Company prior to September 30, 2001 as "Discontinued operations - businesses distributed to common shareholders". All significant intercompany transactions and balances are eliminated in consolidation.

     The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2001 and 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 2001 and the consolidated results of their operations and cash flows for the periods ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     necessarily indicative of the results that may be expected for the year ending December 31, 2001.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,         September 30,
                                                         ------------------     -----------------
                                                          2001        2000       2001       2000
                                                         ------      ------     ------    -------
                                                                      (in thousands)
     Net income                                          $1,229      $4,459     $5,710    $ 9,918
     Other comprehensive income (loss)
       - foreign currency translation adjustment            666        (509)      (598)    (1,092)
                                                         ------      ------     ------    -------
     Comprehensive income                                $1,895      $3,950     $5,112    $ 8,826
                                                         ======      ======     ======    =======

4.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings per share from continuing operations (in thousands, except for per share amounts):


                                                     Net     Weighted Average   Per-Share
                                                    Income     Common Shares     Amount
                                                    ------   ----------------  ---------
     Three Months Ended September 30, 2001
     -------------------------------------
          Income from continuing operations          $1,229
          Dividends applicable to preferred stock         -
                                                     ------
          Basic earnings per share -
           Income applicable to common stock          1,229             33,111  $     .04
                                                                                =========
          Effect of dilutive securities -
           Common stock options, Series F
             Preferred and DSUs                           -              1,235
                                                     ------   ----------------
          Diluted earnings per share -
           Income applicable to common stock,
           Series F Preferred, DSUs and
           assumed options exercised                 $1,229             34,346  $     .04
                                                     ======   ================  =========

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

    Three Months Ended September 30, 2000
    -------------------------------------
    Income from continuing operations            $1,190
    Dividends applicable to preferred stock        (127)
                                                 ------
    Basic earnings per share -
     Income applicable to common stock            1,063             31,138  $     .03
                                                                            =========
    Effect of dilutive securities -
     Common stock options, Series F
       Preferred and DSUs                             -              1,706
                                                 ------   ----------------
    Diluted earnings per share -
     Income applicable to common stock,
     Series F Preferred, DSUs and
     assumed options exercised                   $1,063             32,844  $     .03
                                                 ======   ================  =========
    Nine Months Ended September 30, 2001
    ------------------------------------
    Income from continuing operations            $2,287
    Dividends and redemption premium
     applicable to preferred stock                 (493)
                                                 ------
    Basic earnings per share -
     Income applicable to common stock            1,794             32,252  $     .06
                                                                            =========
    Effect of dilutive securities -
     Common stock options Series F
       Preferred and DSUs                             -              1,874
                                                 ------   ----------------
    Diluted earnings per share -
     Income applicable to common stock,
     Series F Preferred, DSUs and
     assumed options exercised                   $1,794             34,126  $     .05
                                                 ======   ================  =========
    Nine Months Ended September 30, 2000
    ------------------------------------
    Income applicable to common stock            $1,542
    Dividends applicable to preferred stock        (393)
                                                 ------
    Basic earnings per share -
     Income applicable to common stock            1,149             31,183  $     .04
                                                                            =========
    Effect of dilutive securities -
     Common stock options, Series F
       Preferred and DSUs                             -              1,745
                                                 ------   ----------------
    Diluted earnings per share -
     Income applicable to common stock,
     Series F Preferred, DSUs and
     assumed options exercised                   $1,149             32,928  $     .03
                                                 ======   ================  =========

     Options to purchase 237,597 shares of common stock at a weighted average price of $5.27, were outstanding at September 30, 2000, but were not included in the computation of diluted

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     earnings per share because the options' exercise price was greater than the average market price of the common stock. Since the average market prices of the Company's common stock for the three and nine month periods ended September 30, 2001 were in excess of outstanding option exercise prices, all outstanding options were considered dilutive at September 30, 2001. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effect of assumed conversion is anti-dilutive.


5.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


6.   BUSINESS SEGMENT DATA

     The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to governmental, insurance and financial institutions. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs and legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to the Company's segments. Effective January 1, 2001, the compensation and benefit costs of certain officers of the technical services and information technology services segments were transferred from general corporate to their respective segments. Such costs approximated $0.1 million for each of the first three quarters for each of these segments.

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

     The Company measures segment profit as operating income. Total assets are those assets, including the excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                              ------------------         -----------------------
                                                2001       2000            2001           2000
                                              -------    -------         --------       --------
                                                              (in thousands)
     Business segment revenues:
       Technical services                      $24,078    $23,738        $ 72,744       $ 71,048
       Information technology services          10,857     10,025          36,807         27,389
                                               -------    -------        --------       --------
                                               $34,935    $33,763        $109,551       $ 98,437
                                               =======    =======        ========       ========
     Technical services segment revenues:
       Underpressure services                  $ 9,698    $ 9,929        $ 29,294       $ 29,546
       Turnaround services                      12,314     11,478          37,221         34,269
       Other services                            2,066      2,331           6,229          7,233
                                               -------    -------        --------       --------
                                               $24,078    $23,738        $ 72,744       $ 71,048
                                               =======    =======        ========       ========
     Business segment profit:
       Technical services                      $ 1,639    $ 1,997        $  4,152       $  4,893
       Information technology services             737      1,148           3,203          3,400
       General corporate                          (791)    (1,139)         (2,858)        (4,157)
                                               -------    -------        --------       --------
         Operating income                        1,585      2,006           4,497          4,136
       Other income, net                           882        375             714            666
       Interest expense                           (772)      (986)         (2,468)        (2,927)
                                               -------    -------        --------       --------
       Income from continuing operations
         before income taxes                   $ 1,695    $ 1,395        $  2,743       $  1,875
                                               =======    =======        ========       ========

                                                                       September 30,   December 31,
                                                                           2001           2000
                                                                         --------       --------
                                                                             (in thousands)
     Total assets:
       Technical services                                                $105,431       $103,817
       Information technology services                                     25,311         20,086
       General corporate                                                   44,144         60,918
       Discontinued operations, net                                             -         41,822
                                                                         --------       --------
                                                                         $174,886       $226,643
                                                                         ========       ========

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

7.   DISCONTINUED OPERATIONS - BUSINESSES DISTRIBUTED TO COMMON SHAREHOLDERS

     The results of operations for the Pipeline, Terminaling and Product Marketing businesses prior to the Distribution (See Note 1) are reflected in the accompanying consolidated statements of income as "Discontinued operations -businesses distributed to common shareholders". The Pipeline and Terminaling operations are conducted through Kaneb Pipe Line Partners, L.P. ("KPP"), in which the Company owned an effective 2% general partner interest and 25% limited partner interest prior to the Distribution. A summary of operating results of the discontinued operations included in the Company's consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 is presented below (in thousands):

                                            Three Months Ended     Nine Months Ended
                                               September 30,         September 30,
                                            -------------------   -------------------
                                             2001       2000        2001       2000
                                            ------    --------    --------   --------
      Revenues:
       Pipeline and terminaling services     $    -    $ 41,051   $101,021   $116,169
       Product marketing services                 -      94,007    187,231    271,493
                                             ------    --------   --------   --------
                                             $    -    $135,058   $288,252   $387,662
                                             ======    ========   ========   ========
     Operating profit:
       Pipeline and terminaling services     $    -    $ 17,438   $ 39,896   $ 45,268
       Product marketing services                 -         418       (264)     3,038
       Distribution expenses                      -           -     (1,779)         -
                                             ------    --------   --------   --------
                                             $    -    $ 17,856   $ 37,853   $ 48,306
                                             ======    ========   ========   ========

     Income before income taxes, interest
       of outside non-controlling partners
       in KPP's net income and
       extraordinary item                    $    -    $ 14,623   $ 32,797   $ 38,815
     Income taxes                                 -      (1,483)    (3,148)    (5,244)
     Interest of outside non-controlling
       partners in KPP's net income               -      (9,871)   (25,367)   (25,195)
     Extraordinary loss on KPP debt
       extinguishment, net of income
       taxes and interest of outside non-
       controlling partners in KPP's
       net income                                 -           -       (859)         -
                                             ------    --------   --------   --------
     Income from discontinued operations,
       net of income taxes                   $    -    $  3,269   $  3,423   $  8,376
                                             ======    ========   ========   ========

     On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

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


                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                        ------------------    -----------------
                                          2001       2000       2001      2000
                                        -------    -------    -------   -------
                                                    (in thousands)
     Revenues:
       United States                    $ 8,726    $ 8,102    $27,758   $24,834
       Europe                            12,145     13,534     36,214    39,156
       Asia-Pacific                       3,207      2,102      8,772     7,058
                                        -------    -------    -------   -------
          Total Revenues                $24,078    $23,738    $72,744   $71,048
                                        =======    =======    =======   =======

     Operating income:
       United States                    $   123    $   448    $ 1,099   $ 1,932
       Europe                             1,940      2,299      5,325     4,796
       Asia-Pacific                         524         91        611       586
       Headquarters                        (474)      (345)    (1,461)     (935)
       Amortization of excess of cost
         over fair value of net assets
         of acquired businesses            (474)      (496)    (1,422)   (1,486)
                                        -------    -------    -------   -------
          Total operating income        $ 1,639    $ 1,997    $ 4,152   $ 4,893
                                        =======    =======    =======   =======

     Capital expenditures,
       excluding acquisitions           $   935    $   700    $ 2,675   $ 1,643
                                        =======    =======    =======   =======


     For the three months ended September 30, 2001, revenues for the technical services business increased slightly when compared to the same 2000 period. In the United States, third quarter revenues increased by 8%, compared to the same period in 2000, due to increases in turnaround and other process plant services. In Europe, third quarter revenues in U.S. dollars decreased by 10%, when compared to 2000, due entirely to foreign currency exchange differences. In Asia-Pacific, third quarter revenues increased by 53%, compared to 2000, due to increases in turnaround services in Australia and Singapore. For the nine months ended September 30, 2001, technical services revenues increased by 2%, when compared to the same 2000 period. In the United States, revenues for the nine months ended September 30, 2001, increased by 12%, when compared to 2000, due to increases in turnaround and leaksealing services. In Europe, revenues in U.S. dollars declined by 8%, compared to 2000, due to foreign currency exchange rate differences and declines in United Kingdom fire

XANSER CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     protection services. For the nine months ended September 30, 2001, revenues in Asia-Pacific increased by 24%, compared to 2000, due to increases in turnaround services and product sales.

     Overall, technical services operating income decreased by $0.4 million, or 18%, for the three months ended September 30, 2001, and $0.7 million, or 15%, for the nine months ended September 30, 2001. In the United States, operating income decreased by $0.3 million and $0.8 million for the three and nine months ended September 30, 2001, respectively, when compared to 2000, due to lower-margin turnaround services in the second and third quarters of 2001. In Europe, operating income decreased by $0.4 million for the third quarter of 2001 and increased by $0.5 million for the nine months ended September 30, 2001, when compared to 2000. The third quarter decrease in Europe operating income in U.S. dollars is entirely the result of foreign currency exchange rate differences. The increase in Europe operating income for the nine months ended September 30, 2001, when compared to 2000, is due to favorable adjustments in pension costs, partially offset by foreign currency exchange rate differences. In Asia-Pacific, the $0.4 million increase in operating income for the three months ended September 30, 2001, when compared to the same period in 2000, is the result of the increase in turnaround services in Australia and Singapore.


     Information Technology Services

     The information technology services group provides knowledge management services to the commercial (financial and insurance ), government (federal, state, county and local) and healthcare sectors. The group focuses on evaluating customer's people (employees and customers), processes and technology to develop solutions that helps them achieve better outcomes and results. Services are tailored to the specific needs of the customers and include consulting, design, development, integration of third party hardware, maintenance, training and customer service of custom technology solutions.

                                   Three Months Ended   Nine Months Ended
                                     September 30,        September 30,
                                   ------------------   -----------------
                                     2001       2000      2001      2000
                                   -------    -------   -------   -------
                                               (in thousands)

     Revenues                      $10,857    $10,025   $36,807   $27,389
                                   =======    =======   =======   =======
     Operating income              $   737    $ 1,148   $ 3,203   $ 3,400
                                   =======    =======   =======   =======
     Capital expenditures,
       excluding acquisitions      $   257    $    72   $   552   $   385
                                   =======    =======   =======   =======

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

     For the three and nine months ended September 30, 2001, revenues increased by $0.8 million, or 8%, and $9.4 million, or 34%, respectively, when compared to the same 2000 periods, due to increases in service revenues, largely due to the Double Eagle acquisition, partially offset by decreases in equipment sales. Revenues from equipment sales, furnished at the request of selected customers, decreased in 2001, when compared to 2000, due to normal fluctuations in customer needs. For the three months ended September 30, 2001, operating income decreased by $0.4 million, or 36%, when compared to the same 2000 period, due to increases in marketing and sales related personnel and costs which more than offset the increase in service operating results, largely from the Double Eagle acquisition. For the nine months ended September 30, 2001, operating income decreased by $0.2 million, or 6%, when compared to 2000, due also to increases in marketing and sales related personnel and costs, partially offset by the increase in service operating results.


     Other Income, Net

     Included in other income, net are gains on the sale of stock investments of $0.7 million for the three and nine month periods ended September 30, 2001 and $0.2 million for the three and nine month periods ended September 30, 2000.


     Income Taxes

     Income taxes for the nine months ended September 30, 2001, include a $0.6 million benefit related to favorable developments pertaining to the resolution of certain federal income tax matters.


     Liquidity and Capital Resources

     During the first nine months of 2001, the Company's working capital requirements for operations and capital expenditures were funded through the use of existing cash and internally generated funds.

     Cash provided by (used in) operating activities from continuing operations was ($1.5) million and $3.9 million for the nine months ended September 30, 2001 and 2000, respectively. Capital expenditures from continuing operations were $3.2 million for the nine months ended September 30, 2001, compared to $2.0 million in 2000. Routine maintenance capital expenditures in 2001 have been funded by internally generated funds.

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

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL will pay the Company an amount equal to the expenses incurred by the Company in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of the Company's Series A Preferred Stock and approximately $2.0 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of common shares is taxable to the Company, which will recognize taxable income to the extent of the excess of the value of KSL's common shares distributed over the tax basis of KSL's assets in the hands of the Company. The Company will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryfowards, and the Distribution Agreement obligates KSL to pay the Company amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but the Company estimates that the tax will approximate $13.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in receivable from businesses distributed to common shareholders at September 30, 2001 is $13.8 million for such costs and expenses.

     On March 30, 2001, the Company's Series A Preferred Stock was redeemed for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost included a $0.4 million redemption premium, which was recognized as preferred dividends in the first quarter of 2001. Additionally, on June 12, 2001, the Company exchanged, in non-cash transactions, 1,356,777 shares of the Company's common stock for all Series C Preferred and Series F Preferred shares outstanding.

     The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by Federal or state tax authorities, the Company will have unfettered control over the examination,

XANSER CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

     Pursuant to the Distribution Agreement, the Company entered into a credit agreement with KSL (the "Credit Agreement") which provides the Company with a $25 million revolving credit facility. The Credit Agreement replaces the Company's previous bank credit agreement which was secured by KPP units transferred to KSL in connection with the Distribution. The Company's previous bank credit agreement, which had been in place since 1995, was never utilized. The Credit Agreement, which is unsecured, bears interest at variable rates and contains certain operational covenants. No amounts were outstanding under Credit Agreement at September 30, 2001.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.


     Recent Accounting Pronouncements

     In July of 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting.

     Additionally, in July of 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The Company is currently assessing the impact of SFAS No. 142, which must be adopted in the first quarter of 2002.

     Also, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

XANSER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------

                          PART II - Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of the Stockholders of the Registrant was held August 7, 2001.

     (b) The following six incumbent Directors, constituting the entire Board of Directors of the Registrant, were elected by the holders of Common Stock to hold office until the next Annual Meeting of Stockholders and thereafter until their respective successors are elected and qualified; Sangwoo Ahn, John R. Barnes (Chairman of the Board), Frank
          M. Burke, Charles R. Cox, Hans Kessler and James R. Whatley.

     (c) The Board of Directors of the Registrant unanimously recommended an amendment to the restated certificate of incorporation of the Company to change the name of the Company from "Kaneb Services, Inc." to "Xanser Corporation," which amendment was approved by the stockholders. 17,250,179 votes were cast for the amendment; 115,610 votes were cast against the amendment and 24,752 votes were withheld; 58.3% of outstanding shares were voted either in person or by proxy and 41.7% were non-voted.

     (d) The Board of Directors of the Company approved, subject to shareholder approval, the amendment and restatement of the 1994 Plan (the "Amended 1994 Plan"), increasing the number of shares of the Company's Common Stock, no par value, authorized under the 1994 Plan by 2,000,000. In addition, the Amended 1994 Plan makes non-employee directors of the Company eligible to receive Awards. The Amendment and Restatement of the 1994 Plan was approved by the stockholders at the Annual Meeting by a vote of 14,674,928 for; 2,049,105 against and 666,508 votes withheld; 58.3% of outstanding shares were voted either in person or by proxy and 41.7% were non-voted.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          3.1 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as
               Exhibit 3.1 of the exhibits to the Registrant's Current Report on Form 8-K, filed August 22, 2001, which exhibit is hereby incorporated by reference.

XANSER CORPORATION AND SUBSIDIARIES

--------------------------------------------------------------------------------
     (b)  Reports on Form 8-K

          Current Report on Form 8-K regarding Certification of Amendment to the Restated Certificate of Incorporation and Amendment and Restatement of 1994 Stock Incentive Plan, filed August 22, 2001.



                                   Signature
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                      XANSER CORPORATION
                                      (Registrant)


Date:  November 13, 2001              //s//
                                      ------------------------------------
                                      Michael R. Bakke
                                      Controller