Form 10-K
period 2001-12-31
XANSER CORP
filed 2002-03-28
CIK 54441

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 1-5083
                               XANSER CORPORATION
             (Exact name of Registrant as specified in its Charter)

        Delaware                                                 74-1191271
----------------------------------------                    -------------------
(State or other jurisdiction of                                 IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
   Richardson, Texas                                               75080
----------------------------------------                    --------------------
(Address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (972) 699-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
       Title of each class                                 on which registered
----------------------------------------              --------------------------
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

     Aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant: $76,469,408. This figure is estimated as of March 22, 2002, at which date the closing price of the Registrant's Common Stock on the New York Stock Exchange was $2.50 per share, and assumes that only the Registrant's officers and directors were affiliates of the Registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 22, 2002: 33,008,604.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is filed herewith.

                                     PART I

Item 1.    Business

GENERAL
-------

     On August 7, 2001, the stockholders of Kaneb Services, Inc. approved an amendment to its certificate of incorporation to change the name of the Company from Kaneb Services, Inc. to "Xanser Corporation" ("Xanser" or the "Company"). Xanser conducts its principal businesses in two industry segments, specialized technical services and information technology services. The technical services and information technology services segments operate through subsidiaries of Furmanite Worldwide, Inc. and Xtria LLC, respectively. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see "Technical Services." Xtria LLC ("Xtria") is engaged in the information technology services industry and offers products and services that, among other functions, provide consulting services and computer hardware to federal and state governmental agencies and private sector customers, provide consulting services to hospitals and hospital networks implementing telemedicine systems and enable financial institutions to monitor the insurance coverage of their loan collateral. For additional information see "Information Technology Services."

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). KSL now holds the 2% general partner interest and a 25% limited partner interest in Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's previously wholly-owned petroleum marketing subsidiary. On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. As a result, the accompanying consolidated financial statements reflect the results of operations of KSL prior to the Distribution as "Discontinued operations - businesses distributed to common shareholders".

     Xanser was incorporated in Delaware on January 23, 1953. The Company's principal operating office is located at 2435 North Central Expressway, Richardson, Texas 75080 and its telephone number is (972) 699-4000.


OPERATING SEGMENTS
------------------

     Financial information regarding the Company's operating segments and foreign operations is presented under the caption "Business Segment Data" in
Note 9 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.


TECHNICAL SERVICES
------------------

     The Furmanite group of companies offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite Worldwide, Inc. has evolved into an international service company that provides technical and technology solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970's and 1980's, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. The Company acquired Furmanite in 1991 to diversify the Company's operations and pursue international growth opportunities. For the year ended December 31, 2001, Furmanite's revenues and operating income were approximately $96.3 million and $5.6 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Products and Services

     Furmanite provides on-line repairs of leaks ("leak sealing") in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system and employing proprietary diagnostic equipment under license from Framatome Technologies. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2001, 2000, and 1999, under pressure services represented approximately 42%, 42% and 40%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 50%, 48% and 45%, respectively, and product sales and other industrial services represented approximately 8%, 10% and 15%, respectively, of Furmanite's revenues for each of such years.

     Furmanite's on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and/or patented and, the Company believes, provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite holds approximately 200 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from April 2003 to December 2012. Furmanite's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials to effect the necessary repairs. These efforts are supported by an internal quality control group that works with the on-site technicians in crafting these materials.

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

     Furmanite believes that it is the most recognized brand in its industry. With its 65-year history, Furmanite's customer relationships are long-term and worldwide. Furmanite serves its customers from its Houston, Texas worldwide headquarters and maintains a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Beaumont, Charlotte, Chicago, Houston, Merrillville and Salt Lake City. Furmanite's worldwide operations are further supported by offices currently located in Australia (6 locations), Belgium, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom (6 locations) and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 2001 were 37% for the United States, 50% for Europe and 13% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and
Note 9 to the Company's consolidated financial statements.

     Furmanite's leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty claims during the three years ended December 31, 2001. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

Safety, Environmental and Other Regulatory Matters

     Many  aspects  of  Furmanite's   operations  are  subject  to  governmental
regulation. National, state and local authorities of the U.S. and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite's services and which otherwise affect its operations. Further, because of its international operations, Furmanite is subject to a number of political and economic risks, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, Furmanite's services are paid, and its operations are typically funded, in the currency of the particular country in which its business activities are conducted. Furmanite's operating results were impacted by foreign currency devaluations during the year ended December 31, 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


INFORMATION TECHNOLOGY SERVICES
-------------------------------

     Xtria provides a suite of information technology services and related products to the U.S. Government and commercial sectors. The segment's primary business is information technology services - consulting, design, development, integration and maintenance - for database management, web-based, wireless, Health Insurance Portability and Accountability ("HIPAA") compliance and telemedicine applications. Xtria also provides these services in voice and data networks, and network security systems. For the year ended December 31, 2001 the information services segment's revenues and operating income were $48.4 million and $3.7 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". A substantial portion of the revenues of this business segment is attributable to contracts with agencies of the U.S. Government. Xtria manages its businesses from its headquarters in Richardson, Texas, and maintains offices in Bryan, Texas, Chantilly, Manassas and McLean, Virginia, Burlington, Vermont and Frederick, Maryland.


Products and Services

Database Management Services

     Xtria provides comprehensive database management services to the financial industry and to the U.S. Government sector. These services include consulting, design, development and integration of database management applications, as well as database monitoring and customized reporting.

     Xtria developed and licenses a database management application for financial institutions, primarily community banks. The application supports internal accounting; tracking, monitoring, analyzing and managing loans and deposits; and other banking functions. Xtria also developed and licenses a professional lending system to loan companies, and an automated contingency planning system for disaster recovery to commercial banks. These applications are licensed on a per-user basis annually. Xtria has expanded its market for similar data management applications and services to the equipment leasing industry.

     In addition to its software applications, Xtria provides a full suite of services to the financial industry, including consultation on database requirements, development of applications and systems, as well as ongoing maintenance, reporting and support. Xtria charges monthly fees to its customers for these services. As part of its services offering, Xtria monitors, on behalf of its customers, the status of insurance coverage on automobiles pledged as loan collateral and flood insurance on homes. It coordinates communications among financial institutions, insurance companies and borrowers regarding the status of insurance coverage protecting the financial institution's loan collateral. Xtria uses its own software to cross-collate databases and generate reports for lenders and insurance companies, charging monthly fees to its customers. Some customers also pay fees to Xtria in instances where Xtria's services result in the issuance of an insurance policy to replace lapsed coverage. Xtria believes that the market for these services is fragmented among a number of small competitors, and that competition in this market is primarily based upon the quality of the service provided.

     In the U.S. Government sector, Xtria provides database management applications and services for the Head Start program of the Department of Health and Human Services. Xtria contracts for these services on renewable annual contracts, with pricing based principally on its General Services Administration Schedule ("GSA Schedule").

Web-related Services

     Xtria provides a full suite of web-related services to its customers, including web site design, development and maintenance, e-commerce applications, network engineering, and other web-enabled application development. Web-enabled applications developed by Xtria include field research and program analysis tools, shared statistical analysis tools, and logistics coordination tools.

     Xtria's web-related services are provided through renewable annual contracts to the U.S. Department of Health and Human Services, the U.S. Department of Commerce and a number of commercial accounts. Xtria competes on the basis of its expertise and its knowledge of customers' needs.

     The Company believes that the capabilities Xtria offers in web-related services with large database components offer opportunities for further expanding its market. For example, during 2001 Xtria provided these services to the state of California's Department of Education to improve the means of delivering information to the U.S. Department of Health and Human Services. This contract resulted from Xtria's reputation for performance with the Department of Health and Human Services, as well as the significant previous efficiencies gained by states' use of the same web-enabled platform as the Federal agency to which data is delivered.

Telemedicine Services

     Xtria provides full customer life cycle support (consulting, design, implementation training and maintenance) to medical facilities of digital imaging systems, known as Picture Archival and Communication Systems ("PACS"). PACS are used in connection with digitally recorded images, such as magnetic resonance imaging, computer tomography scans, ultrasounds and digital x-rays, among others. Xtria provides technical support at every stage of the implementation of a PACS by a medical facility, including planning and feasibility studies, workflow design, specification development, procurement assistance, on-site technical supervision of PACS installers, quality assurance and acceptance testing. Xtria also assists the medical facilities with warranty and service issues that may arise with the manufacturer of the PACS components. Xtria personnel who perform the consulting services are highly trained electrical, biomedical, and clinical engineers.

     Xtria has also developed a wireless Local Area Network device, the LAN2GoTM, which was developed initially for a military application but has been successfully deployed in the first wireless clinical teleradiology solution, for the radiology department of Texas Tech University in El Paso, Texas. This system delivers wireless connectivity between a hospital emergency department and radiology workstations located elsewhere in the hospital and off-site at the academic facility. The solution provides high-speed, highly secure encryption and wireless transmission of diagnostic quality images, allowing radiologists in separate facilities to read images and provide diagnoses. Xtria believes this solution has market potential beyond the medical industry that could extend to education, training and other government security applications.

     Xtria was selected in 2001, by the Lahey Clinic Medical Center of Burlington, Massachusetts for the design, implementation, integration and support of a complete digital imaging and telemedicine solution, including a PACS. Xtria Healthcare Services division has integrated PACS with Lahey Clinic's Radiology Information System (RIS) and Hospital Information System (HIS) to present digital radiology images, administrative and patient information directly to staff workstations. This endeavor will dramatically improve patient care and efficiency, as well as increase the clinical and financial contribution of the radiology department to the Lahey Clinic.

     Xtria's deployment of the first phase of this PACS system has allowed Lahey Clinic physicians to accelerate patient care. The integrated communication network has enabled physicians to share studies and results electronically while the digital imaging technologies is projected to increase the throughput of imaging studies by 200 to 300 percent. The system also allows information to be shared between the Lahey Clinic facility and international locations through secure web-based and dedicated wide area connections as the project progresses. Beyond the benefits to patients and medical staff, the system has greatly reduced the costs associated with traditional, film-based radiology imaging, which requires processing, storing and distributing images in film libraries.

     Xtria also performs work for PACS providers, such as General Electric and Phillips, in connection with the sale and installation of PACS, and for end users of the systems. Xtria's principal customer in the PACS consulting field has been the Department of Defense, with whom Xtria contracted to provide consulting services for eleven hospitals, with Brooke Army Medical Center, San Antonio, Texas, as the hub. Xtria also provides these services to other military hospitals and to major teaching hospitals.

Voice and Data Network Services

     Xtria provides an end-to-end network services solution for voice and data, both wireline and wireless, that includes consulting services, specially configured computers, system security and related networking equipment. Its principal network services customers are commercial customers and agencies of the U.S. Department of Justice, which it serves through teaming agreements on a contract basis. The contract is renewable annually by the Department of Justice. Under this contract, Xtria also provides installation and replacement services, training, software and hardware security systems to the agencies. Hardware components provided under this contract are fully compatible and interchangeable, permitting routine upgrades and swaps.


ENVIRONMENTAL CONTROLS
----------------------

     Many of the Company's operations are subject to national, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities. See "Technical Services - Safety, Environmental and Other Regulatory Matters."

EMPLOYEES
---------

     At December 31, 2001, the continuing operations of the Company and its subsidiaries employed 1,201 persons. The Furmanite group of companies employed a total of 924 persons, and 257 persons were employed by the Xtria group of companies. As of December 31, 2001, approximately 397 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date.


Item 2.    Properties

     The properties owned or utilized by the Company and its subsidiaries are generally described in Item 1 of this Report. Additional information concerning the obligations of the Company and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in
Note 8 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

     The Company's corporate headquarters is located in an office building in Richardson, Texas, pursuant to a lease agreement that expires in 2007. The facilities used in the operations of the Company's subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for two Furmanite properties located in the United Kingdom, which are owned in fee.


Item 3.    Legal Proceedings

     The Company was the Plaintiff in a legal proceeding involving malpractice issues with a professional service provider previously used by the Company. This matter was settled in December 2001 with a payment to the Company which, net of expenses, totaled $6.0 million and is included in other income (expense) in the accompanying 2001 consolidated statement of income.


Item 4.    Submission of Matters to a Vote of Security Holders

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2001.


                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
           Matters

     Shares of the Company Common Stock are listed and traded principally on the New York Stock Exchange ("NYSE"), under the symbol XNR. Prior to the Distribution of KSL on June 29, 2001, the Company's Common Stock was traded on the NYSE under the symbol KAB. At March 22, 2002, there were approximately 4,000 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                                        Quoted Stock Prices          Quoted Stock Prices
                                                              for KAB                      for XNR
                                                      -----------------------      -----------------------
              Calendar Year                           High                Low      High                Low
                                                      -----             -----      -----             -----
              2000:
                First Quarter                         $5.88             $4.31      NA                NA
                Second Quarter                         6.75              4.00      NA                NA
                Third Quarter                          4.88              4.00      NA                NA
                Fourth Quarter                         6.00              4.44      NA                NA

              2001:
                First Quarter                          6.50              5.69      NA                NA
                Second Quarter                         7.75              5.56      NA                NA
                Third Quarter                          NA                NA        $3.13             $1.88
                Fourth Quarter                         NA                NA         2.25              1.81

              2002:
                First Quarter                          NA                NA         2.60              1.95
                  (through March 22, 2002)

              NA - Not Applicable


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


Item 6.    Summary Historical Financial Data

     The following selected financial data (in thousands, except per share amounts) is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this report. As a result of the June 2001 Distribution of KSL (See Note 1 to the Consolidated Financial Statements), the Company's pipeline, terminaling and product marketing businesses have been reclassified as "Discontinued operations - businesses distributed to common shareholders" for all periods presented. The Company has not declared a dividend on its Common Stock for any of the periods presented.

                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              2001          2000           1999            1998           1997
                                           ----------     ---------      ----------     ----------      ----------

Income Statement Data:
Revenues............................       $  144,704     $ 127,641      $  135,433     $  135,825      $  115,780
                                           ==========     =========      ==========     ==========      ==========
Operating income (loss).............       $    5,429         4,102      $   (4,566)    $    3,335      $    3,361
                                           ==========     =========      ==========     ==========      ==========
Income (loss) from continuing
   operations before income taxes...       $    9,349     $     889     $    (8,057)    $     (791)     $   (1,534)
Income tax benefit (expense)........           13,039         5,894          38,507           (473)         (1,191)
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations.......................           22,388         6,783          30,450         (1,264)         (2,725)
Income from discontinued operations -
   businesses distributed to
   common shareholders..............            3,337        10,386          28,459         14,840          13,368
                                           ----------     ---------      ----------     ----------      ----------
Net income..........................       $   25,725     $  17,169      $   58,909     $   13,576      $   10,643
                                           ==========     =========      ==========     ==========      ==========
Per Share Data:
Earnings (loss) per common share:
   Basic:
     Continuing operations..........       $      .68     $     .20      $      .95     $     (.06)     $     (.10)
     Discontinued operations........              .10           .33             .91            .47             .41
                                           ----------     ---------      ----------     ----------      ----------
        Total.......................       $      .78     $     .53      $     1.86     $      .41      $      .31
                                           ==========     =========      ==========     ==========      ==========
   Diluted:
     Continuing operations..........       $      .64     $     .19      $      .92     $     (.06)     $     (.10)
     Discontinued operations........              .10           .31             .87            .47             .41
                                           ----------     ---------      ----------     ----------      ----------
        Total.......................       $      .74     $     .50      $     1.79     $      .41      $      .31
                                           ==========     =========      ==========     ==========      ==========
Balance Sheet Data:
Cash and cash equivalents...........       $   29,545     $  20,517      $   14,516     $    7,264      $   15,626
Working capital.....................           71,789        81,185          42,191         18,709          24,796
Total assets........................          186,219       226,643         219,540        158,796         151,866
Long-term debt......................           37,801        39,593          44,223         43,958          48,934
Stockholders' equity................          115,506       166,039         144,803         87,445          78,447


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.


GENERAL
-------

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). KSL now holds the 2% general partner interest and a 25% limited partner interest in Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's previously wholly-owned petroleum marketing subsidiary. On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. As a result of the Distribution, the Company's pipeline, terminaling and product marketing businesses have been reclassified as "Discontinued operations
- businesses distributed to common shareholders" for all periods presented.

     The Company's continuing operations are conducted through two business segments, specialized technical services and information technology services.


CONSOLIDATED RESULTS OF OPERATIONS
----------------------------------

                                                                         Year Ended December 31,
                                                              --------------------------------------------
                                                                 2001             2000            1999
                                                              -----------     -----------      -----------
                                                                             (in thousands)

Revenues..................................................    $   144,704     $   127,641      $  135,433
                                                              ===========     ===========      ==========
Operating income..........................................    $     5,429     $     4,102      $   (4,566)
                                                              ===========     ===========      ==========
Income from continuing operations before income taxes.....    $     9,349     $       889      $   (8,057)
                                                              ===========     ===========      ==========

Net income:
   Continuing operations..................................    $    22,388     $     6,783      $   30,450
   Discontinued operations - businesses
     distributed to common shareholders...................          3,337          10,386          28,459
                                                              -----------     -----------      ----------
      Net income  ........................................    $    25,725     $    17,169      $   58,909
                                                              ===========     ===========      ==========
Capital expenditures from continuing operations,
   excluding acquisitions.................................    $     4,625     $     2,690      $    2,719
                                                              ===========     ===========      ==========


     For the year ended December 31, 2001, revenues increased by $17.1 million, or 13%, when compared to 2000, due to a $12.9 million increase in revenues from the information technology services business and a $4.2 million increase in revenues from the technical services business. Operating income increased by $1.3 million, or 32%, in 2001, compared to 2000, due to a $2.5 million decrease in general and administrative expenses due to lower costs in the second half of the year as a result of the Distribution and a non-cash charge of $1.4 million in 2000 for increases in the estimated redemption value of a preferred stock series, partially offset by a $0.7 million decrease in technical services operating income and a $0.5 million decrease in information technology services operating income.

     Income from continuing operations before income taxes increased by $8.5 million in 2001, compared to 2000, due to the recognition of $6.0 million of other income, net of expenses, from the resolution of a legal proceeding in 2001 and the $2.5 million decrease in general and administrative expenses. Income from continuing operations was $22.4 million for the year ended December 31, 2001 and includes $18.1 million in income tax benefits resulting from the recapitalization of a foreign subsidiary.

     For the year ended December 31, 2000, revenues decreased $7.8 million, or 6%, when compared to 1999, due to a $5.9 million decrease in revenues from the technical services business and a $1.9 million decrease in revenues from the information technology services business. Operating income increased by $8.7 million in 2000, compared to 1999, due to an increase in technical services operating income of $6.6 million and a decrease in general and administrative expenses of $3.5 million due to lower non-cash expenses resulting from the estimated redemption value of a preferred stock series, partially offset by a $1.4 million decrease in information technology operating income.

     Income from continuing operations before income taxes increased $8.9 million for the year ended December 31, 2000, compared to 1999, due to the increase in operating income. Income from continuing operations was $6.8 million for the year ended December 31, 2000 and includes $6.3 million in expected benefits from prior years' tax losses (change in valuation allowance) that are available to offset future taxable income (See "Income Taxes"). Income from discontinued operations - businesses distributed to common shareholders decreased by $18.1 million for the year ended December 31, 2000, compared to 1999, which includes a gain on sale of units by KPP of $10.4 million, net of deferred income taxes.


TECHNICAL SERVICES
------------------

     The Company's technical services business is conducted through its Furmanite group of subsidiaries. Furmanite provides specialized services, including leak sealing under pressure, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process, power and heavy industries worldwide.

                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                2001            2000           1999
                                                              ---------      ---------       ---------
                                                                           (in thousands)

  Revenues:
     United States........................................    $  35,788      $  31,743       $ 29,787
     Europe...............................................       48,554         50,446         57,258
     Asia-Pacific.........................................       11,979          9,953         11,030
                                                              ---------      ---------       --------
                                                              $  96,321      $  92,142       $ 98,075
                                                              =========      =========       ========
  Operating income:
     United States........................................    $   1,306      $   1,624       $    972
     Europe...............................................        7,011          6,997          3,292
     Asia-Pacific.........................................          879            862            557
     Headquarters.........................................       (3,615)        (3,163)        (3,225)
                                                              ---------      ---------       --------
                                                                  5,581          6,320          1,596
     Severance and other costs............................         -               -           (1,851)
                                                              ---------      ---------       --------
                                                              $   5,581      $   6,320       $   (255)
                                                              =========      =========       ========
  Capital expenditures, excluding acquisitions............    $   3,331      $   2,160       $  2,328
                                                              =========      =========       ========


     For the year ended December 31, 2001, technical services revenues increased by $4.2 million, or 5%, compared to 2000. In the United States, revenues increased by $4.1 million, or 13%, compared to 2000, due to increases in turnaround and leak sealing services. In Europe, revenues decreased by $1.9 million, or 4%, compared to 2000, due to foreign currency exchange differences and lower levels of fire protection services in the United Kingdom. In Asia Pacific, revenues increased by $2.0 million, or 20%, compared to 2000, due to increases in turnaround services in Australia and Singapore and increases in product sales in Australia. Overall, 2001 operating income decreased by $0.7 million in 2001, compared to 2000, due to slightly lower operating margins in the United States and increases in general and administrative expenses due to planned investments in management, marketing and product development costs.

     For the year ended December 31, 2000, Furmanite's revenues decreased by $5.9 million, or 6%, when compared to 1999, primarily due to devaluations in foreign currencies and an overall weak market for technical services worldwide. In the United States, revenues increased by $2.0 million, or 7%, due to an increased level of turnaround services. In Europe, revenues decreased by $6.8 million, or 12%, due primarily to the devaluations of foreign currencies and decreases in demand for turnaround and other technical services in Continental Europe, which more than offset increased business levels in the United Kingdom. The 2000 decrease of $1.1 million, or 10%, in Asia-Pacific revenues is primarily due to devaluations in foreign currencies and, to a lesser extent, decreases in turnaround and other services provided. Overall, Furmanite's operating income, before severance and other costs, increased by $4.7 million, or 296%, in 2000, compared to 1999, due to improved general market conditions in the United States and overall operation efficiencies realized as a result of streamlining the segment's workforce in 1999 to match the market conditions in each of the operating regions. These improvements were partially offset by devaluations in foreign currencies.


INFORMATION TECHNOLOGY SERVICES
-------------------------------

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

                                                                       Year Ended December 31,
                                                              ----------------------------------------
                                                                2001            2000           1999
                                                              ---------      ---------       ---------
                                                                           (in thousands)


  Revenues................................................    $  48,383      $  35,499        $37,358
                                                              =========      =========        =======
  Operating income........................................    $   3,651      $   4,134        $ 5,496
                                                              =========      =========        =======
  Capital expenditures, excluding acquisitions............    $   1,294      $     530        $   391
                                                              =========      =========        =======

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

     For the year ended December 31, 2001, revenues increased by $12.9 million, or 36%, compared to 2000, due to increases in service revenues and the Double Eagle acquisition. 2001 operating income decreased by $0.5 million, or 12%, compared to 2000, as increases in services operating results were more than offset by planned investments in management, marketing and product development costs.

     For the year ended December 31, 2000, revenues decreased $1.9 million, or 5%, and operating income decreased $1.4 million, or 25%, when compared to 1999. Increases in services revenues were more than offset by declines in equipment sales. Revenues from equipment sales, furnished at the request of selected customers, declined in 2000, compared to 1999, due to fluctuations in customer needs.


INCOME TAXES
------------

     For the year ended December 31, 2001, income from continuing operations includes $18.1 million in income tax benefits resulting from the recapitalization of a foreign subsidiary. Additionally, income taxes for the years ended December 31, 2001, 2000 and 1999 include benefits of $0.6 million, $1.1 million and $1.6 million, respectively, related to favorable developments pertaining to certain state and foreign income tax issues.

     For the years ended December 31, 2000 and 1999, the Company recognized expected benefits from prior years' tax losses (change in valuation allowance) that were available to offset future taxable income of $6.3 million and $37.1 million, respectively. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($38.8 million), which were utilized to offset federal income taxes resulting from the Distribution, were charged directly to stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash provided by (used in) operating activities of continuing operations was $3.1 million, $8.8 million and $(4.9) million during the years 2001, 2000 and 1999, respectively. The decrease in 2001, compared to 2000, was due primarily to increases in working capital requirements in the expanded information technology services business. The increase in 2000, compared to 1999, was due primarily to improvements in the technical services business and normal fluctuations in working capital accounts.

     At December 31, 2001, $16.3 million was outstanding under a credit facility, as amended, that provides working capital for the Technical Services group. The credit facility, which is without recourse to the parent company, is due in April 2003, bears interest at the option of the borrower at variable rates (4.52% at December 31, 2001) based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, contains certain financial and operational covenants with respect to the technical services group of companies, and restricts the subsidiary from paying dividends to the Company under certain circumstances.

     The Company's 8.75% subordinated debentures ($21.4 million outstanding at December 31, 2001) are convertible into shares of the Company's common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures through 2007.

     Annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, are as follows: $2.2 million; $18.9 million; $2.3 million; $2.1 million; and $2.1 million, respectively, for each of the five years ending December 31, 2006.

     Consolidated capital expenditures for 2002 have been budgeted at $3 million to $5 million, depending on the economic environment and the needs of the business. Capital expenditures (excluding acquisitions) in 2001 are expected to be funded from existing cash and anticipated cash flows from operations.

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL will pay the Company an amount equal to the expenses incurred by the Company in connection with the
Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of the Company's Series A Preferred Stock and approximately $2.1 million in legal and professional and other expenses incurred in connection with the Distribution. The distribution of KSL common shares is taxable to the Company, which will recognize taxable income to the extent of the excess of the value of KSL's common shares distributed over the tax basis of KSL's assets in the hands of the Company. The Company will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates KSL to pay the Company amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but the Company estimates that the tax will approximate $14.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in receivable from businesses distributed to common shareholders at December 31, 2001 is $14.7 million for such costs and expenses. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by Federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

     On March 30, 2001, the Company's Series A Preferred Stock was redeemed for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost included a $0.4 million redemption premium, which was recognized as dividends and redemption premium applicable to preferred stock in 2001. Additionally, on June 12, 2001, the Company exchanged, in non-cash transactions, 1,356,777 shares of the Company's common stock for all Series C Preferred and Series F Preferred shares outstanding.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.


CRITICAL ACCOUNTING POLICY
--------------------------

     The carrying value of the Company's excess of cost over fair value of net assets of acquired businesses is periodically evaluated using management's estimates of undiscounted future cash flows as the basis of determining if impairment exists under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". To the extent that impairment is indicated to exist, an impairment loss is recognized under SFAS No. 121 based on fair value. The application of SFAS No. 121 did not have a material impact on the results of operations of the Company for the years ended December 31, 2001, 2000 or 1999. Effective January 1, 2002, the Company will adopt the provisions of SFAS No. 142 (see "Recent Accounting Pronouncements").


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination.

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

     On October 3, 2001,  the FASB  issued  SFAS No.  144,  "Accounting  for the
Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.


Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $16.3 million at December 31, 2001, a one percent increase in interest rates would increase interest expense by approximately $0.2 million.


Item 8.    Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

BOARD OF DIRECTORS
------------------

     The following table sets forth: (i) the name and age of each member of the Board of Directors for the Company; (ii) the principal occupation of such person; (iii) the year during which such person first became a Director of Xanser; and (iv) the number of shares of Company Common Stock beneficially owned by such person as of March 22, 2002.

                                                                                   Shares of Common       Percent
                                                            Year First           Stock Beneficially       of Out-
                                                             Became a                 Owned at           standing
      Name               Principal Occupation                Director     Age     March 22, 2002(1)       Shares
-------------------      -------------------------------   -------------  ---    -------------------     ---------
John R. Barnes           Chairman of the Board,                1986       57          1,419,320(8)         4.30%
                         President and Chief Executive
                         Officer (2)

Sangwoo Ahn              Founding Partner of Morgan            1989       63            281,669              *
                         Lewis Githens & Ahn, an
                         investment banking firm (3)

Frank M. Burke, Jr.      Chairman and Managing General         1997       62            149,219              *
                         Partner of Burke, Mayborn
                         Company, Ltd., a private
                         investment company (4)

Charles R. Cox           Chairman of the Board and             1995       59            168,437              *
                         Chief Executive Officer of
                         WRS Infrastructure and
                         Environment, Inc., a
                         technical services company (5)

Hans Kessler             Chairman and Managing Director        1998       52             81,579              *
                         of KMB Kessler + Partner GmbH,
                         a private management consulting
                         company (6)

James R. Whatley         Investments (7)                       1956       75            174,933              *
*Less than one percent.

(1) Shares listed include those beneficially owned by the person indicated, his spouse or children living at home, as well as those shares that such person has the right to acquire beneficial ownership of within 60 days of March 22, 2002.
(2) Mr. Barnes also serves as a director of Kaneb Services LLC and Kaneb Pipe Line Company LLC.
(3) Mr. Ahn, a founding partner of Morgan Lewis Githens & Ahn since 1982, currently serves as a director of Kaneb Services LLC, Kaneb Pipe Line Company LLC, PAR Technology Corporation and Quaker Fabric Corporation.
(4) Mr. Burke has been Chairman and Managing General Partner of Burke, Mayborn Company, Ltd., for more than the past five years. Mr. Burke also currently serves as a director of Kaneb Services LLC and Kaneb Pipe Line Company LLC, AVIDYN, Inc. and Arch Coal, Inc.
(5) Mr. Cox has been Chairman of the Board and Chief Executive Officer of WRS Infrastructure and Environment, Inc., a technical services company, since March 2001. He served as a private business consultant following his retirement in January 1998, from Fluor Daniel, Inc., where he served in senior executive level positions during a 29 year career with that organization. Mr. Cox also currently serves as a director of Kaneb Services LLC and Kaneb Pipe Line Company LLC.
(6) Mr. Kessler has served as Chairman and Managing Director of KMB Kessler + Partner GmbH since 1992. He was previously a Managing Director and Vice President of a European Division of Tyco International Ltd. Mr. Kessler also currently serves as a director of Kaneb Services LLC and Kaneb Pipe Line Company LLC.
(7) Mr. Whatley, a director of Xanser since 1956 also served as Chairman of the Board of Directors of Xanser Corporation (formerly Kaneb Services, Inc.) from February 1981 until April 1989, and continues to serve as a member of the Board. Mr. Whatley also currently serves as a director of Kaneb Services LLC and Kaneb Pipe Line Company LLC.
(8) Includes 198,652 shares with sole voting and investment power and 1,220,668 shares with shared voting and investment power.


EXECUTIVE OFFICERS
------------------

     The following table sets forth the names, ages, positions with the Company and ownership of the Company's Common Stock for the executive officers of the Company.

                                                                                  Shares of Common        Percent
                                                             Years of            Stock Beneficially       of Out-
                                                            Service in                Owned at           standing
      Name                         Office                     Office      Age     March 22, 2002(1)       Shares
-------------------      --------------------------         -----------   ---    -------------------     ---------
John R. Barnes            Chairman of the Board,                15        57          1,419,320(4)         4.30%
                          President and Chief
                          Executive Officer

Howard C. Wadsworth       Vice President, Treasurer             11        57            145,684             *
                          and Secretary

William H. Kettler, Jr.   Vice President (2)                     5        48             71,036             *

Michael R. Bakke          Controller (3)                         4        42             16,902             *

*Less than one percent.

(1) Shares listed include those beneficially owned by the person indicated or his spouse or children living at home, as well as those shares that such person has the right to acquire beneficial ownership of within 60 days of March 22, 2002.
(2) Mr. Kettler was elected Vice President in April 1997, prior to which he served as Director of Human Resources for the Company from 1989.
(3) Mr. Bakke joined the Company in January 1998 and was elected Controller in February 1998. From 1995 to 1997, Mr. Bakke served as Director of Finance and Planning for Enserch Exploration, Inc.
(4) Includes 198,652 shares with sole voting and investment power and 1,220,668 shares with shared voting and investment power.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE STATEMENT
-----------------------------------------------------------------

     Section 16(a) of the Exchange Act ("Section 16(a)") requires the Company's officers and directors, among others, to file reports of ownership and changes of ownership in the Company's equity securities with the SEC and the NYSE. Such persons are also required by related regulations to furnish the Company with copies of all Section 16(a) forms that they file.

     Based solely on its review of the copies of such forms received by it, the Company believes that, during fiscal year 2001, its officers and directors complied with all applicable filing requirements under Section 16(a) with respect to the Company's equity securities, except that, rather than being reported on a timely filed Form 4, certain transactions that were exempt from the provisions of Section 16(b) (specifically, the conversion of deferred stock units to common stock by Mr. Ahn, Mr. Burke and Mr. Kessler, and the exercise of a stock option by Mr. Kettler), were reported on a timely filed Form 5.

Item 11.  Executive Compensation.

Named Officers and Key Personnel

     The following table sets forth information concerning the annual and long-term compensation for services to the Company in all capacities paid for the fiscal years ended December 31, 2001, 2000 and 1999 to the Chief Executive Officer and the other four most highly compensated officers of Xanser and key personnel of its subsidiaries (the "Named Officers and Key Personnel").

                           SUMMARY COMPENSATION TABLE

                              Annual Compensation(1)            Long Term Compensation
                             -----------------------   --------------------------------------
                                                          DSUs         Options
                                                        Related to    Related to       Other
    Name and                    Annual Compensation      Deferred      Deferred        Stock          All Other
Principal Position     Year     Salary      Bonus      Compensation  Compensation     Options      Compensation(2)
--------------------   ----    --------    -------     ------------  ------------    ---------     ---------------

John R. Barnes         2001   $ 231,275   $   -0-          6,285          -0-         300,000        $  7,633
Chairman of the Board, 2000     226,236       -0-          6,358          -0-           -0-             8,908
President and Chief    1999     209,341       -0-          6,853          -0-           -0-             8,554
Executive Officer

Arthur Chavoya         2001     212,730 (3)   -0-         10,388          -0-         300,000             103
President and Chief
Executive Officer
Xtria

C. Jeffery Chick       2001             (4)
President and Chief
Executive Officer
Furmanite Worldwide

Joseph P. Lahey (5)    2001     214,087       -0-            390          -0-           -0-             3,423
President and Chief    2000     192,915       -0-            227          -0-           -0-             3,538
Executive Officer      1999     192,540       -0-            297          -0-           -0-             3,413
Furmanite Worldwide

Kenneth R. Falknor     2001     162,115       -0-            -0-          -0-           -0-             6,355
Senior Vice President  2000     142,885       -0-          6,000         6,000         20,000           2,051
Chief Operating Officer                 (6)
Furmanite Worldwide

Howard C. Wadsworth    2001     160,942     50,000         1,053          -0-           -0-             7,142
Vice President         2000     192,368       -0-            749          -0-          25,000           8,908
Treasurer & Secretary  1999     183,873       -0-            879          -0-           -0-             8,554

(1)  Amounts  for  2001,  2000  and  1999,  respectively,  exclude  compensation voluntarily deferred for the purchase of Deferred Stock Units ("DSUs") pursuant to Xanser's Deferred Stock Unit Plan (the "DSU Plan") by Mr. Barnes ($117,000, $208,000 and $208,000); Mr. Lahey ($20,288, $32,460 and
     $32,460);  Mr.  Falknor  ($15,385 and $10,961) and Mr.  Wadsworth  ($5,850,
     $9,360 and $9,360) and/or for the purchase of DSU's pursuant to the Xanser Supplemental Deferred Compensation Plan (the "SDC Plan") by Mr. Barnes ($13,428, $16,818 and $16,380); Mr. Chavoya ($12,270) and Mr. Wadsworth
     ($2,250, $1,980 and $2,100).
(2) Includes the amount of the Company's contribution to the Savings Investment Plan (the "401(k) Plan") and the imputed value of the Company-paid group term life insurance exceeding $50,000. For 2001, the amounts were on behalf of Mr. Barnes ($7,375 and $258); Mr. Chavoya ($-0- and $103); Mr. Lahey ($3,400 and $23); Mr. Falknor ($8,650 and $41) and Mr. Wadsworth ($6,884
     and $258).
(3) Represents salary earned by Mr. Chavoya from the date he joined the Company (April 1, 2001) through December 31, 2001.
(4) Mr. Chick was appointed President and Chief Executive Officer of the Company's Furmanite Worldwide subsidiary on January 28, 2002 at an annual base salary of $250,000 and received a stock option grant applicable to 250,000 shares of the Company's common stock effective February 20, 2002 at an exercise price of $2.27 per share, which was the market value per share on the date of the grant.
(5)  Mr. Lahey resigned to pursue other business interests on January 28, 2002.
(6) Mr. Falknor was appointed Chief Operating Officer of the Company's Furmanite Worldwide subsidiary on June 10, 2000.


OPTIONS/SAR'S GRANTED DURING LAST FISCAL YEAR
---------------------------------------------

     The following table includes the details of stock options granted to the Named Officers and Key Personnel during 2001. All stock options were priced at 100% of the closing price of Xanser's Common Stock on the date of grant. For illustrative purposes only, the Black-Scholes option pricing model has been used to estimate the value of stock options issued by Xanser. The assumptions used in the calculations under such model include stock price variance or volatility based on weekly average variances of the stock for the five-year period preceding issuance, a risk-free rate of return based on the 30-year U.S. Treasury bill rate for the five-year expected life of the options, and exercise of the options at the end of their expected life. The actual option value realized, if such option is exercised, will be based upon the excess of the market price of Xanser's Common Stock over the exercise price of the option on the date of exercise. There is no relationship between the actual option value upon exercise and the illustration below.

                                                   % of Total                                        Computed Value
                                 Number of           Granted                                          Using Black
                               Options/SAR's      To Employees    Exercise Price      Expiration    Scholes Option
       Name                       Granted          During Year      ($/Share)            Date        Pricing Model
--------------------         ---------------     --------------   --------------    ------------    ---------------
John R. Barnes                    300,000            29.5%               $2.48        09/10/11          $261,000

Arthur Chavoya                    300,000            29.5%                2.81        07/05/11           306,000


AGGREGATED FISCAL YEAR END OPTION VALUES
----------------------------------------

                                                              Number of Unexercised         Value of Unexercised
                                                                 Options Held               In-the-Money Options
                             Shares                           at Fiscal Year End             at Fiscal Year End
                           Acquired on        Value       ---------------------------    ---------------------------
         Name               Exercise         Realized     Exercisable   Unexercisable    Exercisable   Unexercisable
------------------------  -------------    -----------    -----------   -------------    -----------   -------------
John R. Barnes                -0-          $   -0-          310,979         300,000      $  212,616    $     -0-

Arthur Chavoya                -0-              -0-           50,000         250,000          -0-             -0-

Joseph P. Lahey               -0-              -0-          177,570           -0-           157,857          -0-

Kenneth R. Falknor            26,000          51,380          -0-             -0-            -0-             -0-

Howard C. Wadsworth           -0-              -0-          122,066          20,000         132,003            582


     In connection with the Distribution, the exercise price for each option to purchase shares of the Company's common stock that was issued prior to the Distribution was reduced to an amount equal to the result of (1) the fair market value of a share of the Company's common stock on the ex-dividend date multiplied by (2) a fraction, the numerator of which is the original exercise price for the option and the denominator of which was the fair market value of a share of the Company's common stock on the last trading date prior to the ex-dividend date. The number of shares subject to the Company's stock options were not changed as a result of the Distribution. Additionally, KSL agreed to issue to the Company's option holders an option to purchase KSL shares. The exercise price applicable to a given KSL option was that price that created the same ratio of exercise price to market price as in the adjusted exercise price applicable to the holder's Company option. The number of common shares subject to KSL options was such number as was necessary to produce an intrinsic value (determined as of the ex-dividend date) that, when added to the intrinsic value of the adjusted Company option (determined as of the ex-dividend date), equaled the pre-distribution intrinsic value of the Company's option, if any (determined as of the last trading date prior to the ex-dividend date). However, options to purchase fractional KSL common shares were not granted. The fair market values of shares of the Company's common stock and KSL common shares were based upon the closing sales price of the stock on the last trading date prior to the ex-distribution date and the opening sales price of the shares on the ex-distribution date. Further, excluding the Company's corporate staff, the Company removed restrictions on exercise or "vested" all Company options which were not yet exercisable prior to the Distribution.


BENEFIT PLANS AND OTHER COMPENSATION
------------------------------------

     Deferred Stock Unit Plan - In 1996, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common stock. Under the plan, as amended in 1998, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company and do not bear interest. Each person that elects to participate in the DSU Plan is awarded, under the Company's Stock Incentive Plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee.

     Supplemental Deferred Compensation Plan - The Supplemental Deferred Compensation Plan (the "SDC Plan") was established to allow officers and key employees of Xanser to defer a portion of their salary that, because of statutory limitations, could not otherwise be set aside for retirement purposes in the Company's 401(k) Plan. The non-qualified SDC Plan permits a participant to defer a portion of their total base salary that is in excess of the amounts elected by the participant to be deferred under Xanser's 401(k) Plan, but no greater than approximately 6% of their total base salary when such person's SDC Plan deferral is combined with their 401(k) Plan deferral plus the amount by which their 401(k) Plan deferral was reduced due to participation in the DSU Plan. The Company credits contributions to the SDC Plan under the same formula as those contributions made to the 401(k) Plan. However, such contributions and participant deferrals are made to the SDC Plan in the form of DSUs, equivalent in value to 100% of the price of Xanser's Common Stock at the time of the participant's deferral of salary to the SDC Plan. All amounts deferred under the SDC Plan are memorandum bookkeeping accounts, and such accounts do not bear interest. Vesting in the SDC Plan accounts occurs ratably over the first five years of the participant's employment, in the same manner as the 401(k) Plan. SDC Plan accounts are not distributed until the earlier of a date predetermined by the participant, at the time of a "change of control" of the Company, or a qualifying event substantially similar to qualifying distribution events established under the 401(k) Plan. Distributions from the SDC Plan will be made in the form of shares of the Company's Common Stock. The value of an account at the time of distribution will be equal to the value of the participant's vested DSUs, which are equivalent in value to shares of Xanser's Common Stock at that time.

     In connection with the Distribution, KSL agreed to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms remained the same. Similarly, the Company agreed to issue to employees of KSL who hold DSUs, the number of shares of the Company's common stock subject to the DSUs held by those employees. Approximately 600,000 shares will be issuable to employees of the Company and KSL under this arrangement and the terms of the DSU and SDC Plans.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
-----------------------------------------------------------

     Xanser Compensation Committee Chairman, Mr. Whatley, was an executive officer of the Company prior to 1987 and was a "non-employee" Chairman of the Board of the Company until April 1989.


DIRECTORS' FEES
---------------

     For serving in 2001, each non-employee member of the Xanser Board of Directors was paid an annual retainer of $16,250. Each non-employee Board member was also eligible to participate in programs comparable to the Company's DSU Plan, such as the Company's Non-Employee Directors Deferred Stock Unit Plan (the "Directors DSU Plan").

     During 2001, each incumbent non-employee Director holding office at that time was issued, under the Company's 2001 Stock Incentive Plan, an option to purchase up to 20,000 shares of the Company's Common Stock at a price of $2.48, until September 10, 2011. All of such options were issued at 100% of the closing price of the Company's Common Stock on September 11, 2001.

     As of March 22, 2002, incumbent non-employee Directors had been granted, under the Company's 2001 Stock Incentive Plan, the 1996 Directors' SIP and pursuant to individual agreements, non-qualified options to purchase a cumulative total of 529,178 shares of Common Stock at an average price of $1.49 per share, representing 100% of the fair market value of the Common Stock on the respective dates of grant after adjusting for the Distribution as described above, and had purchased a total of 12,632 DSUs at an average price of $1.50 per DSU, under the Directors DSU Plan after adjusting for the Distribution as described previously. Except as stated above, all of such stock options vest immediately and expire at the earlier of ten years from the date of grant or within three months after such person ceases to be a Director of the Company.


TERMINATION  AGREEMENTS
-----------------------

     In order to attract and retain qualified employees, Xanser has periodically entered into termination agreements with key employees of Xanser and its subsidiaries which provide that the Company will pay certain amounts into an escrow account if a third party takes certain steps which could result in a change-of-control. Under the agreements, a "change-of-control" occurs if, under certain specified circumstances: (i) a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner of shares of the Company having 20% or more of the total number of votes that may be cast for the election of Directors of the Company; or (ii) as a result of, or in connection with, any cash tender or exchange offer, merger or other business combination, restructuring or proceeding under the bankruptcy laws, sale of assets or contested election, or any combination of the foregoing transactions, the persons (or any combination thereof) who are Directors of the Company 60 days prior to the closing of any such transaction(s) cease to constitute a majority of the Board of Directors of the Company or any successor to the Company; or (iii) as a consequence of a tender or exchange offer or a proxy contest of third party consent solicitation, a majority of the fair market value of the assets of the Company are distributed to the Company's securities holders. If a change-of-control occurs and, among other things, the employment of the employee terminates, voluntarily or involuntarily, for any reason, the escrowed sum will be paid to the employee. Messrs. Barnes, Chavoya, Chick and Wadsworth have termination agreements which provide that, in the event that their employment is terminated as a consequence of a change-of-control, the Company will pay each individual an amount equal to 299% of their average annual base salary for the five years prior to the change-of-control. Additionally, two other employees each have similar agreements pursuant to which they would be paid 100% of their respective annual salaries prior to the change-of-control. If such a change-of-control of the Company were to occur at March 22, 2002, an aggregate of $3,815,000 would be payable to these individuals.


BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
-------------------------------------------------------------

     The Compensation Committee of the Board of Directors (the "Committee") is responsible for recommending the types and levels of compensation for executive officers of Xanser. The Committee is comprised of three independent, non-employee Directors, though Mr. Whatley served as an officer of Xanser prior to 1987. Following thorough review and approval by the Committee, decisions relating to executive compensation are reported to and approved by the full Board of Directors. The Committee has directed the preparation of this report and has approved its contents and its submission to the stockholders. As provided by the rules of the SEC, this report is not deemed to be filed with the SEC nor incorporated by reference into any prior or future fillings under the Securities Act of 1933, as amended, or the Exchange Act.

     In the Committee's opinion, levels of executive compensation should generally be based upon the performance of the Company, the contributions of individual officers to such performance and the comparability to persons with similar responsibilities in business enterprises similar in size or nature to Xanser. The Committee believes that compensation plans should align executive compensation with returns to stockholders, giving due consideration to the achievement of both long-term and short-term objectives. The Committee believes that such compensation policies and practices have allowed Xanser to attract, retain and motivate its key executives.

     The compensation of Xanser's Named Officers and Key Personnel consists primarily of base salaries and the opportunity to participate in certain incentive arrangements, including, among other programs, the 2001 SIP, the granting of contractual non-qualified stock options, the Company's DSU Plan and the Company's SDC Plan. The value of these plan benefits directly relates to the future performance of Xanser's Common Stock. The Committee continues to believe that the utilization of incentive programs that are linked to the performance of Xanser's Common Stock closely aligns the interests of the executive with those of Xanser's stockholders. Consistent with all other full-time Company employees, the Named Officers and Key Personnel are also eligible to participate in Xanser's 401(k) Plan. The Committee believes that this plan encourages longer-term employment through gradual service-based vesting of Company contributions. As with other plans offered to Xanser employees, the 401(k) Plan provides an opportunity to Xanser employees, including the Named Officers and Key Personnel, to tie their own financial interests, in part, to those of Xanser's stockholders by offering employer-matching contributions in Xanser Common Stock and the choice of investing their own contribution in Company stock as well.

     The base salaries of the Named Officers and Key Personnel, including the Chief Executive Officer, are based upon a subjective assessment of each individual's performance, experience and other factors that are believed to be relevant in comparison with compensation data contained in published and recognized surveys. The Committee believes their current base salaries are close to the median level of most of the comparative compensation data. In addition to the foregoing, two of the Company's Named Officers and Key Personnel, Messrs. Chavoya and Chick, are each eligible to receive, on a year-to-year basis, an incentive bonus based upon the actual operational results achieved, as compared to budget targets, in a given fiscal year by the subsidiaries of the Company that are under their respective direct supervision. The Committee believes that an improvement in earnings from the prior year and a comparison of actual performance versus budget are appropriate standards for measuring performance and directly link the individual participant's total potential remuneration with the accomplishment of established growth targets.

     Eligibility for participation in the various Company plans and the awards granted under 2001 SIP were determined after the Committee had thoroughly reviewed and taken into consideration the respective relative accountability, anticipated performance requirements and contributions to the Company by the prospective participants, including the Named Officers and Key Personnel. All outstanding stock options that have been granted pursuant to these plans and programs were granted at prices not less than 100% of the fair market value of the Company's Common Stock on the dates such options were granted. The Committee believes that stock options and deferred stock units are desirable forms of long-term compensation that allow the Company to recruit and retain senior executive talent and closely connect the interests of management with stockholder value.

                                         Compensation Committee

                                         James R. Whatley, Chairman
                                         Charles R. Cox
                                         Hans Kessler


PERFORMANCE GRAPH
-----------------

     The following graph compares, for the period January 1, 1997 to December 31, 2001, the cumulative total stockholder return on the Common Stock of the Company with the New York Stock Exchange ("NYSE") Market Index and an industry-based index prepared by Media General Financial Services, Inc. The industry-based index is comprised of companies that share the same code as Xanser, which consists of companies that offer a diverse array of services. The graph assumes an initial investment of $100 and the reinvestment of all dividends, including the KSL shares received at the Distribution. The KSL shares received are assumed sold, at market price, with proceeds reinvested in Xanser stock.



EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC
-----------------------------------------------------------

                                    12/31/96     12/31/97     12/31/98     12/31/99     12/31/00     12/31/01
                                    --------     --------     --------     --------     --------     --------
XANSER CORPORATION                   $100         $159.62      $123.08       $134.62      $180.77      $186.90
INFORMATION TECHNOLOGY SERVICES      $100         $107.99      $136.17       $166.51      $101.97      $108.97
NYSE MARKET INDEX                    $100         $131.56      $156.55       $171.42      $175.51      $159.87


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

COMMON STOCK OUTSTANDING AND PRINCIPAL HOLDERS THEREOF
------------------------------------------------------

     As of March 22, 2002, all Directors and executive officers of the Company as a group owned beneficially an aggregate of 2,508,779 shares, representing approximately 7.60% of the outstanding shares of Xanser Common Stock. Such ownership amount includes 704,734 shares which can be acquired by Directors and executive officers of the Company pursuant to the exercise of outstanding stock options within 60 days of March 22, 2002.

     The following table sets forth information with respect to the shares of Xanser's Common Stock owned of record or beneficially as of March 22, 2002, by all persons other than Directors and executive officers of the Company who own of record or are known by Xanser to own beneficially more than 5% of such class of securities:

                         Name and Address                   Type of           Number           Percent
                          of Stockholder                   Ownership         of Shares          of Class
                  ----------------------------             ----------        ---------          --------
                  Franklin Resources, Inc.(1)              Beneficial        2,992,500            9.2%
                  777 Mariners Island Blvd.
                  San Mateo, California 94404

(1)  The information included herein was obtained from information  contained in
     Schedule 13G, dated February 14, 2002, filed by the stockholder with the Securities and Exchange Commission ("SEC"), pursuant to the Securities
     Exchange Act of 1934, as amended (the "Exchange Act").




Item 13.   Certain Relationships and Related Transactions.

     In November 2000, the Company authorized the exchange, in a non-cash transaction, of all of the issued and outstanding shares of its Adjustable Rate Cumulative Class A Preferred Stock, Series F held by an entity for the benefit of Mr. Barnes' family, for 1,351,351 shares of the Company's Common Stock. The exchange was completed in June of 2001.

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                           Beginning
(a) (1)  Financial Statements                                                                                Page
                                                                                                           ---------
         Set forth below are financial statements appearing in this report.

         Xanser Corporation and Subsidiaries Financial Statements:
             Independent Auditors' Report........................................................           F - 1
             Consolidated Statements of Income - Three Years  Ended
               December 31, 2001, 2000 and 1999..................................................           F - 2
             Consolidated Balance Sheets - December 31, 2001 and 2000............................           F - 3
             Consolidated Statements of  Cash Flows - Three Years Ended
               December 31, 2001, 2000 and 1999..................................................           F - 4
             Consolidated Statements of Changes in Stockholders'
               Equity - Three Years Ended December 31, 2001, 2000 and 1999.......................           F - 5
             Notes to Consolidated Financial Statements..........................................           F - 6


(a) (2)  Financial Statement Schedules

         Set forth are the financial statement schedules appearing in this report.

         Schedule I - Xanser Corporation (Parent Company) Condensed Financial Statements:
             Statements of Income - Three Years Ended December 31, 2001,
               2000 and 1999.....................................................................           F - 22
             Balance Sheets - December 31, 2001 and 2000.........................................           F - 23
             Statements of Cash Flows - Three Years Ended
               December 31, 2001, 2000 and 1999..................................................           F - 24

         Schedule II - Xanser Corporation Valuation and Qualifying Accounts -
             Three Years Ended December 31, 2001, 2000 and 1999..................................           F - 25

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

      3.7 Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as
            Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

      3.8 By-laws of the Registrant, filed as exhibit 3.7 to Registrant's Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

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

      10.1* Xanser   Corporation   (formerly  Kaneb   Services,   Inc.)  Savings
            Investment Plan, as amended, filed as Exhibit 4.10 of the exhibits to the Registrant's Registration Statement on Form S-8 ("Form S-8") (S.E.C. File No. 33-41295) as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-14067), and as Exhibit
            4.9 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-83968, which exhibits are hereby incorporated by reference.

      10.2* Xanser  Corporation  (formerly  Kaneb  Services,  Inc.)  1994  Stock
            Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 33-54027), and as Exhibit
            10.1 to the Registrant's Current Report on Form 8-K filed on August 22, 2001, which exhibits are hereby incorporated by reference.

      10.3* Xanser  Corporation  (formerly Kaneb Services,  Inc.) Deferred Stock
            Unit Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-08725) as Exhibit 10.1 to the exhibits of the Registrant's Current Report on Form 8-K ("Form 8-K"), and as Exhibits 4.9 and 4.10 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-83970), which exhibits are hereby incorporated by reference.

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

      10.9* Kaneb Services, Inc. 1994 Stock Option Agreements, filed as Exhibits
            10.1, 10.2, 10.3 and 10.4 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-34489), which exhibits are hereby incorporated by reference.

      10.10*Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant's Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

      10.11*Form of Indemnification Agreement, filed as Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1999, which exhibit is hereby incorporated by reference.

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

      *     Denotes management contracts.

(b)   Reports on Form 8-K

      None.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and
Stockholders of Xanser Corporation:

We have audited the consolidated financial statements of Xanser Corporation and its subsidiaries as listed in the index appearing under Item 14(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the index appearing under Item 14(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                      KPMG LLP

Dallas, Texas
March 4, 2002

                       XANSER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2001              2000               1999
                                                               --------------     --------------    ---------------
Revenues:
    Services...............................................    $  127,421,000     $  110,440,000    $   113,476,000
    Products...............................................        17,283,000         17,201,000         21,957,000
                                                               --------------     --------------    ---------------
      Total revenues.......................................       144,704,000        127,641,000        135,433,000
                                                               --------------     --------------    ---------------

Costs and expenses:
    Operating costs........................................       114,735,000         96,341,000        105,078,000
    Cost of products sold..................................        15,529,000         15,749,000         19,218,000
    Depreciation and amortization..........................         5,208,000          5,097,000          5,896,000
    General and administrative.............................         3,803,000          6,352,000          9,807,000
                                                               --------------     --------------    ---------------
      Total costs and expenses.............................       139,275,000        123,539,000        139,999,000
                                                               --------------     --------------    ---------------

Operating income (loss)....................................         5,429,000          4,102,000         (4,566,000)

Interest income............................................           665,000            909,000            534,000
Other income (expense).....................................         6,741,000           (239,000)          (208,000)
Interest expense...........................................        (3,486,000)        (3,883,000)        (3,817,000)
                                                               --------------     --------------    ---------------
Income (loss) from continuing operations before
    income taxes...........................................         9,349,000            889,000         (8,057,000)

Income tax benefit.........................................        13,039,000          5,894,000         38,507,000
                                                               --------------     --------------    ---------------
Income from continuing operations..........................        22,388,000          6,783,000         30,450,000
Income from discontinued operations - businesses
    distributed to common shareholders, net of
    income taxes...........................................         3,337,000         10,386,000         28,459,000
                                                               --------------     --------------    ---------------
      Net income...........................................        25,725,000         17,169,000         58,909,000

Dividends and redemption premium applicable to
    preferred stock........................................           493,000            479,000            487,000
                                                               --------------     --------------    ---------------
Net income applicable to common stock......................    $   25,232,000     $   16,690,000    $    58,422,000
                                                               ==============     ==============    ===============

Earnings per common share:
    Basic:
      Continuing operations................................    $         0.68     $         0.20    $          0.95
      Discontinued operations..............................              0.10               0.33               0.91
                                                               --------------     --------------    ---------------
                                                               $         0.78     $         0.53    $          1.86
                                                               ==============     ==============    ===============
    Diluted:
      Continuing operations................................    $         0.64     $         0.19    $          0.92
      Discontinued operations..............................              0.10               0.31               0.87
                                                               --------------     --------------    ---------------
                                                               $         0.74     $         0.50    $          1.79
                                                               ==============     ==============    ===============



                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2001                   2000
                                                                              --------------         --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................            $   29,545,000         $   20,517,000
   Accounts receivable, trade (net of allowance for  doubtful
     accounts of $1,034,000 in 2001 and $605,000 in 2000).........                37,186,000             29,198,000
   Receivable from businesses distributed to common shareholders..                17,904,000                  -
   Inventories....................................................                 8,942,000              7,641,000
   Current deferred income tax assets.............................                 2,300,000             36,489,000
   Prepaid expenses and other.....................................                 7,532,000              6,749,000
                                                                              --------------         --------------
     Total current assets.........................................               103,409,000            100,594,000
                                                                              --------------         --------------

Property and equipment............................................                33,381,000             30,585,000
Less accumulated depreciation and amortization....................                21,995,000             20,043,000
                                                                              --------------         --------------
   Net property and equipment.....................................                11,386,000             10,542,000
                                                                              --------------         --------------

Excess of cost over fair value of net assets of acquired businesses               61,054,000             62,470,000
Deferred income taxes and other assets............................                10,370,000             11,215,000
Net assets of discontinued operations - businesses distributed
   to common shareholders.........................................                      -                41,822,000
                                                                              --------------         --------------
                                                                              $  186,219,000         $  226,643,000
                                                                              ==============         ==============

                             LIABILITIES AND EQUITY
Current liabilities:
   Current portion of long-term debt..............................            $    2,173,000         $      595,000
   Accounts payable...............................................                 6,205,000              5,081,000
   Accrued expenses...............................................                13,159,000             11,709,000
   Accrued income taxes...........................................                10,083,000              2,024,000
                                                                              --------------         --------------
     Total current liabilities....................................                31,620,000             19,409,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Technical services.............................................                17,871,000             18,197,000
   Parent company.................................................                19,930,000             21,396,000
                                                                              --------------         --------------
     Total long-term debt, less current portion...................                37,801,000             39,593,000
                                                                              --------------         --------------

Other liabilities.................................................                 1,292,000              1,602,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, without par value.............................                      -                 5,792,000
   Common stock, without par value. Authorized
     60,000,000 shares; issued 36,809,267 shares in 2001 and
     36,641,121 shares in 2000....................................                 4,270,000              4,250,000
   Additional paid-in capital.....................................               128,744,000            203,989,000
   Treasury stock, at cost........................................               (23,423,000)           (31,440,000)
   Retained earnings (accumulated deficit)........................                11,921,000            (13,311,000)
   Accumulated other comprehensive income (loss)..................                (6,006,000)            (3,241,000)
                                                                              --------------         --------------
     Total stockholders' equity...................................               115,506,000            166,039,000
                                                                              --------------         --------------
                                                                              $  186,219,000         $  226,643,000
                                                                              ==============         ==============

                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
                                                                   2001               2000                1999
                                                             --------------       -------------     ---------------
Operating activities:
   Income from continuing operations......................   $   22,388,000       $   6,783,000     $   30,450,000
   Adjustments to reconcile income from continuing
     operations to net cash provided by operating activities:
       Depreciation and amortization......................        5,208,000           5,097,000          5,896,000
       Increase in the estimated redemption value of
         preferred stock..................................             -              1,387,000          4,863,000
       Deferred income taxes..............................      (15,399,000)         (6,150,000)       (37,197,000)
       Other, net.........................................          259,000             410,000            553,000
       Changes in current assets and liabilities:
         Accounts receivable..............................       (7,866,000)          5,857,000         (5,216,000)
         Inventories......................................       (1,301,000)          1,359,000          1,078,000
         Prepaid expenses and other.......................       (3,102,000)         (2,346,000)        (2,236,000)
         Accounts payable and accrued expenses............        2,939,000          (3,589,000)        (3,044,000)
                                                             --------------       -------------     --------------
     Operating activities of continuing operations........        3,126,000           8,808,000         (4,853,000)
     Operating activities of discontinued operations......       59,753,000          53,407,000         54,937,000
                                                             --------------       -------------     --------------
     Net cash provided by operating activities............       62,879,000          62,215,000         50,084,000
                                                             --------------       -------------     --------------
Investing activities:
   Capital expenditures...................................       (4,625,000)         (2,690,000)        (2,719,000)
   Acquisitions...........................................         (811,000)         (4,804,000)        (4,049,000)
   Other, net.............................................          605,000            (418,000)            28,000
   Investing activities of discontinued operations........     (128,258,000)        (20,067,000)       (66,922,000)
                                                             --------------       -------------     --------------
     Net cash used in investing activities................     (133,089,000)        (27,979,000)       (73,662,000)
                                                             --------------       -------------     --------------
Financing activities:
   Issuance of debt ......................................        4,441,000             924,000          2,810,000
   Payments on debt and capital leases ...................       (4,655,000)         (7,429,000)        (2,515,000)
   Preferred stock dividends and redemption premium paid..         (493,000)           (479,000)          (487,000)
   Common stock issued....................................          545,000             255,000            253,000
   Purchase of treasury stock.............................             -             (1,530,000)          (555,000)
   Redemption of preferred stock..........................       (5,676,000)               -                 -
   Decrease in receivable from businesses distributed to
     common shareholders..................................       14,076,000                -                 -
   Financing activities of discontinued operations........       71,000,000         (19,976,000)        31,324,000
                                                             --------------       -------------     --------------
     Net cash provided by (used in) financing activities..       79,238,000         (28,235,000)        30,830,000
                                                             --------------       -------------     --------------

Increase in cash and cash equivalents.....................        9,028,000           6,001,000          7,252,000
Cash and cash equivalents at beginning of year............       20,517,000          14,516,000          7,264,000
                                                             --------------       -------------     --------------
Cash and cash equivalents at end of year..................   $   29,545,000       $  20,517,000     $   14,516,000
                                                             ==============       =============     ==============


                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 1 OF 2


                                           Preferred         Common          Additional        Treasury
                                             Stock            Stock        Paid-In Capital       Stock
                                        -------------     -------------    ---------------   -------------
Balance at January 1, 1999              $   5,792,000     $   4,239,000    $ 197,122,000     $ (29,775,000)

       Net income for the year.......            -                -                 -                -
       Common stock issued...........            -               10,000          191,000            52,000
       Purchase of treasury stock ...            -                -                 -             (555,000)
       Preferred stock dividends
        declared.....................            -                -                 -                -
       Foreign currency translation
        adjustment...................            -                -                 -                -
                                        -------------     ------------     -------------     -------------
       Comprehensive income
        for the year.................


Balance at December 31, 1999                5,792,000         4,249,000      197,313,000       (30,278,000)

        Net income for the year......            -                -                 -                -
        Common stock issued..........            -                1,000         (114,000)          368,000
        Deferred stock units, vested.            -                -              540,000             -
        Series F Preferred stock to
         be exchanged for common
         stock.......................            -                -            6,250,000             -
        Purchase of treasury stock...            -                -                 -           (1,530,000)
        Preferred stock dividends
         declared....................            -                -                 -                -
        Foreign currency translation
         adjustment..................            -                -                 -                -
                                        -------------     -------------    -------------     -------------
        Comprehensive income
         for the year................

Balance at December 31, 2000                5,792,000         4,250,000      203,989,000       (31,440,000)

        Net income for the year......            -                -                 -                -
        Common stock issued..........            -               20,000          380,000           257,000
        Deferred stock units, vested.            -                -              651,000             -
        Redemption of Series A
         Preferred stock.............      (5,680,000)            -                 -                -
        Repurchase of Series C and
         F Preferred stock...........        (112,000)            -           (7,725,000)        7,760,000
        Dividends and redemption
         premium applicable to
         preferred stock.............            -                -                 -                -
        Distribution of KSL..........            -                -          (74,664,000)            -
        Gain on issuance of units
         by KPP......................            -                -            6,113,000             -
        Minimum pension liability
         adjustment for subsidiary...            -                -                 -                -
        Foreign currency translation
         adjustment..................            -                -                 -                -
                                        -------------     -------------    -------------     -------------
        Comprehensive income
         for the year................

Balance at December 31, 2001            $        -        $   4,270,000    $ 128,744,000     $ (23,423,000)
                                        =============     =============    =============     =============

                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 2 OF 2

                                                          Accumulated Other
                                          Retained        Comprehensive      Comprehensive
                                          Earnings         Income (Loss)          Income
                                        -------------    ------------------   --------------
Balance at January 1, 1999              $ (88,423,000)     $  (1,510,000)     $        -

       Net income for the year.......      58,909,000             -              58,909,000
       Common stock issued...........            -                -                    -
       Purchase of treasury stock ...            -                -                    -
       Preferred stock dividends
        declared.....................        (487,000)            -                    -
       Foreign currency translation
        adjustment...................            -              (762,000)          (762,000)
                                        -------------     --------------      -------------
       Comprehensive income
        for the year.................                                         $  58,147,000
                                                                              =============

Balance at December 31, 1999              (30,001,000)       (2,272,000)               -

        Net income for the year......      17,169,000             -              17,169,000
        Common stock issued..........            -                -                    -
        Deferred stock units, vested.            -                -                    -
        Series F Preferred stock to
         be exchanged for common
         stock.......................            -                -                    -
        Purchase of treasury stock...            -                -                    -
        Preferred stock dividends
         declared....................        (479,000)            -                    -
        Foreign currency translation
         adjustment..................            -             (969,000)           (969,000)
                                        -------------     -------------       -------------
        Comprehensive income
         for the year................                                         $  16,200,000
                                                                              =============

Balance at December 31, 2000              (13,311,000)       (3,241,000)               -

        Net income for the year......      25,725,000             -              25,725,000
        Common stock issued..........            -                -                    -
        Deferred stock units, vested.            -                -                    -
        Redemption of Series A
         Preferred stock.............            -                -                    -
        Repurchase of Series C and
         F Preferred stock...........            -                -                    -
        Dividends and redemption
         premium applicable to
         preferred stock.............        (493,000)            -                    -
        Distribution of KSL..........            -              640,000                -
        Gain on issuance of units
         by KPP......................            -                -                    -
        Minimum pension liability
         adjustment for subsidiary...            -           (2,773,000)         (2,773,000)
        Foreign currency translation
         adjustment..................            -             (632,000)           (632,000)
                                        -------------     -------------       -------------
        Comprehensive income
         for the year................                                         $  22,320,000
                                                                              =============

Balance at December 31, 2001            $  11,921,000     $  (6,006,000)
                                        =============     =============

                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       General

       On August 7, 2001, the stockholders of Kaneb Services, Inc. approved an amendment to its certificate of incorporation to change the name of the Company from "Kaneb Services, Inc." to "Xanser Corporation" (the "Company").

       On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline and terminaling and product marketing business (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). KSL now holds the 2% general partner interest and a 25% limited partner interest in Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's previously wholly-owned petroleum marketing subsidiary. On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. As a result, the accompanying financial statements reflect the operations of KSL prior to the Distribution as "Discontinued operations - businesses distributed to common shareholders" (See Note 10).

       Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL will pay the Company an amount equal to the expenses incurred by the Company in connection with the Distribution. These expenses include approximately $6.1 million in costs incurred in connection with the redemption of the Company's Series A Preferred Stock and approximately $2.1 million in legal and
       professional   and  other  expenses   incurred  in  connection  with  the
       Distribution. The distribution of common shares is taxable to the Company, which will recognize taxable income to the extent of the excess of the value of KSL's common shares distributed over the tax basis of KSL's assets in the hands of the Company. The Company will use all of its available net operating loss carryforwards to reduce that taxable income, but the total amount of taxable income is expected to exceed such net operating loss carryforwards, and the Distribution Agreement obligates KSL to pay the Company amounts calculated based on whatever tax is due on the net amount of income. The Company cannot currently determine exactly what this amount will be and what the tax will be, but the Company estimates that the tax will approximate $14.6 million, after utilization of all available net operating loss carryforwards and $4.4 million of alternative minimum tax credits. Included in receivable from businesses distributed to common shareholders at December 31, 2001 is $14.7 million for such costs and expenses. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by Federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by Federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

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

       Inventories

       Inventories consist primarily of materials and supplies and are valued at the lower of cost or market. Cost is determined using the weighted average cost method.

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

       Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

       The excess of the cost over the fair value of net assets of acquired businesses is being amortized on a straight-line basis over periods ranging from 15 to 40 years. Accumulated amortization was $20.7 million and $18.4 million at December 31, 2001 and 2000, respectively.

       The Company periodically evaluates the propriety of the carrying amount of the excess of cost over fair value of net assets of acquired businesses, as well as the amortization period, to determine whether current events or circumstances warrant adjustments to the carrying value and/or the amortization period. The Company assesses the recoverability of the amounts by determining whether the amortization of the asset balance over its amortization period can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The assessment of recoverability will be impacted if estimated future cash flows are not achieved. The Company believes that no such impairment has occurred and that no reduction in the amortization period is warranted.

       Estimates

       The preparation of the Company's financial statements in conformity with accounting principles general accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Recent Accounting Pronouncements

       In July of 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141 "Business Combinations", which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 141 also specifies the criteria for recording intangible assets other than goodwill in a business combination.

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

       On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years with earlier application encouraged. The Company is currently assessing the impact on its financial statements.

2.     INCOME TAXES

       Income (loss) from continuing operations before income tax expense is comprised of the following components:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2001                2000                1999
                                                        --------------      -------------       -------------

       Domestic operations.........................     $    3,246,000      $  (2,371,000)      $ (7,004,000)
       Foreign operations..........................          6,103,000          3,260,000         (1,053,000)
                                                        --------------      -------------       ------------
       Income (loss) before income taxes...........     $    9,349,000      $     889,000       $ (8,057,000)
                                                        ==============      =============       ============

       Income tax expense (benefit) is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign            State               Total
       ------------                  -------------        ------------       ------------       -------------
      2001:
         Current...............      $   1,483,000        $    649,000       $    265,000       $   2,397,000
         Deferred..............        (15,418,000)            919,000           (937,000)        (15,436,000)
                                     -------------        ------------       ------------       -------------
                                     $ (13,935,000)       $  1,568,000       $   (672,000)      $ (13,039,000)
                                     =============        ============       ============       =============

       Year Ended
       December 31,                     Federal              Foreign            State               Total
       ------------                  -------------        ------------       ------------       -------------
      2000:
         Current...............      $      47,000        $  1,031,000       $   (822,000)      $     256,000
         Deferred..............         (5,699,000)           (278,000)          (173,000)         (6,150,000)
                                     -------------        ------------       ------------       -------------
                                     $  (5,652,000)       $    753,000       $   (995,000)      $  (5,894,000)
                                     =============        ============       ============       =============
       1999:
         Current.................    $      81,000        $   (735,000)      $   (656,000)      $  (1,310,000)
         Deferred................      (37,451,000)              8,000            246,000         (37,197,000)
                                     -------------        ------------       ------------       -------------
                                     $ (37,370,000)       $   (727,000)      $   (410,000)      $ (38,507,000)
                                     =============        ============       ============       =============

       The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory Federal income tax rate to income (loss) from continuing operations before income taxes for the years 2001, 2000 and 1999 are as follows:

                                                                Year Ended December 31,
                                          -----------------------------------------------------------------
                                                 2001                    2000                    1999
                                          -----------------       ------------------      -----------------
       Expected tax at
         statutory rates................  $       3,272,000       $          311,000      $      (2,820,000)
       Increase (decrease) in taxes
         resulting from:
         Change in valuation allowance..              -                   (6,280,000)           (37,124,000)
         State income taxes, net........           (437,000)                (647,000)              (267,000)
         Foreign losses not benefited and
           foreign income taxes.........            141,000                 (388,000)               (13,000)
         Non-deductible charges related
           to Series F Preferred stock..              -                      485,000              1,702,000
         Goodwill amortization .........            664,000                  598,000                649,000
         Benefit from recapitalization
           of foreign subsidiary........        (18,137,000)                    -                      -
         Resolution of state and
           foreign tax issues and
           other........................          1,458,000                   27,000               (634,000)
                                          -----------------       ------------------       ----------------
                                          $     (13,039,000)      $       (5,894,000)      $    (38,507,000)
                                          =================       ==================       ================

       At December 31, 2001, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows: $1,166,000 in 2006 and $3,033,000 in 2007. The utilization of these carryforwards could be subject to significant limitation in the event of a "change in ownership", as defined in the tax laws, which might be caused by purchases or sales of the Company's securities by persons or groups now or in the future having 5% or greater ownership of the Company's common stock.

       For the year ended December 31, 2001, income taxes include $18.1 million in tax benefits resulting from the recapitalization of a foreign subsidiary. Additionally, income taxes for the years ended December 31, 2001, 2000 and 1999 include benefits of $0.6 million, $1.1 million and $1.6 million, respectively, related to favorable developments pertaining to certain state and foreign income tax issues.

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2001                   2000
                                                                              --------------         --------------

       Deferred tax assets:
         Net operating loss carryforwards.........................            $    1,469,000         $   35,633,000
         Alternative minimum tax credit carryforwards.............                 6,357,000              4,393,000
         Accrued liabilities......................................                   879,000              1,198,000
         Foreign deferred tax assets..............................                   205,000                  -
         Other....................................................                   531,000              2,570,000
                                                                              --------------         --------------
         Total gross deferred tax assets..........................                 9,441,000             43,794,000
                                                                              --------------         --------------

       Deferred tax liabilities:
         Plant and equipment, principally due to differences
           in depreciation........................................                   (85,000)              (136,000)
         Foreign deferred tax liabilities.........................                      -                   (21,000)
                                                                              --------------         --------------
         Total gross deferred tax liabilities.....................                   (85,000)              (157,000)
                                                                              --------------         --------------
         Net deferred tax asset...................................            $    9,356,000         $   43,637,000
                                                                              ==============         ==============

       For the years ended December 31, 2000 and 1999, the Company recognized expected benefits from prior years' tax losses (change in valuation allowance) that were available to offset future taxable income of $6.3 million and $37.1 million, respectively. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($38.8 million), which were utilized to offset federal income taxes resulting from the Distribution, were charged directly to stockholders' equity.


3.     RETIREMENT PLANS

       The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions from continuing operations to this plan were $0.8 million, $0.7 million and $0.6 million for 2001, 2000 and 1999, respectively.

       One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The most recent valuation of the U.K. Plan was performed as of October 31, 2001.

       Net pension cost for the U.K. Plan included the following components:

                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                            2001               2000               1999
                                                        --------------     -------------      -------------
       Net periodic pension cost:
         Service cost................................   $      515,000     $     623,000      $   1,164,000
         Interest cost...............................        2,287,000         2,269,000          2,151,000
         Expected return on plan assets..............       (3,516,000)       (2,805,000)        (4,443,000)
         Amortization of prior service cost..........           15,000            15,000             27,000
         Recognized net (gain) loss..................         (321,000)         (222,000)         1,859,000
                                                        --------------     -------------      -------------
       Net periodic pension cost (benefit)...........   $   (1,020,000)    $    (120,000)     $     758,000
                                                        ==============     =============      =============

       Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 6.0% for 2001 and 6.5% for 2000 and 1999, an expected long-term rate of return on assets of 7.5% for 2001, 2000 and 1999 and a rate of increase in compensation levels of 3.0% for 2001, 2000 and 1999. The funded status of the U.K. Plan is as follows:


                                                                                    December 31,
                                                                          --------------------------------
                                                                                2001               2000
                                                                          --------------    --------------
       Projected benefit obligation:
         Beginning of year..........................................       $  36,548,000     $  37,098,000
         Service cost...............................................             515,000           623,000
         Interest cost..............................................           2,287,000         2,269,000
         Contributions..............................................             565,000           596,000
         Benefits paid..............................................          (1,907,000)         (910,000)
         Other......................................................           2,790,000        (3,128,000)
                                                                           -------------     -------------
         End of year................................................          40,798,000        36,548,000
                                                                           -------------     -------------
       Fair value of plan assets:
         Beginning of year..........................................          46,507,000        41,905,000
         Actual return (loss) on plan assets........................          (5,289,000)        2,940,000
         Contributions..............................................             565,000           596,000
         Benefits paid..............................................          (1,907,000)         (910,000)
         Other......................................................            (896,000)        1,976,000
                                                                           -------------     -------------
         End of year................................................          38,980,000        46,507,000
                                                                           -------------     -------------

       Excess fair value over (under) projected obligation..........          (1,818,000)        9,959,000
       Unrecognized net actuarial loss (gain).......................           4,136,000        (9,234,000)
       Unamortized prior service cost...............................             122,000           141,000
                                                                           -------------     -------------
       Net pension prepaid asset....................................           2,440,000           866,000

       Additional minimum liability.................................          (4,082,000)            -
                                                                           -------------     -------------
       Net pension prepaid asset (liability)........................       $  (1,642,000)    $     866,000
                                                                           =============     =============

       The Company recognizes a minimum pension liability for underfunded plans. The minimum liability is equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of accumulated other comprehensive income included in stockholders' equity. In 2001, the Company recognized an additional minimum liability of $4.1 million, which, net of deferred income taxes of $1.3 million, is recorded as a reduction in accumulated other comprehensive income.

4.     PROPERTY AND EQUIPMENT

       The cost of property and equipment from continuing operations is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2001             2000
                                                                          --------------    --------------
       Technical services.....................................            $   23,969,000    $   22,614,000
       Information technology services........................                 5,564,000         4,123,000
       General corporate......................................                 3,848,000         3,848,000
                                                                          --------------    --------------
       Total property and equipment...........................                33,381,000        30,585,000
       Less accumulated depreciation and amortization.........                21,995,000        20,043,000
                                                                          --------------    --------------
       Net property and equipment.............................            $   11,386,000    $   10,542,000
                                                                          ==============    ==============

       Equipment under capital leases is included in the cost of property and equipment from continuing operations is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2001              2000
                                                                          --------------    --------------
       Technical services equipment...........................            $    2,566,000    $    2,255,000
       Less accumulated depreciation..........................                 1,189,000         1,122,000
                                                                          --------------    --------------
       Net equipment acquired under capital leases............            $    1,377,000    $    1,133,000
                                                                          ==============    ==============


5.     LONG-TERM DEBT

       Long-term debt from continuing operations is summarized as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2001             2000
                                                                          --------------    --------------
       Technical services credit facility due in April 2003...            $   16,283,000    $   14,120,000
       Various notes of technical services foreign
         subsidiaries, with interest ranging from 6.75% to
         8.0%, due through 2012...............................                   855,000         3,473,000
       Capital leases of equipment............................                 1,440,000         1,199,000
       Parent company 8.75% convertible subordinated
         debentures due through 2008..........................                21,396,000        21,396,000
                                                                          --------------    --------------
       Total long-term debt...................................                39,974,000        40,188,000
       Less current portion...................................                 2,173,000           595,000
                                                                          --------------    --------------
       Total long-term debt, less current portion.............            $   37,801,000    $   39,593,000
                                                                          ==============    ==============

       At December 31, 2001, $16.3 million was outstanding under a credit facility, as amended, that provides working capital for the technical services group. The credit facility, which is without recourse to the Company, is due in April 2003, bears interest at the option of the borrower at variable rates (4.52% at December 31, 2001) based on either the LIBOR rate or the prime rate plus a differential of up to 150 basis points, has a commitment fee equal to one-half of one percent per annum on unutilized amounts, contains certain financial and operational covenants with respect to the technical services group of companies, and restricts the subsidiary from paying dividends to the Company under certain circumstances. This credit facility is secured by substantially all of the tangible assets of the technical services group.

       The Company's 8.75% subordinated debentures ($21.4 million outstanding at December 31, 2001) are convertible into shares of the Company's common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures through 2007.

       At December 31, 2001, annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, were as follows: $2.2 million; $18.9 million; $2.3 million; $2.1 million; and $2.1 million, respectively, for each of the five years ending December 31, 2006.


6.     CAPITAL STOCK

       Series A Preferred Stock

       On March 30, 2001, the Company redeemed its 567,950 shares of Cumulative Class A Adjustable Rate Preferred Stock, Series A ("Series A Preferred") for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost included a $0.4 million redemption premium, which was recognized as dividends and redemption premium applicable to preferred stock in 2001.

       Series B Preferred Stock

       On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company's Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right. At December 31, 2001 and 2000 there were no Series B Preferred shares outstanding.

       Stock Compensation Plans

       Series C and F Preferred Stock - On June 12, 2001, the Company exchanged in non-cash transactions, 1,356,777 shares of the Company's common stock for all Adjustable Rate Cumulative Class A Preferred Stock, Series C and Series F shares issued to certain officers of the Company. General and administrative expense in the accompanying consolidated statements of income includes a non-cash charge of $1.4 million and $4.9 million for the years ended December 31, 2000 and 1999, respectively, for the estimated value of the preferred shares.

       Stock Option Plans - The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 2001, options on 3,049,083 shares at prices ranging from $.54 to $3.05 were outstanding, of which 2,168,083 were exercisable at prices ranging from $.54 to $3.05.

       In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued and the assumptions in the calculations under such model include stock price variance or volatility ranging from 9.32% to 10.40% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 4.38% to 4.98% based on the 30-year U.S. treasury bill rate for the five-year expected life of the options, and no dividend yield. Using estimates calculated by such option pricing model, pro forma net income, basic earnings per share and diluted earnings per share would have been $25,132,000, $0.75 and $0.71, respectively for the year ended December 31, 2001, as compared to the reported amounts of $25,725,000, $0.78 and $0.74, respectively. For the year ended December 31, 2000, pro forma net income, basic earnings per share and diluted earnings per share would have been $16,544,000, $0.50 and $0.48, respectively, as compared to the reported amounts of $17,169,000, $0.53 and $0.50, respectively. For the year ended December 31, 1999 pro forma net income, basic earning per share and diluted earnings per share would have been $58,292,000, $1.84 and $1.77, respectively, as compared to the reported amounts of $58,909,000, $1.86 and $1.79, respectively.

       The changes in stock options outstanding for the Company's plans for 2001, 2000 and 1999 were as follows:

                                                                                            Average Price
                                                                          Shares               per Share
                                                                     ---------------        --------------

       Outstanding at January 1, 1999.........................           2,091,352             $  3.36
       Granted................................................             210,191             $  4.29
       Exercised..............................................             (80,121)            $  2.64
       Forfeited..............................................            (154,622)            $  4.14
                                                                     -------------
       Outstanding at December 31, 1999.......................           2,066,800             $  3.42
       Granted................................................             207,840             $  5.18
       Exercised..............................................             (17,494)            $  4.99
       Forfeited..............................................             (58,863)            $  4.65
                                                                     -------------
       Outstanding at December 31, 2000.......................           2,198,283             $  3.54
       Granted................................................           1,016,000             $  2.67
       Exercised..............................................            (165,200)            $  2.89
                                                                     -------------
       Outstanding at December 31, 2001.......................           3,049,083             $  1.66
                                                                     =============

       In connection with the Distribution, the exercise price for each option to purchase shares of the Company's common stock was reduced to an amount equal to the result of (1) the fair market value of a share of the Company's common stock on the ex-dividend date multiplied by (2) a fraction, the numerator of which is the original exercise price for the option and the denominator of which was the fair market value of a share of the Company's common stock on the last trading date prior to the ex-dividend date. The number of shares subject to the Company's stock options were not changed as a result of the Distribution. Additionally, KSL agreed to issue to the Company's option holders an option to purchase KSL shares. The exercise price applicable to a given KSL option was that price that created the same ratio of exercise price to market price as in the adjusted exercise price applicable to the holder's Company option. The number of common shares subject to KSL options was such number as was necessary to produce an intrinsic value (determined as of the ex-dividend date) that, when added to the intrinsic value of the adjusted Company option (determined as of the ex-dividend date), equaled the pre-distribution intrinsic value of the Company's option, if any, (determined as of the last trading date prior to the ex-dividend date). However, options to purchase fractional KSL common shares were not granted. The fair market values of shares of the Company's common stock and KSL common shares were based upon the closing sales price of the stock on the last trading date prior to the ex-distribution date and the opening sales price of the shares on the ex-distribution date. Further, excluding the Company's corporate staff, the Company removed restrictions on exercise or "vested" all Company options which were not yet exercisable prior to the Distribution.

       Deferred Stock Unit Plan - In 1996, the Company initiated a Deferred Stock Unit Plan (the "DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common stock. Under the plan, as amended in 1998, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company and do not bear interest. Each person that elects to participate in the DSU Plan is awarded, under the Company's Stock Incentive Plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2001, vested DSUs aggregating 448,035 were included in stockholders' equity as additional paid-in capital. In connection with the Distribution, KSL agreed to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms remained unchanged. Similarly, the Company agreed to issue to employees of KSL who hold DSUs, the number of shares of the Company's common stock subject to the DSUs held by those employees. Approximately 600,000 shares will be issuable to employees of the Company and KSL under this arrangement and the terms of the DSU Plan.


7.     EARNINGS PER SHARE

       The following is a reconciliation of basic and diluted earnings per share from continuing operations:

                                                                               Weighted
                                                                                Average
                                                               Net              Common          Per-Share
                                                             Income             Shares           Amount
                                                        ---------------    --------------    --------------
         Year Ended December 31, 2001
         ----------------------------
           Income from continuing operations.........   $    22,388,000
           Dividend and redemption premium
              applicable to preferred stock..........          (493,000)
                                                        ---------------
           Basic EPS -
              Income applicable to common stock......        21,895,000        32,503,000    $         0.68
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,631,000
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred stock, DSUs
                and assumed options exercised........   $    21,895,000        34,134,000    $         0.64
                                                        ===============    ==============    ==============

         Year Ended December 31, 2000
         ----------------------------
           Income from continuing operations.........   $     6,783,000
           Dividend applicable to preferred stock....          (479,000)
                                                        ---------------
           Basic EPS -
              Income applicable to common stock......         6,304,000        31,767,000    $         0.20
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,319,000
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred stock, DSUs
                and assumed options exercised........   $     6,304,000        33,086,000    $         0.19

                                                         ===============    ==============    ==============

                                                                               Weighted
                                                                                Average
                                                               Net              Common          Per-Share
                                                             Income             Shares           Amount
                                                        ---------------    --------------    --------------
        Year Ended December 31, 1999
         ----------------------------
           Income from continuing operations.........   $    30,450,000
           Dividend applicable to preferred stock....          (487,000)
                                                        ---------------
           Basic EPS -
              Income applicable to common stock......        29,963,000        31,453,000    $         0.95
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,237,000
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred stock, DSUs
                and assumed options exercised........   $    29,963,000        32,690,000    $         0.92
                                                        ===============    ==============    ==============

       Options to purchase 959,000, 284,597 and 605,600 shares of common stock at weighted average prices of $2.71, $5.40 and $4.90, were outstanding at December 31, 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS because the effect of assumed conversion is anti-dilutive.

8.     COMMITMENTS AND CONTINGENCIES

       The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases attributable to continuing operations was $3.6 million for 2001, $3.2 million for 2000 and $3.6 million for 1999.


       At December 31, 2001, future minimum rental commitments attributable to continuing operations under all capital leases and operating leases are as follows:

                                                                           Capital             Operating
                                                                           Leases               Leases
                                                                       --------------       --------------
         2002.....................................................     $      719,000       $    2,989,000
         2003.....................................................            526,000            2,383,000
         2004.....................................................            274,000            2,008,000
         2005 ....................................................             71,000            1,079,000
         2006.....................................................               -                 705,000
         Thereafter...............................................               -               1,670,000
                                                                       --------------       --------------
         Total minimum lease payments.............................          1,590,000       $   10,834,000
                                                                                            ==============
         Less amounts representing interest.......................           (150,000)
                                                                       --------------
         Present value of net minimum lease payments..............     $    1,440,000
                                                                       ==============

       The Company was the Plaintiff in a legal proceeding involving malpractice issues with a professional service provider previously used by the Company. This matter was settled in December 2001 with a payment to the Company which, net of expenses, totaled $6.0 million and is included in other income (expense) for the year ended December 31, 2001.

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

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                             2001                2000            1999
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Technical services..........................   $    96,321,000    $   92,142,000    $   98,075,000
         Information technology services.............        48,383,000        35,499,000        37,358,000
                                                        ---------------    --------------    --------------
                                                        $   144,704,000    $  127,641,000    $  135,433,000
                                                        ===============    ==============    ==============
       Technical services segment revenues:
         Under pressure services.....................   $    39,903,000    $   38,652,000    $   38,873,000
         Turnaround services.........................        48,301,000        44,283,000        43,859,000
         Other services..............................         8,117,000         9,207,000        15,343,000
                                                        ---------------    --------------    --------------
                                                        $    96,321,000    $   92,142,000    $   98,075,000
                                                        ===============    ==============    ==============

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                             2001                2000            1999
                                                        ---------------    --------------    --------------
       Business segment profit:
         Technical services .........................   $     5,581,000    $    6,320,000    $     (255,000)
         Information technology services.............         3,651,000         4,134,000         5,496,000
         General corporate...........................        (3,803,000)       (6,352,000)       (9,807,000)
                                                        ---------------    --------------    --------------
           Operating income (loss)...................         5,429,000         4,102,000        (4,566,000)
         Interest income.............................           665,000           909,000           534,000
         Other income (expense)......................         6,741,000          (239,000)         (208,000)
         Interest expense............................        (3,486,000)       (3,883,000)       (3,817,000)
                                                        ---------------    --------------    --------------
         Income (loss) from continuing operations
           before income taxes.......................   $     9,349,000    $      889,000    $   (8,057,000)
                                                        ===============    ==============    ==============

       Business segment assets:
         Depreciation and amortization:
           Technical services........................   $     4,514,000    $    4,585,000    $    5,485,000
           Information technology services...........           694,000           512,000           411,000
                                                        ---------------    --------------    --------------
                                                        $     5,208,000    $    5,097,000    $    5,896,000
                                                        ===============    ==============    ==============

         Capital expenditures (excluding acquisitions):
           Technical services........................   $     3,331,000    $    2,160,000    $    2,328,000
           Information technology services...........         1,294,000           530,000           391,000
                                                        ---------------    --------------    --------------
                                                        $     4,625,000    $    2,690,000    $    2,719,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2001               2000             1999
                                                        ---------------    --------------    --------------
         Total assets:
           Technical services........................   $   102,147,000    $  103,817,000    $  108,094,000
           Information technology services...........        30,877,000        20,086,000        17,911,000
           General corporate.........................        53,195,000        60,918,000        50,171,000
           Discontinued operations, net..............             -            41,822,000        43,364,000
                                                        ---------------    --------------    --------------
                                                        $   186,219,000    $  226,643,000    $  219,540,000
                                                        ===============    ==============    ==============

       The following geographical area data includes revenues based on location of the operating segment and net property and equipment based on physical location:

                                                                        Year Ended December 31,
                                                        ---------------------------------------------------
                                                              2001               2000             1999
                                                        ---------------    --------------    --------------
       Geographical area revenues:
         United States............................      $    84,171,000    $   67,242,000    $   67,145,000
         Europe...................................           48,554,000        50,446,000        57,258,000
         Asia-Pacific.............................           11,979,000         9,953,000        11,030,000
                                                        ---------------    --------------    --------------
                                                        $   144,704,000    $  127,641,000    $  135,433,000
                                                        ===============    ==============    ==============
       Geographical area operating income (loss):
         United States............................      $    (2,461,000)   $   (3,757,000)   $   (7,164,000)
         Europe...................................            7,011,000         6,997,000         2,041,000
         Asia-Pacific.............................              879,000           862,000           557,000
                                                        ---------------    --------------    --------------
                                                        $     5,429,000    $    4,102,000    $   (4,566,000)
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2001               2000             1999
                                                        ---------------    --------------    --------------
       Geographical area net property and equipment:
         United States............................      $     5,346,000    $    3,099,000    $    3,536,000
         Europe...................................            5,110,000         6,506,000         6,288,000
         Asia-Pacific.............................              930,000           937,000         1,364,000
                                                        ---------------    --------------    --------------
                                                        $    11,386,000    $   10,542,000    $   11,188,000
                                                        ===============    ==============    ==============

10.    DISCONTINUED OPERATIONS - BUSINESSES DISTRIBUTED TO COMMON SHAREHOLDERS

       The results of operations for the pipeline, terminaling and product marketing businesses are reflected in the accompanying consolidated statements of income as "Discontinued operations - businesses distributed to common shareholders" (See Note 1). A summary of operating results of discontinued operations for the years ended December 31, 2001 (through date of Distribution on June 29, 2001), 2000 and 1999 is presented below:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2001                2000                1999
                                                        --------------      -------------       -------------
       Revenues:
         Pipeline and terminaling..................     $  101,021,000      $ 156,232,000       $ 158,028,000
         Product marketing business................        187,231,000        381,186,000         212,298,000
                                                        --------------      -------------       -------------
                                                        $  288,252,000      $ 537,418,000       $ 370,326,000
                                                        ==============      =============       =============
       Operating profit:
         Pipeline and terminaling..................     $   39,896,000      $  58,104,000       $  64,311,000
         Product marketing business................           (264,000)         2,472,000           1,495,000
         Distribution expenses.....................         (1,923,000)              -                   -
                                                        --------------      -------------       -------------
                                                        $   37,709,000      $  60,576,000       $  65,806,000
                                                        ==============      =============       =============
       Income before income taxes and interest
         of outside non-controlling partners in
         KPP's net income and extraordinary item...     $   32,653,000      $  48,688,000       $  69,101,000

       Income taxes................................         (3,090,000)        (5,609,000)         (7,163,000)
       Extraordinary loss on KPP debt
         extinguishment, net of income taxes
         and interest of outside non-controlling
         partners in KPP's net income..............           (859,000)              -                   -
       Interest of outside non-controlling partners
         in KPP's net income.......................        (25,367,000)       (32,693,000)        (33,479,000)
                                                        --------------      -------------       -------------
       Income from discontinued operations,
         net of income taxes.......................     $    3,337,000      $  10,386,000       $  28,459,000
                                                        ==============      =============       =============

       On January 3, 2001, KPP, through a wholly-owned subsidiary, acquired Shore Terminals LLC ("Shore") for $107 million in cash and 1,975,090 KPP limited partnership units (valued at $56.5 million on the date of agreement and its announcement). Financing for the cash portion of the purchase price was supplied under KPP's $275 million unsecured revolving credit agreement with a group of banks. The acquisition has been accounted for using the purchase method of accounting. As a result of KPP issuing additional units to unrelated parties, the Company's pro-rata share of net assets of KPP increased by $9.9 million. Accordingly, the Company recorded a $9.9 million increase in additional paid-in capital, before deferred income taxes of $3.8 million, in 2001.

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

11.    ACCRUED EXPENSES

       Accrued  expenses  from  continuing   operations  are  comprised  of  the
       following components:

                                                                                    December 31,
                                                                          ---------------------------------
                                                                                2001              2000
                                                                          ----------------   --------------
       Accrued taxes other than income...............................     $      409,000     $      403,000
       Accrued interest..............................................          1,014,000            882,000
       Accrued compensation and benefits.............................          4,393,000          2,366,000
       Other accrued expenses........................................          7,343,000          8,058,000
                                                                          --------------     --------------
                                                                          $   13,159,000     $   11,709,000
                                                                          ==============     ==============

12.    SUPPLEMENTAL CASH FLOW INFORMATION

       Supplemental information on cash paid from continuing operations for:

                                                                          Year Ended December 31,
                                                            -------------------------------------------------
                                                                 2001              2000               1999
                                                            --------------    ---------------    ------------
       Interest......................................       $    3,383,000    $     3,755,000    $  3,719,000
                                                            ==============    ===============    ============
       Income taxes..................................       $    1,270,000    $     1,716,000    $  1,030,000
                                                            ==============    ===============    ============


13.    FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

       The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt from continuing operations (excluding capital leases) as of December 31, 2001 and 2000 was approximately $37 million and $36 million as compared to the carrying value of $39 million and $39 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

       The technical services segment provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities. The information technology services segment provides services and related products to the
       U. S. Government and commercial sectors. A substantial portion of the revenues of the information technology segment is attributable to contracts with agencies of the U. S. Government. The Company does not believe that it has a significant concentration of credit risk at December 31, 2001, as the Company's accounts receivable are generated from these distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.

14.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Quarterly operating results for 2001 and 2000 are summarized as follows:

                                                                        Quarter Ended
                                           -----------------------------------------------------------------------
                                               March 31,          June 30,        September 30,      December 31,
                                           ---------------    --------------     --------------    ---------------
       2001:
       Revenues.........................   $    35,892,000    $   38,724,000     $   34,935,000    $    35,153,000
                                           ===============    ==============     ==============    ===============
       Operating income.................   $     1,524,000    $    1,388,000     $    1,585,000    $       932,000
                                           ===============    ==============     ==============    ===============
       Net income (loss):
         Continuing operations..........   $       373,000    $      685,000     $    1,229,000    $    20,101,000 (a)
         Discontinued operations........           657,000         2,766,000               -               (86,000)
                                           ---------------    --------------     --------------    ---------------
           Total........................   $     1,030,000    $    3,451,000     $    1,229,000    $    20,015,000
                                           ===============    ==============     ==============    ===============

       Earnings per common share:
         Basic:
           Continuing operations........   $        -         $          .02     $          .04    $           .60
           Discontinued operations......               .02               .09            -                  -
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .02    $          .11     $          .04    $           .60
                                           ===============    ==============     ==============    ===============
         Diluted:
           Continuing operations........   $        -         $          .02     $          .04    $           .59
           Discontinued operations......               .02               .08            -                  -
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .02    $          .10     $          .04    $           .59
                                           ===============    ==============     ==============    ===============

       2000:
       Revenues.........................   $    31,294,000    $   33,380,000     $   33,763,000    $    29,204,000
                                           ===============    ==============     ==============    ===============
       Operating income (loss)..........   $       555,000    $    1,575,000     $    2,006,000    $       (34,000)
                                           ===============    ==============     ==============    ===============
       Net income (loss):
         Continuing operations..........   $      (235,000)   $      587,000     $    1,190,000    $     5,241,000 (b)
         Discontinued operations........         2,160,000         2,947,000          3,269,000          2,010,000
                                           ---------------    --------------     --------------    ---------------
           Total........................   $     1,925,000    $    3,534,000     $    4,459,000    $     7,251,000
                                           ===============    ==============     ==============    ===============

       Earnings (loss) per common share:
         Basic:
           Continuing operations........   $          (.01)   $          .01     $          .03    $           .17
           Discontinued operations......               .07               .10                .11                .06
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .06    $          .11     $          .14    $           .23
                                           ===============    ==============     ==============    ===============
         Diluted:
           Continuing operations........   $          (.01)   $          .01     $          .03    $           .16
           Discontinued operations......               .07               .09                .10                .06
                                           ---------------    --------------     --------------    ---------------
              Total.....................   $           .06    $          .10     $          .13    $           .22
                                           ===============    ==============     ==============    ===============


       (a) See Note 2 regarding income tax benefits resulting from the recapitalization of a foreign subsidiary ($18.1 million).

       (b) See Note 2 regarding reduction in valuation allowance for deferred tax assets ($6.3 million).

                                                                      Schedule I

                       XANSER CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME




                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   2001               2000                1999
                                                              -------------       -------------      --------------

General and administrative expenses.....................      $  (3,803,000)      $  (6,352,000)     $   (9,807,000)
Interest expense........................................         (2,270,000)         (2,242,000)         (2,218,000)
Intercompany fees and expenses..........................          2,446,000           2,915,000           3,189,000
Interest and other income, net..........................          7,254,000             804,000           1,677,000
Equity in income (loss) of subsidiaries.................          4,112,000           9,648,000          (1,553,000)
                                                              -------------       -------------      --------------
Income (loss) from continuing operations
   before income taxes..................................          7,739,000           4,773,000          (8,712,000)
Income tax benefit......................................         14,649,000           2,010,000          39,162,000
                                                              -------------       -------------      --------------
Income from continuing operations.......................         22,388,000           6,783,000          30,450,000
Income from discontinued operations - businesses
   distributed to common shareholders, net of
   income taxes.........................................          3,337,000          10,386,000          28,459,000
                                                              -------------       -------------      --------------
Net income..............................................         25,725,000          17,169,000          58,909,000
Dividends and redemption premium applicable
   to preferred stock...................................            493,000             479,000             487,000
                                                              -------------       -------------      --------------

Net income applicable to common  stock..................      $  25,232,000       $  16,690,000      $   58,422,000
                                                              =============       =============      ==============

Earnings per common share:
    Basic:
      Continuing operations.............................      $        0.68       $        0.20      $         0.95
      Discontinued operations...........................               0.10                0.33                0.91
                                                              -------------       -------------      --------------
                                                              $        0.78       $        0.53      $         1.86
                                                              =============       =============      ==============
    Diluted:
      Continuing operations.............................      $        0.64       $        0.19      $         0.92
      Discontinued operations...........................               0.10                0.31                0.87
                                                              -------------       -------------      --------------
                                                              $        0.74       $        0.50      $         1.79
                                                              =============       =============      ==============




               See "Notes to Consolidated Financial Statements" of
            Xanser Corporation and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)
                       XANSER CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS


                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2001                   2000
                                                                             ---------------        ---------------

                                     ASSETS
Current assets:
   Cash and cash equivalents............................................     $    23,353,000        $    13,953,000
   Receivable from businesses distributed to common shareholders........          17,904,000                  -
   Current deferred income tax assets...................................           2,300,000             36,489,000
   Prepaid expenses and other...........................................           2,807,000              2,928,000
                                                                             ---------------        ---------------

     Total current assets...............................................          46,364,000             53,370,000
                                                                             ---------------        ---------------

Property and equipment..................................................           3,848,000              3,848,000
Less accumulated depreciation...........................................           3,848,000              3,848,000
                                                                             ---------------        ---------------

     Net property and equipment.........................................               -                      -
                                                                             ---------------        ---------------

Investments in, advances to and notes receivable
  from subsidiaries.....................................................          97,444,000             96,450,000

Deferred income tax and other assets....................................           6,831,000              6,910,000

Net assets of discontinued operations - businesses distributed
   to common shareholders...............................................               -                 41,822,000
                                                                             ---------------        ---------------
                                                                             $   150,639,000        $   198,552,000
                                                                             ===============        ===============


                             LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt....................................     $     1,466,000        $         -
   Accounts payable and accrued expenses................................          13,472,000              5,741,000
                                                                             ---------------        ---------------

     Total current liabilities..........................................          14,938,000              5,741,000
                                                                             ---------------        ---------------

Long-term debt, less current portion....................................          19,930,000             21,396,000

Deferred income taxes and other liabilities.............................             265,000              5,376,000

Stockholders' equity:
   Preferred stock, without par value...................................               -                  5,792,000
   Common stock, without par value......................................           4,270,000              4,250,000
   Additional paid-in capital...........................................         128,744,000            203,989,000
   Treasury stock, at cost..............................................         (23,423,000)           (31,440,000)
   Retained earnings (accumulated deficit)..............................          11,921,000            (13,311,000)
   Accumulated comprehensive income (loss)..............................          (6,006,000)            (3,241,000)
                                                                             ---------------        ---------------

       Total stockholders' equity.......................................         115,506,000            166,039,000
                                                                             ---------------        ---------------
                                                                             $   150,639,000        $   198,552,000
                                                                             ===============        ===============

               See "Notes to Consolidated Financial Statements" of
            Xanser Corporation and Subsidiaries included in this report.

                                                                      Schedule I
                                                                     (Continued)
                       XANSER CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                              2001                2000                 1999
                                                       -----------------    ----------------    ------------------
Operating activities:
   Income from continuing operations.................  $      22,388,000    $      6,783,000    $       30,450,000
   Adjustments to reconcile income from
     continuing operations to net cash provided
     by (used in) operating activities:
       Equity in loss (income) of subsidiaries.......         (4,112,000)         (9,648,000)            1,553,000
       Deferred income taxes.........................        (21,032,000)         (1,223,000)          (36,918,000)
       Increase in the estimated redemption value of
         preferred stock.............................              -               1,387,000             4,863,000
       Changes in current assets and liabilities:
         Prepaid expenses and other current assets...            121,000          (1,694,000)           (1,057,000)
         Accounts payable and accrued expenses ......          1,250,000             141,000            (1,767,000)
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           operating activities......................         (1,385,000)         (4,254,000)           (2,876,000)
                                                       -----------------    ----------------    ------------------
Investing activities:
   Change in other assets, net.......................           (507,000)         (2,092,000)           (3,450,000)
                                                       -----------------    ----------------    ------------------
         Net cash used in investing activities.......           (507,000)         (2,092,000)           (3,450,000)
                                                       -----------------    ----------------    ------------------

Financing activities:
   Preferred stock dividends paid....................           (493,000)           (479,000)             (487,000)
   Payments on debt..................................              -              (2,270,000)                -
   Change in investments in, advances to and notes
     receivable from subsidiaries....................            345,000           2,655,000             8,092,000
   Common stock issued...............................            545,000             255,000               253,000
   Purchase of treasury stock........................              -              (1,530,000)             (555,000)
   Redemption of preferred stock.....................         (5,676,000)               -                    -
   Decrease in receivable from businesses
     distributed to common shareholders..............         14,076,000                -                    -
   Change in net assets of discontinued operations...          2,495,000          11,928,000             7,888,000
                                                       -----------------    ----------------    ------------------

        Net cash provided by financing activities....         11,292,000          10,559,000            15,191,000
                                                       -----------------    ----------------    ------------------

Increase in cash and cash equivalents................          9,400,000           4,213,000             8,865,000
Cash and cash equivalents at beginning of year.......         13,953,000           9,740,000               875,000
                                                       -----------------    ----------------    ------------------

Cash and cash equivalents at end of year.............  $      23,353,000    $     13,953,000    $        9,740,000
                                                       =================    ================    ==================

               See "Notes to Consolidated Financial Statements" of
            Xanser Corporation and Subsidiaries included in this report.

                                                                     Schedule II
                               XANSER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                   Additions
                                                         -----------------------------
                                          Balance at       Charged to      Charged to                      Balance at
                                         Beginning of      Costs and         Other                           End of
         Descriptions                      Period          Expenses        Accounts         Deductions        Period
------------------------------------   --------------    -------------    -------------   --------------   -----------

ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...   $         605      $        485    $          (9)(a) $        (47)(b)$    1,034
                                       =============      ============    =============     ============    ==========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $         -        $      -        $        -        $       -       $      -
                                       =============      ===========     =============     ============    ==========

Year Ended December 31, 2000:
   For doubtful receivables
     classified as current assets...   $         999      $        92     $         (10)(a) $       (476)(b)$      605
                                       =============      ===========     =============    =============    ==========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $       7,204      $     -         $        -        $     (7,204)   $      -
                                       =============      ===========     =============     ============    ==========

Year Ended December 31, 1999:
   For doubtful receivables
     classified as current assets...   $         727      $       664     $        (119)(a) $       (273)(b)$      999
                                       =============      ===========     =============     ============    ==========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............   $      52,797      $     -         $        -        $    (45,593)   $    7,204
                                       =============      ===========     =============     ============    ==========


Notes:

       (a)    Foreign currency translation adjustments.

       (b)    Receivable write-offs and reclassifications, net of recoveries.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Xanser Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     XANSER CORPORATION

                                     By:             JOHN R. BARNES
                                        ----------------------------------------
                                        President and Chief Executive Officer
                                     Date:    March 28, 2002

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Xanser Corporation and in the capacities and on the date indicated.

            Signature                                                 Title                              Date

Principal Executive Officer

           JOHN R. BARNES                                  President, Chief Executive              March 28, 2002
----------------------------------------                       Officer and Director

Principal Accounting Officer

          MICHAEL R. BAKKE                                 Controller                              March 28, 2002
----------------------------------------


Directors

             SANGWOO AHN                                   Director                                March 28, 2002
----------------------------------------



           JOHN R. BARNES                                  Director                                March 28, 2002
---------------------------------------



         FRANK M. BURKE, JR.                               Director                                March 28, 2002
----------------------------------------



           CHARLES R. COX                                  Director                                March 28, 2002
----------------------------------------



            HANS KESSLER                                   Director                                March 28, 2002
----------------------------------------



          JAMES R. WHATLEY                                 Director                                March 28, 2002
----------------------------------------
