Form 10-Q
period 2002-03-31
XANSER CORP
filed 2002-05-15
CIK 54441

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

          Yes      X                                      No
               ---------                                      ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                              Outstanding at April 30, 2002
---------------------                              -----------------------------
     No par value                                       33,036,710 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2002
--------------------------------------------------------------------------------

                                                                                                         Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income - Three Months
                      Ended March 31, 2002 and 2001                                                          1

                  Condensed Consolidated Balance Sheets - March 31, 2002
                      and December 31, 2001                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2002 and 2001                                                   3

                  Notes to Condensed Consolidated Financial Statements                                       4

Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                         10

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 14

                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                          14


XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002           2001
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     26,873   $      32,884
    Products                                                                                  1,295           3,008
                                                                                       ------------   -------------
        Total revenues                                                                       28,168          35,892
                                                                                       ------------   -------------
Costs and expenses:
    Operating costs                                                                          26,504          29,280
    Cost of products sold                                                                     1,231           2,677
    Depreciation and amortization                                                               884           1,251
    General and administrative                                                                  945           1,160
                                                                                       ------------   -------------
        Total costs and expenses                                                             29,564          34,368
                                                                                       ------------   -------------

Operating income (loss)                                                                      (1,396)          1,524
Other income (expense), net                                                                     137              (7)
Interest expense                                                                               (510)           (885)
                                                                                       ------------   -------------
Income (loss) from continuing operations before
    income taxes and cumulative effect of change
    in accounting principle                                                                  (1,769)            632
Income tax benefit (expense)                                                                    855            (259)
                                                                                       ------------   -------------
Income (loss) from continuing operations
    before cumulative effect of change
    in accounting principle                                                                    (914)            373
Cumulative effect of change in accounting principle                                         (45,269)          -
                                                                                       ------------   -------------
Income (loss) from continuing operations                                                    (46,183)            373
Income from discontinued operations - businesses
    distributed to common shareholders,
    net of income taxes                                                                       -                 657
                                                                                       ------------   -------------
Net income (loss)                                                                           (46,183)          1,030

Dividends and redemption premium applicable
    to preferred stock                                                                        -                 493
                                                                                       ------------   -------------
Net income (loss) applicable to common stock                                           $    (46,183)  $         537
                                                                                       ============   =============

Earnings (loss) per common share - Basic and diluted:
    Continuing operations:
        Before cumulative effect of change in accounting principle                     $     (0.03)   $       -
        Cumulative effect of change in accounting principle                                  (1.36)           -
                                                                                       -----------    -------------
                                                                                             (1.39)           -
    Discontinued operations                                                                   -                0.02
                                                                                       ------------   -------------
                                                                                       $     (1.39)   $        0.02
                                                                                       ===========    =============


            See notes to condensed consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2002                    2001
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       29,161          $      29,545
    Accounts receivable, trade                                                     31,240                 37,186
    Receivable from businesses distributed to common
        shareholders                                                                7,592                 17,904
    Inventories                                                                     8,681                  8,942
    Current deferred income tax assets                                              2,300                  2,300
    Prepaid expenses and other                                                      6,422                  7,532
                                                                           --------------          -------------
        Total current assets                                                       85,396                103,409
                                                                           --------------          -------------

Property and equipment                                                             34,456                 33,381
Less accumulated depreciation and amortization                                     22,577                 21,995
                                                                           --------------          -------------
    Net property and equipment                                                     11,879                 11,386
                                                                           --------------          -------------

Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 61,054
Deferred income taxes and other assets                                             14,702                 10,370
                                                                           --------------          -------------
                                                                           $      125,779          $     186,219
                                                                           ==============          =============

                     LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          773          $       2,173
    Accounts payable                                                                3,645                  6,205
    Accrued expenses                                                               12,641                 13,159
    Accrued income taxes                                                            9,528                 10,083
                                                                           --------------          -------------
        Total current liabilities                                                  26,587                 31,620
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             18,577                 17,871
    Parent company                                                                  9,930                 19,930
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 28,507                 37,801
                                                                           --------------          -------------

Other liabilities                                                                   1,274                  1,292

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,299                  4,270
    Additional paid-in capital                                                    128,883                128,744
    Treasury stock, at cost                                                       (23,122)               (23,423)
    Retained earnings (accumulated deficit)                                       (34,262)                11,921
    Accumulated other comprehensive income (loss)                                  (6,387)                (6,006)
                                                                           --------------          -------------
           Total stockholders' equity                                              69,411                115,506
                                                                           --------------          -------------
                                                                           $      125,779          $     186,219
                                                                           ==============          =============

            See notes to condensed consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2002           2001
                                                                                       ------------   -------------
Operating activities:
    Income (loss) from continuing operations                                           $    (46,183)  $         373
    Adjustments to reconcile income (loss) from continuing
        operations to net cash provided by operating activities:
           Depreciation and amortization                                                        884           1,251
           Deferred income taxes                                                               (708)             32
           Cumulative effect of change in accounting principle                               45,269            -
           Other, net                                                                            64             109
           Changes in working capital components                                              2,142          (3,311)
                                                                                       ------------   -------------
           Operating activities of continuing operations                                      1,468          (1,546)
           Operating activities of discontinued operations                                     -             32,677
                                                                                       ------------   -------------
               Net cash provided by operating activities                                      1,468          31,131
                                                                                       ------------   -------------
Investing activities:
    Capital expenditures                                                                     (1,324)           (864)
    Change in other assets, net                                                                (307)           (432)
    Investing activities of discontinued operations                                            -           (109,483)
                                                                                       ------------   -------------
           Net cash used in investing activities                                             (1,631)       (110,779)
                                                                                       ------------   -------------
Financing activities:
    Issuance of debt                                                                            851           1,198
    Payments on debt                                                                        (11,669)           (894)
    Preferred stock dividends and redemption premium paid                                      -               (493)
    Common stock issued                                                                         285              23
    Redemption of preferred stock                                                              -             (5,680)
    Decrease in receivable from businesses distributed
        to common shareholders                                                               10,312            -
    Financing activities of discontinued operations                                            -             80,863
                                                                                       ------------   -------------
           Net cash provided by (used in) financing activities                                 (221)         75,017
                                                                                       ------------   -------------
Decrease in cash and cash equivalents                                                          (384)         (4,631)
Cash and cash equivalents at beginning of period                                             29,545          20,517
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     29,161   $      15,886
                                                                                       ============   =============

Supplemental cash flow information:
    Cash paid for interest                                                             $      1,326   $       1,268
                                                                                       ============   =============
    Cash paid for income taxes                                                         $        393   $         388
                                                                                       ============   =============

            See notes to condensed consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its subsidiaries. On June 29, 2001, the Company distributed its Pipeline, Terminaling and Product Marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC. As a result of the Distribution, the accompanying condensed consolidated financial statements reflect the operations of the Pipeline, Terminaling and Product Marketing businesses of the Company prior to June 29, 2001 as "Discontinued operations - businesses distributed to common shareholders". All significant intercompany transactions and balances are eliminated in consolidation.

     The unaudited condensed  consolidated  financial  statements of the Company for the three month periods ended March 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2002 and the consolidated results of their operations and cash flows for the periods ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   COMPREHENSIVE INCOME

     Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                      (in thousands)
     Net income (loss)                                                          $     (46,183)     $        1,030
     Other comprehensive income (loss)
        - foreign currency translation adjustment                                        (381)               (871)
                                                                                -------------      --------------
     Comprehensive income (loss)                                                $     (46,564)     $          159
                                                                                =============      ==============



3.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per Share
                                                                  Income             Shares             Amount
                                                             ---------------     ---------------   ----------------
       Three Months Ended March 31, 2002
       ---------------------------------
           Basic earnings per share -
              Income (loss) from continuing
              operations applicable to common
              stock before cumulative effect
              of change in accounting principle              $          (914)             33,332   $           (.03)
                                                                                                   ================
           Effect of dilutive securities                                 -                   -
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income (loss) from continuing operations
              applicable to common stock before cumulative
              effect of change in accounting principle       $          (914)             33,332   $           (.03)
                                                             ===============     ===============   ================

       Three Months Ended March 31, 2001
       ---------------------------------
           Income from continuing operations                 $           373
           Dividends and redemption premium
              applicable to preferred stock                             (493)
                                                             ---------------
           Basic earnings per share -
              Income (loss) from continuing
                operations applicable to
                common stock                                            (120)             31,744   $           -
                                                                                                   ================
           Effect of dilutive securities                                 -                   -
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income (loss) applicable to
              common stock                                   $          (120)             31,744   $           -
                                                             ===============     ===============   ================


     As a result of the losses from continuing operations applicable to common stock for the periods ended March 31, 2002 and 2001, all stock options and the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for both periods because the effects would be anti-dilutive.


4.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


5.   BUSINESS SEGMENT DATA

     The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services primarily to insurance and financial institutions, the government and healthcare sectors. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to its segments.

     The Company measures segment profit as operating income. Total assets are those assets, including the excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                         (in thousands)
     Business segment revenues:
        Technical services                                                      $      20,469              24,561
        Information technology services                                                 7,699              11,331
                                                                                -------------      --------------
                                                                                $      28,168      $       35,892
                                                                                =============      ==============
     Technical services segment revenues:
        Underpressure services                                                  $       9,964      $        9,544
        Turnaround services                                                             8,596              12,502
        Other services                                                                  1,909               2,515
                                                                                -------------      --------------
                                                                                $      20,469      $       24,561
                                                                                =============      ==============
     Business segment profit (loss):
        Technical services                                                      $         213      $        1,313
        Information technology services                                                  (664)              1,371
        General corporate                                                                (945)             (1,160)
                                                                                -------------      --------------
            Operating income (loss)                                                    (1,396)              1,524
        Other income (expense), net                                                       137                  (7)
        Interest expense                                                                 (510)               (885)
                                                                                -------------      --------------
     Income (loss) from continuing operations
        before income taxes and cumulative effect of
        change in accounting principle                                          $      (1,769)     $          632
                                                                                =============      ==============


                                                                                  March 31,         December 31,
                                                                                    2002                2001
                                                                              ----------------   ------------------
                                                                                          (in thousands)
     Total assets:
        Technical services                                                      $      63,637      $     102,147
        Information technology services                                                24,284             30,877
        General corporate                                                              37,858             53,195
                                                                                -------------      -------------
                                                                                $     125,779      $     186,219
                                                                                =============      =============


6.   DISCONTINUED OPERATIONS - BUSINESSES DISTRIBUTED
     TO COMMON SHAREHOLDERS

     The results of operations for the Pipeline, Terminaling and Product Marketing businesses prior to the Distribution (See Note 1) are reflected in the accompanying condensed consolidated statements of income as "Income from discontinued operations - businesses distributed to common shareholders". The Pipeline and Terminaling operations are conducted through Kaneb Pipe Line Partners, L.P. ("KPP"), in which the Company owned an effective 2% general partner interest and 25% limited partner interest prior to the Distribution. A summary of operating results of the discontinued operations included in the Company's condensed consolidated financial statements for the three months ended March 31, 2001 is presented below (in thousands):

     Revenues:
        Pipeline and terminaling services                        $       48,069
        Product marketing services                                       88,352
                                                                 --------------
                                                                 $      136,421
                                                                 ==============
     Operating profit (loss):
        Pipeline and terminaling services                        $       18,294
        Product marketing services                                         (775)
        Distribution expenses                                              (250)
                                                                 --------------
                                                                 $       17,269
                                                                 ==============
        Income before income taxes, interest of outside
            non-controlling partners in KPP's net
            income and extraordinary item                        $       12,432
        Income taxes                                                     (1,258)
        Interest of outside non-controlling partners
            in KPP's net income                                          (9,658)
        Extraordinary loss on KPP debt extinguishment,
            net of income taxes and interest of outside
            non-controlling partners in KPP's net income                   (859)
                                                                 --------------
        Income from discontinued operations,
            net of income taxes                                  $          657
                                                                 ==============

     In March of 2001, a wholly-owned subsidiary of KPP entered into two contracts for the purpose of locking in interest rates on $100 million of anticipated ten-year public debt offerings. As the interest rate locks were not designated as hedging instruments pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS") No. 133, increases or decreases in the fair value of the contracts were recognized by KPP in results of operations on a current basis. On May 22, 2001, the contracts were settled resulting in an aggregate gain to KPP of $3.8 million.


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of March 31, 2002, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses for the three months ended March 31, 2002 is as follows (in thousands):

     Excess of cost over fair value of net assets of acquired
        businesses at December 31, 2001                           $      61,054
     Cumulative effect of change in accounting principle                (47,252)
                                                                  -------------
     Excess of cost over fair value of net assets of acquired
        businesses at March 31, 2002                              $      13,802
                                                                  =============

     The pro forma effects of the adoption of SFAS No. 142 on income (loss) from continuing operations is as follows (in thousands - except per share amounts):

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
     Reported income (loss) from continuing operations                          $     (46,183)     $          373
     Amortization of excess of cost over fair value of
        net assets of acquired businesses, net of income taxes                           -                    542
     Cumulative effect of change in accounting principle                               45,269                -
                                                                                -------------      --------------
     Adjusted income (loss) from continuing operations                          $        (914)     $          915
                                                                                =============      ==============

     Reported basic and diluted earnings (loss) per common
        share from continuing operations                                        $       (1.39)     $         -
     Amortization of excess of cost over fair value of
        net assets of acquired businesses, net of income taxes                            -                  0.01
     Cumulative effect of change in accounting principle                                 1.36                -
                                                                                -------------      --------------
     Adjusted basic and diluted earnings (loss) per common
        share from continuing operations                                        $       (0.03)     $         0.01
                                                                                =============      ==============


     Additionally, effective January 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144, which superceded SFAS No. 121, did not have a material impact on the condensed consolidated financial statements of the Company.

XANSER CORPORATION AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
--------------------------------------------------------------------------------

     This  discussion   should  be  read  in  conjunction   with  the  condensed
     consolidated financial statements of Xanser Corporation (the "Company") and notes thereto included elsewhere in this report.

     Operating Results:

     Technical Services

     This business segment provides specialized services, including underpressure leak sealing, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                         (in thousands)
    Revenues:
        United States                                                           $       7,252      $        9,734
        Europe                                                                         10,637              11,732
        Asia-Pacific                                                                    2,580               3,095
                                                                                -------------      --------------
            Total Revenues                                                      $      20,469      $       24,561
                                                                                =============      ==============

     Operating income (loss):
        United States                                                           $        (135)     $          611
        Europe                                                                            666               1,511
        Asia-Pacific                                                                      123                 157
        Headquarters                                                                     (441)               (966)
                                                                                -------------      --------------
               Total operating income                                           $         213      $        1,313
                                                                                =============      ==============
     Capital expenditures,
        excluding acquisitions                                                  $         631      $          805
                                                                                =============      ==============

     For the three months ended March 31, 2002, revenues from the technical services business decreased by $4.1 million, or 17%, when compared to the same 2001 period, due to the impact of the economic downturn on its business. In the United States, first quarter revenues decreased by $2.5 million, or 25%, compared to the same period in 2001, due to decreases in turnaround services. In Europe, first quarter revenues decreased by $1.1 million, or 9%, when compared to the same 2001 period, due to decreases in turnaround services and foreign currency exchange differences, partially offset by increases in leak sealing services. In Asia-Pacific, first quarter revenues decreased by $0.5 million, or 17%, compared to the same 2001 period, due to decreases in product sales, partially offset by increases in underpressure and turnaround services.

     Overall, technical services operating income decreased by $1.1 million, or 84%, for the three months ended March 31, 2002, compared to the three months ended March 31, 2001. In the United States, operating income decreased by $0.7 million, compared to the same period in 2001, primarily due to lower revenues, partially offset by a slight decrease in general and administrative costs. In Europe, operating income declined $0.8 million due to overall lower revenues and foreign currency exchange differences.

     Headquarters costs for the three months ended March 31, 2001 includes $0.5 million amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards "(SFAS") No. 142 "Goodwill and Other Intangible Assets" which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see Note 7 to condensed consolidated financial statements).


     Information Technology Services

     The information technology services group provides knowledge management services to the commercial (financial and insurance), government (federal, state, county and local) and healthcare sectors. The group focuses on evaluating customer's people (employees and customers), processes and technology to develop solutions that helps them achieve better outcomes and results. Services are tailored to the specific needs of the customers and include consulting, design, development, integration of third party hardware, maintenance, training and customer service of custom technology solutions.

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2002                2001
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues                                                                   $       7,699      $       11,331
                                                                                =============      ==============
     Operating income                                                           $        (664)     $        1,371
                                                                                =============      ==============
     Capital expenditures,
        excluding acquisitions                                                  $         693      $           59
                                                                                =============      ==============

     For the three months ended March 31, 2002, revenues decreased by $3.6 million, or 32%, when compared to the same 2001 period, due to lower service revenues and equipment sales. Service revenues decreased primarily due to lower voice and data service revenues from a large customer, partially offset by an overall increase in other service revenues. Revenues from equipment sales, furnished at the request of selected customers, decreased due to normal fluctuations in customer needs. For the three months ended March 31, 2002, operating income decreased by $2.0 million, when compared to the same 2001 period, due to lower overall revenues and planned investments in management, marketing and product development costs.

     Information technology services operating income for the three months ended March 31, 2001 includes $0.1 million amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted SFAS No. 142 which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see Note 7 to condensed consolidated financial statements).


     Interest Expense

     Interest expense decreased by $0.4 million in the first quarter of 2002, compared to the same period in 2001, due to overall lower levels of average borrowings combined with lower interest rates on borrowings.


     Liquidity and Capital Resources

     During the first three months of 2002, the Company's working capital requirements for operations and capital expenditures were funded through the use of existing cash and internally generated funds.

     Cash provided by (used in) operating activities from continuing operations was $1.5 million and ($1.5) million for the three months ended March 31, 2002 and 2001, respectively. The $3.0 million increase was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by decreases in revenues and operating income.

     Capital expenditures from continuing operations were $1.3 million for the three months ended March 31, 2002, compared to $0.9 million for the same 2001 period. The Company expects to fund maintenance capital expenditures with existing cash and anticipated cash flows from operations.

     On  March 1,  2002,  the  Company  purchased  $10.0  million  of its  8.75%
     subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures through 2007.

     On March 30, 2001, the Company's Series A Preferred Stock was redeemed for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost included a $0.4 million redemption premium, which was recognized as dividends and redemption premium applicable to preferred stock in the first quarter of 2001.

     Additional information related to the sources and uses of cash is presented in the condensed consolidated financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Recent Accounting Pronouncement

     The FASB has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $17.1 million at March 31, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $0.2 million.


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



                                        XANSER CORPORATION
                                        (Registrant)


Date:  May 15, 2002                               //s//
                                        ---------------------------------------
                                        Michael R. Bakke
                                        Controller