Form 10-Q
period 2002-06-30
XANSER CORP
filed 2002-08-14
CIK 54441

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

         Yes    X                                           No
             -------                                           -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                               Outstanding at July 31, 2002
---------------------                               ----------------------------
   No par value                                          31,704,114 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2002
--------------------------------------------------------------------------------



                                                                        Page No.
                           Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Statements of Operations - Three and
           Six Month Periods Ended June 30, 2002 and 2001                  1

         Condensed Consolidated Balance Sheets - June 30, 2002
           and December 31, 2001                                           3

         Condensed Consolidated Statements of Cash Flows - Six
           Months Ended June 30, 2002 and 2001                             4

         Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        18


                           Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                 18

XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
Revenues:
   Services                                          $      28,454   $      32,223    $      55,327  $       65,107
   Products                                                  3,959           6,501            5,254           9,509
                                                     -------------   -------------    -------------  --------------
         Total revenues                                     32,413          38,724           60,581          74,616
                                                     -------------   -------------    -------------  --------------
Costs and expenses:
   Operating costs                                          27,773          29,358           54,277          58,638
   Cost of products sold                                     3,833           5,795            5,064           8,472
   Depreciation and amortization                             1,019           1,276            1,903           2,527
   General and administrative                                  943             907            1,888           2,067
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses                           33,568          37,336           63,132          71,704
                                                     -------------   -------------    -------------  --------------

Operating income (loss)                                     (1,155)          1,388           (2,551)          2,912

Other income (expense), net                                    112            (161)             249            (168)
Interest expense                                              (408)           (811)            (918)         (1,696)
                                                     -------------   -------------    -------------  --------------
Income (loss) from continuing operations
   before income taxes and cumulative
   effect of change in accounting principle                 (1,451)            416           (3,220)          1,048
Income tax benefit                                             878             269            1,733              10
                                                     -------------   -------------    -------------  --------------
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                       (573)            685           (1,487)          1,058

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for goodwill (note 7)                             -              -              (45,269)          -
                                                     -------------   -------------    -------------  --------------
Income (loss) from continuing operations                      (573)            685          (46,756)          1,058

Income from discontinued operations -
   businesses distributed to common
   shareholders, net of income taxes                          -              2,766             -              3,423
                                                     -------------   -------------    -------------  --------------
Net income (loss)                                             (573)          3,451          (46,756)          4,481

Dividends and redemption premium
   applicable to preferred stock                              -              -                 -                493
                                                     -------------   -------------    -------------  --------------
Net income (loss) applicable to
   common stock                                      $        (573)  $       3,451    $     (46,756) $        3,988
                                                     =============   =============    =============  ==============




                 See notes to consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
Earnings (loss) per common share:
   Basic:
     Continuing operations:
       Before cumulative effect of change
         in accounting principle                     $       (.02)   $         .02    $       (.04)  $          .02
       Cumulative effect of change in
         accounting principle                                 -              -               (1.36)           -
                                                     ------------    ------------     ------------   --------------
                                                             (.02)             .02           (1.40)             .02
     Discontinued operations                                  -                .09             -                .11
                                                     ------------    -------------    ------------   --------------
                                                     $       (.02)   $         .11    $      (1.40)  $          .13
                                                     ============    =============    ============   ==============
   Diluted:
     Continuing operations:
       Before cumulative effect of change
         in accounting principle                     $       (.02)   $         .02    $       (.04)  $          .02
       Cumulative effect of change in
         accounting principle                                 -              -               (1.36)           -
                                                     ------------    -------------    ------------   --------------
                                                             (.02)             .02           (1.40)             .02
     Discontinued operations                                  -                .08             -                .10
                                                     ------------    -------------    ------------   --------------
                                                     $       (.02)   $         .10    $      (1.40)  $          .12
                                                     ============    =============    ============   ==============



                 See notes to consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            June 30,                December 31,
                                                                              2002                      2001
                                                                       -----------------         ------------------
                                                                           (Unaudited)
                   ASSETS
Current assets:
    Cash and cash equivalents                                              $      28,546             $       29,545
    Accounts receivable, trade                                                    34,826                     37,186
    Receivable from businesses distributed to common
      shareholders                                                                 7,568                     17,904
    Inventories                                                                    8,432                      8,942
    Prepaid expenses and other                                                     4,880                      7,532
    Current deferred income tax assets                                               102                      2,300
                                                                           -------------             --------------
       Total current assets                                                       84,354                    103,409
                                                                           -------------             --------------

Property and equipment                                                            36,699                     33,381
Less accumulated depreciation and amortization                                    24,397                     21,995
                                                                           -------------             --------------
     Net property and equipment                                                   12,302                     11,386
                                                                           -------------             --------------

Excess of cost over fair value of net assets
     of acquired businesses (note 7)                                              13,802                     61,054

Deferred income taxes and other assets                                            16,531                     10,370
                                                                           -------------             --------------
                                                                           $     126,989             $      186,219
                                                                           =============             ==============
     LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                      $       2,131             $        2,173
    Accounts payable                                                               4,204                      6,205
    Accrued expenses                                                              12,865                     13,159
    Accrued income taxes                                                           9,593                     10,083
                                                                           -------------             --------------
      Total current liabilities                                                   28,793                     31,620
                                                                           -------------             --------------

Long-term debt, less current portion:
    Technical services                                                            17,720                     17,871
    Parent company                                                                 9,930                     19,930
                                                                           -------------             --------------
         Total long-term debt, less current portion                               27,650                     37,801
                                                                           -------------             --------------

Other liabilities                                                                  1,571                      1,292

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                4,326                      4,270
    Additional paid-in-capital                                                   129,174                    128,744
    Treasury stock, at cost                                                      (24,575)                   (23,423)
    Retained earnings (accumulated deficit) (note 7)                             (34,835)                    11,921
    Accumulated other comprehensive income (loss)                                 (5,115)                    (6,006)
                                                                           -------------             --------------
         Total stockholders' equity                                               68,975                    115,506
                                                                           -------------             --------------
                                                                           $     126,989             $      186,219
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                  ---------------------------------
                                                                                      2002               2001
                                                                                  -------------      --------------
Operating activities:
  Income (loss) from continuing operations                                        $     (46,756)     $        1,058
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating activities:
       Depreciation and amortization                                                      1,903               2,527
       Deferred income taxes                                                             (1,696)                (60)
       Cumulative effect of change in accounting principle                               45,269               -
       Other, net                                                                           384                  28
       Changes in working capital components                                              2,737              (4,298)
                                                                                  -------------      --------------
       Operating activities of continuing operations                                      1,841                (745)
       Operating activities of discontinued operations                                   -                   59,798
                                                                                  -------------      --------------
         Net cash provided by operating activities                                        1,841              59,053
                                                                                  -------------      --------------

Investing activities:
   Capital expenditures                                                                  (2,181)             (2,035)
   Change in other assets, net                                                              346                (612)
   Investing activities of discontinued operations                                        -                (128,339)
                                                                                  -------------      --------------
       Net cash used in investing activities                                             (1,835)           (130,986)
                                                                                  -------------      --------------

Financing activities:
   Issuance of debt                                                                       2,238               1,409
   Payments on debt                                                                     (12,606)             (1,622)
   Preferred stock dividends and redemption premium paid                                  -                    (493)
   Common stock issued                                                                      479                 526
   Purchase of treasury stock                                                            (1,452)              -
   Redemption of preferred stock                                                          -                  (5,680)
   Decrease in receivable from businesses distributed
     to common shareholders                                                              10,336               -
   Financing activities of discontinued operations                                        -                  71,000
                                                                                  -------------      --------------
       Net cash provided by (used in) financing activities                               (1,005)             65,140
                                                                                  -------------      --------------

Decrease in cash and cash equivalents                                                      (999)             (6,793)
Cash and cash equivalents at beginning of period                                         29,545              20,517
                                                                                  -------------      --------------
Cash and cash equivalents at end of period                                        $      28,546      $       13,724
                                                                                  =============      ==============
Supplemental cash flow information:
   Cash paid for interest                                                         $       1,460      $        1,633
                                                                                  =============      ==============
   Cash paid for income taxes                                                     $         616      $          735
                                                                                  =============      ==============

                 See notes to consolidated financial statements.
                                        4

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its subsidiaries. On June 29, 2001, the Company distributed its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of shares of a new limited liability company, Kaneb Services LLC. As a result of the Distribution, the accompanying condensed consolidated financial statements reflect the operations of the pipeline, terminaling and product marketing businesses of the Company prior to June 29, 2001 as "Discontinued operations - businesses distributed to common shareholders". All significant intercompany transactions and balances are eliminated in consolidation.


     The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 2002 and the consolidated results of their operations and cash flows for the periods ended June 30, 2002 and 2001. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                          Three Months Ended                Six Months Ended
                                                                June 30,                        June 30,
                                                     -----------------------------    -----------------------------
                                                          2002            2001             2002           2001
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Net income (loss)                               $        (573)  $       3,451    $     (46,756) $        4,481
     Foreign currency translation
        adjustment                                           1,272            (393)             891          (1,264)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income (loss)                     $         699   $       3,058    $     (45,865) $        3,217
                                                     =============   =============    =============  ==============


3.   EARNINGS PER SHARE


     The following is a reconciliation of Basic and Diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                   Net               Common           Per-Share
                                                              Income (loss)          Shares             Amount
                                                             ---------------     ---------------   ----------------
     Three Months Ended June 30, 2002
     --------------------------------
         Basic earnings per share -
           Income (loss) from continuing
           operations applicable to common
           stock before cumulative effect
           of change in accounting principle                 $          (573)             33,379   $       (.02)
                                                                                                   ============
         Effect of dilutive securities                                   -                   -
                                                             ---------------     ---------------
         Diluted earnings per share -
           Income (loss) from continuing operations
           applicable to common stock before cumulative
           effect of change in accounting principle          $          (573)             33,379   $       (.02)
                                                             ===============     ===============   ============
     Three Months Ended June 30, 2001
     --------------------------------
         Basic earnings per share -
           Income from continuing
           operations applicable to
           common stock                                      $           685              31,175   $        .02
                                                                                                   ============
         Effect of dilutive securities                                   -                 2,887
                                                             ---------------     ---------------
         Diluted earnings per share -
              Income applicable to common stock              $           685              34,062   $        .02
                                                             ===============     ===============   ============

     Six Months Ended June 30, 2002
     ------------------------------
         Basic earnings per share -
           Income (loss) from continuing
           operations applicable to common
           stock before cumulative effect
           of change in accounting principle                 $        (1,487)             33,343   $       (.04)
                                                                                                   ============
         Effect of dilutive securities                                   -                   -
                                                             ---------------     ---------------
         Diluted earnings per share -
           Income (loss) from continuing
           operations applicable to common
           stock before cumulative effect
           of change in accounting principle                 $        (1,487)             33,343   $       (.04)
                                                             ===============     ===============   ============

     Six Months Ended June 30, 2001
     ------------------------------
         Income from continuing operations                   $         1,058
         Dividends and redemption premium
           applicable to preferred stock                                (493)
                                                             ---------------
         Basic earnings per share -
           Income from continuing
           operations applicable to
           common stock                                                  565              31,159   $        .02
                                                                                                   ============
         Effect of dilutive securities                                   -                 2,871
                                                             ---------------     ---------------
         Diluted earnings per share -
           Income applicable to common stock                 $           565              34,030   $        .02
                                                             ===============     ===============   ============

     As a result of the losses from continuing operations applicable to common stock for the three and six month periods ended June 30, 2002, all stock options and the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. Since the average market prices of the Company's common stock for the three and six month periods ended June 30, 2001 were in excess of outstanding option exercise prices, all outstanding options were considered dilutive at June 30, 2001. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earning per share for the three and six month periods ended June 30, 2001 because the effect of assumed conversion is anti-dilutive.


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

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $      22,171   $      24,105    $      42,640  $       48,666
        Information technology services                     10,242          14,619           17,941          25,950
                                                     -------------   -------------    -------------  --------------
                                                     $      32,413   $      38,724    $      60,581  $       74,616
                                                     =============   =============    =============  ==============
     Technical services segment revenues:
        Underpressure services                       $      10,018   $      10,052    $      19,982  $       19,596
        Turnaround services                                 10,398          12,405           18,994          24,907
        Other services                                       1,755           1,648            3,664           4,163
                                                     -------------   -------------    -------------  --------------
                                                     $      22,171   $      24,105    $      42,640  $       48,666
                                                     =============   =============    =============  ==============
     Business segment profit:
        Technical services                           $         974   $       1,200    $       1,187  $        2,513
        Information technology services                     (1,186)          1,095           (1,850)          2,466
        General corporate                                     (943)           (907)          (1,888)         (2,067)
                                                     -------------   -------------    -------------  --------------
           Operating income (loss)                          (1,155)          1,388           (2,551)          2,912
        Other income (expense), net                            112            (161)             249            (168)
        Interest expense                                      (408)           (811)            (918)         (1,696)
                                                     -------------   -------------    -------------  --------------
        Income (loss) from continuing
           operations before income taxes
           and cumulative effect of change
           in accounting principle                   $      (1,451)  $         416    $      (3,220) $        1,048
                                                     =============   =============    =============  ==============

                                                                                         June 30,      December 31,
                                                                                           2002           2001
                                                                                      ------------- -----------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                            $      64,716  $      102,147
        Information technology services                                                      21,379          30,877
        General corporate                                                                    40,894          53,195
                                                                                      -------------  --------------
                                                                                      $     126,989  $      186,219
                                                                                      =============  ==============


6.   DISCONTINUED OPERATIONS - BUSINESSES DISTRIBUTED TO COMMON SHAREHOLDERS


     The results of operations for the pipeline, terminaling and product marketing businesses prior to the Distribution (see Note 1) are reflected in the accompanying condensed consolidated statements of income as "Income from discontinued operations - businesses distributed to common shareholders". The pipeline and terminaling operations are conducted through Kaneb Pipe Line Partners, L.P. ("KPP"), in which the Company owned an effective 2% general partner interest and 25% limited partner interest prior to the Distribution (see Note 1). A summary of operating results of the discontinued operations included in the Company's condensed consolidated financial statements for the three and six month periods ended June 30, 2001 is presented below:

                                                                                 Three Months         Six Months
                                                                                     Ended               Ended
                                                                                 June 30, 2001       June 30, 2001
                                                                              ------------------  ----------------
                                                                                          (in thousands)
       Revenues:
         Pipeline and terminaling services                                      $        52,952    $        101,021
         Product marketing services                                                      98,879             187,231
                                                                                ---------------    ----------------
                                                                                $       151,831    $        288,252
                                                                                ===============    ================
       Operating profit:
         Pipeline and terminaling services                                      $        21,602    $         39,896
         Product marketing services                                                         511                (264)
         Distribution expenses                                                           (1,529)             (1,779)
                                                                                ---------------    ----------------
                                                                                $        20,584    $         37,853
                                                                                ===============    ================

       Income before income taxes, interest
         of outside non-controlling partners
         in KPP's net income and
         extraordinary item                                                     $        20,365    $         32,797
       Income taxes                                                                      (1,890)             (3,148)
       Interest of outside non-controlling
         partners in KPP's net income                                                   (15,709)            (25,367)
       Extraordinary loss on KPP debt
         extinguishment, net of income
         taxes and interest of outside non-
         controlling partners in KPP's
         net income                                                                      -                     (859)
                                                                                ---------------    ----------------
       Income from discontinued operations,
         net of income taxes                                                    $         2,766    $          3,423
                                                                                ===============    ================

7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of June 30, 2002, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses as of June 30, 2002 is as follows (in thousands):

     Excess of cost over fair value of net assets of acquired
        businesses at December 31, 2001                           $      61,054

     Cumulative effect of change in accounting principle
        recorded in the first quarter of 2002                           (47,252)
                                                                  -------------
     Excess of cost over fair value of net assets of acquired
        businesses at June 30, 2002                               $      13,802
                                                                  =============

     The pro forma effects of the adoption of SFAS No. 142 on income (loss) from continuing operations is as follows (in thousands - except per share amounts):

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
     Reported income (loss) from
        continuing operations                        $        (573)  $         685    $     (46,756) $        1,058
     Amortization of excess of cost
        over fair value of net assets
        of acquired businesses, net
        of income taxes                                       -                541             -              1,083
     Cumulative effect of change in
        accounting principle - adoption
        of new accounting standard
        for goodwill                                          -              -               45,269           -
                                                     -------------   -------------    -------------  --------------
     Adjusted income (loss) from
        continuing operations                        $        (573)  $       1,226    $      (1,487) $        2,141
                                                     =============   =============    =============  ==============

     Reported diluted earnings (loss)
        per common share from
        continuing operations                        $       (0.02)  $       0.02     $       (1.40) $        0.02
     Amortization of excess of cost over
        fair value of net assets of
        acquired businesses, net of
        income taxes                                          -              0.02              -              0.03
     Cumulative effect of change in
        accounting principle                                  -              -                 1.36           -
                                                     -------------   -------------    -------------  --------------
     Adjusted diluted earnings (loss)
        per common share from
        continuing operations                        $       (0.02)  $       0.04     $       (0.04) $        0.05
                                                     =============   ============     =============  =============


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

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2002             2001             2002            2001
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)
     Revenues:
         United States                             $     6,190     $     9,298      $      13,442   $       19,032
         Europe                                         13,480          12,337             24,117           24,069
         Asia-Pacific                                    2,501           2,470              5,081            5,565
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    22,171     $    24,105      $      42,640   $       48,666
                                                   ===========     ===========      =============   ==============
     Operating income:
         United States                             $      (456)    $       365      $        (591)  $          976
         Europe                                          1,740           1,874              2,406            3,385
         Asia-Pacific                                      100             (70)               223               87
         Headquarters                                     (410)           (969)              (851)          (1,935)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $       974     $     1,200      $       1,187   $        2,513
                                                   ===========     ===========      =============   ==============
     Capital expenditures,
         excluding acquisitions                    $       221     $       935      $         852   $        1,740
                                                   ===========     ===========      =============   ==============


     For the three months ended June 30, 2002, revenues for the technical services business decreased by $1.9 million, or 8%, when compared to the same 2001 period as improvements in Europe and Asia-Pacific were more than offset by declines in America. In the United States, second quarter revenues decreased by $3.1 million, or 33%, compared to the same period in 2001, due to decreases in leaksealing and turnaround services, partially offset by increases in other process plant services. In Europe, revenues increased by $1.1 million, or 9%, when compared to the second quarter of 2001 period, due to increases in leaksealing services and foreign currency exchange differences, partially offset by decreases in product sales. In Asia-Pacific, revenues increased slightly due to increases in product sales and foreign currency exchange differences, substantially offset by decreases in underpressure and turnaround services.

     For the six months ended June 30, 2002, revenues decreased by $6.0 million, or 12%, when compared to 2001, due to the impact of the economic downturn on its customers' business. Revenues in the United States decreased $5.6 million, or 29%, compared to 2001, due to decreases in underpressure and turnaround services, partially offset by increases in other process plant services. In Europe, revenues were flat as increases in leaksealing services and differences in foreign exchange rates more than offset decreases in turnaround services, other process services and product sales. Asia-Pacific revenues decreased $0.5 million, or 9%, compared to 2001, due to decreases in product sales, partially offset by increases in underpressure services and foreign currency exchange rates.

     Overall, technical services operating income decreased by $0.2 million, or 19%, for the three months ended June 30, 2002, when compared to the same 2001 period. In the United States, operating income decreased by $0.8 million, compared to the same period in 2001, due to the lower revenues. In Europe, operating income declined $0.1 million, or 7%, as a favorable pension cost adjustment recorded in the second quarter of 2001 was not totally offset by the margins resulting from increased revenues in 2002. In Asia-Pacific, operating income increased $0.2 million due to increased revenues and lower costs.

     Operating income decreased by $1.3 million, or 53%, for the six months ended June 30, 2002, when compared to the same 2001 period. In the United States, operating income decreased by $1.6 million, compared to the same period in 2001, due to the lower revenues. In Europe, operating income decreased by $1.0 million, or 29%, compared to the same 2001 period, due primarily to a favorable pension cost adjustment recorded in 2001. In Asia-Pacific, operating income increased $0.1 million, compared to the same 2001 period, due to higher operating margins, which more than offset lower revenues.

     Headquarters costs for the three and six month periods ended June 30, 2001 includes $0.5 million and $1.0 million, respectively, of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards "(SFAS") No. 142 "Goodwill and Other Intangible Assets" which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see Note 7 to condensed consolidated financial statements).

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

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2002             2001             2002            2001
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues                                      $    10,242     $    14,619      $      17,941   $       25,950
                                                   ===========     ===========      =============   ==============
     Operating income (loss)                       $    (1,186)    $     1,095      $      (1,850)  $        2,466
                                                   ===========     ===========      =============   ==============
     Capital expenditures,
         excluding acquisitions                    $       636     $       236      $       1,329   $          295
                                                   ===========     ===========      =============   ==============


     For the three and six month periods ended June 30, 2002, total revenues decreased $4.4 million, or 30%, and $8.0 million, or 31%, respectively, when compared to the same 2001 periods. Service revenues decreased in the second quarter and first half of 2002, compared to the same 2001 periods, primarily due to lower voice and data service revenues from a large customer, partially offset by increases in other service revenues. Revenues from equipment sales, furnished at the request of selected customers, decreased in the second quarter and first half of 2002, compared to the same 2001 periods, due to normal fluctuations in customer needs.

     Information technology services operating income decreased $2.3 million and $4.3 million for the three and six month periods ended June 30, 2002, respectively, compared to the same 2001 periods, due to lower revenues and planned investments in management, marketing and product development costs.

     Information technology services operating income for the three and six month periods ended June 30, 2002 includes $0.1 million and $0.2 million, respectively, of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted SFAS No. 142 which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see Note 7 to condensed consolidated financial statements).


     Interest Expense

     Interest expense decreased $0.4 million and $0.8 million for the three month and six month periods ended June 30, 2002, respectively, compared to the same periods in 2001, due to a decrease in debt levels (see "Liquidity and Capital Resources") combined with lower interest rates on borrowings.


     Liquidity and Capital Resources

     During the first six months of 2002, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Cash provided by operating activities from continuing operations was $1.8 million and ($0.7) million for the six months ended June 30, 2002 and 2001, respectively. The increase was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by decreases in revenues and operating income.

     Capital expenditures for continuing operations were $2.2 million for the six months ended June 30, 2002, compared to $2.0 million in 2001. The Company expects to fund maintenance capital expenditures in 2002 with existing cash and anticipated cash funds from operations.

     On August 13, 2002, a wholly-owned subsidiary of the Company entered into a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates, based on either the LIBOR rate or prime rate, has a commitment fee on the unused portion of the facility and contains certain financial and operational covenants with respect to the technical services group. The Loan Agreement matures in 2009 and is secured by substantially all of the tangible assets of the technical services group.

     On  March 1,  2002,  the  Company  purchased  $10.0  million  of its  8.75%
     subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures until 2008.

     On March 30, 2001, the Company's Series A Preferred Stock was redeemed for cash at the stated redemption price of $10.67 per share, plus accrued and unpaid dividends, for a total cost of approximately $6.1 million. The redemption cost includes a $0.4 million redemption premium, which was recognized as dividends and redemption premium applicable to preferred stock in the first quarter of 2001.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


     Recent Accounting Pronouncements

     The FASB has issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

     In April of 2002, the FASB issued SFAS No. 145, which, among other items, affects the income statement classification of gains and losses from early extinguishment of debt. Under SFAS No. 145, which must be adopted by the first quarter of 2003, early extinguishment of debt is now considered a risk management strategy, with resulting gains and losses no longer classified as an extraordinary item, unless the debt extinguishment meets certain unusual in nature and infrequency of occurrence criteria, which is expected to be rare. Upon adoption, companies must reclassify prior items that do not meet the new extraordinary item classification criteria as a component of operating income. Adoption of SFAS No. 145 will have no effect on the net income of the Company.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------


Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $17.7 million at June 30, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $0.2 million.


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

          10.1 Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, (the "Furmanite Loan Agreement"), filed as Exhibit 10.8 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1994; Exhibit 10.12 of the exhibits to the Registrant's Form 10-K for the year ended December 31, 1996;
               Exhibit 10.12 of the Registrant's Form 10-K for the year ended December 31, 1997; and, Exhibit 10.13 of the Registrant's Form 10-K for the year ended December 31, 1999, which exhibits are hereby incorporated by reference.

          10.2 Amendment and Restatement of the Furmanite Loan Agreement, filed herewith.


     (b)  Reports on Form 8-K

          None.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                          XANSER CORPORATION
                                          (Registrant)


Date:  August 14, 2002                          //s//
                                         ---------------------------------------
                                         Michael R. Bakke
                                         Controller

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    August 14, 2002.



                                               //s//
                                         ---------------------------------------
                                         John R. Barnes
                                         President and Chief Executive Officer



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    August 14, 2002.



                                              //s//
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)