Form 10-Q
period 2002-09-30
XANSER CORP
filed 2002-11-14
CIK 54441

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                  Yes       X                          No
                        ---------                          --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                            Outstanding at October 31, 2002
---------------------                            -------------------------------
     No par value                                        31,636,014 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------
                                                                        Page No.
                           Part I. Financial Information

Item 1.   Financial Statements (Unaudited)

          Consolidated Statements of Operations - Three and
             Nine Month Periods Ended September 30, 2002 and 2001          1

          Condensed Consolidated Balance Sheets - September 30, 2002
             and December 31, 2001                                         3

          Condensed Consolidated Statements of Cash Flows - Nine
             Months Ended September 30, 2002 and 2001                      4

          Notes to Consolidated Financial Statements                       5

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                13

Item 3.   Quantitative and Qualitative Disclosure About Market
             Risk                                                         18

Item 4.   Controls and Procedures                                         18


                           Part II. Other Information

Item 6.   Exhibits and Reports on Form 8-K                                18

XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
Revenues:
     Services                                        $      27,921   $      31,799    $      83,248  $       96,906
     Products                                                3,963           3,136            9,217          12,645
                                                     -------------   -------------    -------------  --------------
         Total revenues                                     31,884          34,935           92,465         109,551
                                                     -------------   -------------    -------------  --------------
Costs and expenses:
     Operating costs                                        27,444          28,388           81,721          87,026
     Cost of products sold                                   3,918           2,841            8,982          11,313
     Depreciation and amortization                             804           1,330            2,707           3,857
     General and administrative                                962             791            2,850           2,858
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses                           33,128          33,350           96,260         105,054
                                                     -------------   -------------    -------------  --------------

Operating income (loss)                                     (1,244)          1,585           (3,795)          4,497

Other income, net                                              103             882              352             714
Interest expense                                              (435)           (772)          (1,353)         (2,468)
                                                     -------------   -------------    -------------  --------------

Income (loss) from continuing operations
   before income taxes and cumulative
   effect of change in accounting principle                 (1,576)          1,695           (4,796)          2,743
Income tax benefit (expense)                                 1,145            (466)           2,878            (456)
                                                     -------------   -------------    -------------  --------------
Income (loss) from continuing operations
   before cumulative effect of change in
   accounting principle                                       (431)          1,229           (1,918)          2,287

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for goodwill (note 7)                             -              -              (45,269)          -
                                                     -------------   -------------    -------------  --------------

Income (loss) from continuing operations                      (431)          1,229          (47,187)          2,287

Income from discontinued operations -
   businesses distributed to common
   shareholders, net of income taxes                          -              -                 -              3,423
                                                     -------------   -------------    -------------  --------------
Net income (loss)                                             (431)          1,229          (47,187)          5,710

Dividends and redemption premium
   applicable to preferred stock                              -              -                 -                493
                                                     -------------   -------------    -------------  --------------
Net income (loss) applicable to
   common stock                                      $        (431)  $       1,229    $     (47,187) $        5,217
                                                     =============   =============    =============  ==============


                 See notes to consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------

 Earnings (loss) per common share:
   Basic:
     Continuing operations:
       Before cumulative effect of change
         in accounting principle                     $       (.01)  $          .04    $       (.06)  $          .06
       Cumulative effect of change in
         accounting principle                                 -              -               (1.37)           -
                                                     ------------    -------------    ------------   --------------
                                                             (.01)             .04           (1.43)             .06
     Discontinued operations                                  -              -                 -                .10
                                                     ------------    -------------    ------------   --------------
                                                     $       (.01)   $         .04    $      (1.43)  $          .16
                                                     ============    =============    ============   ==============
   Diluted:
     Continuing operations:
       Before cumulative effect of change
         in accounting principle                     $       (.01)   $         .04    $       (.06)  $          .05
       Cumulative effect of change in
         accounting principle                                 -              -               (1.37)           -
                                                     ------------    -------------    ------------   --------------
                                                             (.01)             .04           (1.43)             .05
     Discontinued operations                                  -              -                 -                .10
                                                     ------------    -------------    ------------   --------------
                                                     $       (.01)   $         .04    $      (1.43)  $          .15
                                                     ============    =============    ============   ==============



                 See notes to consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                           September 30,              December 31,
                                                                               2002                       2001
                                                                           -------------             --------------
                                                                           (Unaudited)
                   ASSETS
Current assets:
    Cash and cash equivalents                                              $      27,594             $       29,545
    Accounts receivable, trade                                                    32,886                     37,186
    Receivable from businesses distributed to
       common shareholders                                                         7,725                     17,904
    Inventories                                                                    8,675                      8,942
    Prepaid expenses and other                                                     4,647                      7,532
    Current deferred income tax assets                                               102                      2,300
                                                                           -------------             --------------
       Total current assets                                                       81,629                    103,409
                                                                           -------------             --------------

Property and equipment                                                            37,643                     33,381
Less accumulated depreciation and amortization                                    24,798                     21,995
                                                                           -------------             --------------
     Net property and equipment                                                   12,845                     11,386
                                                                           -------------             --------------
Excess of cost over fair value of net assets
     of acquired businesses (note 7)                                              13,802                     61,054

Deferred income taxes and other assets                                            17,634                     10,370
                                                                           -------------             --------------
                                                                           $     125,910             $      186,219
                                                                           =============             ==============
     LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                      $       1,856             $        2,173
    Accounts payable                                                               3,380                      6,205
    Accrued expenses                                                              14,576                     13,159
    Accrued income taxes                                                           9,584                     10,083
                                                                           -------------             --------------
      Total current liabilities                                                   29,396                     31,620
                                                                           -------------             --------------

Long-term debt, less current portion:
     Technical services                                                           17,633                     17,871
     Parent company                                                                9,930                     19,930
                                                                           -------------             --------------
         Total long-term debt, less current portion                               27,563                     37,801
                                                                           -------------             --------------
Other liabilities                                                                  1,751                      1,292

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                4,333                      4,270
    Additional paid-in-capital                                                   129,249                    128,744
    Treasury stock, at cost                                                      (26,130)                   (23,423)
    Retained earnings (accumulated deficit) (note 7)                             (35,266)                    11,921
    Accumulated other comprehensive income (loss)                                 (4,986)                    (6,006)
                                                                           -------------             --------------
         Total stockholders' equity                                               67,200                    115,506
                                                                           -------------             --------------
                                                                           $     125,910             $      186,219
                                                                           =============             ==============

                 See notes to consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                  ---------------------------------
                                                                                       2002               2001
                                                                                  -------------      --------------
Operating activities:
   Income (loss) from continuing operations                                       $     (47,187)     $        2,287
   Adjustments to reconcile income (loss) from continuing
     operations to net cash provided by operating activities:
       Depreciation and amortization                                                      2,707               3,857
       Deferred income taxes                                                             (2,827)               (107)
       Cumulative effect of change in accounting principle                               45,269               -
       Other, net                                                                           564                (317)
       Changes in working capital components                                              5,545              (7,235)
                                                                                  -------------      --------------
       Operating activities of continuing operations                                      4,071              (1,515)
       Operating activities of discontinued operations                                   -                   59,798
                                                                                  -------------      --------------
         Net cash provided by operating activities                                        4,071              58,283
                                                                                  -------------      --------------

Investing activities:
   Capital expenditures                                                                  (3,555)             (3,227)
   Change in other assets, net                                                              347                 (28)
   Investing activities of discontinued operations                                        -                (128,399)
                                                                                  -------------      --------------
       Net cash used in investing activities                                             (3,208)           (131,654)
                                                                                  -------------      --------------

Financing activities:
   Issuance of debt                                                                       2,303               5,470
   Payment of debt                                                                      (12,829)             (5,089)
   Preferred stock dividends and redemption premium paid                                  -                    (493)
   Issuance of common stock                                                                 540               1,078
   Purchase of treasury stock                                                            (3,007)              -
   Redemption of preferred stock                                                          -                  (5,680)
   Decrease in receivable from businesses distributed
     to common shareholders                                                              10,179              13,405
   Financing activities of discontinued operations                                        -                  71,000
                                                                                  -------------      --------------
       Net cash provided by (used in) financing activities                               (2,814)             79,691
                                                                                  -------------      --------------
Increase (decrease) in cash and cash equivalents                                         (1,951)              6,320
Cash and cash equivalents at beginning of period                                         29,545              20,517
                                                                                  -------------      --------------
Cash and cash equivalents at end of period                                        $      27,594      $       26,837
                                                                                  =============      ==============

Supplemental cash flow information:
   Cash paid for interest                                                         $       2,091      $        2,858
                                                                                  =============      ==============
   Cash paid for income taxes                                                     $         693      $          922
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


     The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 2002 and the consolidated results of their operations and cash flows for the periods ended September 30, 2002 and 2001. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


2.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -----------------------------    -----------------------------
                                                          2002            2001             2002           2001
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Net income (loss)                               $        (431)  $       1,229    $     (47,187) $        5,710
     Foreign currency translation
        adjustment                                             129             666            1,020            (598)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income (loss)                     $        (302)  $       1,895    $     (46,167) $        5,112
                                                     =============   =============    =============  ==============


3.   EARNINGS PER SHARE


     The following is a reconciliation of Basic and Diluted earnings (loss) per share from continuing operations before cumulative effect of change in accounting principle (in thousands, except for per share amounts):


                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per-Share
                                                               Income (loss)         Shares             Amount
                                                             ---------------     ---------------   ----------------
     Three Months Ended September 30, 2002
     -------------------------------------
         Basic earnings per share -
              Income (loss) from continuing
                operations applicable to common
                stock before cumulative effect
                of change in accounting principle            $          (431)             32,249   $       (.01)
                                                                                                   ============
         Effect of dilutive securities                                   -                   -
                                                             ---------------     ---------------
         Diluted earnings per share -
              Income (loss) from continuing
                operations applicable to common
                stock before cumulative effect
                of change in accounting principle            $          (431)             32,249   $       (.01)
                                                             ===============     ===============   ============

     Three Months Ended September 30, 2001
     -------------------------------------
         Basic earnings per share -
              Income from continuing
                operations applicable to
                common stock                                 $         1,229              33,111   $        .04
                                                                                                   ============
         Effect of dilutive securities                                   -                 1,235
                                                             ---------------     ---------------
         Diluted earnings per share -
              Income applicable to common stock              $         1,229              34,346   $        .04
                                                             ===============     ===============   ============
     Nine Months Ended September 30, 2002
     ------------------------------------
         Basic earnings per share -
              Income (loss) from continuing
                operations applicable to common
                stock before cumulative effect
                of change in accounting principle            $        (1,918)             32,976   $       (.06)
                                                                                                   ============

         Effect of dilutive securities                                   -                   -
                                                             ---------------     ---------------
         Diluted earnings per share -
              Income (loss) from continuing
                operations applicable to common
                stock before cumulative effect
                of change in accounting principle            $        (1,918)             32,976   $       (.06)
                                                             ===============     ===============   ============
     Nine Months Ended September 30, 2001
     ------------------------------------
         Income from continuing operations                   $         2,287
         Dividends and redemption premium
              applicable to preferred stock                             (493)
                                                             ---------------
         Basic earnings per share -
              Income from continuing
                operations applicable to
                common stock                                           1,794              32,252   $        .06
                                                                                                   ============
         Effect of dilutive securities                                   -                 1,874
                                                             ---------------     ---------------
         Diluted earnings per share -
              Income applicable to common stock              $         1,794              34,126   $        .05
                                                             ===============     ===============   ============

     As a result of the losses from continuing operations applicable to common stock for the three and nine month periods ended September 30, 2002, all stock options and the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. Since the average market prices of the Company's common stock for the three and nine month periods ended September 30, 2001 were in excess of outstanding option exercise prices, all outstanding options were considered dilutive at September 30, 2001. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earning per share for the three and nine month periods ended September 30, 2001 because the effect of assumed conversion was anti-dilutive.


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

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     ------------     ------------    ------------     ------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $     22,576     $     24,078    $     65,216     $     72,744
        Information technology services                     9,308           10,857          27,249           36,807
                                                     ------------     ------------    ------------     ------------
                                                     $     31,884     $     34,935    $     92,465     $    109,551
                                                     ============     ============    ============     ============
     Technical services segment revenues:
        Underpressure services                       $     10,254     $      9,698    $     30,236     $     29,294
        Turnaround services                                10,662           12,314          29,656           37,221
        Other services                                      1,660            2,066           5,324            6,229
                                                     ------------     ------------    ------------     ------------
                                                     $     22,576     $     24,078    $     65,216     $     72,744
                                                     ============     ============    ============     ============
     Business segment profit:
        Technical services                           $      1,062     $      1,639    $      2,249     $      4,152
        Information technology services                    (1,344)             737          (3,194)           3,203
        General corporate                                    (962)            (791)         (2,850)          (2,858)
                                                     ------------     ------------    ------------     ------------
           Operating income (loss)                         (1,244)           1,585          (3,795)           4,497

        Other income, net                                     103              882             352              714
        Interest expense                                     (435)            (772)         (1,353)          (2,468)
                                                     ------------     ------------    ------------     ------------
        Income (loss) from continuing
           operations before income taxes
           and cumulative effect of change
           in accounting principle                   $     (1,576)    $      1,695    $     (4,796)    $      2,743
                                                     ============     ============    ============     ============

                                                                                      September 30,    December 31,
                                                                                          2002            2001
                                                                                    --------------   ----------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                            $     66,265     $    102,147
        Information technology services                                                     20,545           30,877
        General corporate                                                                   39,100           53,195
                                                                                      ------------     ------------
                                                                                      $    125,910     $    186,219
                                                                                      ============     ============


6.   DISCONTINUED OPERATIONS - BUSINESSES DISTRIBUTED TO COMMON SHAREHOLDERS


     The results of operations for the pipeline, terminaling and product marketing businesses prior to the Distribution (see Note 1) are reflected in the accompanying consolidated statements of operations as "Income from discontinued operations - businesses distributed to common shareholders, net of income taxes". The pipeline and terminaling operations are conducted through Kaneb Pipe Line Partners, L.P. ("KPP"), in which the Company owned an effective 2% general partner interest and 25% limited partner interest prior to the Distribution. A summary of operating results of the discontinued operations included in the Company's condensed consolidated financial statements for the nine month period ended September 30, 2001 is presented below:

                                                                Nine Months
                                                                   Ended
                                                            September 30, 2001
                                                            -------------------
                                                               (in thousands)
       Revenues:
         Pipeline and terminaling services                  $           101,021
         Product marketing services                                     187,231
                                                            -------------------
                                                            $           288,252
                                                            ===================
       Operating profit:
         Pipeline and terminaling services                  $            39,896
         Product marketing services                                        (264)
         Distribution expenses                                           (1,779)
                                                            -------------------
                                                            $            37,853
                                                            ===================

       Income before income taxes, interest of outside
         non-controlling partners in KPP's net income
         and extraordinary item                             $            32,797
       Income taxes                                                      (3,148)
       Interest of outside non-controlling partners
         in KPP's net income                                            (25,367)
       Extraordinary loss on KPP debt extinguishment,
         net of income taxes and interest of outside
         non-controlling partners in KPP's net income                      (859)
                                                            -------------------
       Income from discontinued operations, net of
         income taxes                                       $             3,423
                                                            ===================


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of September 30, 2002, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses as of September 30, 2002 is as follows (in thousands):


     Excess of cost over fair value of net assets of acquired
        businesses at December 31, 2001                           $      61,054

     Cumulative effect of change in accounting principle
        recorded in the first quarter of 2002                           (47,252)
                                                                  -------------
     Excess of cost over fair value of net assets of acquired
        businesses at September 30, 2002                          $      13,802
                                                                  =============

     The pro forma effects of the adoption of SFAS No. 142 on income (loss) from continuing operations is as follows (in thousands - except per share amounts):

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2002           2001              2002           2001
                                                     -------------   -------------    -------------  --------------
     Reported income (loss) from
        continuing operations                        $        (431)  $       1,229    $     (47,187) $        2,287
     Amortization of excess of cost
        over fair value of net assets
        of acquired businesses, net
        of income taxes                                       -                540             -              1,623
     Cumulative effect of change in
        accounting principle - adoption
        of new accounting standard
        for goodwill                                          -              -               45,269           -
                                                     -------------   -------------    -------------  --------------
     Adjusted income (loss) from
        continuing operations                        $        (431)  $       1,769    $      (1,918) $        3,910
                                                     =============   =============    =============  ==============
     Reported diluted earnings (loss)
        per common share from
        continuing operations                        $       (0.01)  $       0.04     $       (1.43) $        0.05
     Amortization of excess of cost over
        fair value of net assets of
        acquired businesses, net of
        income taxes                                          -              0.01                 -           0.05
     Cumulative effect of change in
        accounting principle                                  -              -                 1.37           -
                                                     -------------   -------------    -------------  --------------
     Adjusted diluted earnings (loss)
        per common share from
        continuing operations                        $       (0.01)  $       0.05     $       (0.06) $        0.10
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


8.   LONG-TERM DEBT

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

                                                      Three Months Ended                   Nine Months Ended
                                                          September 30,                      September 30,
                                                   ---------------------------      ------------------------------
                                                      2002             2001             2002            2001
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues:
         United States                             $     5,333     $     8,726      $      18,775   $       27,758
         Europe                                         14,332          12,145             38,449           36,214
         Asia-Pacific                                    2,911           3,207              7,992            8,772
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    22,576     $    24,078      $      65,216   $       72,744
                                                   ===========     ===========      =============   ==============

     Operating income (loss):
         United States                             $      (755)    $       123      $      (1,346)  $        1,099
         Europe                                          1,885           1,940              4,291            5,325
         Asia-Pacific                                      377             524                600              611
         Headquarters                                     (445)           (948)            (1,296)          (2,883)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $     1,062     $     1,639      $       2,249   $        4,152
                                                   ===========     ===========      =============   ==============
     Capital expenditures,
         excluding acquisitions                    $       584     $       935      $       1,436   $        2,675
                                                   ===========     ===========      =============   ==============


     For the three months ended September 30, 2002, revenues for the technical services business decreased by $1.5 million, or 6%, when compared to the same 2001 period, as improvements in Europe business levels were more than offset by declines in America and Asia-Pacific. In the United States, third quarter revenues decreased by $3.4 million, or 39%, compared to the same period in 2001, due to decreases in leaksealing and turnaround services. In Europe, revenues increased by $2.2 million, or 18%, when compared to the second quarter of 2001 period, due to increases in leaksealing services and foreign currency exchange differences. In Asia-Pacific, revenues decreased by $0.3 million, or 9%, compared to 2001, due to decreases in turnaround services, partially offset by foreign exchange rates.

     For the nine months ended September 30, 2002, revenues decreased by $7.5 million, or 10%, when compared to 2001, due to the impact of the economic downturn on its customers' business. Revenues in the United States decreased by $9.0 million, or 32%, compared to 2001, due to decreases in underpressure and turnaround services. In Europe, revenues increased by $2.2 million, or 6%, compared to the same 2001 period, as increases in underpressure services and differences in foreign exchange rates more than offset decreases in turnaround services, other process services and product sales. Asia-Pacific revenues decreased by $0.8 million, or 9%, compared to 2001, due to decreases in product sales and turnaround services, partially offset by increases in underpressure services and foreign exchange rates.

     Overall, technical services operating income decreased by $0.6 million, or 35%, for the three months ended September 30, 2002, when compared to the same 2001 period. In the United States, operating income decreased by $0.9 million, compared to the same period in 2001, due to the lower level of business. In Europe, operating income declined slightly, as a favorable pension cost adjustment recorded in the third quarter of 2001 was not totally offset by the margins resulting from increased revenues in 2002. In Asia-Pacific, operating income decreased by $0.1 million due to the lower revenues.

     Operating income decreased by $1.9 million, or 46%, for the nine months ended September 30, 2002, when compared to the same 2001 period. In the United States, operating income decreased by $2.4 million, compared to the same period in 2001, due to the lower level of business. In Europe, operating income decreased by $1.0 million, compared to the same 2001 period, due primarily to favorable pension cost adjustments recorded in 2001.

     Headquarters costs for the three and nine month periods ended September 30, 2001 includes $0.5 million and $1.4 million, respectively, of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards "(SFAS") No. 142 "Goodwill and Other Intangible Assets" which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see Note 7 to condensed consolidated financial statements).


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

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                   ---------------------------      ------------------------------
                                                      2002             2001              2002             2001
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues                                      $     9,308     $    10,857      $      27,249   $       36,807
                                                   ===========     ===========      =============   ==============
     Operating income (loss)                       $    (1,344)    $       737      $      (3,194)  $        3,203
                                                   ===========     ===========      =============   ==============
     Capital expenditures,
         excluding acquisitions                    $       790     $       257      $       2,119   $          552
                                                   ===========     ===========      =============   ==============


     For the three and nine months ended September 30, 2002, revenues decreased by $1.5 million, or 14%, and $9.6 million, or 26%, respectively, when compared to the same 2001 periods. Service revenues decreased in the third quarter and first nine months of 2002, compared to the same 2001 periods, primarily due to lower communication-related installation service revenues from a large customer as a result of the economic downturn in the technology sector. Revenues from equipment sales, furnished at the request of selected customers, increased in the third quarter and decreased in the first nine months of 2002, compared to the same 2001 periods, respectively, due to normal fluctuations in customer needs.

     Information technology services operating income decreased by $2.1 million and $6.4 million for the three and nine month periods ended September 30, 2002, respectively, compared to the same 2001 periods, primarily due to the lower revenues and planned investments in management, marketing and product development costs.

     Information technology services operating income for the three and nine month periods ended September 30, 2001 includes $0.1 million and $0.3 million, respectively, of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted SFAS No. 142 which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see Note 7 to condensed consolidated financial statements).


     Interest Expense

     Interest expense decreased $0.3 million and $1.1 million for the three month and nine month periods ended September 30, 2002, respectively, compared to the same periods in 2001, due to a decrease in debt levels (see "Liquidity and Capital Resources") combined with lower interest rates on variable rate borrowings.


     Income Taxes

     Income tax benefit (expense) for the periods presented differs from the expected tax at statutory rates due primarily to different tax rates in the various state and foreign jurisdictions.


     Liquidity and Capital Resources

     During the first nine months of 2002, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Cash provided by (used in) operating activities from continuing operations was $4.1 million and ($1.5) million for the nine months ended September 30, 2002 and 2001, respectively. The increase during the first nine months of 2002, compared to the same 2001 period, was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by decreases in revenues and operating income.

     Capital expenditures for continuing operations were $3.6 million for the nine months ended September 30, 2002, compared to $3.2 million in 2001. The Company expects to fund maintenance capital expenditures in 2002 with existing cash and anticipated cash flows from operations.

     In connection with a stock repurchase plan authorized by the Company's Board of Directors, the Company purchased approximately 1,575,000 shares of the Company's common stock, at a cost of $3.0 million, during the nine months ended September 30, 2002. The stock purchases were funded with cash on hand.

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


     Recent Accounting Pronouncements

     In June of 2001,  the  FASB  issued  SFAS No.  143  "Accounting  for  Asset
     Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

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

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to its financial position or performance. Assuming variable rate debt of $19.5 million at September 30, 2002, a one percent increase in interest rates would increase annual net interest expense by approximately $0.2 million.


Item 4. Controls and Procedures

In its recent Release No. 34-46427, effective August 29, 2002, the SEC, among other things, adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Act of 1934 (the "Exchange Act"). While the Company believes that its disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures and to monitor ongoing developments in this area.

The principal executive officer and the principal financial officers of the Company have informed the Company that, based upon their evaluation within 90 days of the date of this filing of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange
Act), they have concluded that those disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls or in the other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor have any corrective actions with regard to significant deficiencies and material weaknesses been necessary.


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

          10.2 Amendment and Restatement of the Furmanite Loan Agreement, filed as Exhibit 10.2 of the exhibits to the Registrant's Form 10Q for the quarter ended June 30, 2002, which exhibit is hereby incorporated by reference.


     (b)  Reports on Form 8-K

          None.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



                                               XANSER CORPORATION
                                               (Registrant)


Date:  November 14, 2002                             //s//
                                               ---------------------------------
                                               Michael R. Bakke
                                               Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, John R. Barnes, Chief Executive Officer of Xanser Corporation certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Xanser Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; 3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report; 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

     d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e) Disclosed to the registrant's auditors and the audit committee of the board of directors:

          (i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f) Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.



Date:  November 14, 2002                         //s//
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Howard C. Wadsworth, Chief Financial Officer of Xanser Corporation certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Xanser Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the registrant's financial statements are fairly presented in conformity with generally accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

     d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

     e) Disclosed to the registrant's auditors and the audit committee of the board of directors:

          (i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial information required to be disclosed by the registrant in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

          (ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls and procedures for financial reporting; and

     f) Indicated in this report any significant changes in the registrant's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the registrant's internal controls and procedures for financial reporting.



Date:  November 14, 2002                          //s//
                                         -------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 14, 2002                          //s//
                                         -------------------------------------
                                         John R. Barnes
                                         President and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2002                          //s//
                                         -------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)