Form 10-K
period 2002-12-31
XANSER CORP
filed 2003-03-31
CIK 54441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5083
                               XANSER CORPORATION
             (Exact name of Registrant as specified in its Charter)

         Delaware                                                74-1191271
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

2435 North Central Expressway
Richardson, Texas                                                   75080
-------------------------------                              -------------------
(Address of principal executive offices)                         (zip code)

       Registrant's telephone number, including area code: (972) 699-4000

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
-------------------------------        -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. Yes X    No

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No X

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $58,527,999. This figure is estimated as of June 28, 2002, at which date the closing price of the registrant's Common Stock on the New York Stock Exchange was $1.82 per share, and assumes that only the Registrant's officers and directors were affiliates of the registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 21, 2003: 31,568,740.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12 and 13) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

                                     PART I

Item 1. Business

GENERAL

     Xanser Corporation ("Xanser" or the "Company") conducts its principal businesses in two industry segments, technical services and information technology services. The technical services and information technology services segments operate through subsidiaries of Furmanite Worldwide, Inc. and Xtria LLC, respectively. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see "Technical Services." Xtria LLC ("Xtria") is engaged in the information technology services industry and offers products and services that include application software, computer hardware, web hosted data processing, networking, consulting, and support services to the healthcare, financial, and insurance industries, and to agencies of the U.S. Government. Xtria also provides integration and consulting services to healthcare organizations implementing digital radiology imaging systems and software solutions to assist healthcare organizations with compliance with Health Insurance Portability and Accounting Act ("HIPAA") and other accreditation and training requirements. For additional information see "Information Technology Services."

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

     Xanser was incorporated in Delaware on January 23, 1953. The Company's principal operating office is located at 2435 North Central Expressway, Suite 700, Richardson, Texas 75080 and its telephone number is (972) 699-4000.


OPERATING SEGMENTS

     Financial information regarding the Company's operating segments and foreign operations is presented under the caption "Business Segment Data" in
Note 9 to the Company's consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.


TECHNICAL SERVICES

     The Furmanite group of companies offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite Worldwide, Inc. has evolved into an international service company that provides technical and technology solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970s and 1980s, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. The Company acquired Furmanite in 1991 to diversify the Company's operations and pursue international growth opportunities. For the year ended December 31, 2002, Furmanite's revenues and operating income were approximately $90.7 million and $3.6 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products and Services

     Furmanite provides on-line repairs of leaks ("leak sealing") in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2002, 2001 and 2000, under pressure services represented approximately 46%, 42% and 42%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 46%, 50% and 48%, respectively, and product sales and other industrial services represented approximately 8%, 8%, 10%, respectively, of Furmanite's revenues for each of such years.

     Furmanite's on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and/or patented and, the Company believes, they provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite holds approximately 200 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from April 2003 to December 2012. Furmanite's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials to effect the necessary repairs. These efforts are supported by an internal quality control group that works with the on-site technicians in crafting these materials.

Customers and Markets

     Furmanite's customer base includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 25 countries. Over 80% of Furmanite's revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers, while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants, and safety and environmental compliance requirements. No single customer accounted for more than 10% of this segment's consolidated revenue during any of the past three fiscal years.

     Furmanite believes that it is the most recognized brand in its industry. With its 65-year history, Furmanite's customer relationships are long-term and worldwide. Furmanite serves its customers from its Richardson, Texas worldwide headquarters and maintains a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Louisiana; Beaumont, Texas; Charlotte, North Carolina; Chicago, Illinois; Houston, Texas; Los Angeles, California; Merrillville, Indiana and Salt Lake City, Utah. Furmanite's worldwide operations are further supported by offices currently located in Australia (6 locations), Belgium, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom (6 locations) and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, South Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 2002 were 29% for the United States, 59% for Europe and 12% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the Company's consolidated financial statements.

     Furmanite's leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty claims during the three years ended December 31, 2002. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

Safety, Environmental and Other Regulatory Matters

     Many aspects of Furmanite's operations are subject to governmental regulation. Federal, state and local authorities of the U.S. and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite's services and which otherwise affect its operations. Further, because of its international operations, Furmanite is subject to a number of political and economic risks, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, Furmanite's services are paid, and its operations are typically funded, in the currency of the particular country in which its business activities are conducted. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


INFORMATION TECHNOLOGY SERVICES

     Xtria provides information technology services and related products to the healthcare industry, the financial industry, the insurance industry and to agencies of the U.S. Government. The segment's primary business is information technology services including application software, hardware, web hosted data processing, networking, consulting, and support services. For the year ended December 31, 2002 the information services segment's revenues and operating losses were $40.7 million and $3.8 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". A substantial portion of the revenues of this business segment is attributable to contracts with agencies of the U.S. Government. Xtria manages its businesses from its headquarters in Richardson, Texas, and maintains offices in Bryan, Texas; Chantilly, Manassas and McLean, Virginia; Burlington, Vermont; and Frederick, Maryland.

Application Software Services

     Xtria provides comprehensive application software services to the healthcare, financial and insurance industries, as well as to agencies of the U.S. Government. These services include consulting, design, software development, implementation, data processing, and on-going support and maintenance.

     Healthcare. Xtria's healthcare application software consists of: Insight, a comprehensive web-based enterprise wide policy and procedure management and risk analysis tool; Empower, a web-based educational tool for employee training and certification; and Encompass, a customer hosted software application that securely delivers applications from existing legacy systems to the customer's desktop via a standard web browser. These application software programs were initially developed to meet the patient data privacy requirements of HIPAA, but they also fulfill other risk management, training, and security needs of the healthcare industry. Xtria's healthcare application software enables these organizations to face the immediate challenges of patient data privacy and security, as well as maintaining compliance in the future and are designed for long term use by its customers.

     Financial and Insurance. Xtria's financial and insurance software, Insure, provides a comprehensive web-based risk management application to help financial institutions lower the cost of insuring the collateral pledged to their loan portfolios, to provide senior insurance executives with a reporting system to alert them of positive and negative early financial performance trends and to help reduce the costs and risks associated with timely and accurate compliance with state and federal regulatory reporting requirements. This application is linked with third party document imaging to create a paperless work environment. As part of its services, Xtria monitors, on behalf of its customers, the status of insurance coverage on automobiles pledged as loan collateral and flood insurance on homes. Xtria believes that the market for these applications is fragmented among a number of small competitors and that competition in this market is primarily based upon the quality of the services provided.

     U.S. Government. In the U.S. Government sector, Xtria provides web-enabled software applications and services for the Department of Health and Human Services. Xtria contracts for these services on renewable annual contracts based principally on its General Services Administration Schedule. The web-enabled software applications developed by Xtria include field research and program analysis tools, shared statistical analysis tools, and logistics coordination tools. The Company believes that the capabilities Xtria offers in web-related services with large database components offer opportunities for further expanding its market.

Digital Radiology Imaging Services

     Xtria provides consulting, design, implementation training and maintenance to healthcare organizations of digital radiology imaging systems, known as Picture Archival and Communication Systems ("PACS"). PACS are used in connection with digitally recorded images, such as magnetic resonance imaging, computer tomography scans, ultrasounds and digital x-rays, among others. Xtria provides technical support at every stage of the implementation of a PACS by healthcare organizations, including planning and feasibility studies, workflow design, specification development, procurement assistance, on-site technical supervision of PACS installers, quality assurance and acceptance testing. Xtria also assists the healthcare organizations with warranty and service issues that may arise with the manufacturer of the PACS components. Xtria personnel who perform the consulting services are highly trained electrical, biomedical, and clinical engineers.

     The integrated PACS communication network enables physicians to share studies and results electronically while the digital imaging technologies are expected to increase the throughput of imaging studies. The system also allows information to be shared between facilities, including international locations, through secure web-based and dedicated wide area connections. Beyond the benefits to patients and medical staff, the system reduces the costs associated with traditional, film-based radiology imaging, which requires processing, storing and distributing images in film libraries. Xtria also works with PACS providers, such as Fuji, General Electric and Phillips, in connection with the sale and installation of PACS, and for end users of the systems.

Network Services

     Xtria provides, as part of its information technology services, end-to-end data network services that include technical consulting services, third party telecommunications networks, system security and related networking equipment. Its principal network services customers are healthcare, financial, and insurance commercial customers and agencies of the U.S. Government. Xtria also provides installation and replacement services, training, software and hardware systems to these commercial sectors and government agencies.


ENVIRONMENTAL CONTROLS

     Many of the Company's operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations are in general compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities. See "Technical Services - Safety, Environmental and Other Regulatory Matters."


EMPLOYEES

     At December 31, 2002, the Company and its subsidiaries employed 1,082 persons. The Furmanite group of companies employed a total of 837 persons and 226 persons were employed by the Xtria group of companies. As of December 31, 2002, approximately 368 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes; however, there were no significant collective bargaining or other similar contracts covering the Furmanite employees in effect at that date. The Company considers relations with its employees to be good.


AVAILABLE INFORMATION

     The Company files annual, quarterly, and other reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). These reports and other information that the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain additional information about the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements, and other information regarding issuers that file electronically with the SEC.

     The Company also makes available free of charge on or through our Internet site (www.xanser.com) the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC.


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


Item 3. Legal Proceedings

     The Company was the Plaintiff in a legal proceeding involving malpractice issues with a professional service provider previously used by the Company. This matter was settled in December 2001 with a payment to the Company which, net of expenses, totaled $6.0 million and is included in other income (expense) in the accompanying 2001 consolidated statements of income.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2002.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     Shares of the Company Common Stock are listed and traded principally on the New York Stock Exchange ("NYSE"), under the symbol XNR. Prior to the Distribution of KSL on June 29, 2001, the Company's Common Stock was traded on the NYSE under the symbol KAB. At March 21, 2003, there were approximately 4,000 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                                        Quoted Stock Prices          Quoted Stock Prices
                                                              for KAB                      for XNR
                                                     ------------------------     ------------------------
              Calendar Year                           High               Low       High               Low
              ----------------------                 ------             -----     ------             -----
              2001:
                First Quarter                         $6.50             $5.69       NA                NA
                Second Quarter                         7.75              5.56       NA                NA
                Third Quarter                          NA                NA        $3.13             $1.88
                Fourth Quarter                         NA                NA         2.25              1.81

              2002:
                First Quarter                          NA                NA         2.76              1.87
                Second Quarter                         NA                NA         3.45              1.80
                Third Quarter                          NA                NA         2.01              1.25
                Fourth Quarter                         NA                NA         1.98              1.25

              2003:
                First Quarter                          NA                NA         1.89              1.33
                  (through March 21, 2003)

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

                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              2002          2001           2000            1999           1998
                                           ----------     ---------      ----------     ----------      ----------
Income Statement Data:
Revenues............................       $  131,436     $ 144,704      $  127,641     $  135,433      $  135,825
                                           ==========     =========      ==========     ==========      ==========
Operating income (loss).............       $   (4,207)    $   5,429      $    4,102     $   (4,566)     $    3,335
                                           ==========     =========      ==========     ==========      ==========
Income (loss) from continuing
   operations before income taxes
   and cumulative effect of change
   in accounting principle..........       $   (5,511)    $   9,349      $      889     $   (8,057)     $     (791)

Income tax benefit (expense)........            3,269        13,039           5,894         38,507            (473)
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations before cumulative
   effect of change in accounting
   principle........................           (2,242)       22,388           6,783         30,450          (1,264)

Cumulative effect of change in
   accounting principle-adoption
   of new accounting standard, net
   of income taxes..................          (45,269)          -               -              -              -
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations.......................          (47,511)       22,388           6,783         30,450          (1,264)

Income from discontinued operations
   - businesses distributed to common
   shareholders                                   -           3,337          10,386         28,459          14,840
                                           ----------     ---------      ----------     ----------      ----------
Net income (loss)...................       $  (47,511)    $  25,725      $   17,169     $   58,909      $   13,576
                                           ==========     =========      ==========     ==========      ==========
Per Share Data:
Earnings (loss) per common share:
   Basic:
     Continuing operations:
       Before cumulative effect of
         change in accounting
         principle..................       $   (0.07)     $    0.68      $     0.20     $     0.95      $   (0.06)
       Cumulative effect of change
         in accounting principle....           (1.38)           -               -              -              -
                                           ---------      ---------      ----------     ----------      ----------
                                               (1.45)          0.68            0.20           0.95          (0.06)
     Discontinued operations........              -            0.10            0.33           0.91           0.47
                                           ----------     ---------      ----------     ----------      ---------
                                           $   (1.45)     $    0.78      $     0.53     $     1.86      $    0.41
                                           =========      =========      ==========     ==========      =========
   Diluted:
     Continuing operations:
       Before cumulative effect of
         change in accounting
         principle..................       $   (0.07)     $    0.64      $     0.19     $     0.92      $   (0.06)
       Cumulative effect of change
         in accounting principle....           (1.38)           -               -              -              -
                                           ---------      ---------      ----------     ----------      ----------
                                               (1.45)          0.64            0.19           0.92          (0.06)
     Discontinued operations........              -            0.10            0.31           0.87           0.47
                                           ---------      ---------      ----------     ----------      ---------
                                           $   (1.45)     $    0.74      $     0.50     $     1.79      $    0.41
                                           =========      =========      ==========     ==========      =========



                                                                       December 31,
                                           -----------------------------------------------------------------------
                                              2002          2001           2000            1999           1998
                                           ----------     ---------      ----------     ----------      ----------
Balance Sheet Data:
Cash and cash equivalents...........       $   25,624     $  29,545      $   20,517     $   14,516      $    7,264
Working capital.....................           47,055        71,789          81,185         42,191          18,709
Total assets........................          127,647       186,219         226,643        219,540         158,796
Long-term debt......................           28,409        37,801          39,593         44,223          43,958
Stockholders' equity................           61,549       115,506         166,039        144,803          87,445


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

     The Company's continuing operations are conducted through two business segments, technical services and information technology services.


CONSOLIDATED RESULTS OF OPERATIONS

                                                                         Year Ended December 31,
                                                              --------------------------------------------
                                                                 2002             2001            2000
                                                              -----------     -----------      -----------
                                                                             (in thousands)
Revenues..................................................    $   131,436     $   144,704      $  127,641
                                                              ===========     ===========      ==========
Operating income (loss)...................................    $    (4,207)    $     5,429      $    4,102
                                                              ===========     ===========      ==========

Income (loss) from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle................................    $    (5,511)    $     9,349      $      889
                                                              ===========     ===========      ==========
Net income (loss):
   Continuing operations..................................    $   (47,511)    $    22,388      $    6,783
   Discontinued operations - businesses
     distributed to common shareholders...................            -             3,337          10,386
                                                              -----------     -----------      ----------
      Net income (loss)...................................    $   (47,511)    $    25,725      $   17,169
                                                              ===========     ===========      ==========
Capital expenditures from continuing operations,
   excluding acquisitions.................................    $     5,504     $     4,625      $    2,690
                                                              ===========     ===========      ==========


     For the year ended December 31, 2002, revenues decreased by $13.3 million, or 9%, when compared to 2001, due to a $7.7 million decrease in revenues from the information technology services business and a $5.6 million decrease in revenues from the technical services business. Operating income decreased by $9.6 million in 2002, when compared to 2001, due primarily to a $7.4 million decrease in operating income from the information technology services business and a $2.0 million decrease in operating income from the technical services business. Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle decreased by $14.9 million, compared to 2001, due to the decrease in operating income and the 2001 recognition of $6.0 million of other income, net of expenses, from a legal proceeding, partially offset by a decrease in interest expense. Income (loss) from continuing operations was ($47.5) million for the year ended December 31, 2002 and includes a charge of $45.3 million for (net of income taxes) the cumulative effect of a change in accounting principle-adoption of new accounting standard for goodwill (see "Critical Accounting Policy").

     For the year ended December 31, 2001, revenues increased by $17.1 million, or 13%, when compared to 2000, due to a $12.9 million increase in revenues from the information technology services business and a $4.2 million increase in revenues from the technical services business. Operating income increased by $1.3 million, or 32%, in 2001, compared to 2000, due to a $2.5 million decrease in general and administrative expenses due to lower costs in the second half of the year as a result of the Distribution and a non-cash charge of $1.4 million in 2000 for increases in the estimated redemption value of a preferred stock series, partially offset by a $0.7 million decrease in technical services operating income and a $0.5 million decrease in information technology services operating income. Income from continuing operations before income taxes and cumulative effect of change in accounting principle increased by $8.5 million in 2001, compared to 2000, due to the recognition of $6.0 million of other income, net of expenses, from the resolution of a legal proceeding in 2001 and the $2.5 million decrease in general and administrative expenses. Income from continuing operations was $22.4 million for the year ended December 31, 2001 and includes $18.1 million in income tax benefits resulting from the recapitalization of a foreign subsidiary.


TECHNICAL SERVICES

     The Company's technical services business is conducted through its Furmanite group of subsidiaries. Furmanite provides specialized services, including leak sealing under pressure, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industries worldwide.

                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                2002            2001            2000
                                                              ---------      ---------        -------
                                                                           (in thousands)
  Revenues:
     United States........................................    $  26,199      $  35,788       $ 31,743
     Europe...............................................       53,186         48,554         50,446
     Asia-Pacific.........................................       11,362         11,979          9,953
                                                              ---------      ---------       --------
                                                              $  90,747      $  96,321       $ 92,142
                                                              =========      =========       ========
  Operating income (loss):
     United States........................................    $  (1,562)     $   1,306       $  1,624
     Europe...............................................        5,990          7,011          6,997
     Asia-Pacific.........................................        1,007            879            862
     Headquarters.........................................       (1,855)        (3,615)        (3,163)
                                                              ---------      ---------       --------
                                                              $   3,580      $   5,581       $  6,320
                                                              =========      =========       ========
  Capital expenditures, excluding acquisitions............    $   2,912      $   3,331       $  2,160
                                                              =========      =========       ========


     For the year ended December 31, 2002, technical services revenues decreased by $5.6 million, or 6%, when compared to 2001, due to the impact of the economic downturn on its customers' business, particularly in the United States. In the United States, revenues decreased by $9.6 million, or 27%, compared to 2001, due to decreases in turnaround and underpressure services. In Europe, revenues increased $4.6 million, or 10%, compared to 2001, due to increases in underpressure services and differences in foreign currency exchange rates, partially offset by decreases in turnaround and other process services. Asia-Pacific revenues decreased $0.6 million, or 5%, compared to 2001, due to decreases in turnaround services and product sales, partially offset by differences in foreign exchange rates. Overall, 2002 technical services operating income decreased by $2.0 million, or 36%, compared to 2001. In the United States, operating income decreased by $2.9 million, compared to 2001, due to the lower levels of business. In Europe, operating income decreased by $1.0 million, compared to 2001, as favorable pension cost adjustments recorded in 2001 were not totally offset by the margins resulting from increased revenues in 2002. In Asia-Pacific, operating income increased $0.1 million, compared to 2001, due to increases in operating margins, which more than offset the lower revenues.

     Headquarters costs for 2001 and 2000 include $1.9 million and $2.0 million, respectively, of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards "(SFAS") No. 142 "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see "Critical Accounting Policy").

     For the year ended December 31, 2001, technical services revenues increased by $4.2 million, or 5%, compared to 2000. In the United States, revenues increased by $4.1 million, or 13%, compared to 2000, due to increases in turnaround and leak sealing services. In Europe, revenues decreased by $1.9 million, or 4%, compared to 2000, due to differences in foreign currency exchange  rates  and lower  levels of fire  protection  services  in the  United
Kingdom. In Asia Pacific, revenues increased by $2.0 million, or 20%, compared to 2000, due to increases in turnaround services in Australia and Singapore and increases in product sales in Australia. Overall, 2001 operating income decreased by $0.7 million in 2001, compared to 2000, due to slightly lower operating margins in the United States and increases in general and administrative expenses due to planned investments in management, marketing and product development costs.


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

                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                2002            2001           2000
                                                              ---------      ---------      ---------
                                                                           (in thousands)
  Revenues................................................    $  40,689      $  48,383      $  35,499
                                                              =========      =========      =========
  Operating income (loss).................................    $  (3,796)     $   3,651      $   4,134
                                                              =========      =========      =========
  Capital expenditures, excluding acquisitions............    $   2,592      $   1,294      $     530
                                                              =========      =========      =========


     For the year ended December 31, 2002, revenues decreased by $7.7 million, or 16%, when compared to 2001, due to decreases in both service revenues and equipment sales. The decrease in service revenues is due primarily to lower communication-related installation revenues from a large customer as a result of the economic downturn in the technology industry. Revenues from equipment sales, furnished at the request of selected customers, decreased slightly due to normal fluctuations in customer needs. Overall, 2002 operating income decreased by $7.4 million, when compared to 2001, due to the lower revenues and planned investments in management, marketing and product development costs.

     Information technology services operating income for 2001 and 2000 includes $0.4 million and $0.2 million, respectively, of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see "Critical Accounting Policy").

     For the year ended December 31, 2001, revenues increased by $12.9 million, or 36%, compared to 2000, due to increases in service revenues and the November 2000 acquisition of a cabling and communications business. 2001 operating income decreased by $0.5 million, or 12%, compared to 2000, as increases in services operating results were more than offset by planned investments in management, marketing and product development costs.

INTEREST EXPENSE

     For the year ended December 31, 2002, interest expense decreased by $1.7 million, compared to 2001, due to decreases in debt levels resulting from the March 1, 2002 purchase of $10 million of 8.75% subordinated debentures (see "Liquidity and Capital Resources"), and lower interest rates on variable rate debt.

     For the year ended December 31, 2001, interest expense decreased by $0.4 million, compared to 2000, due to decreases in debt levels and lower interest rates on variable rate debt.


INCOME TAXES

     Income tax benefit for the periods presented differs from the expected tax at statutory rates due primarily to different tax rates in the various state and foreign jurisdictions.

     For the year ended December 31, 2001, income from continuing operations includes $18.1 million in income tax benefits resulting from the recapitalization of a foreign subsidiary. Additionally, income taxes for the years ended December 31, 2001, and 2000 include benefits of $0.6 million and $1.1 million, respectively, related to favorable developments pertaining to certain state and foreign income tax issues.

     For the year ended December 31, 2000, the Company recognized $6.3 million of expected benefits from prior years' tax losses (change in valuation allowance) that were available to offset future taxable income. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of net operating loss carryforwards ("NOLs") among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution in June 2001, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($38.8 million), which were utilized to offset federal income taxes resulting from the Distribution, were charged directly to stockholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of continuing operations was $3.5 million, $3.1 million and $8.8 million during the years 2002, 2001 and 2000, respectively. The increase in 2002, compared to 2001, was due primarily to normal changes in working capital requirements resulting from the timing of cash receipts and disbursements, partially offset by overall decreases in revenues and operating income. The decrease in 2001, compared to 2000, was due primarily to increases in working capital requirements in the expanded information technology services business.

     Capital expenditures for continuing operations were $5.5 million, $4.6 million and $2.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. Consolidated capital expenditures for 2003 have been budgeted at $4 million to $6 million, depending on the economic environment and the needs of the business. Capital expenditures (excluding acquisitions) in 2003 are expected to be funded from existing cash and anticipated cash flows from operations.

     In connection with a stock repurchase plan authorized by the Company's Board of Directors, the Company purchased in 2002 and 2000 approximately 1,744,000 shares and 306,300 shares, respectively, of the Company's common stock, at a cost of $3.3 million and $1.5 million, respectively. The stock purchases were funded with cash on hand.

     At December 31, 2002, $16.3 million was outstanding under a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (3.12% at December 31, 2002), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group. During the fourth quarter of 2002, the technical services group replaced a significant number of its vehicle capital leases with new capital leases containing more favorable economic terms and the bank modified, subsequent to December 31, 2002, the capital expenditure financial covenant for the fourth quarter of 2002 to allow for these new leases. The Loan Agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Company's 8.75% subordinated debentures ($9.9 million outstanding at December 31, 2002) are convertible into shares of the Company's common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures through 2007.

     At December 31, 2002, annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, were as follows: $0.7 million; $0.6 million; $0.4 million; $0.4 million; and $0.3 million; respectively, for each of the five years ending December 31, 2007.

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

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

     Additional information related to the sources and uses of cash is presented in the financial statements included in this report.


CRITICAL ACCOUNTING POLICIES

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements.

     Critical accounting policies are those that are most important to the portrayal to our financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, the impairment of excess of cost over fair value of net assets of acquired businesses and income taxes.

     The Company's information technology services segment includes revenue recognized under multiple element arrangements with its customers, which requires the use of significant judgments and estimates by management. The accounting policies for revenue recognition in the information technology services segment comply with AICPA Statement of Position No. 97-2 "Software Revenue Recognition" (SOP No. 97-2). SOP No. 97-2 requires revenue to be recognized only after software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP No. 97-2 also requires the unbundling of multiple elements and the allocation of pricing to each element based upon vendor specific objective evidence of fair value. In addition, the information technology services segment's revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of December 31, 2002, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2002, no additional impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company.

     At December 31, 2002, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss and alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards expire, if unused, in varying amounts and dates from 2006 to 2022 and the alternative minimum tax credit carryforwards have no expiration date (see Note 2 to the Company's Consolidated Financial Statements). Under SFAS No. 109, the Company periodically evaluates the realizability of its deferred tax assets from future operations. Such evaluations must consider various factors, including estimates of future taxable income growth and the expiration periods of net operating loss carryforwards, and conclude that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Additionally, the utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that a valuation allowance against the net deferred tax asset might be required, which could have a material effect on the results of operations of the Company.


RECENT ACCOUNTING PRONOUNCEMENTS

     In July of 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

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

     In July of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 to be recorded when they are both incurred and can be measured at fair value. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been adopted. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. The Company will continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to
Employees" and has provided the required disclosures in its consolidated financial statements.

     In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.


Item 7(a). Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios and fluctuations in foreign currency.

     The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $17.3 million at December 31, 2002, a one percent increase in interest rates would increase interest expense by approximately $0.2 million.

     A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. Foreign currency gains and losses included in the consolidated statement of income for the year ended December 31, 2002 were not significant.


Item 8. Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

     The information required by Items 10, 11, 12 and 13 of Form 10-K are hereby incorporated by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2002.

Item 14. Controls and Procedures.

     Included in its recent Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While management believes that the Company's existing disclosure controls and procedures have been effective to accomplish these objectives, it intends to continue to examine, refine and formalize the Company's disclosure controls and procedures and to monitor ongoing developments in this area.

     The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and Rule 15d-14(c)) as of a date within 90 days before the filing date of this Report, have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     There have been no changes in the Company's internal controls or in other factors known to management that could significantly affect those internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                                                          Beginning
(a)(1)    Financial Statements                                                                               Page

          Set forth below are financial statements appearing in this report.

          Xanser Corporation and Subsidiaries Financial Statements:
             Independent Auditors' Report........................................................           F - 1
             Consolidated Statements of Income - Three Years Ended
               December 31, 2002, 2001 and 2000..................................................           F - 2
             Consolidated Balance Sheets - December 31, 2002 and 2001............................           F - 4
             Consolidated Statements of Cash Flows - Three Years Ended
               December 31, 2002, 2001 and 2000..................................................           F - 5
             Consolidated Statements of Changes in Stockholders'
               Equity - Three Years Ended December 31, 2002, 2001 and 2000.......................           F - 6
             Notes to Consolidated Financial Statements..........................................           F - 7


(a)(2)    Financial Statement Schedules

          Set forth are the financial statement schedules appearing in this report.

          Schedule I - Xanser Corporation (Parent Company) Condensed Financial Statements:
             Statements of Income - Three Years Ended December 31, 2002, 2001 and 2000...........           F - 27
             Balance Sheets - December 31, 2002 and 2001.........................................           F - 28
             Statements of Cash Flows - Three Years Ended
               December 31, 2002, 2001 and 2000..................................................           F - 29

          Schedule II - Xanser Corporation Valuation and Qualifying Accounts -
             Three Years Ended December 31, 2002, 2001 and 2000..................................           F - 30

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

         4.1 Certificate of Designation, Preferences and Rights related to the Registrant's Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant's 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

         4.2 Indenture between Moran Energy Inc. ("Moran") and First City National Bank of Houston ("First City"), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran's Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

         4.3 First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.5 above, filed as Exhibit 4.7 of the Registrant's Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

        10.1* Xanser Corporation (formerly Kaneb Services, Inc.) Savings Investment Plan, as amended, filed as Exhibit 4.10 of the exhibits to the Registrant's Registration Statement on Form S-8 ("Form S-8") (S.E.C. File No. 33-41295) as Exhibit 4.1 to the exhibits of the Registrant's Form S-8 (S.E.C. File No.
               333-14067), and as Exhibit 4.9 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 333-83968), which exhibits are hereby incorporated by reference.

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

        10.10* Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant's Form 10-K for the year ended
               December 31, 1996, which exhibit is hereby incorporated by reference.

        10.11* Form of Indemnification Agreement, filed as Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 1999, which exhibit is hereby incorporated by reference.

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

        23     Consent of KPMG LLP, filed herewith.

        99.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 28, 2003, filed herewith.

        99.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 28, 2003, filed herewith.

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

     (b)  Reports on Form 8-K

          None.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Xanser Corporation:

We have audited the consolidated financial statements of Xanser Corporation and its subsidiaries as listed in the index appearing under Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in 2002.


                                        KPMG LLP


Dallas, Texas
February 25, 2003

                       XANSER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2002              2001               2000
                                                               --------------     --------------    ---------------
Revenues:
    Services...............................................    $  114,659,000     $  127,421,000    $   110,440,000
    Products...............................................        16,777,000         17,283,000         17,201,000
                                                               --------------     --------------    ---------------
      Total revenues.......................................       131,436,000        144,704,000        127,641,000
                                                               --------------     --------------    ---------------

Costs and expenses:
    Operating costs........................................       112,159,000        114,735,000         96,341,000
    Cost of products sold..................................        15,828,000         15,529,000         15,749,000
    Depreciation and amortization..........................         3,665,000          5,208,000          5,097,000
    General and administrative.............................         3,991,000          3,803,000          6,352,000
                                                               --------------     --------------    ---------------
      Total costs and expenses.............................       135,643,000        139,275,000        123,539,000
                                                               --------------     --------------    ---------------

Operating income (loss)....................................        (4,207,000)         5,429,000          4,102,000

Interest income............................................           460,000            665,000            909,000
Other income (expense).....................................              -             6,741,000           (239,000)
Interest expense...........................................        (1,764,000)        (3,486,000)        (3,883,000)
                                                               --------------     --------------    ---------------
Income (loss) from continuing operations before
    income taxes and cumulative effect of change in
    accounting principle...................................        (5,511,000)         9,349,000            889,000

Income tax benefit.........................................         3,269,000         13,039,000          5,894,000
                                                               --------------     --------------    ---------------
Income (loss) from continuing operations before cumulative
    effect of change in accounting principle...............        (2,242,000)        22,388,000          6,783,000
Cumulative effect of change in accounting principle -
    adoption of new accounting standard for goodwill,
    net of income taxes....................................       (45,269,000)              -                 -
                                                               --------------     --------------    ---------------
Income (loss) from continuing operations...................       (47,511,000)        22,388,000          6,783,000
Income from discontinued operations - businesses
    distributed to common shareholders, net of
    income taxes...........................................              -             3,337,000         10,386,000
                                                               --------------     --------------    ---------------
      Net income (loss)....................................       (47,511,000)        25,725,000         17,169,000

Dividends and redemption premium applicable to
    preferred stock........................................              -               493,000            479,000
                                                               --------------     --------------    ---------------
Net income (loss) applicable to common stock...............    $  (47,511,000)    $   25,232,000    $    16,690,000
                                                               ==============     ==============    ===============



                See notes to consolidated financial statements.

                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2002              2001               2000
                                                               --------------     --------------    ---------------
Earnings (loss) per common share:
    Basic:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle.............................    $       (0.07)     $         0.68    $          0.20
        Cumulative effect of change in
          accounting principle.............................            (1.38)               -                 -
                                                               -------------      --------------    ---------------
                                                                       (1.45)               0.68               0.20
      Discontinued operations..............................              -                  0.10               0.33
                                                               --------------     --------------    ---------------
                                                               $       (1.45)     $         0.78    $          0.53
                                                               =============      ==============    ===============
    Diluted:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle.............................    $       (0.07)     $         0.64    $          0.19
        Cumulative effect of change in
          accounting principle.............................            (1.38)               -                 -
                                                               -------------      --------------    ---------------
                                                                       (1.45)               0.64               0.19
      Discontinued operations..............................              -                  0.10               0.31
                                                               --------------     --------------    ---------------
                                                               $       (1.45)     $         0.74    $          0.50
                                                               =============      ==============    ===============




                See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                              -------------------------------------
                                                                                   2002                    2001
                                                                              --------------         --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................            $   25,624,000         $   29,545,000
   Accounts receivable, trade (net of allowance for doubtful
     accounts of $1,500,000 in 2002 and $1,034,000 in 2001).......                36,208,000             37,186,000
   Receivable from businesses distributed to common shareholders..                 7,412,000             17,904,000
   Inventories....................................................                 8,424,000              8,942,000
   Current deferred income tax assets.............................                   253,000              2,300,000
   Prepaid expenses and other.....................................                 5,011,000              7,532,000
                                                                              --------------         --------------
     Total current assets.........................................                82,932,000            103,409,000
                                                                              --------------         --------------

Property and equipment............................................                38,830,000             33,381,000
Less accumulated depreciation and amortization....................                24,875,000             21,995,000
                                                                              --------------         --------------
   Net property and equipment.....................................                13,955,000             11,386,000
                                                                              --------------         --------------

Excess of cost over fair value of net assets of acquired businesses               13,802,000             61,054,000
Deferred income taxes and other assets............................                16,958,000             10,370,000
                                                                              --------------         --------------
                                                                              $  127,647,000         $  186,219,000
                                                                              ==============         ==============

                             LIABILITIES AND EQUITY
Current liabilities:
   Current portion of long-term debt..............................            $      747,000         $    2,173,000
   Accounts payable...............................................                 3,919,000              6,205,000
   Accrued expenses...............................................                21,419,000             13,159,000
   Accrued income taxes...........................................                 9,792,000             10,083,000
                                                                              --------------         --------------
     Total current liabilities....................................                35,877,000             31,620,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Technical services.............................................                18,479,000             17,871,000
   Parent company.................................................                 9,930,000             19,930,000
                                                                              --------------         --------------
     Total long-term debt, less current portion...................                28,409,000             37,801,000
                                                                              --------------         --------------
Other liabilities.................................................                 1,812,000              1,292,000

Commitments and contingencies

Stockholders' equity:
   Common stock, without par value.  Authorized
     60,000,000 shares; issued 37,336,176 shares in 2002 and
     36,809,267 shares in 2001....................................                 4,333,000              4,270,000
   Additional paid-in capital.....................................               126,675,000            128,744,000
   Treasury stock, at cost........................................               (26,390,000)           (23,423,000)
   Retained earnings (accumulated deficit)........................               (35,590,000)            11,921,000
   Accumulated other comprehensive income (loss)..................                (7,479,000)            (6,006,000)
                                                                              --------------         --------------
     Total stockholders' equity...................................                61,549,000            115,506,000
                                                                              --------------         --------------
                                                                              $  127,647,000         $  186,219,000
                                                                              ==============         ==============

                See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
                                                                   2002               2001                2000
                                                             --------------       -------------     ---------------
Operating activities:
   Income (loss) from continuing operations...............   $  (47,511,000)      $  22,388,000     $    6,783,000
   Adjustments to reconcile income from continuing
     operations to net cash provided by operating
     activities:
       Depreciation and amortization......................        3,665,000           5,208,000          5,097,000
       Increase in the estimated redemption value of
         preferred stock..................................             -                  -              1,387,000
       Deferred income taxes..............................       (1,266,000)        (15,436,000)        (6,150,000)
       Cumulative effect of change in accounting principle       45,269,000               -                  -
       Other, net.........................................          736,000             296,000            410,000
       Changes in current assets and liabilities:
         Accounts receivable, net.........................          978,000          (7,866,000)         5,857,000
         Inventories......................................          518,000          (1,301,000)         1,359,000
         Prepaid expenses and other.......................        2,370,000          (3,102,000)        (2,346,000)
         Accounts payable and accrued expenses............       (1,239,000)          2,939,000         (3,589,000)
                                                             --------------       -------------     --------------
     Operating activities of continuing operations........        3,520,000           3,126,000          8,808,000
     Operating activities of discontinued operations......             -             59,753,000         53,407,000
                                                             --------------       -------------     --------------
     Net cash provided by operating activities............        3,520,000          62,879,000         62,215,000
                                                             --------------       -------------     --------------

Investing activities:
   Capital expenditures...................................       (5,504,000)         (4,625,000)        (2,690,000)
   Acquisitions...........................................             -               (811,000)        (4,804,000)
   Other, net.............................................        1,298,000             605,000           (418,000)
   Investing activities of discontinued operations........             -           (128,258,000)       (20,067,000)
                                                             --------------       -------------     --------------
     Net cash used in investing activities................       (4,206,000)       (133,089,000)       (27,979,000)
                                                             --------------       -------------     --------------

Financing activities:
   Issuance of debt and capital leases....................        4,750,000           4,441,000            924,000
   Payments on debt and capital leases ...................      (15,641,000)         (4,655,000)        (7,429,000)
   Preferred stock dividends and redemption premium paid..             -               (493,000)          (479,000)
   Common stock issued....................................          450,000             545,000            255,000
   Purchase of treasury stock.............................       (3,286,000)                -           (1,530,000)
   Redemption of preferred stock..........................             -             (5,676,000)             -
   Decrease in receivable from businesses distributed to
     common shareholders..................................       10,492,000          14,076,000              -
   Financing activities of discontinued operations........             -             71,000,000        (19,976,000)
                                                             --------------       -------------     --------------
     Net cash provided by (used in) financing activities..       (3,235,000)         79,238,000        (28,235,000)
                                                             --------------       -------------     --------------

Increase (decrease) in cash and cash equivalents..........       (3,921,000)          9,028,000          6,001,000
Cash and cash equivalents at beginning of year............       29,545,000          20,517,000         14,516,000
                                                             --------------       -------------     --------------
Cash and cash equivalents at end of year..................   $   25,624,000       $  29,545,000     $   20,517,000
                                                             ==============       =============     ==============

Supplemental cash flow information from continuing operations:
     Cash paid for interest...............................   $    2,244,000       $   3,383,000     $    3,755,000
                                                             ==============       =============     ==============
     Cash paid for income taxes...........................   $      926,000       $   1,270,000     $    1,716,000
                                                             ==============       =============     ==============



                See notes to consolidated financial statements.

                      XANSER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PAGE 1 OF 2

                                           Preferred         Common          Additional        Treasury
                                             Stock            Stock        Paid-In Capital       Stock
                                        -------------     -------------    ---------------   -------------
Balance at January 1, 2000              $   5,792,000     $   4,249,000    $ 197,313,000     $ (30,278,000)

   Net income for the year............           -                -                 -                -
   Common stock issued................           -                1,000         (114,000)          368,000
   Deferred stock units, vested.......           -                -              540,000             -
   Series F Preferred stock to be
     exchanged for common stock.......           -                -            6,250,000             -
   Purchase of treasury stock ........           -                -                 -           (1,530,000)
   Preferred stock dividends declared            -                -                 -                -
   Foreign currency translation
     adjustment ......................           -                -                 -                -
                                        -------------     -------------    -------------     -------------
   Comprehensive income for the year..

Balance at December 31, 2000                5,792,000         4,250,000      203,989,000       (31,440,000)

   Net income for the year............           -                -                 -                -
   Common stock issued................           -               20,000          380,000           257,000
   Deferred stock units, vested.......           -                -              651,000             -
   Redemption of Series A Preferred
     stock............................     (5,680,000)            -                 -                -
   Repurchase of Series C and F
     Preferred stock..................       (112,000)            -           (7,725,000)        7,760,000
   Dividends and redemption premium
     applicable to preferred stock....           -                -                 -                -
   Distribution of KSL................           -                -          (74,664,000)            -
   Gain on issuance of units by KPP...           -                -            6,113,000             -
   Minimum pension liability
     adjustment for subsidiary........           -                -                 -                -
   Foreign currency translation
     adjustment.......................           -                -                 -                -
                                        -------------     -------------    -------------     -------------
   Comprehensive income for the year..

Balance at December 31, 2001                     -            4,270,000      128,744,000       (23,423,000)

   Net income (loss) for the year.....           -                -                 -                -
   Common stock issued................           -               63,000           68,000           319,000
   Deferred stock units, vested.......           -                -              171,000             -
   Purchase of treasury stock.........           -                -                 -           (3,286,000)
   Minimum pension liability
     adjustment for subsidiary........           -                -                 -                -
   Foreign currency translation
     adjustment.......................           -                -                 -                -
   Taxes associated with the
     Distribution of KSL and other....           -                -           (2,308,000)            -
                                        -------------     -------------    -------------     -------------
   Comprehensive income (loss)
     for the year.....................

Balance at December 31, 2002            $        -        $   4,333,000    $ 126,675,000     $ (26,390,000)
                                        =============     =============    =============     =============


                See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PAGE 2 OF 2

                                                        Accumulated Other
                                           Retained       Comprehensive     Comprehensive
                                           Earnings       Income (Loss)     Income (Loss)
                                        -------------   -----------------   -------------
Balance at January 1, 2000              $ (30,001,000)    $  (2,272,000)

   Net income for the year............     17,169,000             -         $ 17,169,000
   Common stock issued................           -                -                 -
   Deferred stock units, vested.......           -                -                 -
   Series F Preferred stock to be
     exchanged for common stock.......           -                -                 -
   Purchase of treasury stock ........           -                -                 -
   Preferred stock dividends
     declared.........................       (479,000)            -                 -
   Foreign currency translation
     adjustment ......................           -             (969,000)        (969,000)
                                        -------------     -------------    -------------
   Comprehensive income for the year..                                     $  16,200,000
                                                                           =============
Balance at December 31, 2000              (13,311,000)       (3,241,000)

   Net income for the year............     25,725,000             -        $  25,725,000
   Common stock issued................           -                -                 -
   Deferred stock units, vested.......           -                -                 -
   Redemption of Series A Preferred
     stock............................           -                -                 -
   Repurchase of Series C and F
     Preferred stock..................           -                -                 -
   Dividends and redemption premium
     applicable to preferred stock....       (493,000)            -                 -
   Distribution of KSL................           -              640,000             -
   Gain on issuance of units by KPP...           -                -                 -
   Minimum pension liability
     adjustment for subsidiary........           -           (2,773,000)      (2,773,000)
   Foreign currency translation
     adjustment.......................           -             (632,000)        (632,000)
                                        -------------     -------------    -------------
   Comprehensive income for the year..                                     $  22,320,000
                                                                           =============
Balance at December 31, 2001               11,921,000        (6,006,000)

   Net income (loss) for the year.....    (47,511,000)            -        $ (47,511,000)
   Common stock issued................           -                -                 -
   Deferred stock units, vested.......           -                -                 -
   Purchase of treasury stock........            -                -                 -
   Minimum pension liability
     adjustment for subsidiary........           -           (3,374,000)      (3,374,000)
   Foreign currency translation
     adjustment.......................           -            1,901,000        1,901,000
   Taxes associated with the
     Distribution of KSL and other....           -                -                 -
                                        -------------     -------------    -------------
   Comprehensive income (loss)
     for the year.....................                                     $ (48,984,000)
                                                                           =============
Balance at December 31, 2002            $ (35,590,000)    $  (7,479,000)
                                        =============     =============





                See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

     The consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its wholly-owned subsidiaries.

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

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses in the current year and the preceding years. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

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

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements of the Company. Under SFAS No. 144, the carrying value of property and equipment is periodically evaluated using undiscounted future cash flows as the basis for determining if impairment exists. To the extent impairment is indicated to exist, an impairment loss will be recognized based on fair value.

     Capitalized Software

     Costs incurred to purchase or develop computer software to be sold or leased is capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Under SFAS No. 86, amortization expense is based on current and projected revenues for each capitalized product, with an annual minimum equal to the straight-line method of amortization over the product's remaining estimated economic life. At December 31, 2002 and 2001, unamortized software costs capitalized under SFAS No. 86 totaled $1.3 million and $13,000, respectively. Amortization expense totaled $0.1 million in 2002. No amortization expense was incurred in 2001 or 2000.

     Revenue Recognition

     Revenues are recognized when services to customers have been rendered or when products have been delivered.

     The accounting policies for revenue recognition in the information technology services segment comply with AICPA Statement of Position No. 97-2 "Software Revenue Recognition" (SOP No. 97-2). SOP No. 97-2 requires revenue to be recognized only after software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP No. 97-2 also requires the unbundling of multiple elements and the allocation of pricing to each element based upon vendor specific objective evidence of fair value. In addition, the information technology services segment's revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements".

     Earnings Per Share

     The amount of earnings for the period applicable to each weighted average share of common stock outstanding during the period ("Basic" earnings per share) and the amount of earnings for the period applicable to each weighted average share of common stock outstanding during the period and to each share that would have been outstanding assuming the issuance of common shares for dilutive potential common shares outstanding during the period ("Diluted" earnings per share) have been presented in the consolidated statements of income.

     Foreign Currency Translation

     The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income.

     Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company's financial position or results of operations. At December 31, 2002 and 2001, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $1.3 million and $3.2 million, respectively, and minimum pension liability adjustments for subsidiaries of $6.2 million and $2.8 million, respectively.

     Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of December 31, 2002, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2002, no additional impairment charge was required.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses for the year ended December 31, 2002 is as follows:

     Excess of cost over fair value of net assets of acquired
        businesses at December 31, 2001........................     $61,054,000

     Cumulative effect of change in accounting principle
        recorded in the first quarter of 2002..................     (47,252,000)
                                                                    -----------
     Excess of cost over fair value of net assets of acquired
        businesses (technical services) at December 31, 2002...     $13,802,000
                                                                    ===========


     The effects of the adoption of SFAS No. 142 on income (loss) from continuing operations is as follows:

                                                                                 Year Ended December 31
                                                                  -------------------------------------------------
                                                                       2002             2001              2000
                                                                  --------------    -------------    --------------
       Reported income (loss) from
          continuing operations...............................    $  (47,511,000)   $  22,388,000    $    6,783,000
       Amortization of excess of cost
          over fair value of net assets
          of acquired businesses, net
          of income taxes.....................................             -            2,164,000         2,101,000
       Cumulative effect of change in
          accounting principle - adoption
          of new accounting standard
          for goodwill, net of income taxes...................        45,269,000             -                -
                                                                  --------------    -------------    --------------
       Adjusted income (loss) from
          continuing operations...............................    $   (2,242,000)   $  24,552,000    $    8,884,000
                                                                  ==============    =============    ==============
       Reported diluted earnings (loss)
          per common share from
          continuing operations...............................    $        (1.45)   $        0.64    $         0.19
       Amortization of excess of cost over
          fair value of net assets of
          acquired businesses, net of
          income taxes........................................             -                 0.06              0.06
       Cumulative effect of change in accounting
          principle, net of income taxes......................              1.38             -                -
                                                                  --------------    -------------    --------------
       Adjusted diluted earnings (loss)
          per common share from
          continuing operations...............................    $        (0.07)   $        0.70    $         0.25
                                                                  ==============    =============    ==============

     Stock Option Plans

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results.

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued, and the assumptions in the calculations under such model for the three years ended December 31, 2002 include stock price variance or volatility ranging from 9.32% to 13.38% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 3.25% to 6.63% based on the 30-year U.S. treasury bill rate for the five-year expected life of the options, and no dividend yield.

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2002              2001              2000
                                                                 ---------------   --------------    --------------
      Reported net income (loss)...............................  $   (47,511,000)  $   25,725,000    $   17,169,000

      Stock-based employee compensation expense determined
        under the fair value based method, net of income taxes.         (620,000)        (593,000)         (625,000)
                                                                 ---------------   --------------    --------------
      Pro forma net income (loss)..............................  $   (48,131,000)  $   25,132,000    $   16,544,000
                                                                 ===============   ==============    ==============

      Earning (loss) per share:
        Basic - as reported....................................  $         (1.45)  $         0.78    $         0.53
                                                                 ===============   ==============    ==============
        Basic - pro forma......................................  $         (1.48)  $         0.75    $         0.50
                                                                 ===============   ==============    ==============

        Diluted - as reported..................................  $         (1.45)  $         0.74    $         0.50
                                                                 ===============   ==============    ==============
        Diluted - pro forma....................................  $         (1.48)  $         0.71    $         0.48
                                                                 ===============   ==============    ==============

     Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Recent Accounting Pronouncements

     In July of 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The Company is currently assessing the impact of SFAS No. 143, which must be adopted in the first quarter of 2003.

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

     In July of 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 to be recorded when they are both incurred and can be measured at fair value. The Company is currently assessing the impact of SFAS No. 146, which must be adopted in the first quarter of 2003.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No.
5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been adopted. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.

     In January of 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. Management of the Company believes that the application of this interpretation will have no effect on the consolidated financial statements of the Company.


2.   INCOME TAXES

     Income (loss) from continuing operations before cumulative effect of change in accounting principle and income tax expense is comprised of the following components:

                                                                        Year Ended December 31,
                                                        ----------------------------------------------------
                                                             2002                2001                2000
                                                        --------------      -------------       ------------
       Domestic operations.........................     $  (11,427,000)     $   3,246,000       $ (2,371,000)
       Foreign operations..........................          5,916,000          6,103,000          3,260,000
                                                        --------------      -------------       ------------
       Income (loss) before income taxes...........     $   (5,511,000)     $   9,349,000       $    889,000
                                                        ==============      =============       ============


     Income tax expense (benefit) from continuing operations before cumulative effect of change in accounting principle is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign              State             Total
       ------------------------      -------------        ------------       ------------       ------------
       2002:
         Current...............      $  (2,140,000)       $     65,000       $     72,000       $ (2,003,000)
         Deferred..............         (1,825,000)          1,427,000           (868,000)        (1,266,000)
                                     -------------        ------------       ------------       ------------
                                     $  (3,965,000)       $  1,492,000       $   (796,000)      $ (3,269,000)
                                     =============        ============       ============       ============
       2001:
         Current...............      $   1,483,000        $    649,000       $    265,000       $  2,397,000
         Deferred..............        (15,418,000)            919,000           (937,000)        15,436,000)
                                     -------------        ------------       ------------       ------------
                                     $ (13,935,000)       $  1,568,000       $   (672,000)      $(13,039,000)
                                     =============        ============       ============       ============
       2000:
         Current...............      $      47,000        $  1,031,000       $   (822,000)      $    256,000
         Deferred..............         (5,699,000)           (278,000)          (173,000)        (6,150,000)
                                     -------------        ------------       ------------       ------------
                                     $  (5,652,000)       $    753,000       $   (995,000)      $ (5,894,000)
                                     =============        ============       ============       ============

     The reasons for the differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for the years 2002, 2001 and 2000 are as follows:

                                                                Year Ended December 31,
                                          -----------------------------------------------------------------
                                                 2002                    2001                    2000
                                          -----------------       ------------------      -----------------
       Expected tax (benefit) at
         statutory rates................  $      (1,929,000)      $        3,272,000      $         311,000
       Increase (decrease) in taxes
         resulting from:
         Change in valuation allowance..              -                         -                (6,280,000)
         State income taxes, net........           (517,000)                (437,000)              (647,000)
         Foreign tax rate differences...           (629,000)                 141,000               (388,000)
         Goodwill amortization .........              -                      664,000                598,000
         Benefit from recapitalization
           of foreign subsidiary........              -                  (18,137,000)                  -
         Resolution of state and
           foreign tax issues and
           other........................           (194,000)               1,458,000                512,000
                                          -----------------       ------------------       ----------------
                                          $      (3,269,000)      $      (13,039,000)      $     (5,894,000)
                                          =================       ==================       ================

     At December 31, 2002, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows:
$11,211,000 in 2006;  $3,033,000 in 2007; and, $715,000 in 2022. The utilization of these NOLs could be subject to significant limitation in the event of a "change in ownership", as defined in the tax laws, which might be caused by purchases or sales of the Company's securities by persons or groups now or in the future having 5% or greater ownership of the Company's common stock.

     For the year ended December 31, 2001, income taxes include $18.1 million in tax benefits resulting from the recapitalization of a foreign subsidiary. Additionally, income taxes for the years ended December 31, 2001 and 2000 include benefits of $0.6 million and $1.1 million, respectively, related to favorable developments pertaining to certain state and foreign income tax issues.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2002                   2001
                                                                              --------------         --------------
       Deferred tax assets:
         Net operating loss carryforwards.........................            $    5,793,000         $    1,469,000
         Alternative minimum tax credit carryforwards.............                 4,385,000              6,357,000
         Accrued liabilities......................................                 1,076,000                879,000
         Intangibles..............................................                 1,739,000                  -
         Foreign deferred tax assets..............................                   424,000                205,000
         Other....................................................                   889,000                531,000
                                                                              --------------         --------------
         Total gross deferred tax assets..........................                14,306,000              9,441,000
                                                                              --------------         --------------
       Deferred tax liabilities-plant and equipment, principally due to
         differences in depreciation..............................                  (355,000)               (85,000)
                                                                              --------------         --------------
         Net deferred tax asset...................................            $   13,951,000         $    9,356,000
                                                                              ==============         ==============

     For the year ended December 31, 2000, the Company recognized $6.3 million of expected benefits from prior years' tax losses (change in valuation allowance) that were available to offset future taxable income. The Company reduced the valuation allowance as a result of its reevaluation of the realizability of income tax benefits from future operations. The Company considered positive evidence, including the effect of the Distribution, recent historical levels of taxable income, the scheduled reversal of deferred tax liabilities, tax planning strategies, revised estimates of future taxable income growth, and expiration periods of NOLs among other things, in making this evaluation and concluding that it is more likely than not that the Company will realize the benefit of its net deferred tax assets. Upon completion of the Distribution, all remaining deferred tax assets relating to previously recorded net operating loss carryforwards ($38.8 million), which were utilized to offset federal income taxes resulting from the Distribution, were charged directly to stockholders' equity.


3.   RETIREMENT PLANS

     The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions from continuing operations to this plan were $0.8 million, $0.8 million and $0.7 million for 2002, 2001 and 2000, respectively.

     One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5.5% to 6.5% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered funds managers. The most recent valuation of the U.K. Plan was performed as of October 31, 2002.

     Net pension cost for the U.K. Plan included the following components:

                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                            2002               2001                2000
                                                        --------------     -------------      -------------
       Net periodic pension cost:
         Service cost................................   $      658,000     $     515,000      $     623,000
         Interest cost...............................        2,522,000         2,287,000          2,269,000
         Expected return on plan assets..............       (3,012,000)       (3,516,000)        (2,805,000)
         Amortization of prior service cost..........           15,000            15,000             15,000
         Recognized net (gain) loss..................            4,000          (321,000)          (222,000)
                                                        --------------     -------------      -------------
       Net periodic pension cost (benefit)...........   $      187,000     $  (1,020,000)     $    (120,000)
                                                        ==============     =============      =============

     Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 6.0% for 2002 and 2001 and 6.5% for 2000, an expected long-term rate of return on assets of 7.5% for 2002, 2001 and 2000 and a rate of increase in compensation levels of 3.0% for 2002, 2001 and 2000. The funded status of the U.K. Plan is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                               2002              2001
                                                                          --------------    --------------
       Projected benefit obligation:
         Beginning of year..........................................       $  40,798,000     $  36,548,000
         Service cost...............................................             658,000           515,000
         Interest cost..............................................           2,522,000         2,287,000
         Contributions..............................................             607,000           565,000
         Benefits paid..............................................          (1,243,000)       (1,907,000)
         Foreign currency translation adjustment and other..........           4,984,000         2,790,000
                                                                           -------------     -------------
         End of year................................................          48,326,000        40,798,000
                                                                           -------------     -------------

                                                                                    December 31,
                                                                          --------------------------------
                                                                               2002              2001
                                                                          --------------    --------------
       Fair value of plan assets:
         Beginning of year..........................................          38,980,000        46,507,000
         Actual loss on plan assets.................................          (4,569,000)       (5,289,000)
         Contributions..............................................             607,000           565,000
         Benefits paid..............................................          (1,243,000)       (1,907,000)
         Foreign currency translation adjustment and other..........           4,459,000          (896,000)
                                                                           -------------     -------------
         End of year................................................          38,234,000        38,980,000
                                                                           -------------     -------------

       Excess projected obligation over fair value..................         (10,092,000)       (1,818,000)
       Unrecognized net actuarial loss..............................          13,115,000         4,136,000
       Unamortized prior service cost...............................             119,000           122,000
                                                                           -------------     -------------
       Net pension prepaid asset....................................           3,142,000         2,440,000

       Additional minimum liability.................................          (9,184,000)       (4,082,000)
                                                                           -------------     -------------
       Net pension liability........................................       $  (6,042,000)    $  (1,642,000)
                                                                           =============     =============

     The Company recognizes a minimum pension liability for underfunded plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of accumulated other comprehensive income included in stockholders' equity. In 2002 and 2001, the Company recognized additional minimum liabilities of $4.9 million and $4.1 million, respectively, which, net of deferred income taxes of $1.5 million and $1.3 million, respectively, is recorded as a reduction in accumulated other comprehensive income.


4.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is as follows:

                                                        Estimated
                                                         Useful                     December 31,
                                                          Life            --------------------------------
                                                         (Years)                2002             2001
                                                     --------------       --------------    --------------

       Technical services........................        3 - 20           $   26,833,000    $   23,969,000
       Information technology services...........        3 -  7                8,149,000         5,564,000
       General corporate.........................        3 - 10                3,848,000         3,848,000
                                                                          --------------    --------------
       Total property and equipment..............                             38,830,000        33,381,000
       Less accumulated depreciation
         and amortization........................                             24,875,000        21,995,000
                                                                          --------------    --------------
       Net property and equipment................                         $   13,955,000    $   11,386,000
                                                                          ==============    ==============

     Equipment under capital leases is included in the cost of property and equipment as follows:

                                                                                   December 31,
                                                                          --------------------------------
                                                                                2002              2001
                                                                          --------------    --------------
       Technical services equipment...........................            $    2,808,000    $    2,566,000
       Less accumulated depreciation..........................                   887,000         1,189,000
                                                                          --------------    --------------
       Net equipment acquired under capital leases............            $    1,921,000    $    1,377,000
                                                                          ==============    ==============


5.   LONG-TERM DEBT

     Long-term debt is summarized as follows:


                                                                                     December 31,
                                                                          --------------------------------
                                                                                2002             2001
                                                                          --------------    --------------

       Technical services credit facility due
         in January of 2009...................................            $    16,286,000   $  16,283,000
       Notes of technical services foreign subsidiary,
         with interest ranging from 6.75% to 8.0%,
         due through 2012.....................................                  1,010,000         855,000
       Capital leases of technical services subsidiary........                  1,930,000       1,440,000
       Parent company 8.75% convertible subordinated
         debentures due in 2008...............................                  9,930,000      21,396,000
                                                                          ---------------   -------------
       Total long-term debt...................................                 29,156,000      39,974,000
       Less current portion...................................                    747,000       2,173,000
                                                                          ---------------   -------------
       Total long-term debt, less current portion.............            $    28,409,000   $  37,801,000
                                                                          ===============   =============

     At December 31, 2002, $16.3 million was outstanding under a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (3.12% at December 31, 2002), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group. During the fourth quarter of 2002, the technical services group replaced a significant number of its vehicle capital leases with new capital leases containing more favorable economic terms and the bank modified, subsequent to December 31, 2002, the capital expenditure financial covenant for the fourth quarter of 2002 to allow for these new leases. The Loan Agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Company's 8.75% subordinated debentures ($9.9 million outstanding at December 31, 2002) are convertible into shares of the Company's common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures through 2007.

     At December 31, 2002, annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, were as follows: $0.7 million; $0.6 million; $0.4 million; $0.4 million; and $0.3 million; respectively, for each of the five years ending December 31, 2007.

6.   CAPITAL STOCK

     The changes in the number of issued and outstanding shares of the Company's common stock are summarized as follows:


                                                                                    Common Stock
                                                                     Issued       Held in Treasury     Outstanding
                                                                 ------------     ----------------   --------------
       Balance at January 1, 2000..........................        36,638,069          5,260,967         31,377,102
       Common shares issued (repurchased), net.............             3,052            238,452           (235,400)
                                                                 ------------       ------------     --------------
       Balance at December 31, 2000........................        36,641,121          5,499,419         31,141,702
       Common shares issued (repurchased), net.............           168,146         (1,401,572)         1,569,718
                                                                 ------------       ------------     --------------
       Balance at December 31, 2001........................        36,809,267          4,097,847         32,711,420
       Common shares issued (repurchased), net.............           526,909          1,686,609         (1,159,700)
                                                                 ------------       ------------     --------------
       Balance at December 31, 2002........................        37,336,176          5,784,456         31,551,720
                                                                 ============       ============     ==============

     In connection with a stock repurchase plan authorized by the Company's Board of Directors, the Company purchased in 2002 and 2000 approximately 1,744,000 shares and 306,300 shares, respectively, of the Company's common stock, at a cost of $3.3 million and $1.5 million, respectively. The stock purchases were funded with cash on hand.

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

     Series B Preferred Stock

     On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company's Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right. At December 31, 2002 and 2001 there were no Series B Preferred shares outstanding.

     Stock Compensation Plans

     Series C and F Preferred Stock - On June 12, 2001, the Company exchanged in non-cash transactions, 1,356,777 shares of the Company's common stock for all Adjustable Rate Cumulative Class A Preferred Stock, Series C and Series F shares issued to certain officers of the Company. General and administrative expense in the accompanying consolidated statements of income includes a non-cash charge of $1.4 million for the year ended December 31, 2000 for the estimated value of the preferred shares.

     Stock Option Plans - The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally vest over periods ranging from zero to five years and expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 2002, options on 3,103,014 shares at prices ranging from $.54 to $3.05 were outstanding, of which 1,749,743 were exercisable at prices ranging from $.54 to $3.05. At December 31, 2001, options on 3,049,083 shares at prices ranging from $.54 to $3.05 were outstanding, of which 2,168,083 were exercisable at prices ranging from $.54 to $3.05. At December 31, 2000, options on 2,198,283 shares at prices ranging from $1.63 to $6.00 were outstanding, of which 1,007,319 were exercisable at prices ranging from $1.63 to $5.63.

     The changes in stock options outstanding for the Company's plans for the years 2002, 2001, and 2000 were as follows:

                                                                                            Average Price
                                                                          Shares               per Share
                                                                        ----------          -------------
       Outstanding at January 1, 2000.........................           2,066,800             $  3.42
       Granted................................................             207,840             $  5.18
       Exercised..............................................             (17,494)            $  4.99
       Forfeited..............................................             (58,863)            $  4.65
                                                                     -------------
       Outstanding at December 31, 2000.......................           2,198,283             $  3.54
       Granted................................................           1,016,000             $  2.67
       Exercised..............................................            (165,200)            $  2.89
                                                                     -------------
       Outstanding at December 31, 2001.......................           3,049,083             $  1.66
       Granted................................................             956,132             $  2.20
       Exercised..............................................            (533,234)            $  1.09
       Forfeited..............................................            (368,967)            $  2.71
                                                                     -------------
       Outstanding at December 31, 2002.......................           3,103,014             $  1.80
                                                                     =============

     There were no stock options which expired during the years ended December 31, 2002, 2001 or 2000.

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

     Deferred Stock Unit Plans - In 2002, the Company initiated a Deferred Stock Unit Plan (the "2002 DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common stock. Under the 2002 DSU Plan, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the 2002 DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elects to participate in the 2002 DSU Plan is awarded, under the Company's stock incentive plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2002, no DSUs had vested under the 2002 DSU Plan.

     In 1996, the Company initiated a Deferred Stock Unit plan (the "1996 DSU Plan") with terms and conditions similar to the 2002 DSU Plan. In connection with the Distribution, KSL agreed to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms remained unchanged. Similarly, the Company agreed to issue to employees of KSL who hold DSUs, the number of shares of the Company's common stock subject to the DSUs held by those employees. At December 31, 2002, approximately 500,000 shares of the Company's common stock were issuable to employees of the Company and KSL employees under this arrangement and the terms of the 1996 DSU Plan.


7.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share ("EPS") from continuing operations before cumulative effect of change in accounting principle:

                                                                               Weighted
                                                                                Average
                                                               Net              Common          Per-Share
                                                          Income (loss)         Shares           Amount
                                                       ---------------    --------------     --------------
         Year Ended December 31, 2002
           Basic EPS -
              Income (loss) from continuing
                operations applicable to common
                stock before cumulative effect of
                change in accounting principle.......   $    (2,242,000)       32,747,000    $       (0.07)
                                                                                             ==============
           Effect of dilutive securities.............               -                 -
                                                        ---------------    --------------
           Diluted EPS -
              Income (loss) from continuing
                operations applicable to common
                stock, before cumulative effect
                of change in accounting principle....   $    (2,242,000)       32,747,000    $       (0.07)
                                                        ===============    ==============    ==============
         Year Ended December 31, 2001
           Income from continuing operations.........   $    22,388,000
           Dividends and redemption premium
              applicable to preferred stock..........          (493,000)
                                                        ---------------
           Basic EPS -
              Income applicable to common stock......        21,895,000        32,503,000    $         0.68
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,631,000
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred stock, DSUs
                and assumed options exercised........   $    21,895,000        34,134,000    $         0.64
                                                        ===============    ==============    ==============
         Year Ended December 31, 2000
           Income from continuing operations.........   $     6,783,000
           Dividend applicable to preferred stock....          (479,000)
                                                        ---------------
           Basic EPS -
              Income applicable to common stock......         6,304,000        31,767,000    $         0.20
                                                                                             ==============
           Effect of dilutive securities -
              Common stock options, Series F
                Preferred Stock and DSUs.............            -              1,319,000
                                                        ---------------    --------------
           Diluted EPS -
              Income applicable to common stock,
                Series F Preferred stock, DSUs
                and assumed options exercised........   $     6,304,000        33,086,000    $         0.19
                                                        ===============    ==============    ==============

     As a result of the losses from continuing operations applicable to common stock for 2002, all stock options (3,013,014 options, at a weighted average price of $1.80) were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. Options to purchase 959,000 and 284,597 shares of common stock at weighted average prices of $2.71 and $5.40 were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS because the effect of assumed conversion is anti-dilutive.


8.   COMMITMENTS AND CONTINGENCIES

     The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases attributable to continuing operations was $3.9 million for 2002, $3.6 million for 2001, and $3.2 million for 2000.

     At December 31, 2002, future minimum rental commitments attributable under all capital leases and operating leases are as follows:

                                                                           Capital             Operating
                                                                           Leases               Leases
                                                                       --------------       --------------
         2003.....................................................     $      748,000       $    3,178,000
         2004.....................................................            551,000            2,666,000
         2005.....................................................            370,000            1,779,000
         2006 ....................................................            291,000            1,289,000
         2007.....................................................            200,000              545,000
         Thereafter...............................................               -               1,459,000
                                                                       --------------       --------------
         Total minimum lease payments.............................          2,160,000       $   10,916,000
                                                                                            ==============
         Less amounts representing interest.......................            230,000
                                                                       --------------
         Present value of net minimum lease payments..............     $    1,930,000
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

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                             2002                2001            2000
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Technical services..........................   $    90,747,000    $   96,321,000    $   92,142,000
         Information technology services.............        40,689,000        48,383,000        35,499,000
                                                        ---------------    --------------    --------------
                                                        $   131,436,000    $  144,704,000    $  127,641,000
                                                        ===============    ==============    ==============
       Technical services segment revenues:
         Under pressure services.....................   $    41,192,000    $   39,903,000    $   38,652,000
         Turnaround services.........................        41,949,000        48,301,000        44,283,000
         Other services..............................         7,606,000         8,117,000         9,207,000
                                                        ---------------    --------------    --------------
                                                        $    90,747,000    $   96,321,000    $   92,142,000
                                                        ===============    ==============    ==============
       Business segment profit (loss):
         Technical services .........................   $     3,580,000    $    5,581,000    $    6,320,000
         Information technology services.............        (3,796,000)        3,651,000         4,134,000
         General corporate...........................        (3,991,000)       (3,803,000)       (6,352,000)
                                                        ---------------    --------------    --------------
           Operating income (loss)...................        (4,207,000)        5,429,000         4,102,000
         Interest income.............................           460,000           665,000           909,000
         Other income (expense)......................             -             6,741,000          (239,000)
         Interest expense............................        (1,764,000)       (3,486,000)       (3,883,000)
                                                        ---------------    --------------    --------------
         Income (loss) from continuing operations
           before income taxes and cumulative
           effect of change in accounting principle..   $    (5,511,000)   $    9,349,000    $      889,000
                                                        ===============    ==============    ==============
       Business segment assets:
         Depreciation and amortization:
           Technical services........................   $     2,540,000    $    4,514,000    $    4,585,000
           Information technology services...........         1,125,000           694,000           512,000
                                                        ---------------    --------------    --------------
                                                        $     3,665,000    $    5,208,000    $    5,097,000
                                                        ===============    ==============    ==============

         Capital expenditures (excluding acquisitions):
           Technical services........................   $     2,912,000    $    3,331,000    $    2,160,000
           Information technology services...........         2,592,000         1,294,000           530,000
                                                        ---------------    --------------    --------------
                                                        $     5,504,000    $    4,625,000    $    2,690,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2002               2001             2000
                                                        ---------------    --------------    --------------
         Total assets:
           Technical services........................   $    63,319,000    $  102,147,000    $  103,817,000
           Information technology services...........        26,956,000        30,877,000        20,086,000
           General corporate.........................        37,372,000        53,195,000        60,918,000
           Discontinued operations, net..............             -                 -            41,822,000
                                                        ---------------    --------------    --------------
                                                        $   127,647,000    $  186,219,000    $  226,643,000
                                                        ===============    ==============    ==============

     The following geographical area data includes revenues and operating income
(loss) based on location of the operating segment and net property and equipment based on physical location:

                                                                        Year Ended December 31,
                                                        ---------------------------------------------------
                                                              2002               2001             2000
                                                        ---------------    --------------    --------------
       Geographical area revenues:
         United States............................      $    66,888,000    $   84,171,000    $   67,242,000
         Europe...................................           53,187,000        48,554,000        50,446,000
         Asia-Pacific.............................           11,361,000        11,979,000         9,953,000
                                                        ---------------    --------------    --------------
                                                        $   131,436,000    $  144,704,000    $  127,641,000
                                                        ===============    ==============    ==============
       Geographical area operating income (loss):
         United States............................      $   (11,204,000)   $   (2,461,000)   $   (3,757,000)
         Europe...................................            5,990,000         7,011,000         6,997,000
         Asia-Pacific.............................            1,007,000           879,000           862,000
                                                        ---------------    --------------    --------------
                                                        $    (4,207,000)   $    5,429,000    $    4,102,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2002               2001             2000
                                                        ---------------    --------------    --------------

      Geographical area net property and equipment:
         United States............................      $     7,269,000    $    5,346,000    $    3,099,000
         Europe...................................            5,652,000         5,110,000         6,506,000
         Asia-Pacific.............................            1,034,000           930,000           937,000
                                                        ---------------    --------------    --------------
                                                        $    13,955,000    $   11,386,000    $   10,542,000
                                                        ===============    ==============    ==============


10.  DISCONTINUED OPERATIONS - BUSINESSES DISTRIBUTED TO COMMON SHAREHOLDERS

     The results of operations for the pipeline, terminaling and product marketing businesses are reflected in the accompanying consolidated statements of income as "Discontinued operations - businesses distributed to common shareholders" (See Note 1). Prior to the Distribution, KSL held the 2% general partner interest and a 25% limited partner interest in Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's previously wholly-owned petroleum marketing subsidiary. A summary of operating results of discontinued operations for the years ended December 31, 2001 (through date of Distribution on June 29, 2001) and 2000 is presented below:

                                                                                  Year Ended December 31,
                                                                       --------------------------------------------
                                                                             2001                         2000
                                                                       ---------------             ----------------
       Revenues:
         Pipeline and terminaling..................                    $   101,021,000             $    156,232,000
         Product marketing business................                        187,231,000                  381,186,000
                                                                       ---------------             ----------------
                                                                       $   288,252,000             $    537,418,000
                                                                       ===============             ================
       Operating profit:
         Pipeline and terminaling..................                    $    39,896,000             $     58,104,000
         Product marketing business................                           (264,000)                   2,472,000
         Distribution expenses.....................                         (1,923,000)                       -
                                                                       ---------------             ----------------
                                                                       $    37,709,000             $     60,576,000
                                                                       ===============             ================
       Income before income taxes and interest
         of outside non-controlling partners in
         KPP's net income and extraordinary item...                    $    32,653,000             $     48,688,000

       Income taxes................................                         (3,090,000)                  (5,609,000)
       Extraordinary loss on KPP debt
         extinguishment, net of income taxes
         and interest of outside non-controlling
         partners in KPP's net income..............                           (859,000)                       -
       Interest of outside non-controlling partners
         in KPP's net income.......................                        (25,367,000)                 (32,693,000)
                                                                       ---------------             ----------------
       Income from discontinued operations,
         net of income taxes.......................                    $     3,337,000             $     10,386,000
                                                                       ===============             ================

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


11.  ACCRUED EXPENSES

     Accrued expenses are comprised of the following components:

                                                                                    December 31,
                                                                          ---------------------------------
                                                                                2002              2001
                                                                          --------------     --------------
       Accrued compensation and benefits.............................     $    8,694,000     $    4,393,000
       Accrued taxes other than income...............................            582,000            409,000
       Accrued interest..............................................            456,000          1,014,000
       Other accrued expenses........................................         11,687,000          7,343,000
                                                                          --------------     --------------
                                                                          $   21,419,000     $   13,159,000
                                                                          ==============     ==============


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt (excluding capital leases) as of December 31, 2002 and 2001 was approximately $27 million and $37 million as compared to the carrying value of $27 million and $39 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

     The technical services segment provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities. The information technology services segment provides services and related products to the U. S. Government and commercial sectors. A substantial portion of the revenues from the information technology segment is attributable to contracts with agencies of the U. S. Government. The Company does not believe that it has a significant concentration of credit risk at December 31, 2002, as the Company's accounts receivable are generated from these distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for 2002 and 2001 are summarized as follows:

                                                                        Quarter Ended
                                            ----------------------------------------------------------------------
                                               March 31,          June 30,         September 30,      December 31,
                                            --------------     --------------     --------------    --------------
       2002:
       Revenues..........................   $       28,168     $       32,413     $       31,884    $       38,971
                                            ==============     ==============     ==============    ==============

       Operating income (loss)...........   $       (1,396)    $       (1,155)    $       (1,244)   $         (412)
                                            ==============     ==============     ==============    ==============
       Net income (loss) before
         cumulative effect of change
         in accounting principle.........   $         (914)    $         (573)    $         (431)   $         (324)
       Cumulative effect of change
         in accounting principle, net
         of income taxes (a).............          (45,269)               -                  -                 -
                                            --------------     --------------     --------------    --------------
       Net income (loss).................   $      (46,183)    $         (573)    $         (431)   $         (324)
                                            ==============     ==============     ==============    ==============

       Earnings (loss) per common share:
         Basic:
           Before cumulative effect
              of change in accounting
              principle..................   $        (0.03)    $        (0.02)    $        (0.01)   $        (0.01)
           Cumulative effect of change
              in accounting principle (a)            (1.36)               -                  -                 -
                                            --------------     --------------     --------------    --------------
                Total....................   $        (1.39)    $        (0.02)    $        (0.01)   $        (0.01)
                                            ==============     ==============     ==============    ==============

         Diluted:
           Before cumulative effect
              of change in accounting
              principle..................   $        (0.03)    $        (0.02)    $        (0.01)   $        (0.01)
           Cumulative effect of change
              in accounting principle (a)            (1.36)               -                  -                 -
                                            --------------     --------------     --------------    --------------
                Total....................   $        (1.39)    $        (0.02)    $        (0.01)   $        (0.01)
                                            ==============     ==============     ==============    ==============
       2001:
       Revenues..........................   $   35,892,000     $   38,724,000     $   34,935,000    $   35,153,000
                                            ==============     ==============     ==============    ==============

       Operating income..................   $    1,524,000     $    1,388,000     $    1,585,000    $      932,000
                                            ==============     ==============     ==============    ==============

       Net income (loss):
         Continuing operations...........   $      373,000     $      685,000     $    1,229,000    $   20,101,000(b)
         Discontinued operations.........          657,000          2,766,000                -             (86,000)
                                            --------------     --------------     --------------    --------------
           Total.........................   $    1,030,000     $    3,451,000     $    1,229,000    $   20,015,000
                                            ==============     ==============     ==============    ==============
       Earnings per common share:
         Basic:
           Continuing operations.........   $        -         $         0.02     $         0.04    $         0.60
           Discontinued operations.......             0.02               0.09                -                 -
                                            --------------     --------------     --------------    --------------
              Total......................   $         0.02     $          0.11    $         0.04    $         0.60
                                            ==============     ==============     ==============    ==============
         Diluted:
           Continuing operations.........   $        -         $         0.02     $         0.04    $         0.59
           Discontinued operations.......             0.02               0.08                -                 -
                                            --------------     -------------      --------------    --------------
              Total......................   $         0.02     $         0.10     $         0.04    $         0.59
                                            ==============     =============      ==============    ==============


     (a) See Note 1 regarding cumulative effect of change in accounting principle resulting from adoption of new accounting standard for goodwill.

     (b)  See  Note  2  regarding   income  tax  benefits   resulting  from  the
          recapitalization of a foreign subsidiary ($18.1 million).

                                                                      Schedule I

                       XANSER CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   2002               2001                2000
                                                              -------------       -------------      --------------
General and administrative expenses.....................      $  (3,991,000)      $  (3,803,000)     $   (6,352,000)
Interest expense........................................           (991,000)         (2,270,000)         (2,242,000)
Intercompany fees and expenses..........................          1,145,000           2,446,000           2,915,000
Interest and other income, net..........................            360,000           7,254,000             804,000
Equity in income (loss) of subsidiaries.................         (3,114,000)          4,112,000           9,648,000
                                                              -------------       -------------      --------------

Income (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle....................         (6,591,000)          7,739,000           4,773,000
Income tax benefit......................................          4,349,000          14,649,000           2,010,000
                                                              -------------       -------------      --------------

Income (loss) from continuing operations before
   cumulative effect of change in accounting principle..         (2,242,000)         22,388,000           6,783,000

Cumulative effect of change in accounting principle -
   adoption of new accounting standard for
   goodwill, net of income taxes........................        (45,269,000)                -                  -
                                                              -------------       -------------      --------------

Income (loss) from continuing operations................        (47,511,000)         22,388,000           6,783,000

Income from discontinued operations - businesses
   distributed to common shareholders, net of
   income taxes.........................................               -              3,337,000          10,386,000
                                                              -------------       -------------      --------------

Net income (loss).......................................        (47,511,000)         25,725,000          17,169,000

Dividends and redemption premium applicable
   to preferred stock...................................               -                493,000             479,000
                                                              -------------       -------------      --------------

Net income (loss) applicable to common  stock...........      $ (47,511,000)      $  25,232,000      $   16,690,000
                                                              =============       =============      ==============

Earnings (loss) per common share:
    Basic:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle..........................      $       (0.07)      $        0.68      $         0.20
        Cumulative effect of change in accounting
          principle.....................................              (1.38)               -                  -
                                                              -------------       -------------      --------------
                                                                      (1.45)               0.68                0.20
      Discontinued operations...........................               -                   0.10                0.33
                                                              -------------       -------------      --------------
                                                              $       (1.45)      $        0.78      $         0.53
                                                              =============       =============      ==============
    Diluted:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle..........................      $       (0.07)      $        0.64      $         0.19
        Cumulative effect of change in accounting
          principle.....................................              (1.38)               -                   -
                                                              -------------       -------------      --------------
                                                                      (1.45)               0.64                0.19
      Discontinued operations...........................               -                   0.10                0.31
                                                              -------------       -------------      --------------
                                                              $       (1.45)      $        0.74      $         0.50
                                                              =============       =============      ==============



                See "Notes to Consolidated Financial Statements" of Xanser Corporation and Subsidiaries included in this report.

                                                                     Schedule I
                                                                     (Continued)

                       XANSER CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2002                   2001
                                                                             ---------------        ---------------
                                     ASSETS
Current assets:
   Cash and cash equivalents............................................     $    17,432,000        $    23,353,000
   Receivable from businesses distributed to common shareholders........           7,412,000             17,904,000
   Current deferred income tax assets...................................             253,000              2,300,000
   Prepaid expenses and other...........................................             561,000              2,807,000
                                                                             ---------------        ---------------
     Total current assets...............................................          25,658,000             46,364,000
                                                                             ---------------        ---------------

Property and equipment..................................................           3,848,000              3,848,000
Less accumulated depreciation and amortization..........................           3,848,000              3,848,000
                                                                             ---------------        ---------------
     Net property and equipment.........................................               -                      -
                                                                             ---------------        ---------------

Investments in, advances to and notes receivable
  from subsidiaries.....................................................          50,939,000             97,444,000

Deferred income tax and other assets....................................          11,714,000              6,831,000
                                                                             ---------------        ---------------
                                                                             $    88,311,000        $   150,639,000
                                                                             ===============        ===============


                             LIABILITIES AND EQUITY

Current liabilities:
   Current portion of long-term debt....................................     $         -            $     1,466,000
   Accounts payable and accrued expenses................................          11,054,000             13,472,000
                                                                             ---------------        ---------------
     Total current liabilities..........................................          11,054,000             14,938,000
                                                                             ---------------        ---------------

Long-term debt, less current portion....................................           9,930,000             19,930,000

Deferred income taxes and other liabilities.............................           5,778,000                265,000

Stockholders' equity:
   Common stock, without par value......................................           4,333,000              4,270,000
   Additional paid-in capital...........................................         126,675,000            128,744,000
   Treasury stock, at cost..............................................         (26,390,000)           (23,423,000)
   Retained earnings (accumulated deficit)..............................         (35,590,000)            11,921,000
   Accumulated comprehensive income (loss)..............................          (7,479,000)            (6,006,000)
                                                                            ----------------       ---------------
       Total stockholders' equity.......................................          61,549,000            115,506,000
                                                                             ---------------        ---------------
                                                                             $    88,311,000        $   150,639,000
                                                                             ===============        ===============



                See "Notes to Consolidated Financial Statements" of Xanser Corporation and Subsidiaries included in this report.

                                                                     Schedule I
                                                                     (Continued)

                       XANSER CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                              2002                2001                 2000
                                                       -----------------    ----------------    ------------------
Operating activities:
   Income (loss) from continuing operations..........  $     (47,511,000)   $     22,388,000    $        6,783,000
   Adjustments to reconcile income from
     continuing operations to net cash used in
     operating activities:
       Equity in loss (income) of subsidiaries.......          3,114,000          (4,112,000)           (9,648,000)
       Deferred income taxes.........................            181,000         (21,032,000)           (1,223,000)
       Cumulative effect of change in accounting
         principle...................................         45,269,000              -                      -
       Other, net....................................            648,000              -                      -
       Increase in the estimated redemption value of
         preferred stock.............................              -                  -                  1,387,000
       Changes in current assets and liabilities:
         Prepaid expenses and other current assets...          2,246,000             121,000            (1,694,000)
         Accounts payable and accrued expenses ......         (4,672,000)          1,250,000               141,000
                                                       -----------------    ----------------    ------------------
         Net cash used in operating activities.......           (725,000)         (1,385,000)           (4,254,000)
                                                       -----------------    ----------------    ------------------

Investing activities:
   Change in other assets, net.......................          1,883,000            (507,000)           (2,092,000)
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           investing activities......................          1,883,000            (507,000)           (2,092,000)
                                                       -----------------    ----------------    ------------------

Financing activities:
   Payments on debt..................................        (11,466,000)             -                 (2,270,000)
   Change in investments in, advances to and notes
     receivable from subsidiaries....................         (3,269,000)            345,000             2,655,000
   Common stock issued...............................            450,000             545,000               255,000
   Purchase of treasury stock........................         (3,286,000)              -                (1,530,000)
   Preferred stock dividends and redemption
     premium paid....................................              -                (493,000)             (479,000)
   Redemption of preferred stock.....................              -              (5,676,000)                -
   Decrease in receivable from businesses
     distributed to common shareholders..............         10,492,000          14,076,000                 -
   Change in net assets of discontinued operations...              -               2,495,000            11,928,000
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           financing activities......................         (7,079,000)         11,292,000            10,559,000
                                                       -----------------    ----------------    ------------------

Increase (decrease) in cash and cash equivalents.....         (5,921,000)          9,400,000             4,213,000
Cash and cash equivalents at beginning of year.......         23,353,000          13,953,000             9,740,000
                                                       -----------------    ----------------    ------------------
Cash and cash equivalents at end of year.............  $      17,432,000    $     23,353,000    $       13,953,000
                                                       =================    ================    ==================


                See "Notes to Consolidated Financial Statements" of Xanser Corporation and Subsidiaries included in this report.

                                                                    Schedule II

                               XANSER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                      Additions
                                                                          ------------------------------
                                              Balance at    Charged to     Charged to                      Balance at
                                             Beginning of   Costs and        Other                           End of
           Descriptions                        Period        Expenses       Accounts        Deductions       Period
---------------------------------------      ------------  ------------   -------------   --------------   -----------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...         $     1,034  $         719   $        33 (a) $        (286)(b)$     1,500
                                             ===========  =============   ===========     =============    ===========

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...         $       605  $         485   $        (9)(a) $         (47)(b)$     1,034
                                             ===========  =============   ===========     =============    ===========

Year Ended December 31, 2000:
   For doubtful receivables
     classified as current assets...         $       999  $          92   $       (10)(a) $        (476)(b)$       605
                                             ===========  =============   ===========     =============    ===========

   For deferred tax asset valuation
     allowance classified as
     noncurrent assets..............         $     7,204  $        -      $       -       $      (7,204)   $      -
                                             ===========  =============   ===========     =============    ===========



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



                                       XANSER CORPORATION

                                       By:      //s//   JOHN R. BARNES
                                          -----------------------------------
                                          President and Chief Executive Officer
                                          Date:    March 28, 2003

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Xanser Corporation and in the capacities and on the date indicated.

            Signature                                                 Title                              Date
Principal Executive Officer

       //s// JOHN R. BARNES                                President, Chief Executive              March 28, 2003
----------------------------------------                   Officer and Director

Principal Accounting Officer

       //s// MICHAEL R. BAKKE                              Controller                              March 28, 2003
----------------------------------------

Directors

         //s// SANGWOO AHN                                 Director                                March 28, 2003
----------------------------------------


         //s// JOHN R. BARNES                              Director                                March 28, 2003
---------------------------------------


         //s// FRANK M. BURKE, JR.                         Director                                March 28, 2003
----------------------------------------


         //s// CHARLES R. COX                              Director                                March 28, 2003
----------------------------------------


         //s// HANS KESSLER                                Director                                March 28, 2003
----------------------------------------


         //s// JAMES R. WHATLEY                            Director                                March 28, 2003
----------------------------------------


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, John R. Barnes, Chief Executive Officer of Xanser Corporation certify that:

1.   I have reviewed this annual report on Form 10-K of Xanser Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003



                                                  //s// JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Xanser Corporation certify that:

1.   I have reviewed this annual report on Form 10-K of Xanser Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003



                                                //s// HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)