Form 10-Q
period 2003-03-31
XANSER CORP
filed 2003-05-15
CIK 54441

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

      Yes      X                                              No
          ---------                                             ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).


      Yes                                                     No      X
          ----------                                            ------------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                              Outstanding at April 30, 2003
---------------------                              -----------------------------
     No par value                                       31,568,740 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2003
--------------------------------------------------------------------------------




                                                                                                           Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Operations - Three Months
                      Ended March 31, 2003 and 2002                                                          1

                  Condensed Consolidated Balance Sheets - March 31, 2003
                      and December 31, 2002                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2003 and 2002                                                   3

                  Notes to Condensed Consolidated Financial Statements                                       4

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   11

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 15

Item 4.           Controls and Procedures                                                                   15


                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                          16



XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2003           2002
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     28,861   $      26,873
    Products                                                                                  3,363           1,295
                                                                                       ------------   -------------
        Total revenues                                                                       32,224          28,168
                                                                                       ------------   -------------
Costs and expenses:
    Operating costs                                                                          27,390          26,504
    Cost of products sold                                                                     2,707           1,231
    Depreciation and amortization                                                             1,094             884
    General and administrative                                                                  807             945
                                                                                       ------------   -------------
        Total costs and expenses                                                             31,998          29,564
                                                                                       ------------   -------------
Operating income (loss)                                                                         226          (1,396)
Interest income                                                                                  90             137
Interest expense                                                                               (359)           (510)
                                                                                       ------------   -------------
Income (loss) before income taxes and cumulative
    effect of change in accounting principle                                                    (43)         (1,769)
Income tax benefit                                                                              186             855
                                                                                       ------------   -------------
Income (loss) before cumulative effect of change
    in accounting principle                                                                     143            (914)
Cumulative effect of change in accounting principle
    - adoption of new accounting standard for
       goodwill, net of income taxes                                                            -           (45,269)
                                                                                       ------------   -------------
Net income (loss)                                                                      $        143   $     (46,183)
                                                                                       ============   =============
Earnings (loss) per common share - Basic and diluted:
    Before cumulative effect of change in accounting principle                         $      -       $       (0.03)
    Cumulative effect of change in accounting principle                                       -               (1.36)
                                                                                       ------------   -------------
                                                                                       $      -       $       (1.39)
                                                                                       ============   =============


            See notes to condensed consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2003                    2002
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       27,397          $      25,624
    Accounts receivable, trade                                                     31,622                 36,208
    Receivable from businesses distributed to common
        shareholders                                                                7,648                  7,412
    Inventories                                                                     7,759                  8,424
    Prepaid expenses and other                                                      3,868                  5,264
                                                                           --------------          -------------
        Total current assets                                                       78,294                 82,932
                                                                           --------------          -------------
Property and equipment                                                             39,648                 38,830
Less accumulated depreciation and amortization                                     25,633                 24,875
                                                                           --------------          -------------
    Net property and equipment                                                     14,015                 13,955
                                                                           --------------          -------------

Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                             17,932                 16,958
                                                                           --------------          -------------
                                                                           $      124,043          $     127,647
                                                                           ==============          =============

               LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          793          $         747
    Accounts payable                                                                3,420                  3,919
    Accrued expenses                                                               17,853                 21,419
    Accrued income taxes                                                           10,214                  9,792
                                                                           --------------          -------------
        Total current liabilities                                                  32,280                 35,877
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             18,284                 18,479
    Parent company                                                                  9,930                  9,930
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 28,214                 28,409
                                                                           --------------          -------------
Other liabilities                                                                   1,890                  1,812

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,333                  4,333
    Additional paid-in capital                                                    126,598                126,675
    Treasury stock, at cost                                                       (26,322)               (26,390)
    Accumulated deficit                                                           (35,447)               (35,590)
    Accumulated other comprehensive income (loss)                                  (7,503)                (7,479)
                                                                           --------------          -------------
    Total stockholders' equity                                                     61,659                 61,549
                                                                           --------------          -------------
                                                                           $      124,043          $     127,647
                                                                           ==============          =============

            See notes to condensed consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2003           2002
                                                                                       ------------   -------------

Operating activities:
    Net income (loss)                                                                  $        143   $     (46,183)
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
           Depreciation and amortization                                                      1,094             884
           Deferred income taxes                                                               (796)           (708)
           Cumulative effect of change in accounting principle                                 -             45,269
           Other                                                                                 92              64
           Changes in working capital components                                              2,751           2,142
                                                                                       ------------   -------------
               Net cash provided by operating activities                                      3,284           1,468
                                                                                       ------------   -------------
Investing activities:
    Capital expenditures                                                                     (1,228)         (1,324)
    Other                                                                                        80            (307)
                                                                                       ------------   -------------
           Net cash used in investing activities                                             (1,148)         (1,631)
                                                                                       ------------   -------------
Financing activities:
    Issuance of debt and capital leases                                                         211             851
    Payments on debt and capital leases                                                        (315)        (11,669)
    Common stock issued and other                                                               (23)            285
    Decrease (increase) in receivable from businesses
        distributed to common shareholders                                                     (236)         10,312
                                                                                       ------------   -------------
           Net cash used in financing activities                                               (363)           (221)
                                                                                       ------------   -------------
Increase (decrease) in cash and cash equivalents                                              1,773            (384)
Cash and cash equivalents at beginning of period                                             25,624          29,545
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     27,397   $      29,161
                                                                                       ============   =============
Supplemental cash flow information:
    Cash paid for interest                                                             $        652   $       1,326
                                                                                       ============   =============
    Cash paid for income taxes                                                         $        147   $         393
                                                                                       ============   =============

            See notes to condensed consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2003 and the consolidated results of their operations and cash flows for the periods ended March 31, 2003 and 2002. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     In December of 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results.

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued.

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)

      Reported net income (loss)                                                $         143      $     (46,183)

      Stock-based employee compensation expense determined
        under the fair value based method, net of income taxes                            (21)               (99)
                                                                                -------------      --------------
      Pro forma net income (loss)                                               $         122      $     (46,282)
                                                                                =============      =============

      Earnings (loss) per share:
        Basic and diluted - as reported                                         $       -          $       (1.39)
                                                                                =============      =============
        Basic and diluted - pro forma                                           $       -          $       (1.39)
                                                                                =============      =============


2.   COMPREHENSIVE INCOME

     Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)

     Net income (loss)                                                          $         143      $      (46,183)
     Other comprehensive income (loss)
        - foreign currency translation adjustment                                         (24)               (381)
                                                                                -------------      --------------
     Comprehensive income (loss)                                                $         119      $      (46,564)
                                                                                =============      ==============

     At March 31, 2003 and December 31, 2002, accumulated other comprehensive loss consists of cumulative foreign currency translation adjustments of $1.3 million and minimum pension liability adjustments for subsidiaries of $6.2 million.

3.   EARNINGS PER SHARE

     The following is a reconciliation of Basic and Diluted earnings (loss) per share before cumulative effect of change in accounting principle (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                    Net              Average
                                                                  Income             Common            Per Share
                                                                  (loss)             Shares             Amount
                                                             ---------------     ---------------   ----------------
      Three Months Ended March 31, 2003
       ---------------------------------
           Basic earnings per share -
              Income (loss) before cumulative effect
              of change in accounting principle              $           143              31,993   $          -
                                                                                                   ================

           Effect of dilutive securities                                 -                   591
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income (loss) before cumulative effect
              of change in accounting principle              $           143              32,584   $          -
                                                             ===============     ===============   ================

       Three Months Ended March 31, 2002
       ---------------------------------
           Basic earnings per share -
              Income (loss) before cumulative effect
              of change in accounting principle              $          (914)             33,332   $          (.03)
                                                                                                   ===============

           Effect of dilutive securities                                 -                   -
                                                             ---------------     ---------------
           Diluted earnings per share -
              Income (loss) before cumulative effect
              of change in accounting principle              $          (914)             33,332   $          (.03)
                                                             ===============     ===============   ===============

     The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the periods ended March 31, 2003 and 2002, because the effect of assumed conversion would be anti-dilutive. Options to purchase 1,600,728 shares of common stock at a weighted average price of $2.40 were outstanding at March 31, 2003, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common stock. Additionally, as a result of the loss applicable to common stock for the period ended March 31, 2002, all stock options were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive.

4.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.


5.   BUSINESS SEGMENT DATA

     The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to governmental, healthcare, insurance and financial institutions. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to its segments.

     The Company measures segment profit as operating income. Total assets are those assets, including the excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                        (in thousands)
     Business segment revenues:
        Technical services                                                      $      23,008      $       20,469
        Information technology services                                                 9,216               7,699
                                                                                -------------      --------------
                                                                                $      32,224      $       28,168
                                                                                =============      ==============
     Technical services segment revenues:
        Underpressure services                                                  $      10,815      $        9,964
        Turnaround services                                                             9,940               8,596
        Other services                                                                  2,253               1,909
                                                                                -------------      --------------
                                                                                $      23,008      $       20,469
                                                                                =============      ==============
     Business segment profit (loss):
        Technical services                                                      $       1,341      $          213
        Information technology services                                                  (308)               (664)
        General corporate                                                                (807)               (945)
                                                                                -------------      --------------
            Operating income (loss)                                                       226              (1,396)
        Interest income                                                                    90                 137
        Interest expense                                                                 (359)               (510)
                                                                                -------------      --------------
        Income (loss) before income taxes and cumulative
            effect of change in accounting principle                            $         (43)     $       (1,769)
                                                                                =============      ==============

                                                                                  March 31,         December 31,
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                          (in thousands)
     Total assets:
        Technical services                                                      $      61,754      $       63,319
        Information technology services                                                22,288              26,956
        General corporate                                                              40,001              37,372
                                                                                -------------      --------------
                                                                                $     124,043      $      127,647
                                                                                =============      ==============


6.   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF ACQUIRED BUSINESSES

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of March 31, 2003, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2002 (the annual evaluation date), no additional impairment charge was required.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses is as follows (in thousands):

     Excess of cost over fair value of net assets of acquired
        businesses at December 31, 2001                                         $      61,054
     Cumulative effect of change in accounting principle
        recorded in the first quarter of 2002                                         (47,252)
                                                                                -------------
     Excess of cost over fair value of net assets of acquired
        businesses at March 31, 2003 and December 31, 2002                      $      13,802
                                                                                =============


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143 "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The initial adoption of SFAS No. 143 had no effect on the consolidated financial statements of the Company.

     Effective January 1, 2003 the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Company.

     The Company has adopted the provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107, and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The initial application of this interpretation had no effect on the consolidated financial statements of the Company.

     The Company has adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addressed the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. The initial application of this interpretation had no effect on the consolidated financial statements of the Company.

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

     Operating Results:

     Technical Services

     This business segment provides specialized services, including leak sealing underpressure, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industry worldwide.

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues:
        United States                                                           $       6,113      $        7,252
        Europe                                                                         13,868              10,637
        Asia-Pacific                                                                    3,027               2,580
                                                                                -------------      --------------
            Total Revenues                                                      $      23,008      $       20,469
                                                                                =============      ==============

     Operating income (loss):
        United States                                                           $         130      $         (135)
        Europe                                                                          1,430                 666
        Asia-Pacific                                                                      321                 123
        Headquarters                                                                     (540)               (441)
                                                                                -------------      --------------
               Total operating income                                           $       1,341      $          213
                                                                                =============      ==============
     Capital expenditures,
        excluding acquisitions                                                  $         609      $          631
                                                                                =============      ==============


     For the three months ended March 31, 2003, revenues from the technical services business increased by $2.5 million, or 12%, when compared to the same 2002 period. In the United States, first quarter revenues decreased by $1.1 million, or 16%, compared to the same period in 2002, due to decreases in underpressure and turnaround services, resulting from decisions to exit non-performing contracts which did not meet current requirements for generating favorable returns. In Europe, first quarter revenues increased by $3.2 million, or 30%, when compared to the same 2002 period, due to increases in underpressure and turnaround services and differences in foreign currency exchange rates. In Asia-Pacific, first quarter revenues increased by $0.4 million, or 17%, compared to the same 2002 period, due to increases in turnaround services, product sales and differences in foreign currency exchange rates, partially offset by decreases in underpressure services.

     Overall, technical services operating income increased by $1.1 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. In the United States, operating income increased by $0.3 million, compared to the same period in 2002, primarily due to higher operating margins and lower general and administrative costs. In Europe and Asia, operating income increased $0.8 million and $0.2 million, respectively, due to the overall higher revenue levels.

     Information Technology Services

     The information technology services group offers products and services that include application software, computer hardware, web hosted data processing, networking, consulting, and support services to the healthcare, financial, and insurance industries, and to agencies of the U.S. Government. The group also provides integration and consulting services to healthcare organizations implementing digital radiology imaging systems and software solutions to assist healthcare organizations with compliance with the Health Insurance Portability and Accountability Act and other accreditation and training requirements.

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2003                2002
                                                                                -------------      --------------
                                                                                          (in thousands)

     Revenues                                                                   $       9,216      $        7,699
                                                                                =============      ==============
     Operating income (loss)                                                    $        (308)     $         (664)
                                                                                =============      ==============
     Capital expenditures,
        excluding acquisitions                                                  $         619      $          693
                                                                                =============      ==============

     For the three months ended March 31, 2003, revenues increased by $1.5 million, or 20%, when compared to the same 2002 period, due to higher equipment sales, partially offset by lower service revenues. Revenues from equipment sales, furnished at the request of selected customers, increased due to normal fluctuations in customer needs. Service revenues decreased due to lower communication-related installation service revenues and healthcare service revenues, partially offset by an increase in other service revenues. For the three months ended March 31, 2003, operating loss decreased by $0.4 million, when compared to the same 2002 period, due to the higher overall revenue levels.


     Interest Expense

     Interest expense decreased by $0.2 million in the first quarter of 2003, compared to the same period in 2002, due to first quarter 2002 reductions of debt (see "Liquidity and Capital Resources") and lower interest rates on variable rate borrowings.

     Income Taxes

     Income tax benefit for the periods presented differs from the expected tax at statutory rates due primarily to different tax rates in the various state and foreign jurisdictions.

     At March 31, 2003, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss and alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards expire, if unused, in varying amounts and dates from 2006 to 2023 and the alternative minimum tax credit carryforwards have no expiration date. Under Statement of Financial Accounting Standards No. 109, the Company periodically evaluates the realizability of its deferred tax assets from future operations. Such evaluations must consider various factors, including estimates of future taxable income growth and the expiration periods of net operating loss carryforwards, and conclude that it is more likely than not that the
     Company will realize the benefit of its net deferred tax assets. Additionally, the utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that a valuation allowance against the net deferred tax asset might be required, which could have a material effect on the results of operations of the Company.

     Liquidity and Capital Resources

     Cash provided by operating activities was $3.3 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. The increase was due to overall higher revenues and operating income and normal changes in working capital components resulting from the timing of cash receipts and disbursements. During the three months ended March 31, 2003, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Capital expenditures were $1.2 million for the three month period ended March 31, 2003 and $1.3 million for the three month period ended March 31, 2002. The Company expects to fund maintenance capital expenditures with existing cash and anticipated cash flows from operations.

     At March 31, 2003, $16.3 million was outstanding under a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (2.29% at March 31, 2003), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group. At March 31, 2003, the Company was in compliance with all covenants. The Loan Agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Company's 8.75% subordinated debentures ($9.9 million outstanding at March 31, 2003) are convertible into shares of the Company's common stock at the conversion price, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures through 2007.

     Additional information related to the sources and uses of cash is presented in the condensed consolidated financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $17.1 million at March 31, 2003, a one percent increase in interest rates would increase interest expense by approximately $0.2 million.

A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. Foreign currency gains and losses included in the consolidated statement of income for the three months ended March 31, 2003 were not significant.


Item 4. Controls and Procedures.

In its Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). While management believes that the Company's existing disclosure controls and procedures have been effective to accomplish these objectives, it intends to continue to examine, refine and formalize the Company's disclosure controls and procedures and to monitor ongoing developments in this area.

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

          99.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 14, 2003, filed herewith.

          99.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 14, 2003, filed herewith.


     (b)  Reports on Form 8-K

          None.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                        XANSER CORPORATION
                                        (Registrant)


Date:  May 15, 2003                           //s//
                                        ----------------------------------------
                                        Michael R. Bakke
                                        Controller

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, John R. Barnes, Chief Executive Officer of Xanser Corporation certify that:

     1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Xanser
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003


                                                //s//
                                           -------------------------------------
                                           John R. Barnes
                                           Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Xanser Corporation certify that:

     1.   I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Xanser
          Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   May 14, 2003


                                             //s//
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Chief Financial Officer