Form 10-Q
period 2003-06-30
XANSER CORP
filed 2003-08-14
CIK 54441

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

           Yes    X                                       No
               -------                                       ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

           Yes                                            No     X
               -------                                       ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                               Outstanding at July 31, 2003
---------------------                               ----------------------------
     No par value                                        31,568,740 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JUNE 30, 2003
--------------------------------------------------------------------------------

                                                                                                           Page No.
                           Part I. Financial Information
Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Operations - Three and
                    Six Months Ended June 30, 2003 and 2002                                                    1

                  Condensed Consolidated Balance Sheets - June 30, 2003
                    and December 31, 2002                                                                      2

                  Condensed Consolidated Statements of Cash Flows - Six
                    Months Ended June 30, 2003 and 2002                                                        3

                  Notes to Consolidated Financial Statements                                                   4

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                            12

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                   17

Item 4.           Controls and Procedures                                                                     17


                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                            18



XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------


                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -------------   -------------    -------------  --------------
Revenues:
     Services                                        $      29,980   $      28,454    $      58,841  $       55,327
     Products                                                3,253           3,959            6,616           5,254
                                                     -------------   -------------    -------------  --------------
         Total revenues                                     33,233          32,413           65,457          60,581
                                                     -------------   -------------    -------------  --------------
Costs and expenses:
     Operating costs                                        27,836          27,773           55,226          54,277
     Cost of products sold                                   2,886           3,833            5,593           5,064
     Depreciation and amortization                           1,005           1,019            2,099           1,903
     General and administrative                                817             943            1,624           1,888
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses                           32,544          33,568           64,542          63,132
                                                     -------------   -------------    -------------  --------------

Operating income (loss)                                        689          (1,155)             915          (2,551)

Interest and other income, net                                  40             112              130             249
Interest expense                                              (391)           (408)            (750)           (918)
                                                     -------------   -------------    -------------  --------------

Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                                        338          (1,451)             295          (3,220)
Income tax benefit                                              82             878              268           1,733
                                                     -------------   -------------    -------------  --------------
Income (loss) before cumulative effect
   of change in accounting principle                           420            (573)             563          (1,487)

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for goodwill, net of income taxes                 -              -                 -            (45,269)
                                                     -------------   -------------    -------------  --------------
Net income (loss)                                    $         420   $        (573)   $         563  $      (46,756)
                                                     =============   =============    =============  ==============

Earnings (loss) per common share - Basic and diluted:
     Before cumulative effect of change
         in accounting principle                     $         .01   $       (.02)    $         .02  $         (.04)
     Cumulative effect of change in
       accounting principle                                   -              -                 -              (1.36)
                                                     -------------   ------------     -------------  --------------
                                                     $         .01   $       (.02)    $         .02  $        (1.40)
                                                     =============   ============     =============  ==============


                 See notes to consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,              December 31,
                                                                                2003                    2002
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       21,981          $      25,624
    Accounts receivable, trade                                                     33,032                 36,208
    Receivable from businesses distributed to common
        shareholders                                                                7,501                  7,412
    Inventories                                                                     8,376                  8,424
    Prepaid expenses and other                                                      3,711                  5,264
                                                                           --------------          -------------
        Total current assets                                                       74,601                 82,932
                                                                           --------------          -------------

Property and equipment                                                             41,725                 38,830
Less accumulated depreciation and amortization                                     27,377                 24,875
                                                                           --------------          -------------
    Net property and equipment                                                     14,348                 13,955
                                                                           --------------          -------------

Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                             18,708                 16,958
                                                                           --------------          -------------
                                                                           $      121,459          $     127,647
                                                                           ==============          =============

               LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          777          $         747
    Accounts payable                                                                4,083                  3,919
    Accrued expenses                                                               18,730                 21,419
    Accrued income taxes                                                           10,656                  9,792
                                                                           --------------          -------------
        Total current liabilities                                                  34,246                 35,877
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             17,063                 18,479
    Parent company                                                                  5,000                  9,930
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 22,063                 28,409
                                                                           --------------          -------------

Other liabilities                                                                   2,077                  1,812

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,333                  4,333
    Additional paid-in capital                                                    126,605                126,675
    Treasury stock, at cost                                                       (26,322)               (26,390)
    Accumulated deficit                                                           (35,027)               (35,590)
    Accumulated other comprehensive income (loss)                                  (6,516)                (7,479)
                                                                           --------------          -------------
    Total stockholders' equity                                                     63,073                 61,549
                                                                           --------------          -------------
                                                                           $      121,459          $     127,647
                                                                           ==============          =============

                 See notes to consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                  ---------------------------------
                                                                                        2003              2002
                                                                                  -------------      --------------
Operating activities:
   Net income (loss)                                                              $         563      $      (46,756)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                      2,099               1,903
       Deferred income taxes                                                             (1,589)             (1,696)
       Cumulative effect of change in accounting principle                                -                  45,269
       Other                                                                                279                 384
       Changes in working capital components                                              2,863               2,737
                                                                                  -------------      --------------
         Net cash provided by operating activities                                        4,215               1,841
                                                                                  -------------      --------------

Investing activities:
   Capital expenditures                                                                  (2,232)             (2,181)
   Other                                                                                    748                 346
                                                                                  -------------      --------------
       Net cash used in investing activities                                             (1,484)             (1,835)
                                                                                  -------------      --------------

Financing activities:
   Issuance of debt and capital leases                                                      273               2,238
   Payments on debt and capital leases                                                   (6,542)            (12,606)
   Common stock issued and other                                                            (16)                479
   Purchase of treasury stock                                                             -                  (1,452)
   Decrease (increase) in receivable from businesses
     distributed to common shareholders                                                     (89)             10,336
                                                                                  -------------      --------------
       Net cash used in financing activities                                             (6,374)             (1,005)
                                                                                  -------------      --------------

Decrease in cash and cash equivalents                                                    (3,643)               (999)
Cash and cash equivalents at beginning of period                                         25,624              29,545
                                                                                  -------------      --------------
Cash and cash equivalents at end of period                                        $      21,981      $       28,546
                                                                                  =============      ==============

Supplemental cash flow information:
   Cash paid for interest                                                         $         964      $        1,460
                                                                                  =============      ==============
   Cash paid for income taxes                                                     $         214      $          616
                                                                                  =============      ==============



                 See notes to consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at June 30, 2003 and the consolidated results of their operations and cash flows for the periods ended June 30, 2003 and 2002. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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


     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                           Three Months Ended                Six Months Ended
                                                                  June 30,                      June 30,
                                                     -----------------------------    -----------------------------
                                                          2003            2002             2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                (in thousands - except per share amounts)

     Reported net income (loss)                      $         420   $        (573)   $         563  $      (46,756)

     Stock-based employee compensation
         expense determined under the fair
         value based method, net of income
         taxes                                                 (38)           (130)             (59)           (229)
                                                     -------------   -------------    -------------  --------------
     Pro forma net income (loss)                     $         382   $        (703)   $         504  $      (46,985)
                                                     =============   =============    =============  ==============

     Earnings (loss) per share:
        As Reported:
           Basic                                     $         .01   $        (.02)   $         .02  $        (1.40)
                                                     =============   =============    =============  ==============
           Diluted                                   $         .01   $        (.02)   $         .02  $        (1.40)
                                                     =============   =============    =============  ==============
        Pro forma:
           Basic                                     $         .01   $        (.02)   $         .02  $        (1.41)
                                                     =============   =============    =============  ==============
           Diluted                                   $         .01   $        (.02)   $         .02  $        (1.41)
                                                     =============   =============    =============  ==============

2.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six month periods ended June 30, 2003 and 2002 is as follows:

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                        June 30,
                                                     -----------------------------    -----------------------------
                                                          2003            2002             2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Net income (loss)                               $         420   $        (573)   $         563  $      (46,756)
     Foreign currency translation
        adjustment                                             987           1,272              963             891
                                                     -------------   -------------    -------------  --------------
     Comprehensive income (loss)                     $       1,407   $         699    $       1,526  $      (45,865)
                                                     =============   =============    =============  ==============

     At June 30, 2003 and December 31, 2002, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $0.3 million and $1.3 million, respectively, and minimum pension liability adjustments for subsidiaries of $6.2 million and $6.2 million, respectively.

3.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle (in thousands, except for per share amounts):


                                                                                    Weighted
                                                                                     Average
                                                                                     Common          Per-Share
                                                               Income (loss)         Shares           Amount
                                                             ---------------     ---------------   ------------
     Three Months Ended June 30, 2003
     --------------------------------
         Basic earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           420              31,998   $        .01
                                                                                                   ============

         Effect of dilutive securities                                   -                   810
                                                             ---------------     ---------------

         Diluted earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           420              32,808   $        .01
                                                             ===============     ===============   ============

     Three Months Ended June 30, 2002
     --------------------------------
         Basic earnings per share -
              Income (loss) before cumulative
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

         Diluted earnings per share -
              Income (loss) before cumulative
              effect of change in accounting
              principle                                      $          (573)             33,379   $       (.02)
                                                             ===============     ===============   ============




                                                                                    Weighted
                                                                                     Average
                                                                                     Common          Per-Share
                                                               Income (loss)         Shares           Amount
                                                             ---------------     ---------------   ------------

     Six Months Ended June 30, 2003
     ------------------------------
         Basic earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           563              31,998   $        .02
                                                                                                   ============

         Effect of dilutive securities                                   -                   722
                                                             ---------------     ---------------

         Diluted earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           563              32,720   $        .02
                                                             ===============     ===============   ============

     Six Months Ended June 30, 2002
     ------------------------------
         Basic earnings per share - Income
              (loss) before cumulative effect
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

         Diluted earnings per share -
              Income (loss) before cumulative
              effect of change in accounting
              principle                                      $        (1,487)             33,343   $       (.04)
                                                             ===============     ===============   ============

     The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings (loss) per share for the three and six month periods ended June 30, 2003 and 2002, because the effects of assumed conversion would be anti-dilutive. Options to purchase 1,406,661 and 1,468,728 shares of common stock at weighted average prices of $2.45 and $2.43, respectively, were outstanding for the three and six month periods ended June 30, 2003, but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market prices of the common stock. As a result of the losses applicable to common stock for the three and six month periods ended June 30, 2002, all stock options were excluded from the computation of diluted earnings (loss) per share because the effects would be anti-dilutive.

4.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations of the Company.



5.   BUSINESS SEGMENT DATA

     The Company's technical services segment provides services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to governmental, healthcare, insurance and financial institutions. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to the Company's segments.

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $      25,111   $      22,171    $      48,119  $       42,640
        Information technology services                      8,122          10,242           17,338          17,941
                                                     -------------   -------------    -------------  --------------
                                                     $      33,233   $      32,413    $      65,457  $       60,581
                                                     =============   =============    =============  ==============
     Technical services segment revenues:
        Underpressure services                       $      10,463   $      10,018    $      21,278  $       19,982
        Turnaround services                                 12,280          10,398           22,220          18,994
        Other services                                       2,368           1,755            4,621           3,664
                                                     -------------   -------------    -------------  --------------
                                                     $      25,111   $      22,171    $      48,119  $       42,640
                                                     =============   =============    =============  ==============




                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Business segment profit:
        Technical services                           $       1,957   $         974    $       3,298  $        1,187
        Information technology services                       (451)         (1,186)            (759)         (1,850)
        General corporate                                     (817)           (943)          (1,624)         (1,888)
                                                     -------------   -------------    -------------  --------------
           Operating income (loss)                             689          (1,155)             915          (2,551)
        Interest and other income, net                          40             112              130             249
        Interest expense                                      (391)           (408)            (750)           (918)
                                                     -------------   -------------    -------------  --------------
        Income (loss) before income taxes
           and cumulative effect of change
           in accounting principle                   $         338   $      (1,451)   $         295  $       (3,220)
                                                     =============   =============    =============  ==============

                                                                                         June 30,      December 31,
                                                                                           2003           2002
                                                                                      -------------  --------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                            $      63,284  $       63,319
        Information technology services                                                      19,713          26,956
        General corporate                                                                    38,462          37,372
                                                                                      -------------  --------------
                                                                                      $     121,459  $      127,647
                                                                                      =============  ==============


6.   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF ACQUIRED BUSINESSES

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of June 30, 2003, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2002 (the annual evaluation date), no additional impairment charge was required.



     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses is as follows (in thousands):



     Excess of cost over fair value of net assets of acquired
        businesses at December 31, 2001                           $      61,054

     Cumulative effect of change in accounting principle
        recorded in the first quarter of 2002                           (47,252)
                                                                  -------------
     Excess of cost over fair value of net assets of acquired
        businesses at June 30, 2003 and December 31, 2002         $      13,802
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

     Effective January 1, 2003, the Company adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Company.

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

     Operating Results:


     Technical Services

     The technical services segment, Furmanite, provides specialized services, including leak sealing underpressure, on-site machining, safety and relief valve testing and repair, passive fire protection and fugitive emissions inspections to the process and power industries worldwide.

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2003             2002             2003            2002
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)
     Revenues:
         United States                             $     5,841     $     6,190      $      11,954   $       13,442
         Europe                                         15,627          13,480             29,495           24,117
         Asia-Pacific                                    3,643           2,501              6,670            5,081
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    25,111     $    22,171      $      48,119   $       42,640
                                                   ===========     ===========      =============   ==============

     Operating income:
         United States                             $      (513)    $      (456)     $        (383)  $         (591)
         Europe                                          2,152           1,740              3,727            2,406
         Asia-Pacific                                      491             100                837              223
         Headquarters                                     (173)           (410)              (883)            (851)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $     1,957     $       974      $       3,298   $        1,187
                                                   ===========     ===========      =============   ==============

     Capital expenditures,
         excluding acquisitions                    $       550     $       221      $       1,159   $          852
                                                   ===========     ===========      =============   ==============


     For the three months ended June 30, 2003, revenues for the technical services business increased by $2.9 million, or 13%, when compared to the same 2002 period. In the United States, second quarter revenues decreased by $0.3 million, or 6%, compared to the same period in 2002, due primarily to decreases in underpressure services, partially offset by increases in turnaround services. In Europe, revenues increased by $2.1 million, or 16%, when compared to the second quarter of 2002, due to increases in underpressure services, product sales and foreign currency exchange differences, partially offset by decreases in other process plant services. In Asia-Pacific, revenues increased by $1.1 million, or 46%, when compared to the second quarter of 2002, due to increases in turnaround services and foreign currency exchange differences.

     For the six months ended June 30, 2003, technical services revenues increased by $5.5 million, or 13%, when compared to the same period in 2002. Revenues in the United States decreased by $1.5 million, or 11%, when compared to 2002, due primarily to decreases in underpressure services resulting from decisions to exit non-performing contracts which did not meet current requirements for generating favorable returns. In Europe, revenues increased by $5.4 million, or 22%, when compared to 2002, due to increases in underpressure and turnaround services and foreign currency exchange differences, partially offset by decreases in other process plant services. Asia-Pacific revenues increased by $1.6 million, or 31%, when compared to 2002, due to increases in turnaround services, product sales and foreign currency exchange differences.

     Technical services operating income increased by $1.0 million, or 101%, for the three months ended June 30, 2003, when compared to the same 2002 period. In the United States, operating income decreased by $0.1 million, or 13%, compared to the same period in 2002, due to decreases in revenues, which was partially offset by higher operating margins. In Europe and Asia, operating income increased by $0.4 million, or 24%, and $0.4 million, or 391%, respectively, when compared to the same 2002 period due to overall higher revenue levels.

     For the six months ended June 30, 2003, technical services operating income increased by $2.1 million, or 178%, when compared to the same 2002 period. In the United States, operating income increased by $0.2 million, or 35%, compared to the same period in 2002, due to higher operating margins and lower general and administrative costs, which more than offset lower revenue levels. In Europe and Asia, operating income increased by $1.3 million, or 55%, and $0.6 million, or 275%, respectively, when compared to the same 2002 period, due to overall higher revenue levels.


     Information Technology Services

     The information technology services segment, Xtria, offers products and services that include application software, computer hardware, web hosted data processing, networking, consulting, and support services to the healthcare, financial, and insurance industries, and to governmental agencies. The healthcare group provides integration and consulting services to healthcare organizations implementing digital radiology imaging systems and software solutions to assist healthcare organizations with compliance with the Health Insurance Portability and Accountability Act and other accreditation and training requirements.

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2003             2002             2003            2002
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues                                      $     8,122     $    10,242     $       17,338   $       17,941
                                                   ===========     ===========     ==============   ==============
     Operating income (loss)                       $      (451)    $    (1,186)    $         (759)  $       (1,850)
                                                   ===========     ===========     ==============   ==============
     Capital expenditures,
         excluding acquisitions                    $       454     $       636     $        1,073   $        1,329
                                                   ===========     ===========     ==============   ==============


     For the three and six month periods ended June 30, 2003, information technology services revenues decreased by $2.1 million, or 21%, and $0.6 million, or 3%, respectively, when compared to the same 2002 periods. Service revenues decreased in the second quarter and first half of 2003, compared to the same 2002 periods, due primarily to the group's decision to shed lower margin business and focus on selectively increasing revenue for higher margin business. Revenues from equipment sales, furnished at the request of selected customers, decreased in the second quarter and increased in the first half of 2003, compared to the same 2002 periods, due to normal fluctuations in customer needs.

     Information technology services operating loss decreased by $0.7 million and $1.1 million for the three and six month periods ended June 30, 2003, respectively, compared to the same 2002 periods, due primarily to the segment's strategic focus on higher margin business. Additionally, operating income (loss) for the three and six months ended June 30, 2003 includes income of $0.4 million relating to favorable developments pertaining to a contingent liability.


     Interest Expense

     Interest expense decreased by $0.2 million during the six months ended June 30, 2003, compared to the same 2002 period, due to reductions in parent company debt (see "Liquidity and Capital Resources") and lower interest rates on variable rate borrowings.


     Income Taxes

     Income tax benefit for the periods presented differs from the expected tax at statutory rates due primarily to different tax rates in the various state and foreign jurisdictions.


     At June 30, 2003, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss and alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards expire, if unused, in varying amounts and dates from 2006 to 2023 and the alternative minimum tax credit carryforwards have no expiration date. Under Statement of Financial Accounting Standards No. 109, the Company periodically evaluates the realizability of its deferred tax assets from future operations. Such evaluations must consider various factors, including estimates of future taxable income growth and the expiration periods of net operating loss carryforwards, and conclude that it is more likely than not that the
     Company will realize the benefit of its net deferred tax assets. Additionally, the utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that a valuation allowance against the net deferred tax asset might be required, which could have a material effect on the results of operations of the Company.


     Liquidity and Capital Resources

     Cash provided by operating activities was $4.2 million and $1.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase was due to the overall higher revenues and operating income. During the six months ended June 30, 2003, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Capital expenditures were $2.2 million for both six month periods ended June 30, 2003 and 2002. Consolidated capital expenditures for the year 2003 have been budgeted at $4 million to $6 million, depending on the economic environment and the needs of the business. The Company expects to fund maintenance capital expenditures with existing cash and anticipated cash flows from operations.

     At June 30, 2003, $15.3 million was outstanding under a $25 million bank loan agreement that provides working capital for the technical services segment and is without recourse to the Company. Borrowings under the loan agreement bear interest at the option of the borrower at variable rates (3.29% at June 30, 2003), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services segment. At June 30, 2003, the Company was in compliance with all covenants. The loan agreement which matures in January 2009, is secured by substantially all of the tangible assets of the technical services segment.

     The Company's 8.75% subordinated debentures ($5.0 million outstanding at June 30, 2003) are convertible into shares of the Company's common stock at the conversion price, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, plus accrued interest, which satisfies all its sinking fund requirements on these subordinated debentures until their maturity in 2008. On June 30, 2003, the Company purchased an additional $4.9 million of subordinated debentures at par value, plus accrued interest.

     Additional information related to the sources and uses of cash is presented in the condensed consolidated financial statements included in this report.

     Information   regarding  the  Company's  Critical  Accounting  Policies  is
     included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


     Recent Accounting Pronouncements

     In May of 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires certain financial instruments, which were previously accounted for as equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for interim periods beginning on or after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material effect on the consolidated financial statements of the Company.

     In November of 2002, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The Company is currently evaluating the impact of EITF Issue No. 00-21, which must be adopted for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The principal market risks pursuant to this Item (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios and fluctuations in foreign currency.

The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $16.0 million at June 30, 2003, a one percent increase in interest rates would increase interest expense by approximately $0.2 million.

A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results - Technical Services."


Item 4. Controls and Procedures.

In its Release No. 34-46427, effective August 29, 2002, the Securities and Exchange Commission adopted rules requiring reporting companies to maintain disclosure controls and procedures to provide reasonable assurance that a registrant is able to record, process, summarize and report the information required in the registrant's quarterly and annual reports under the Securities Exchange Act of 1934 (the "Exchange Act"). Management believes that the Company's existing disclosure controls and procedures have been effective to accomplish these objectives.

The Company's principal executive officer and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003, have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------


                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.1*Xanser Corporation Stock Incentive Plan, amended and restated effective July 31, 2003, filed herewith.

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 14, 2003, filed herewith.

          *    Denotes management contract.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed May 12, 2003


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         XANSER CORPORATION
                                         (Registrant)


Date:  August 14, 2003                       //s//
                                         ---------------------------------------
                                         Michael R. Bakke
                                         Controller

                                                                    Exhibit 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER


I, John R. Barnes, Chief Executive Officer of Xanser Corporation certify that:

1.   I have reviewed this report on Form 10-Q of Xanser Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:   August 14, 2003

                                                    //s//
                                        ----------------------------------------
                                        John R. Barnes
                                        Chief Executive Officer

                                                                    Exhibit 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER


I, Howard C. Wadsworth, Chief Financial Officer of Xanser Corporation certify that:

1.   I have reviewed this report on Form 10-Q of Xanser Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:   August 14, 2003

                                                //s//
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Chief Financial Officer

                                                                    Exhibit 32.1

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   August 14, 2003

                                                    //s//
                                        ----------------------------------------
                                        John R. Barnes
                                        Chief Executive Officer










A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:   August 14, 2003

                                                //s//
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Vice President, Treasurer and Secretary
                                       (Chief Financial Officer)



A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.