Form 10-Q
period 2003-09-30
XANSER CORP
filed 2003-11-13
CIK 54441

--------------------------------------------------------------------------------

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

       Yes   X                                               No
          -------                                              ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

       Yes                                                   No  x
          -------                                              ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                            Outstanding at October 31, 2003
---------------------                            -------------------------------
     No par value                                       31,578,869 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------



                                                                                                           Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Operations - Three and
                    Nine Months Ended September 30, 2003 and 2002                                              1

                  Condensed Consolidated Balance Sheets - September 30, 2003
                    and December 31, 2002                                                                      2

                  Condensed Consolidated Statements of Cash Flows - Nine
                    Months Ended September 30, 2003 and 2002                                                   3

                  Notes to Consolidated Financial Statements                                                   4

Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                                              12

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                   17

Item 4.           Controls and Procedures                                                                     17


                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                            18



XANSER CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -------------   -------------    -------------  --------------
Revenues:
     Services                                        $      30,683   $      27,921    $      89,524  $       83,248
     Products                                                7,059           3,963           13,675           9,217
                                                     -------------   -------------    -------------  --------------
         Total revenues                                     37,742          31,884          103,199          92,465
                                                     -------------   -------------    -------------  --------------
Costs and expenses:
     Operating costs                                        28,776          27,444           84,002          81,721
     Cost of products sold                                   6,831           3,918           12,424           8,982
     Depreciation and amortization                           1,019             804            3,118           2,707
     General and administrative                                878             962            2,502           2,850
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses                           37,504          33,128          102,046          96,260
                                                     -------------   -------------    -------------  --------------
Operating income (loss)                                        238          (1,244)           1,153          (3,795)

Interest and other income, net                                  58             103              188             352
Interest expense                                              (263)           (435)          (1,013)         (1,353)
                                                     -------------   -------------    -------------  --------------
Income (loss) before income taxes and
   cumulative effect of change in
   accounting principle                                         33          (1,576)             328          (4,796)
Income tax benefit                                             334           1,145              602           2,878
                                                     -------------   -------------    -------------  --------------
Income (loss) before cumulative effect
   of change in accounting principle                           367            (431)             930          (1,918)

Cumulative effect of change in accounting
   principle - adoption of new accounting
   standard for goodwill, net of income taxes                 -              -                 -            (45,269)
                                                     -------------   -------------    -------------  --------------
Net income (loss)                                    $         367   $        (431)   $         930  $      (47,187)
                                                     =============   =============    =============  ==============

Earnings (loss) per common share - Basic and diluted:
     Before cumulative effect of change
       in accounting principle                       $         .01   $       (.01)    $         .03  $         (.06)
     Cumulative effect of change in
       accounting principle                                   -              -                 -              (1.37)
                                                     -------------   ------------     -------------  --------------
                                                     $         .01   $       (.01)    $         .03  $        (1.43)
                                                     =============   ============     =============  ==============


                 See notes to consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,          December 31,
                                                                                2003                  2002
                                                                          ---------------        ---------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                             $        19,878        $        25,624
    Accounts receivable, trade                                                     37,239                 36,208
    Receivable from businesses distributed to common
        shareholders                                                                7,699                  7,412
    Inventories                                                                     8,266                  8,424
    Prepaid expenses and other                                                      3,009                  5,264
                                                                           --------------          -------------
        Total current assets                                                       76,091                 82,932
                                                                           --------------          -------------

Property and equipment                                                             42,368                 38,830
Less accumulated depreciation and amortization                                     28,458                 24,875
                                                                           --------------          -------------
    Net property and equipment                                                     13,910                 13,955
                                                                           --------------          -------------

Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                             20,278                 16,958
                                                                           --------------          -------------
                                                                           $      124,081          $     127,647
                                                                           ==============          =============

               LIABILITIES AND EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          771          $         747
    Accounts payable                                                                3,877                  3,919
    Accrued expenses                                                               20,191                 21,419
    Accrued income taxes                                                           11,592                  9,792
                                                                           --------------          -------------
        Total current liabilities                                                  36,431                 35,877
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             16,765                 18,479
    Parent company                                                                  5,000                  9,930
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 21,765                 28,409
                                                                           --------------          -------------

Other liabilities                                                                   2,212                  1,812

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,333                  4,333
    Additional paid-in capital                                                    126,561                126,675
    Treasury stock, at cost                                                       (26,275)               (26,390)
    Accumulated deficit                                                           (34,660)               (35,590)
    Accumulated other comprehensive income (loss)                                  (6,286)                (7,479)
                                                                           --------------          -------------
    Total stockholders' equity                                                     63,673                 61,549
                                                                           --------------          -------------
                                                                           $      124,081          $     127,647
                                                                           ==============          =============

                 See notes to consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                  ---------------------------------
                                                                                        2003              2002
                                                                                  -------------      --------------
Operating activities:
   Net income (loss)                                                              $         930      $      (47,187)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                      3,118               2,707
       Deferred income taxes                                                             (2,684)             (2,827)
       Cumulative effect of change in accounting principle                                -                  45,269
       Other                                                                                414                 564
       Changes in working capital components                                              1,141               5,545
                                                                                  -------------      --------------
         Net cash provided by operating activities                                        2,919               4,071
                                                                                  -------------      --------------
Investing activities:
   Capital expenditures                                                                  (2,770)             (3,555)
   Other                                                                                    995                 347
                                                                                  -------------      --------------
       Net cash used in investing activities                                             (1,775)             (3,208)
                                                                                  -------------      --------------

Financing activities:
   Issuance of debt and capital leases                                                      302               2,303
   Payments on debt and capital leases                                                   (6,892)            (12,829)
   Purchase of treasury stock                                                             -                  (3,007)
   Decrease (increase) in receivable from businesses
     distributed to common shareholders                                                    (287)             10,179
   Common stock issued and other                                                            (13)                540
                                                                                  -------------      --------------
       Net cash used in financing activities                                             (6,890)             (2,814)
                                                                                  -------------      --------------

Decrease in cash and cash equivalents                                                    (5,746)             (1,951)
Cash and cash equivalents at beginning of period                                         25,624              29,545
                                                                                  -------------      --------------
Cash and cash equivalents at end of period                                        $      19,878      $       27,594
                                                                                  =============      ==============
Supplemental cash flow information:
   Cash paid for interest                                                         $       1,362      $        2,091
                                                                                  =============      ==============
   Cash paid for income taxes                                                     $         924      $          693
                                                                                  =============      ==============



                 See notes to consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at September 30, 2003 and the consolidated results of their operations and cash flows for the periods ended September 30, 2003 and 2002. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                          Three Months Ended                Nine Months Ended
                                                              September 30,                   September 30,
                                                     -----------------------------    -----------------------------
                                                          2003            2002             2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                (in thousands - except per share amounts)

     Reported net income (loss)                      $         367   $        (431)   $         930  $      (47,187)

     Stock-based employee compensation
         expense determined under the fair
         value based method, net of income
         taxes                                                 (47)            (66)            (106)           (295)
                                                     -------------   -------------    -------------  --------------
     Pro forma net income (loss)                     $         320   $        (497)   $         824  $      (47,482)
                                                     =============   =============    =============  ==============
     Earnings (loss) per share:
        As Reported:
           Basic                                     $         .01   $        (.01)   $         .03  $        (1.43)
                                                     =============   =============    =============  ==============
           Diluted                                   $         .01   $        (.01)   $         .03  $        (1.43)
                                                     =============   =============    =============  ==============
        Pro forma:
           Basic                                     $         .01   $        (.02)   $         .03  $        (1.44)
                                                     =============   =============    =============  ==============
           Diluted                                   $         .01   $        (.02)   $         .03  $        (1.44)
                                                     =============   =============    =============  ==============


2.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2003            2002             2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Net income (loss)                               $         367   $        (431)   $         930  $      (47,187)
     Foreign currency translation
        adjustment                                             230             129            1,193           1,020
                                                     -------------   -------------    -------------  --------------
     Comprehensive income (loss)                     $         597   $        (302)   $       2,123  $      (46,167)
                                                     =============   =============    =============  ==============

     At September 30, 2003 and December 31, 2002, accumulated other comprehensive loss consisted of cumulative foreign currency translation adjustments of $0.1 million and $1.3 million, respectively, and minimum pension liability adjustments for subsidiaries of $6.2 million and $6.2 million, respectively.


3.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings (loss) per share before cumulative effect of change in accounting principle (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                                     Common            Per-Share
                                                               Income (loss)         Shares             Amount
                                                             ---------------     ---------------   ----------------

     Three Months Ended September 30, 2003
     -------------------------------------
         Basic earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           367              31,992   $        .01
                                                                                                   ============

         Effect of dilutive securities                                   -                 1,027
                                                             ---------------     ---------------

         Diluted earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           367              33,019   $        .01
                                                             ===============     ===============   ============

     Three Months Ended September 30, 2002
     -------------------------------------
         Basic earnings per share -
              Income (loss) before cumulative
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

         Diluted earnings per share -
              Income (loss) before cumulative
              effect of change in accounting
              principle                                      $          (431)             32,249   $       (.01)
                                                             ===============     ===============   ============



                                                                                    Weighted
                                                                                     Average
                                                                                     Common            Per-Share
                                                               Income (loss)         Shares             Amount
                                                             ---------------     ---------------   ----------------

     Nine Months Ended September 30, 2003
     ------------------------------------
         Basic earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           930              31,990   $        .03
                                                                                                   ============

         Effect of dilutive securities                                   -                   843
                                                             ---------------     ---------------

         Diluted earnings per share -
              Income before cumulative
              effect of change in accounting
              principle                                      $           930              32,833   $        .03
                                                             ===============     ===============   ============

     Nine Months Ended September 30, 2002
     ------------------------------------
         Basic earnings per share -
              Income (loss) before cumulative
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

         Diluted earnings per share -
              Income (loss) before cumulative
              effect of change in accounting
              principle                                      $        (1,918)             32,976   $       (.06)
                                                             ===============     ===============   ============

     The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings (loss) per share for the three and nine month periods ended September 30, 2003 and 2002, because the effects of assumed conversion would be anti-dilutive. Options to purchase 619,000 and 1,406,751 shares of common stock at weighted average prices of $2.66 and $2.45, respectively, were outstanding for the three and nine month periods ended September 30, 2003, but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market prices of the common stock. As a result of the losses applicable to common stock for the three and nine month periods ended September 30, 2002, all stock options were excluded from the computation of diluted earnings (loss) per share because the effects would be anti-dilutive.

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

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $      25,763   $      22,576    $      73,882  $       65,216
        Information technology                              11,979           9,308           29,317          27,249
                                                     -------------   -------------    -------------  --------------
                                                     $      37,742   $      31,884    $     103,199  $       92,465
                                                     =============   =============    =============  ==============
     Technical services segment revenues:
        Underpressure services                       $      10,204   $      10,254    $      31,482  $       30,236
        Turnaround services                                 13,366          10,662           35,586          29,656
        Other services                                       2,193           1,660            6,814           5,324
                                                     -------------   -------------    -------------  --------------
                                                     $      25,763   $      22,576    $      73,882  $       65,216
                                                     =============   =============    =============  ==============


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2003           2002              2003           2002
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Business segment profit:
        Technical services                           $       1,835   $       1,062    $       5,133  $        2,249
        Information technology services                       (719)         (1,344)          (1,478)         (3,194)
        General corporate                                     (878)           (962)          (2,502)         (2,850)
                                                     -------------   -------------    -------------  --------------
           Operating income (loss)                             238          (1,244)           1,153          (3,795)
        Interest and other income, net                          58             103              188             352
        Interest expense                                      (263)           (435)          (1,013)         (1,353)
                                                     -------------   --------------   -------------  --------------
        Income (loss) before income taxes
           and cumulative effect of change
           in accounting principle                   $          33   $      (1,576)   $         328  $       (4,796)
                                                     =============   =============    =============  ==============

                                                                                      September 30,    December 31,
                                                                                           2003           2002
                                                                                      -------------  --------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                            $      64,115  $       63,319
        Information technology services                                                      22,531          26,956
        General corporate                                                                    37,435          37,372
                                                                                      -------------  --------------
                                                                                      $     124,081  $      127,647
                                                                                      =============  ==============


6.   EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF ACQUIRED BUSINESSES

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of September 30, 2003, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2002 (the annual evaluation date), no additional impairment charge was required.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses is as follows (in thousands):

     Excess of cost over fair value of net assets of acquired
        businesses at December 31, 2001                                         $      61,054

     Cumulative effect of change in accounting principle
        recorded in the first quarter of 2002                                         (47,252)
                                                                                -------------
     Excess of cost over fair value of net assets of acquired
        businesses at September 30, 2003 and December 31, 2002                  $      13,802
                                                                                =============


7.   ADOPTION OF RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations", which establishes requirements for the removal-type costs associated with asset retirements. The initial adoption of SFAS No. 143 had no effect on the consolidated financial statements of the Company.

     Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires that all restructurings initiated after December 31, 2002 be recorded when they are incurred and can be measured at fair value. The initial adoption of SFAS No. 146 had no effect on the consolidated financial statements of the Company.

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

     The Company has adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The interpretation requires certain disclosures in financial statements issued after January 31, 2003. The initial application of this interpretation had no effect on the consolidated financial statements of the Company.

     The Company has adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires certain financial instruments, which were previously accounted for as equity, to be classified as liabilities. The adoption of SFAS No. 150 had no effect on the consolidated financial statements of the Company.

     The Company has adopted the  provisions of EITF Issue No.  00-21,  "Revenue
     Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The adoption of EITF Issue No. 00-21, which applies to revenue arrangements entered into in fiscal periods beginning after September 15, 2003, did not have a material effect on the financial statements of the Company.

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

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                   ---------------------------      ------------------------------
                                                      2003             2002             2003            2002
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)
     Revenues:
         United States                             $     5,275     $     5,333      $      17,229   $       18,775
         Europe                                         16,375          14,332             45,870           38,449
         Asia-Pacific                                    4,113           2,911             10,783            7,992
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    25,763     $    22,576      $      73,882   $       65,216
                                                   ===========     ===========      =============   ==============

     Operating income:
         United States                             $      (569)    $      (755)     $        (952)  $       (1,346)
         Europe                                          2,297           1,885              6,024            4,291
         Asia-Pacific                                      780             377              1,617              600
         Headquarters                                     (673)           (445)            (1,556)          (1,296)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $     1,835     $     1,062      $       5,133   $        2,249
                                                   ===========     ===========      =============   ==============
     Capital expenditures                          $       440     $       584      $       1,599   $        1,436
                                                   ===========     ===========      =============   ==============


     For the three months ended September 30, 2003, revenues for the technical services business increased by $3.2 million, or 14%, when compared to the same 2002 period. In Europe, revenues increased by $2.0 million, or 14%, when compared to the third quarter of 2002, due to increases in turnaround services, product sales and foreign currency exchange differences, partially offset by decreases in underpressure services. In Asia-Pacific, revenues increased by $1.2 million, or 41%, when compared to the third quarter of 2002, due to increases in turnaround services and foreign currency exchange differences. In the United States, third quarter revenues decreased slightly compared to the same period in 2002.

     For the nine months ended September 30, 2003, technical services revenues increased by $8.7 million, or 13%, when compared to the same period in 2002. Revenues in the United States decreased by $1.5 million, or 8%, when compared to 2002, due primarily to decreases in underpressure services resulting from unfavorable market conditions and decisions to exit non-performing contracts which did not meet current requirements for generating favorable returns. In Europe, revenues increased by $7.4 million, or 19%, when compared to 2002, due to increases in underpressure and turnaround services, product sales and foreign currency exchange differences, partially offset by decreases in other process plant services. Asia-Pacific revenues increased by $2.8 million, or 35%, when compared to 2002, due to increases in turnaround services and foreign currency exchange differences.

     For the three months ended September 30, 2003, technical services operating income increased by $0.8 million, or 73%, when compared to the same 2002 period. In the United States, the operating loss decreased by $0.2 million, or 25%, compared to the same period in 2002, due to higher operating margins and lower general and administrative costs. In Europe and Asia, operating income increased by $0.4 million, or 22%, and $0.4 million, or 107%, respectively, when compared to the same 2002 period, due to the overall higher revenue levels.

     For the nine months ended September 30, 2003, technical services operating income increased by $2.9 million, or 128%, when compared to the same 2002 period. In the United States, the operating loss decreased by $0.4 million, or 29%, compared to the same period in 2002, due to higher operating margins and lower general and administrative costs, which more than offset lower revenue levels. In Europe and Asia, operating income increased by $1.7 million, or 40%, and $1.0 million, or 170%, respectively, when compared to the same 2002 period, due to the overall higher revenue levels.


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

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                   ---------------------------      ------------------------------
                                                      2003             2002             2003            2002
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues                                      $    11,979     $     9,308      $     29,317    $       27,249
                                                   ===========     ===========      ============    ==============
     Operating income (loss)                       $      (719)    $    (1,344)     $     (1,478)   $       (3,194)
                                                   ===========     ===========      ============    ==============
     Capital expenditures                          $        98     $       790      $      1,171    $        2,119
                                                   ===========     ===========      ============    ==============

     For the three and nine month periods ended September 30, 2003, information technology revenues increased by $2.7 million, or 29%, and $2.1 million, or 8%, respectively, when compared to the same 2002 periods. Service revenues decreased in the third quarter and first nine months of 2003, compared to the same 2002 periods, due primarily to the group's decision to shed lower margin business and focus on selectively increasing revenue for higher margin business. Revenues from equipment sales, furnished at the request of selected customers, increased in the third quarter and first nine months of 2003, compared to the same 2002 periods, due to normal fluctuations in customer needs.

     Information technology services operating loss decreased by $0.6 million and $1.7 million for the three and nine month periods ended September 30, 2003, respectively, compared to the same 2002 periods, due primarily to the segment's strategic focus on higher margin service business. Additionally, operating income (loss) for the nine months ended September 30, 2003 includes income of $0.4 million relating to favorable developments pertaining to a contingent liability.


     Interest Expense

     Interest expense decreased by $0.2 million and $0.3 million during the three and nine months ended September 30, 2003, respectively, compared to the same 2002 periods, due to reductions in parent company debt (see "Liquidity and Capital Resources") and lower interest rates on variable rate borrowings.

     Income Taxes

     Income tax benefit for the periods presented differs from the expected tax at statutory rates due primarily to different tax rates in the various state and foreign jurisdictions.

     At September 30, 2003, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss and alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards expire, if unused, in varying amounts and dates from 2006 to 2023, and the alternative minimum tax credit carryforwards have no expiration date. Under Statement of Financial Accounting Standards No. 109, the Company periodically evaluates the realizability of its deferred tax assets from future operations. Such evaluations must consider various factors, including estimates of future taxable income growth and the expiration periods of net operating loss carryforwards, and conclude that it is more likely than not that the
     Company will realize the benefit of its net deferred tax assets. Additionally, the utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that a valuation allowance against the net deferred tax asset might be required, which could have a material effect on the results of operations of the Company.

     Liquidity and Capital Resources

     Cash provided by operating activities was $2.9 million and $4.1 million for the nine months ended September 30, 2003 and 2002, respectively. The decrease was due to normal changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by increases in revenues and operating income. During the nine months ended September 30, 2003, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Capital expenditures were $2.8 million and $3.6 million for the nine month periods ended September 30, 2003 and 2002, respectively. Consolidated capital expenditures for the year 2003 have been budgeted at $4 million to $6 million, depending on the economic environment and the needs of the business. The Company expects to fund maintenance capital expenditures with existing cash and anticipated cash flows from operations.

     At September 30, 2003, $15.3 million was outstanding under a $25 million bank loan agreement that provides working capital for the technical services segment and is without recourse to the Company. Borrowings under the loan agreement bear interest at the option of the borrower at variable rates (2.875% at September 30, 2003), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services segment. At September 30, 2003, the Company was in compliance with all covenants. The loan agreement, which matures in January 2009, is secured by substantially all of the tangible assets of the technical services segment.

     The Parent Company's 8.75% subordinated debentures ($5.0 million outstanding at September 30, 2003) are convertible into shares of the Company's common stock at the conversion price of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, plus accrued interest, which satisfies all its sinking fund requirements on these subordinated debentures until their maturity in 2008. On September 30, 2003, the Company purchased an additional $4.9 million of subordinated debentures at par value, plus accrued interest.

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

The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $15.8 million at September 30, 2003, a one percent increase in interest rates would increase interest expense by approximately $0.2 million.

A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results - Technical Services."


Item 4. Controls and Procedures.

The Company's principal executive officer and principal financial officer, after evaluating as of September 30, 2003, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 13, 2003.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed August 1, 2003.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XANSER CORPORATION
                                        (Registrant)


Date:  November 13, 2003                      //s//
                                        ----------------------------------------
                                        Michael R. Bakke
                                        Controller

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


Date:   November 13, 2003


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



Date:   November 13, 2003


                                                 //s//
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Chief Financial Officer

                                                                    Exhibit 32.1

                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 13, 2003

                                                 //s//
                                          --------------------------------------
                                          John R. Barnes
                                          Chief Executive Officer





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

                                                                    Exhibit 32.2



                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

          Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002

The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company"), hereby certifies that the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:    November 13, 2003


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