Form 10-K
period 2003-12-31
XANSER CORP
filed 2004-03-26
CIK 54441

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5083
                               XANSER CORPORATION
             (Exact name of Registrant as specified in its Charter)

     Delaware                                                    74-1191271
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

2435 North Central Expressway
Richardson, Texas                                                   75080
-----------------------------------------                    -------------------
(Address of principal executive offices)                          (zip code)

       Registrant's telephone number, including area code: (972) 699-4000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------------------       ------------------------------------------
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

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $63,483,662. This figure is estimated as of June 30, 2003, at which date the closing price of the registrant's Common Stock on the New York Stock Exchange was $2.10 per share, and assumes that only the Registrant's officers and directors were affiliates of the registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 22, 2004: 31,609,141.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated by reference from portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

--------------------------------------------------------------------------------

                                     PART I

Item 1.    Business

GENERAL

     Xanser Corporation ("Xanser" or the "Company") conducts its principal businesses in two industry segments, technical services and information technology services. The technical services and information technology services segments operate through subsidiaries of Furmanite Worldwide, Inc. and Xtria LLC, respectively. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see "Technical Services." Xtria LLC ("Xtria") is engaged in the information technology services industry and offers products and services that include hardware design and implementation, web hosted data processing, networking, consulting and other support services to the healthcare, finance and insurance industries, and to agencies of the state and federal governments. Xtria also provides claims administration support and automated documentation control. For additional information see "Information Technology Services."

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


TECHNICAL SERVICES

     The Furmanite group of companies offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite Worldwide, Inc. has evolved into an international service company that provides technical and technology solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970s and 1980s, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. The Company acquired Furmanite in 1991 to diversify the Company's operations and pursue international growth opportunities. For the year ended December 31, 2003, Furmanite's revenues and operating income were approximately $101.0 million and $6.3 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products and Services

     Furmanite provides on-line repairs of leaks ("leak sealing") in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2003, 2002 and 2001, under pressure services represented approximately 42%, 46% and 42%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 48%, 46% and 50%, respectively, and product sales and other industrial services represented approximately 10%, 8% and 8%, respectively, of Furmanite's revenues for each of such years.

     Furmanite's on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and some are patented and, the Company believes, they provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite holds approximately 200 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from April 2004 to December 2012. Furmanite's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials to effect the necessary repairs. These efforts are supported by an internal quality control group that works with the on-site technicians in crafting these materials.

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

     Furmanite believes that it is the most recognized brand in its industry. With its 75-year history, Furmanite's customer relationships are long-term and worldwide. Furmanite serves its customers from its Richardson, Texas worldwide headquarters and maintains a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Louisiana; Beaumont, Texas; Charlotte, North Carolina; Houston, Texas; Los Angeles, California; Merrillville, Indiana and Salt Lake City, Utah. Furmanite's worldwide operations are further supported by offices currently located in Australia, Belgium, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom and by licensee, agency and/or minority ownership interest arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, South Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 2003 were 23% for the United States, 62% for Europe and 15% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the Company's consolidated financial statements.

     Furmanite's leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty claims during the three years ended December 31, 2003. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

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


INFORMATION TECHNOLOGY SERVICES

     Xtria, the Company's information technology services business, provides information technology services to the healthcare industry, the financial and insurance industries and to various governmental agencies. The segment's primary business includes hardware design and implementation, web hosted data processing, networking, consulting and other support services. For the year ended December 31, 2003, the information services segment's revenues and operating losses were $34.7 million and $6.5 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Xtria is headquartered in Richardson, Texas, and maintains offices in Bryan, Texas; McLean, Virginia; and Frederick, Maryland.

Healthcare Services

     Xtria facilitates healthcare organizations conversion from diagnostic film images to digital radiology imaging systems, known as Picture Archival and Communication Systems ("PACS"). PACS are used in connection with digitally recorded diagnostic images, such as magnetic resonance imaging, computer tomography scans, ultrasounds and digital x-rays, among others. The integrated PACS communication network enables physicians to share studies and results electronically while the digital imaging technologies are expected to increase the throughput of imaging studies. The system also allows information to be shared between facilities, including international locations, through secure web-based and dedicated wide area connections. Beyond the benefits to patients and medical staff, the system reduces the costs associated with traditional, film-based radiology imaging, which requires processing, storing and distributing images in film libraries.

     Xtria's PACS implementation service provides evaluation of the healthcare organization's PACS readiness, including a technology assessment, workflow analysis, cost analysis and information systems integration plan, development of a Request For Proposal tailored to the specific needs of the organization, evaluation of vendor submissions and recommendations on technical compliance and pricing, analysis of the top vendors, participation in on-site vendor presentations, and negotiation of final vendor contracts. Upon completion of the installation, Xtria's PACS implementation system continues to provide assistance by development of a comprehensive transition plan incorporating the digital imaging goals, project timelines and specific milestones necessary to ensure a smooth transition to a digital environment for the healthcare organization. Xtria also provides support and testing of the system after it has been installed, by engineers, physicists, and RTs ensure the system is ready for clinical use and meets the design specifications; and, on-going operational management to ensure peak performance of the PACS.

Financial and Insurance Services

     Xtria's financial and insurance group provides risk management information solutions and services for financial services and insurance companies. Xtria helps clients mitigate risk and increase profitability through improved decision support and active risk management. The Company's risk management solutions include lien tracking and notification services, automated document control, and federal and state delinquent payer compliance reporting. As part of its services, Xtria monitors, on behalf of its customers, the status of insurance coverage on automobiles and homes pledged as loan collateral. Xtria believes that the market for these applications is fragmented among a number of small competitors and that competition in this market is primarily based upon the quality of the services provided.

     Xtria also provides claims administration services, utilizing their industry expertise, technical infrastructure, and process management capabilities to meet the client's claims administration needs by tracking damaged collateral, issuing settlement checks directly to the insured lender, obtaining salvage bids, processing title transfers and providing loss reports. Xtria utilizes the Tickler(TM) Tracking System to automate document control and manage risk exposure from missing, expired or improper loan documentation. Sensitive documents, such as UCC-1s, hazard insurance, title insurance, tax receipts, financial statements, cash flow reports, letters of credit, stock values and CDs can be regularly reviewed and tracked by the Tickler(TM) Tracking System.

Government Services

     Xtria provides comprehensive information technology services, including web-enabled software applications, consulting and web development services under various state and federal government contracts. The web-enabled software applications developed by Xtria include early childhood research studies, field research and program analysis tools, shared statistical analysis tools, grant review services, conference management and logistics coordination tools. The Company believes that the capabilities Xtria offers in web-related services with large database components offer opportunities for further expanding its market.

ENVIRONMENTAL MATTERS

     Many of the Company's operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations generally are in compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities. See "Technical Services - Safety, Environmental and Other Regulatory Matters."


EMPLOYEES

     At December 31, 2003, the Company and its subsidiaries employed 1,034 persons. The Furmanite group of companies employed a total of 873 persons and 142 persons were employed by the Xtria group of companies. As of December 31, 2003, approximately 410 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 106 of Furmanite's employees in the United Kingdom who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.


AVAILABLE INFORMATION

     The Company files annual, quarterly, and other reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 (the "Exchange Act"). These reports and other information that the Company files with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549.
Additional information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically with the SEC.

     The Company also makes available free of charge on or through its Internet site (www.xanser.com) the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC.


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

     The Company's corporate headquarters is located in an office building in Richardson, Texas, pursuant to a lease agreement that expires in 2007. The facilities used in the operations of the Company's subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for two Furmanite properties located in the United Kingdom, which are owned by the Company.


Item 3. Legal Proceedings

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2003.


                                     PART II

Item 5. Market  for  the  Registrant's  Common  Equity and  Related  Stockholder
        Matters

     Shares of the Company's Common Stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbol XNR. Prior to the Distribution of KSL on June 29, 2001, the Company's Common Stock was traded on the NYSE under the symbol KAB. At March 22, 2004, there were approximately 4,000 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                                         Quoted Stock Prices
                                                               for XNR
                                                     -------------------------
              Calendar Year                           High               Low
              ------------------------               ------            -------
              2002:
                First Quarter                        $ 2.76            $ 1.87
                Second Quarter                         3.45              1.80
                Third Quarter                          2.01              1.25
                Fourth Quarter                         1.98              1.25

              2003:
                First Quarter                          1.90              1.33
                Second Quarter                         2.50              1.65
                Third Quarter                          2.78              2.05
                Fourth Quarter                         2.75              2.18

              2004:
                First Quarter                          2.65              2.25
                  (through March 22, 2004)

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

                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              2003          2002           2001            2000           1999
                                           ----------     ---------      ----------     ----------      ----------

Income Statement Data:
Revenues............................       $  135,720     $ 131,436      $  144,704     $  127,641      $  135,433
                                           ==========     =========      ==========     ==========      ==========
Operating income (loss).............       $   (3,367)    $  (4,207)     $    5,429     $    4,102      $   (4,566)
                                           ==========     =========      ==========     ==========      ==========
Income (loss) from continuing
   operations before income taxes
   and cumulative effect of change
   in accounting principle..........       $   (4,380)    $  (5,511)     $    9,349     $      889      $   (8,057)

Income tax benefit (expense)........           (8,725)(a)     3,269          13,039(b)       5,894(c)       38,507(d)
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations before cumulative
   effect of change in accounting
   principle........................          (13,105)       (2,242)         22,388          6,783          30,450

Cumulative effect of change in
   accounting principle-adoption
   of new accounting standard for
   goodwill, net of income taxes....              -         (45,269)            -              -              -
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations.......................          (13,105)      (47,511)         22,388          6,783          30,450

Income from discontinued operations
   - businesses distributed to common
   shareholders                                   -             -             3,337         10,386          28,459
                                           ----------     ---------      ----------     ----------      ----------
Net income (loss)...................       $  (13,105)    $ (47,511)     $   25,725     $   17,169      $   58,909
                                           ==========     =========      ==========     ==========      ==========

(a) Includes a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior year tax losses that are available to offset future taxable income (see Note 2 to Consolidated Financial Statements).

(b) Includes $18.1 million in tax benefits resulting from recapitalization of a foreign subsidiary (see Note 2 to Consolidated Financial Statements).

(c) Includes the recognition of $6.3 million in expected benefits from prior' years tax losses available to offset future taxable income.

(d) Includes the recognition of $37.1 million in expected benefits from prior' years tax losses available to offset future taxable income.


                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              2003          2002           2001            2000           1999
                                           ----------     ---------      ----------     ----------      ----------
Per Share Data:
Earnings (loss) per common share:
   Basic:
     Continuing operations:
       Before cumulative effect of
         change in accounting
         principle..................       $   (0.41)     $  (0.07)      $     0.68     $     0.20      $    0.95
       Cumulative effect of change
         in accounting principle....              -          (1.38)             -              -              -
                                           ---------      --------       ----------     ----------      ---------
                                               (0.41)        (1.45)            0.68           0.20           0.95
     Discontinued operations........              -              -             0.10           0.33           0.91
                                           ---------      --------       ----------     ----------      ---------
                                           $   (0.41)     $  (1.45)      $     0.78     $     0.53      $    1.86
                                           =========      ========       ==========     ==========      =========
   Diluted:
     Continuing operations:
       Before cumulative effect of
         change in accounting
         principle..................       $   (0.41)     $  (0.07)      $     0.64     $     0.19      $    0.92
       Cumulative effect of change
         in accounting principle....              -          (1.38)             -              -              -
                                           ---------      --------       ----------     ----------      ---------
                                               (0.41)        (1.45)            0.64           0.19           0.92
     Discontinued operations........              -              -             0.10           0.31           0.87
                                           ---------      --------       ----------     ----------      ---------
                                           $   (0.41)     $  (1.45)      $     0.74     $     0.50      $    1.79
                                           =========      ========       ==========     ==========      =========


                                                                       December 31,
                                           -----------------------------------------------------------------------
                                              2003          2002           2001            2000           1999
                                           ----------     ---------      ----------     ----------      ----------
Balance Sheet Data:
Cash and cash equivalents...........       $   21,240     $  25,624      $   29,545     $   20,517      $   14,516
Working capital.....................           44,103        47,055          71,789         81,185          42,191
Total assets........................          104,790       127,647         186,219        226,643         219,540
Long-term debt......................           20,457        28,409          37,801         39,593          44,223
Stockholders' equity................           52,452        61,549         115,506        166,039         144,803

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this report.


GENERAL

     The Company, formed in 1953, conducts its principal businesses in two industry segments, technical services and information technology services.

     The Company's technical services business, which is conducted through its Furmanite group of subsidiaries, offers specialized technical services to an international base of clients located in the United States, Europe and Asia Pacific regions. The technical services business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the division provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair.

     The Company's information technology services business, Xtria, provides services and related products to the healthcare industry, the financial and insurance industries, and various governmental agencies. The segment's primary business is information technology services, including application software, hardware, web hosted data processing, networking, consulting and support services.

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


OVERVIEW

     In 2003, the Company directed its efforts to position Xanser for future growth and profitability.

     The Company's technical service business, Furmanite, delivered outstanding performance in 2003 as it continued to focus its operations on its true core competency - maximizing the uptime of its customers' critical assets so that they are on line and performing profitably. Furmanite has fine-tuned its core services in order to achieve effective and efficient delivery, at the same time adding new services and technologies that open new markets, add new customers and extend value to its existing customers.

     Xanser's information technology services business, Xtria, was formed from a collection of IT businesses that were added over time. Some of these businesses were performing very well while others were struggling. Those struggling businesses were taking a great deal of time and resources and were substantially reducing Xtria's profitability. Those operations did not have the potential growth and margins that are necessary to build Xtria over the long term and were closed in the fourth quarter of 2003. Xtria is now focused on its strong operations in healthcare, financial and insurance, and government that deliver solid margins and have large market potential. In each of these areas Xtria has an established reputation, long-term customers, and proven solutions.

     Xanser has a strong  balance  sheet with  substantial  working  capital and
equity  and  a  small  amount  of  debt  and  will   continue  to  maximize  its
opportunities for growth in the future.


CONSOLIDATED RESULTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                               ----------------------------------------------------
                                                                    2003              2002               2001
                                                               -------------      -------------     ---------------
                                                                    (in thousands, except per share amounts)

Revenues from continuing operations.......................     $     135,720      $     131,436     $       144,704
                                                               =============      =============     ===============
Operating income (loss) from continuing operations........     $      (3,367)     $      (4,207)    $         5,429
                                                               =============      =============     ===============
Income (loss) from continuing operations before income
   taxes and cumulative effect of change in accounting
   principle..............................................     $      (4,380)     $      (5,511)    $        9,349
                                                               =============      =============     ==============
Net income (loss):
   Continuing operations..................................     $     (13,105)     $     (47,511)    $       22,388
   Discontinued operations - businesses
     distributed to common shareholders...................               -                  -                3,337
                                                               -------------      -------------     --------------
      Net income (loss)...................................     $     (13,105)     $     (47,511)    $       25,725
                                                               =============      =============     ==============
Earnings (loss) per common share:
    Basic:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle.............................    $       (0.41)     $       (0.07)     $        0.68
        Cumulative effect of change in
          accounting principle.............................              -                (1.38)              -
                                                               --------------     -------------     --------------
                                                                       (0.41)             (1.45)              0.68
      Discontinued operations..............................              -                  -                 0.10
                                                               --------------     --------------    --------------
                                                               $       (0.41)     $       (1.45)    $         0.78
                                                               =============      =============     ==============
    Diluted:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle.............................    $       (0.41)     $       (0.07)    $         0.64
        Cumulative effect of change in
          accounting principle.............................              -                (1.38)             -
                                                               --------------     -------------     --------------
                                                                       (0.41)             (1.45)              0.64
      Discontinued operations..............................              -                  -                 0.10
                                                               --------------     --------------    --------------
                                                               $       (0.41)     $       (1.45)    $         0.74
                                                               =============      =============     ==============
Capital expenditures from continuing operations,
   excluding acquisitions.................................     $       3,311      $       5,504     $        4,625
                                                               =============      =============     ==============


     For the year ended December 31, 2003, consolidated revenues from continuing operations increased by $4.3 million, or 3%, when compared to 2002, due to a $10.3 million increase in revenues from the technical services business (see "Technical Services" below), partially offset by a $6.0 million decrease in revenues from the information technology services business. The information technology services business closed its non-performing operations in late 2003 (see "Information Technology Services" below). The consolidated operating loss decreased by $0.8 million in 2003, when compared to 2002, due to a $2.8 million increase in operating income from the technical services business and a $0.8 million decrease in general and administrative expenses, partially offset by a $2.7 million increase in operating loss from the information technology services business. Loss from continuing operations before income taxes and cumulative effect of change in accounting principle decreased by $1.1 million, compared to 2002, due to the overall decrease in operating loss and a decrease in interest expense (see "Interest Expense" below). Income (loss) from continuing operations was ($13.1) million for the year ended December 31, 2003 and includes a non-cash accounting adjustment in the fourth quarter of 2003 related to deferred taxes of $12.1 million (see "Income Taxes" below).

     For the year ended December 31, 2002, revenues decreased by $13.3 million, or 9%, when compared to 2001, due to a $7.7 million decrease in revenues from the information technology services business and a $5.6 million decrease in revenues from the technical services business. Operating income decreased by $9.6 million in 2002, when compared to 2001, due primarily to a $7.4 million decrease in operating income from the information technology services business and a $2.0 million decrease in operating income from the technical services business. Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle decreased by $14.9 million, compared to 2001, due to the decrease in operating income and the 2001 recognition of $6.0 million of other income, net of expenses, from a legal proceeding, partially offset by a decrease in interest expense. Income (loss) from continuing operations was ($47.5) million for the year ended December 31, 2002, and includes a charge (net of income taxes) of $45.3 million for the cumulative effect of a change in accounting principle-adoption of new accounting standard for goodwill (see "Critical Accounting Policies and Estimates" below).

TECHNICAL SERVICES


                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                2003            2002            2001
                                                              ---------      ---------        -------
                                                                           (in thousands)

  Revenues:
     United States........................................    $  23,285      $  26,199       $ 35,788
     Europe...............................................       62,995         53,186         48,554
     Asia-Pacific.........................................       14,738         11,362         11,979
                                                              ---------      ---------       --------
                                                              $ 101,018      $  90,747       $ 96,321
                                                              =========      =========       ========
  Operating income (loss):
     United States........................................    $  (1,688)     $  (1,562)      $  1,306
     Europe...............................................        7,756          5,990          7,011
     Asia-Pacific.........................................        2,147          1,007            879
     Headquarters.........................................       (1,878)        (1,855)        (3,615)
                                                              ---------      ---------       --------
                                                              $   6,337      $   3,580       $  5,581
                                                              =========      =========       ========
  Capital expenditures....................................    $   1,897      $   2,912       $  3,331
                                                              =========      =========       ========


     For the year ended December 31, 2003, technical services revenues increased by $10.3 million, or 11%, when compared to 2002, due to increased demand for services in Europe and Asia and favorable foreign currency exchange rates, partially offset by lower revenues in the United States. In the United States, revenues decreased by $2.9 million, or 11%, when compared to 2002, due to decreases in turnaround and underpressure services resulting from unfavorable market conditions and decisions to exit non-performing contracts which did not meet current requirements for generating favorable returns. In Europe, revenues increased $9.8 million, or 18%, when compared to 2002, due to increases in turnaround and underpressure services, product sales and favorable foreign currency exchange rates. Asia-Pacific revenues increased $3.4 million, or 30%, when compared to 2002, due to increases in turnaround services and favorable foreign exchange rates. Overall, 2003 technical services operating income increased by $2.8 million, or 77%, when compared to 2002. In the United States, operating income decreased by $0.1 million, compared to 2002, due to lower levels of business. In Europe and Asia, operating income increased by $1.8 million, or 29%, and $1.1 million, or 113%, respectively, due to overall higher revenue levels.

     For the year ended December 31, 2002, technical services revenues decreased by $5.6 million, or 6%, when compared to 2001, primarily due to the impact of the economic downturn on its customers' business, particularly in the United States. In the United States, revenues decreased by $9.6 million, or 27%, compared to 2001, due to decreases in turnaround and underpressure services. In Europe, revenues increased $4.6 million, or 10%, compared to 2001, due to increases in underpressure services and favorable foreign currency exchange rates, partially offset by decreases in turnaround and other process services. Asia-Pacific revenues decreased $0.6 million, or 5%, compared to 2001, due to decreases in turnaround services and product sales, partially offset by favorable foreign exchange rates. Overall, 2002 technical services operating income decreased by $2.0 million, or 36%, compared to 2001. In the United States, operating income decreased by $2.9 million, compared to 2001, due to the lower levels of business. In Europe, operating income decreased by $1.0 million, compared to 2001, as favorable pension cost adjustments recorded in 2001 were not totally offset by the margins resulting from increased revenues in 2002. In Asia-Pacific, operating income increased $0.1 million, compared to 2001, due to increases in operating margins, which more than offset the lower revenues.

     Headquarters costs for 2001 includes $1.9 million of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted Statement of Financial Accounting Standards "(SFAS") No. 142 "Goodwill and Other Intangible Assets", which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see "Critical Accounting Policies and Estimates" below).


INFORMATION TECHNOLOGY SERVICES

                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                2003            2002           2001
                                                              ---------      ---------       --------
                                                                           (in thousands)

  Revenues................................................    $  34,702      $  40,689       $ 48,383
                                                              =========      =========       ========
  Operating income (loss).................................    $  (6,518)     $  (3,796)      $  3,651
                                                              =========      =========       ========
  Capital expenditures....................................    $   1,309      $   2,592       $  1,294
                                                              =========      =========       ========

     For the year ended December 31, 2003, information technology services revenues decreased by $6.0 million, or 15%, when compared to 2002, due to decreases in both communications-related installation revenues and government services equipment sales revenues, partially offset by increases in healthcare sector revenues. The communications-related installation services operations and low-margin government services equipment sales operations, as well as certain other non-profitable operations, were closed in the fourth quarter of 2003. Included in operating income in 2003 is a fourth quarter charge of $3.5 million pertaining to the write-down of inventory and software costs, and employee and other termination expenses resulting from the closing of such operations. Unpaid termination costs at December 31, 2003 were not material. Overall, the 2003 operating loss for the information technology services operations increased by $2.7 million in 2003, compared to 2002, primarily due to losses from the non-profitable operations which were exited in late 2003.

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

     Information technology services operating income for 2001 includes $0.4 million of amortization related to excess of cost over fair value of net assets of acquired businesses. In the first quarter of 2002, the Company adopted SFAS No. 142, which eliminates the amortization of goodwill and other intangible assets with indefinite lives (see "Critical Accounting Policies and Estimates" below).


GENERAL AND ADMINISTRATIVE EXPENSE

     For the year ended December 31, 2003, general and administrative expense was approximately $3.2 million, a decrease of $0.8 million from the prior year. For the year ended December 31, 2002, general and administrative expense was approximately $4.0 million, an increase of $0.2 million over the year ended December 31, 2001. The decrease in 2003 general and administrative expense was the result of overall decreases in personnel-related and consulting costs related primarily to corporate governance consulting costs, when compared to 2002 levels. The increase in 2002, when compared to 2001, was due to the corporate governance consulting costs incurred in 2002.


OTHER INCOME

     The Company was the plaintiff in a legal proceeding involving malpractice issues with a professional service provider previously used by the Company. This matter was settled in December 2001 with a payment to the Company which, net of expenses, totaled $6.0 million and is included in other income for the year ended December 31, 2001.


INTEREST EXPENSE

     For the years ended December 31, 2003 and 2002, interest expense decreased by $0.5 million and $1.7 million, respectively, when compared to the respective prior year period, due primarily to reductions in debt (see "Liquidity and Capital Resources") and lower interest rates on variable rate borrowings.


INCOME TAXES

     During the fourth quarter of 2003, the Company, pursuant to an evaluation performed in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes", recorded a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior years' tax losses (net operating loss carryforwards) that are available to offset future taxable income. The net operating loss carryforwards expire as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 in 2022; and $9.6 million in 2023.

     For the year ended December 31, 2001, income from continuing operations includes $18.1 million in income tax benefits resulting from the recapitalization of a foreign subsidiary. Additionally, income taxes for the year ended December 31, 2001 includes benefits of $0.6 million related to favorable developments pertaining to certain state and foreign income tax issues.

     Income tax benefit differs from the expected tax at statutory rates due primarily to the 2003 change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of continuing operations was $4.9 million, $3.5 million and $3.1 million during the years 2003, 2002 and 2001, respectively. The increase in 2003, compared to 2002, was due to overall increases in technical services revenues and operating income, partially offset by normal changes in working capital requirements resulting from the timing of cash receipts and disbursements. The increase in 2002, compared to 2001, was due primarily to normal changes in working capital requirements resulting from the timing of cash receipts and disbursements, partially offset by overall decreases in revenues and operating income.

     Capital expenditures for continuing operations were $3.3 million, $5.5 million and $4.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Consolidated capital expenditures for 2004 have been budgeted at $3 million to $4 million, depending on the economic environment and the needs of the businesses. Such expenditures, however, will depend on many factors beyond the Company's control, including, without limitation, demand for services in the technical services and information services businesses, local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2004 or thereafter. Capital expenditures (excluding acquisitions) in 2004 are expected to be funded from existing cash and anticipated cash flows from operations.

     In connection with a stock repurchase plan authorized by the Company's Board of Directors, the Company purchased in 2002 approximately 1,744,000 shares of the Company's common stock, at a cost of $3.3 million. The stock purchases were funded with cash on hand.

     At December 31, 2003, $14.3 million was outstanding under a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (2.88% at December 31, 2003), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, and cash flow to fixed charges and capital expenditures. At December 31, 2003, the Company was in compliance with all covenants. The Loan Agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Company's 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2003) are convertible into shares of the Company's common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures until their final maturity in 2008. On September 30, 2003, the Company purchased an additional $4.9 million of subordinated debentures at par value, plus accrued interest.

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

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.


     The following is a schedule by period of the Company's debt repayment obligations and material contractual commitments at December 31, 2003:

                                                          Less than                                        After
                                              Total        1 year        1-3 years       4-5 years        5 years
                                           ----------     ---------      ----------     ----------      ----------
                                                                      (in thousands)
Debt:
     Technical services credit facility    $   14,296     $      12      $      -       $      -        $   14,284
     Parent company convertible
        subordinated debentures........         5,000           -               -            5,000            -
     Other.............................           301           100             201            -              -
                                           ----------     ---------      ----------     ----------      ----------
                                               19,597           112             201          5,000          14,284

     Capital leases....................         1,598           626             722            250            -
                                           ----------     ---------      ----------     ----------      ----------
        Debt subtotal..................        21,195           738             923          5,250          14,284
                                           ----------     ---------      ----------     ----------      ----------
Other contractual commitments:
     Operating leases..................        10,477         3,326           4,311          1,367           1,473
                                           ----------     ---------      ----------     ----------      ----------
        Total..........................    $   31,672     $   4,064      $    5,234     $    6,617      $   15,757
                                           ==========     =========      ==========     ==========      ==========

     A foreign subsidiary of the Company has certain future funding requirements regarding a defined benefits pension plan (see Note 3 to the Company's Consolidated Financial Statements).


OFF-BALANCE SHEET TRANSACTIONS

     The Company was not a party to any off-balance sheet transactions during any of the three years ended December 31, 2003.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

     Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, the impairment of excess of cost over fair value of net assets of acquired businesses and income taxes.

     The Company's information technology services segment includes revenue recognized under multiple element arrangements with its customers, which requires the use of significant judgments and estimates by management. The accounting policies for revenue recognition in the information technology services segment comply with AICPA Statement of Position No. 97-2 "Software Revenue Recognition". SOP No. 97-2 requires revenue to be recognized only after software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP No. 97-2 also requires the unbundling of multiple elements and the allocation of pricing to each element based upon vendor specific objective evidence of fair value. In addition, the information technology services segment's revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104.

     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of December 31, 2003, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2003, no additional impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company.

     At December 31, 2003, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; and $9.6 million in 2023.
The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company's federal and state net deferred tax assets (see
Note 2 to the Company's Consolidated Financial Statements). The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws.


RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R has not and is not expected to have a material impact on the consolidated financial statements of the Company.

     In December of 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued. SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No 132 (revised), which applies to a defined benefits pension plan of a foreign subsidiary of the Company, must be adopted by the Company in the fiscal year ending December 31, 2004.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios and fluctuations in foreign currency.

         The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $14.6 million at December 31, 2003, a one percent increase in interest rates would increase annual interest expense by approximately $0.1 million.

     A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. (See Item 7 "Technical Services".)


Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and  Procedures.

     Xanser Corporation's principal executive officer and principal financial officer, after evaluating as of December 31, 2003, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     During the fourth quarter of 2003, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.


                                    PART III

     The information required by Items 10, 11, 12, 13 and 14 of Form 10-K are hereby incorporated by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2003.

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

         Xanser Corporation and Subsidiaries Financial Statements:
             Independent Auditors' Report........................................................           F - 1
             Consolidated Statements of Income - Three Years Ended
               December 31, 2003, 2002 and 2001..................................................           F - 2
             Consolidated Balance Sheets - December 31, 2003 and 2002............................           F - 4
             Consolidated Statements of Cash Flows - Three Years Ended
               December 31, 2003, 2002 and 2001..................................................           F - 5
             Consolidated Statements of Changes in Stockholders'
               Equity - Three Years Ended December 31, 2003, 2002 and 2001.......................           F - 6
             Notes to Consolidated Financial Statements..........................................           F - 7

(a) (2)  Financial Statement Schedules

     Set forth are the financial statement schedules appearing in this report.

         Schedule I - Xanser Corporation (Parent Company) Condensed Financial Statements:
             Statements of Income - Three Years Ended December 31, 2003, 2002 and 2001...........           F - 26
             Balance Sheets - December 31, 2003 and 2002.........................................           F - 27
             Statements of Cash Flows - Three Years Ended
               December 31, 2003, 2002 and 2001..................................................           F - 28

         Schedule II - Xanser Corporation Valuation and Qualifying Accounts -
             Three Years Ended December 31, 2003, 2002 and 2001..................................           F - 29

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

    10.2* Xanser  Corporation   (formerly  Kaneb  Services,   Inc.)  1994  Stock
          Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant's Form S-8 (S.E.C. File No. 33-54027), as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 22, 2001, and as Exhibit 10.1 to the exhibits of the Registrant's Form 10-Q for the period ended June 30, 2003, which exhibits are hereby incorporated by reference.

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

     23   Consent of KPMG LLP, filed herewith.


   31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 25, 2004.

   31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 25, 2004.

   32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 25, 2004.

   32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 25, 2004.

     *    Denotes management contracts.

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed with the SEC on October 30, 2003.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in 2002.


                                          KPMG LLP


Dallas, Texas
February 25, 2004

                       XANSER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME





                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2003              2002               2001
                                                               --------------     --------------    ---------------

Revenues:
    Services...............................................    $  120,790,000     $  114,659,000    $   127,421,000
    Products...............................................        14,930,000         16,777,000         17,283,000
                                                               --------------     --------------    ---------------
      Total revenues.......................................       135,720,000        131,436,000        144,704,000
                                                               --------------     --------------    ---------------

Costs and expenses:
    Operating costs........................................       116,503,000        112,159,000        114,735,000
    Cost of products sold..................................        13,538,000         15,828,000         15,529,000
    Depreciation and amortization..........................         5,860,000          3,665,000          5,208,000
    General and administrative.............................         3,186,000          3,991,000          3,803,000
                                                               --------------     --------------    ---------------
      Total costs and expenses.............................       139,087,000        135,643,000        139,275,000
                                                               --------------     --------------    ---------------

Operating income (loss)....................................        (3,367,000)        (4,207,000)         5,429,000

Interest income............................................           260,000            460,000            665,000
Other income...............................................              -                  -             6,741,000
Interest expense...........................................        (1,273,000)        (1,764,000)        (3,486,000)
                                                               --------------     --------------    ---------------
Income (loss) from continuing operations before
    income taxes and cumulative effect of change in
    accounting principle...................................        (4,380,000)        (5,511,000)         9,349,000

Income tax benefit (expense)...............................        (8,725,000)         3,269,000         13,039,000
                                                               ---------------    --------------    ---------------

Income (loss) from continuing operations before cumulative
    effect of change in accounting principle...............       (13,105,000)        (2,242,000)        22,388,000
Cumulative effect of change in accounting principle -
    adoption of new accounting standard for goodwill,
    net of income taxes....................................              -           (45,269,000)             -
                                                               --------------     --------------    ---------------

Income (loss) from continuing operations...................       (13,105,000)       (47,511,000)        22,388,000
Income from discontinued operations - businesses
    distributed to common shareholders, net of
    income taxes...........................................              -                  -             3,337,000
                                                               --------------     --------------    ---------------
      Net income (loss)....................................       (13,105,000)       (47,511,000)        25,725,000

Dividends and redemption premium applicable to
    preferred stock........................................              -                  -               493,000
                                                               --------------     --------------    ---------------
Net income (loss) applicable to common stock...............    $  (13,105,000)    $  (47,511,000)   $    25,232,000
                                                               ==============     ==============    ===============



                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Continued)



                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2003              2002               2001
                                                               --------------     --------------    ---------------

Earnings (loss) per common share:
    Basic:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle.............................    $       (0.41)     $       (0.07)    $          0.68
        Cumulative effect of change in
          accounting principle.............................              -                (1.38)              -
                                                               -------------      -------------     ---------------
                                                                       (0.41)             (1.45)               0.68
      Discontinued operations..............................              -                  -                  0.10
                                                               -------------      -------------     ---------------
                                                               $       (0.41)     $       (1.45)    $          0.78
                                                               =============      =============     ===============
    Diluted:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle.............................    $       (0.41)     $       (0.07)    $          0.64
        Cumulative effect of change in
          accounting principle.............................              -                (1.38)              -
                                                               -------------      -------------     ---------------
                                                                       (0.41)             (1.45)               0.64
      Discontinued operations..............................              -                  -                  0.10
                                                               -------------      -------------     ---------------
                                                               $       (0.41)     $       (1.45)    $          0.74
                                                               =============      =============     ===============



                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2003                   2002
                                                                              --------------         --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents......................................            $   21,240,000         $   25,624,000
   Accounts receivable, trade (net of allowance for doubtful
     accounts of $1,183,000 in 2003 and $1,500,000 in 2002).......                31,902,000             36,208,000
   Receivable from businesses distributed to common shareholders..                 7,564,000              7,412,000
   Inventories....................................................                 8,697,000              8,424,000
   Prepaid expenses and other.....................................                 4,182,000              5,264,000
                                                                              --------------         --------------
     Total current assets.........................................                73,585,000             82,932,000
                                                                              --------------         --------------

Property and equipment............................................                42,152,000             38,830,000
Less accumulated depreciation and amortization....................                29,879,000             24,875,000
                                                                              --------------         --------------
   Net property and equipment.....................................                12,273,000             13,955,000
                                                                              --------------         --------------

Excess of cost over fair value of net assets of acquired businesses               13,802,000             13,802,000
Deferred income taxes and other assets............................                 5,130,000             16,958,000
                                                                              --------------         --------------
                                                                              $  104,790,000         $  127,647,000
                                                                              ==============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt..............................            $      738,000         $      747,000
   Accounts payable...............................................                 3,098,000              3,919,000
   Accrued expenses...............................................                18,255,000             21,419,000
   Accrued income taxes...........................................                 7,391,000              9,792,000
                                                                              --------------         --------------

     Total current liabilities....................................                29,482,000             35,877,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Technical services.............................................                15,457,000             18,479,000
   Parent company.................................................                 5,000,000              9,930,000
                                                                              --------------         --------------
     Total long-term debt, less current portion...................                20,457,000             28,409,000
                                                                              --------------         --------------

Other liabilities.................................................                 2,399,000              1,812,000

Commitments and contingencies

Stockholders' equity:
   Common stock, without par value.  Authorized, 60,000,000 shares;
     issued, 37,336,176 shares in 2003 and 2002                                    4,333,000              4,333,000
   Additional paid-in capital.....................................               126,561,000            126,675,000
   Treasury stock, at cost........................................               (26,267,000)           (26,390,000)
   Retained earnings (accumulated deficit)........................               (48,695,000)           (35,590,000)
   Accumulated other comprehensive income (loss)..................                (3,480,000)            (7,479,000)
                                                                              --------------         --------------
     Total stockholders' equity...................................                52,452,000             61,549,000
                                                                              --------------         --------------
                                                                              $  104,790,000         $  127,647,000
                                                                              ==============         ==============

                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
                                                                   2003               2002                2001
                                                             --------------       -------------     ---------------
Operating activities:
   Income (loss) from continuing operations...............   $  (13,105,000)      $ (47,511,000)    $   22,388,000
   Adjustments to reconcile income from continuing
     operations to net cash provided by operating activities:
       Depreciation and amortization......................        5,860,000           3,665,000          5,208,000
       Deferred income taxes..............................        7,863,000          (1,266,000)       (15,436,000)
       Cumulative effect of change in accounting principle             -             45,269,000              -
       Other, net.........................................          587,000             736,000            296,000
       Changes in current assets and liabilities:
         Accounts receivable, net.........................        4,306,000             978,000         (7,866,000)
         Inventories......................................         (273,000)            518,000         (1,301,000)
         Prepaid expenses and other.......................        1,579,000           2,370,000         (3,102,000)
         Accounts payable and accrued expenses............       (1,928,000)         (1,239,000)         2,939,000
                                                             --------------       -------------     --------------
     Operating activities of continuing operations........        4,889,000           3,520,000          3,126,000
     Operating activities of discontinued operations......             -                  -             59,753,000
                                                             --------------       -------------     --------------
     Net cash provided by operating activities............        4,889,000           3,520,000         62,879,000
                                                             --------------       -------------     --------------

Investing activities:
   Capital expenditures...................................       (3,311,000)         (5,504,000)        (4,625,000)
   Acquisitions...........................................             -                  -               (811,000)
   Other, net.............................................        1,363,000           1,298,000            605,000
   Investing activities of discontinued operations........             -                  -           (128,258,000)
                                                             --------------       -------------     --------------
     Net cash used in investing activities................       (1,948,000)         (4,206,000)      (133,089,000)
                                                             --------------       -------------     --------------

Financing activities:
   Issuance of debt and capital leases....................          330,000           4,750,000          4,441,000
   Payments on debt and capital leases ...................       (8,278,000)        (15,641,000)        (4,655,000)
   Preferred stock dividends and redemption premium paid..             -                  -               (493,000)
   Common stock issued and other..........................            9,000             450,000            545,000
   Purchase of treasury stock.............................             -             (3,286,000)              -
   Redemption of preferred stock..........................             -                  -             (5,676,000)
   (Increase) decrease in receivable from businesses
     distributed to common shareholders...................         (152,000)         10,492,000         14,076,000
   Financing activities of discontinued operations........             -                  -             71,000,000
                                                             --------------       -------------     --------------
     Net cash provided by (used in) financing activities..       (8,091,000)         (3,235,000)        79,238,000
                                                             --------------       -------------     --------------
Effect of exchange rate changes on cash...................          766,000               -                  -
                                                             --------------       -------------     --------------

Increase (decrease) in cash and cash equivalents..........       (4,384,000)         (3,921,000)         9,028,000
Cash and cash equivalents at beginning of year............       25,624,000          29,545,000         20,517,000
                                                             --------------       -------------     --------------
Cash and cash equivalents at end of year..................   $   21,240,000       $  25,624,000     $   29,545,000
                                                             ==============       =============     ==============

Supplemental cash flow information from continuing
   operations:
     Cash paid for interest...............................   $    1,534,000       $   2,244,000     $    3,383,000
                                                             ==============       =============     ==============
     Cash paid for income taxes...........................   $    1,899,000       $     926,000     $    1,270,000
                                                             ==============       =============     ==============


                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 1 OF 2


                                           Preferred         Common          Additional        Treasury
                                             Stock            Stock        Paid-In Capital       Stock
                                        -------------     -------------    ---------------   -------------
Balance at January 1, 2001              $   5,792,000     $   4,250,000    $ 203,989,000     $ (31,440,000)
   Net income........................            -                -                -                 -
   Common stock issued...............            -               20,000          380,000           257,000
   Deferred stock units, vested......            -                -              651,000             -
   Redemption of Series A Preferred
     stock...........................      (5,680,000)            -                 -                -
   Repurchase of Series C and F
     Preferred stock.................        (112,000)            -           (7,725,000)        7,760,000
   Dividends and redemption premium
     applicable to preferred stock...            -                -                 -                -
   Distribution of KSL...............            -                -          (74,664,000)            -
   Gain on issuance of units by KPP..            -                -            6,113,000             -
   Minimum pension liability
     adjustment for subsidiary.......            -                -                 -                -
   Foreign currency translation
     adjustment......................            -                -                 -                -
                                        -------------     -------------    -------------     -------------
   Comprehensive income..............

Balance at December 31, 2001                     -            4,270,000      128,744,000       (23,423,000)
   Net income (loss).................            -                -                 -                -
   Common stock issued...............            -               63,000           68,000           319,000
   Deferred stock units, vested......            -                -              171,000             -
   Purchase of treasury stock........            -                -                 -           (3,286,000)
   Minimum pension liability
     adjustment for subsidiary.......            -                -                 -                -
   Foreign currency translation
     adjustment......................            -                -                 -                -
   Taxes associated with the
     Distribution of KSL and other...            -                -           (2,308,000)            -
                                        -------------     -------------    -------------     -------------
   Comprehensive income (loss).......

Balance at December 31, 2002                     -            4,333,000      126,675,000       (26,390,000)
   Net income (loss).................            -                -                 -                -
   Common stock issued...............            -                -             (153,000)          123,000
   Deferred stock units, vested......            -                -               39,000             -
   Minimum pension liability
     adjustment for subsidiary.......            -                -                 -                -
   Foreign currency translation
     adjustment .....................            -                -                 -                -
                                        -------------     -------------    -------------     -------------
   Comprehensive income (loss).......

Balance at December 31, 2003            $        -        $   4,333,000    $ 126,561,000     $ (26,267,000)
                                        =============     =============    =============     =============


                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  PART 2 OF 2

                                           Retained
                                           Earnings       Accumulated Other
                                         (Accumulated      Comprehensive      Comprehensive
                                           Deficit)        Income (Loss)      Income (Loss)
                                        -------------    ------------------   --------------
Balance at January 1, 2001              $ (13,311,000)    $  (3,241,000)
   Net income........................      25,725,000             -           $   25,725,000
   Common stock issued...............           -                 -                    -
   Deferred stock units, vested......           -                 -                    -
   Redemption of Series A Preferred
     stock...........................           -                 -                    -
   Repurchase of Series C and F
     Preferred stock.................           -                 -                    -
   Dividends and redemption premium
     applicable to preferred stock...        (493,000)            -                    -
   Distribution of KSL...............           -               640,000                -
   Gain on issuance of units by KPP..           -                 -                    -
   Minimum pension liability
     adjustment for subsidiary.......           -            (2,773,000)          (2,773,000)
   Foreign currency translation
     adjustment......................           -              (632,000)            (632,000)
                                        -------------     -------------       --------------
   Comprehensive income..............                                         $   22,320,000
                                                                              ==============
Balance at December 31, 2001               11,921,000        (6,006,000)
   Net income (loss).................     (47,511,000)            -          $   (47,511,000)
   Common stock issued...............            -                 -                   -
   Deferred stock units, vested......            -                 -                   -
   Purchase of treasury stock........            -                 -                   -
   Minimum pension liability
     adjustment for subsidiary.......            -           (3,374,000)          (3,374,000)
   Foreign currency translation
     adjustment......................            -            1,901,000            1,901,000
   Taxes associated with the
     Distribution of KSL and other...            -                 -                   -
                                        -------------     -------------       --------------
   Comprehensive income (loss).......                                         $  (48,984,000)
                                                                              ==============
Balance at December 31, 2002              (35,590,000)      (7,479,000)
   Net income (loss).................     (13,105,000)            -           $  (13,105,000)
   Common stock issued...............            -                -                    -
   Deferred stock units, vested......            -                -                    -
   Minimum pension liability
     adjustment for subsidiary.......            -           1,147,000             1,147,000
   Foreign currency translation
     adjustment .....................            -           2,852,000             2,852,000
                                        -------------     -------------       --------------
   Comprehensive income (loss).......                                         $   (9,106,000)
                                                                              ==============
Balance at December 31, 2003            $ (48,695,000)    $  (3,480,000)
                                        =============     =============


                 See notes to consolidated financial statements.

                       XANSER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

     The consolidated financial statements include the accounts of Xanser Corporation (the "Company" or "Parent") and its wholly-owned subsidiaries.

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

     Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax.

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

     Capitalized Software

     Costs incurred to purchase or develop computer software to be sold or leased is capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Under SFAS No. 86, amortization expense is based on current and projected revenues for each capitalized product, with an annual minimum equal to the straight-line method of amortization over the product's remaining estimated economic life. At December 31, 2002, unamortized software costs capitalized under SFAS No. 86 aggregated $1.3 million. The Company had no unamortized software costs capitalized at December 31, 2003. For the years ended December 31, 2003 and 2002, amortization expense totaled $2.0 million and $0.1 million, respectively. No amortization expense was incurred in 2001.

     Revenue Recognition

     Revenues are recognized when services to customers have been rendered or when products have been delivered.

     The information technology services segment's revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104. The accounting policies for revenue recognition in the information technology services segment comply with AICPA Statement of Position No. 97-2 "Software Revenue Recognition". SOP No. 97-2 requires revenue to be recognized only after software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP No. 97-2 also requires the unbundling of multiple elements and the allocation of pricing to each element based upon vendor specific objective evidence of fair value.

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

     Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company's financial position or results of operations. At December 31, 2003 and 2002, accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments of ($1.5) million and $1.3 million, respectively, and minimum pension liability adjustments (see Note 3) for subsidiaries of $5.0 million and $6.2 million, respectively.

     Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2003, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually at year end or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of a reporting unit's carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2003, no additional impairment charge was required.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses for the years ended December 31, 2003 and 2002 are as follows:

     Excess of cost over fair value of net assets of acquired
         businesses at December 31, 2001..........................  $61,054,000

     Cumulative effect of change in accounting principle
         recorded in the first quarter of 2002....................  (47,252,000)
                                                                   ------------
     Excess of cost over fair value of net assets of acquired
         businesses (technical services) at December 31, 2002
         and 2003.................................................  $13,802,000
                                                                   ============

     The effects of the adoption of SFAS No. 142 on income (loss) from continuing operations is as follows:

                                                                                        Year Ended December 31
                                                                                    -------------------------------
                                                                                        2002              2001
                                                                                    -------------    --------------

       Reported income (loss) from
          continuing operations...........................................          $ (47,511,000)   $   22,388,000
       Amortization of excess of cost
          over fair value of net assets
          of acquired businesses, net
          of income taxes.................................................                   -            2,164,000
       Cumulative effect of change in
          accounting principle - adoption
          of new accounting standard
          for goodwill, net of income taxes...............................             45,269,000             -
                                                                                    -------------    --------------
       Adjusted income (loss) from
          continuing operations...........................................          $  (2,242,000)   $   24,552,000
                                                                                    =============    ==============


                                                                                        Year Ended December 31
                                                                                    -------------------------------
                                                                                        2002              2001
                                                                                    -------------    --------------

       Reported diluted earnings (loss)
          per common share from
          continuing operations...........................................          $      (1.45)    $         0.64
       Amortization of excess of cost over
          fair value of net assets of
          acquired businesses, net of
          income taxes....................................................                   -                 0.06
       Cumulative effect of change in accounting
          principle, net of income taxes..................................                  1.38              -
                                                                                    ------------     --------------
       Adjusted diluted earnings (loss)
          per common share from
          continuing operations...........................................          $      (0.07)    $         0.70
                                                                                    ============     ==============

     Stock Option Plans

     In December of 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued, and the assumptions in the calculations under such model for the three years ended December 31, 2003 include stock price variance or volatility ranging from 9.32% to 13.38% based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 3.25% to 4.98% based on the 30-year U.S. treasury bill rate for the five-year expected life of the options, and no dividend yield.

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2003              2002              2001
                                                                 ---------------   --------------    --------------

      Reported net income (loss)...............................  $   (13,105,000)  $  (47,511,000)   $   25,725,000

      Stock-based employee compensation expense determined
        under the fair value based method, net of income taxes.         (138,000)        (620,000)         (593,000)
                                                                 ---------------   --------------    --------------

      Pro forma net income (loss)..............................  $   (13,243,000)  $  (48,131,000)   $   25,132,000
                                                                 ===============   ==============    ==============

      Earning (loss) per share:
        Basic - as reported....................................  $         (0.41)  $        (1.45)   $         0.78
                                                                 ===============   ==============    ==============
        Basic - pro forma......................................  $         (0.41)  $        (1.48)   $         0.75
                                                                 ===============   ==============    ==============

        Diluted - as reported..................................  $         (0.41)  $        (1.45)   $         0.74
                                                                 ===============   ==============    ==============
        Diluted - pro forma....................................  $         (0.41)  $        (1.48)   $         0.71
                                                                 ===============   ==============    ==============


     Change in Presentation

     Certain prior year financial statement items have been reclassified to conform with the 2003 presentation.

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

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
2003), "Consolidation of Variable Interest Entities ("FIN 46R"), primarily to clarify the required accounting for interests in variable interest entities ("VIEs"). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003 and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R has not and is not expected to have a material impact on the consolidated financial statements of the Company.

     The Company has adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which requires certain financial instruments, which were previously accounted for as equity, to be classified as liabilities. The adoption of SFAS No. 150 had no effect on the consolidated financial statements of the Company.

     The Company has adopted the provisions of EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. The adoption of EITF Issue No. 00-21, which applies to revenue arrangements entered into in fiscal periods beginning after September 15, 2003, did not have a material effect on the consolidated financial statements of the Company.

     In December of 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued. SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No 132 (revised), which applies to a defined benefits pension plan of a foreign subsidiary of the Company, must be adopted by the Company in the fiscal year ending December 31, 2004.


2.   INCOME TAXES

     Income (loss) from continuing operations before cumulative effect of change in accounting principle and income tax expense is comprised of the following components:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2003                2002                2001
                                                        --------------      -------------       -------------

       Domestic operations.........................     $  (12,562,000)     $ (11,427,000)      $  3,246,000
       Foreign operations..........................          8,182,000          5,916,000          6,103,000
                                                        --------------      -------------       ------------
       Income (loss) before income taxes...........     $   (4,380,000)     $  (5,511,000)      $  9,349,000
                                                        ==============      =============       ============

     Income tax expense (benefit) from continuing operations before cumulative effect of change in accounting principle is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign            State               Total
       -------------------------     -------------        ------------       ------------       -------------
       2003:
         Current...............      $  (1,704,000)       $  2,623,000       $    (57,000)      $     862,000
         Deferred..............          8,616,000          (1,530,000)           777,000           7,863,000
                                     -------------        ------------       ------------       -------------
                                     $   6,912,000        $  1,093,000       $    720,000       $   8,725,000
                                     =============        ============       ============       =============
       2002:
         Current...............      $  (2,140,000)       $     65,000       $     72,000       $  (2,003,000)
         Deferred..............         (1,825,000)          1,427,000           (868,000)         (1,266,000)
                                     -------------        ------------       ------------       -------------
                                     $  (3,965,000)       $  1,492,000       $   (796,000)      $  (3,269,000)
                                     =============        ============       ============       =============
       2001:
         Current...............      $   1,483,000        $    649,000       $    265,000       $   2,397,000
         Deferred..............        (15,418,000)            919,000           (937,000)        (15,436,000)
                                     -------------        ------------       ------------       -------------
                                     $ (13,935,000)       $  1,568,000       $   (672,000)      $ (13,039,000)
                                     =============        ============       ============       =============

     The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle for the years 2003, 2002 and 2001 are as follows:

                                                                Year Ended December 31,
                                          -----------------------------------------------------------------
                                                 2003                    2002                    2001
                                          -----------------       ------------------      -----------------
       Expected tax expense (benefit)
         at statutory rates.............  $      (1,533,000)      $       (1,929,000)     $       3,272,000
       Increase (decrease) in taxes
         resulting from:
         Change in valuation allowance..         12,112,000                     -                      -
         State income taxes, net........           (468,000)                (517,000)              (437,000)
         Foreign tax rate differences...         (1,689,000)                (629,000)               141,000
         Goodwill amortization .........              -                         -                   664,000
         Benefit from recapitalization
           of foreign subsidiary........              -                         -               (18,137,000)
         Resolution of state and foreign
           tax issues and other.........            303,000                 (194,000)             1,458,000
                                          -----------------       ------------------       ----------------
                                          $       8,725,000       $       (3,269,000)      $    (13,039,000)
                                          =================       ==================       ================


     At December 31, 2003, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows:
$1,211,000 in 2006; $3,033,000 in 2007;  $13,365,000 in 2022; and, $9,564,000 in
2023. The utilization of these NOLs could be subject to significant limitation in the event of a "change in ownership", as defined in the tax laws, which might be caused by purchases or sales of the Company's securities by persons or groups now or in the future having 5% or greater ownership of the Company's common stock.

     For the year ended December 31, 2001, income taxes include $18.1 million in tax benefits resulting from the recapitalization of a foreign subsidiary. Additionally, income taxes for the year ended December 31, 2001 includes benefits of $0.6 million related to favorable developments pertaining to certain state and foreign income tax issues.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2003                   2002
                                                                              --------------         --------------
       Deferred tax assets:
         Net operating loss carryforwards.........................            $    9,610,000         $    5,793,000
         Alternative minimum tax credit carryforwards.............                 2,505,000              4,385,000
         Accrued liabilities......................................                 1,547,000              1,076,000
         Intangibles..............................................                 1,528,000              1,739,000
         Foreign deferred tax assets..............................                 2,036,000                424,000
         Other....................................................                 1,399,000                889,000
                                                                              --------------         --------------
         Total gross deferred tax assets..........................                18,625,000             14,306,000
       Deferred tax liabilities-plant and equipment, principally due to
         differences in depreciation..............................                  (343,000)              (355,000)
                                                                              --------------         --------------
       Net deferred tax asset before valuation allowance..........                18,282,000             13,951,000
       Less valuation allowance...................................               (16,246,000)            (4,134,000)
                                                                              --------------         --------------
         Net deferred tax asset...................................            $    2,036,000         $    9,817,000
                                                                              ==============         ==============

     The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with SFAS No. 109 "Accounting for Income Taxes". Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company's federal and state net deferred tax assets.

3.   RETIREMENT PLANS

     The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions from continuing operations to this plan were $0.7 million, $0.8 million and $0.8 million for 2003, 2002 and 2001, respectively.

     One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5.5% to 12.0% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered fund managers. The most recent valuation of the U.K. Plan was performed as of October 31, 2003.

     Net pension cost for the U.K. Plan included the following components:

                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                            2003               2002                2001
                                                        --------------     -------------      -------------
       Net periodic pension cost:
         Service cost................................   $      787,000     $     658,000      $     515,000
         Interest cost...............................        2,954,000         2,522,000          2,287,000
         Expected return on plan assets..............       (2,946,000)       (3,012,000)        (3,516,000)
         Amortization of prior service cost..........           16,000            15,000             15,000
         Recognized net (gain) loss..................          768,000             4,000           (321,000)
                                                        --------------     -------------      -------------
       Net periodic pension cost (benefit)...........   $    1,579,000     $     187,000      $  (1,020,000)
                                                        ==============     =============      =============

     Actuarial assumptions used in the accounting for the U.K. Plan were a weighted average discount rate of 6.0% for 2003, 2002 and 2001, an expected long-term rate of return on assets of 7.5% for 2003, 2002 and 2001 and a rate of increase in compensation levels of 3.3% for 2003 and 3.0% for 2002 and 2001. The funded status of the U.K. Plan is as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2003               2002
                                                                          --------------    --------------
       Projected benefit obligation:
         Beginning of year..........................................       $  48,326,000     $  40,798,000
         Service cost...............................................             787,000           658,000
         Interest cost..............................................           2,954,000         2,522,000
         Contributions..............................................             761,000           607,000
         Benefits paid..............................................          (1,472,000)       (1,243,000)
         Foreign currency translation adjustment and other..........           5,110,000         4,984,000
                                                                           -------------     -------------
         End of year................................................          56,466,000        48,326,000
                                                                           -------------     -------------
       Fair value of plan assets:
         Beginning of year..........................................          38,234,000        38,980,000
         Actual gain (loss) on plan assets..........................           4,667,000        (4,569,000)
         Contributions..............................................             761,000           607,000
         Benefits paid..............................................          (1,472,000)       (1,243,000)
         Foreign currency translation adjustment and other..........           4,632,000         4,459,000
                                                                           -------------     -------------
         End of year................................................          46,822,000        38,234,000
                                                                           -------------     -------------

                                                                                     December 31,
                                                                          --------------------------------
                                                                                2003               2002
                                                                          --------------    --------------

       Excess projected obligation over fair value at end of year...       $  (9,644,000)    $ (10,092,000)
       Unrecognized net actuarial loss..............................          13,591,000        13,115,000
       Unamortized prior service cost...............................          (1,416,000)          119,000
                                                                           -------------     -------------
       Net pension prepaid asset....................................           2,531,000         3,142,000

       Additional minimum liability.................................          (8,845,000)       (9,184,000)
                                                                           -------------     -------------
       Net pension liability........................................       $  (6,314,000)    $  (6,042,000)
                                                                           =============     =============

     The Company recognizes a minimum pension liability for underfunded plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of accumulated other comprehensive income included in stockholders' equity. In 2003 and 2002, the Company recorded adjustments to minimum liabilities of $(1.9) million and $4.9 million, respectively, which, net of deferred income taxes of $(0.7) and $1.5 million, respectively, is recorded as a reduction in accumulated other comprehensive income.


4.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is as follows:

                                                        Estimated
                                                         Useful                     December 31,
                                                          Life            --------------------------------
                                                         (Years)                2003             2002
                                                     --------------       --------------    --------------

       Technical services........................        3 - 20           $   31,237,000    $   26,833,000
       Information technology services...........        3 - 7                 6,962,000         8,149,000
       General corporate.........................        3 - 10                3,953,000         3,848,000
                                                                          --------------    --------------
       Total property and equipment..............                             42,152,000        38,830,000
       Less accumulated depreciation
         and amortization........................                             29,879,000        24,875,000
                                                                          --------------    --------------
       Net property and equipment................                         $   12,273,000    $   13,955,000
                                                                          ==============    ==============

     Equipment under capital leases is included in the cost, and accumulated depreciation and amortization, of property and equipment as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2003              2002
                                                                          --------------    --------------
       Technical services equipment...........................            $    2,707,000    $    2,808,000
       Less accumulated depreciation and amortization ........                 1,160,000           887,000
                                                                          --------------    --------------
       Net equipment acquired under capital leases............            $    1,547,000    $    1,921,000
                                                                          ==============    ==============


5.   LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                   December 31,
                                                                          --------------------------------
                                                                                2003             2002
                                                                          --------------    --------------

       Technical services credit facility due in January
         of 2009..............................................            $   14,296,000    $   16,286,000
       Technical services foreign subsidiary notes, with
         interest ranging from 3.00% to 8.0%, due through
         2012.................................................                   301,000         1,010,000
       Technical services subsidiary capital leases...........                 1,598,000         1,930,000
       Parent company 8.75% convertible subordinated
         debentures due in 2008...............................                 5,000,000         9,930,000
                                                                          --------------    --------------
       Total long-term debt...................................                21,195,000        29,156,000
       Less current portion...................................                   738,000           747,000
                                                                          --------------    --------------
       Total long-term debt, less current portion.............            $   20,457,000    $   28,409,000
                                                                          ==============    ==============

     At December 31, 2003, $14.3 million was outstanding under a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (2.88% at December 31, 2003), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, and cash flow to fixed charges and capital expenditures. At December 31, 2003, the Company was in compliance with all covenants. The Loan Agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Company's 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2003) are convertible into shares of the Company's common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures until their maturity in 2008. On September 30, 2003, the Company purchased an additional $4.9 million of subordinated debentures at par value, plus accrued interest. The purchases were funded with cash on hand.

     At December 31, 2003, annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, were as follows: $0.7 million; $0.5 million; $0.4 million; $0.3 million; and $5.0 million; respectively, for each of the five years ending December 31, 2008.

6.     CAPITAL STOCK

     The changes in the number of issued and outstanding shares of the Company's common stock are summarized as follows:

                                                                                    Common Stock
                                                                 --------------------------------------------------
                                                                    Issued        Held in Treasury    Outstanding
                                                                 ------------     ----------------   --------------

       Balance at January 1, 2001..........................        36,641,121          5,499,419         31,141,702
       Common shares issued (repurchased), net.............           168,146         (1,401,572)         1,569,718
                                                                 ------------       ------------     --------------
       Balance at December 31, 2001........................        36,809,267          4,097,847         32,711,420
       Common shares issued (repurchased), net.............           526,909          1,686,609         (1,159,700)
                                                                 ------------       ------------     --------------
       Balance at December 31, 2002........................        37,336,176          5,784,456         31,551,720
       Common shares issued (repurchased), net.............              -               (28,806)            28,806
                                                                 ------------       ------------     --------------
       Balance at December 31, 2003........................        37,336,176          5,755,650         31,580,526
                                                                 ============       ============     ==============


     In connection with a stock repurchase plan authorized by the Company's Board of Directors, the Company purchased in 2002 approximately 1,744,000 shares of the Company's common stock, at a cost of $3.3 million. The stock purchases were funded with cash on hand.

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

     Series B Preferred Stock

     On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company's Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right. At December 31, 2003 and 2002 there were no Series B Preferred shares outstanding.

     Stock Compensation Plans

     Series C and F Preferred Stock - On June 12, 2001, the Company exchanged in non-cash transactions, 1,356,777 shares of the Company's common stock for all Adjustable Rate Cumulative Class A Preferred Stock, Series C and Series F shares issued to certain officers of the Company.

     Stock Option Plans - The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally vest over periods ranging from zero to five years and expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 2003, options on 3,008,711 shares at prices ranging from $.54 to $3.05 were outstanding, of which 1,925,330, were exercisable at prices ranging from $.54 to $3.05. At December 31, 2002, options on 3,103,014 shares at prices ranging from $.54 to $3.05 were outstanding, of which 1,749,743 were exercisable at prices ranging from $.54 to $3.05. At December 31, 2001, options on 3,049,083 shares at prices ranging from $.54 to $3.05 were outstanding, of which 2,168,083 were exercisable at prices ranging from $.54 to $3.05. The aggregate weighted average fair market value of options at the time of grant for the years 2003, 2002 and 2001 was $0.1 million, $0.8 million and $1.0 million, respectively, calculated using the Black-Scholes option pricing model.

     At December 31, 2003, the range of option exercise prices, number of options outstanding, number of options exercisable and weighted average exercise price, are as follows:

                                                              Shares                       Average Price
             Range of Exercise                  ----------------------------------        per Outstanding
                  Price                           Outstanding         Exercisable              Share
         -------------------------------        ---------------    ---------------        ---------------

         $0.54 - $0.81..................                 70,000             70,000               $ 0.56
         $0.82 - $1.23..................                817,629            817,629               $ 0.90
         $1.24 - $1.86..................                579,853            543,853               $ 1.57
         $1.87 - $2.81..................              1,382,229            385,248               $ 2.36
         $2.82 - $3.05..................                159,000            108,600               $ 2.95
                                                ---------------    ---------------
                                                      3,008,711          1,925,330               $ 1.80
                                                ===============   ================

     The changes in stock options outstanding for the Company's plans for the years 2003, 2002 and 2001 were as follows:

                                                                                            Average Price
                                                                         Shares               per Share
                                                                     -------------          --------------
       Outstanding at January 1, 2001.........................           2,198,283             $  3.54
       Granted................................................           1,016,000             $  2.67
       Exercised..............................................            (165,200)            $  2.89
                                                                     -------------
       Outstanding at December 31, 2001.......................           3,049,083             $  1.66
       Granted................................................             956,132             $  2.20
       Exercised..............................................            (533,234)            $  1.09
       Forfeited..............................................            (368,967)            $  2.71
                                                                     -------------
       Outstanding at December 31, 2002.......................           3,103,014             $  1.80
       Granted................................................             155,000             $  2.58
       Forfeited..............................................            (249,303)            $  2.22
                                                                     -------------
       Outstanding at December 31, 2003.......................           3,008,711             $  1.80
                                                                     =============

     There were no stock options which expired during the years ended December 31, 2003, 2002 or 2001.

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

     Deferred Stock Unit Plans - In 2002, the Company initiated a Deferred Stock Unit Plan (the "2002 DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common stock. Under the 2002 DSU Plan, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the 2002 DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elects to participate in the 2002 DSU Plan is awarded, under the Company's stock incentive plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2003, 1,696 DSUs had vested under the 2002 DSU Plan.

     In 1996, the Company initiated a Deferred Stock Unit plan (the "1996 DSU Plan") with terms and conditions similar to the 2002 DSU Plan. In connection with the Distribution, KSL agreed to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms remained unchanged. Similarly, the Company agreed to issue to employees of KSL who hold DSUs, the number of shares of the Company's common stock subject to the DSUs held by those employees. At December 31, 2003, approximately 407,000 shares of the Company's common stock were issuable to employees of the Company and KSL employees under this arrangement and the terms of the 1996 DSU Plan.


7.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share ("EPS") from continuing operations before cumulative effect of change in accounting principle:

                                                                               Weighted
                                                                                Average
                                                               Net              Common         Per-Share
                                                          Income (loss)         Shares          Amount
                                                        ---------------       -----------    -------------
         Year Ended December 31, 2003
         ----------------------------
           Basic EPS -
              Income (loss) from continuing
                operations applicable to

                common stock.........................   $   (13,105,000)       31,995,000    $       (0.41)

           Effect of dilutive securities.............             -                  -
                                                        ---------------    --------------

           Diluted EPS -
              Income (loss) from continuing operations
                applicable to common stock...........   $   (13,105,000)       31,995,000    $       (0.41)
                                                        ===============    ==============    =============

         Year Ended December 31, 2002
         ----------------------------
           Basic EPS -
              Income (loss) from continuing
                operations applicable to common
                stock, before cumulative effect of
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

         Year Ended December 31, 2001
         ----------------------------
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
                                                        ===============    ==============    ==============

     As a result of the losses from continuing operations applicable to common stock for 2003 and 2002, all 3,008,711 and 3,103,014 stock options, at weighted average prices of $1.80 and $1.80 for 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. Options to purchase 959,000 shares of common stock at weighted average prices of $2.71 were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS for all years presented because the effect of assumed conversion is anti-dilutive.


8.   COMMITMENTS AND CONTINGENCIES

     The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases attributable to continuing operations was $4.1 million for 2003, $3.9 million for 2002 and $3.6 million for 2001.

     At December 31, 2003, future minimum rental commitments attributable under all capital leases and operating leases are as follows:

                                                                           Capital            Operating
                                                                           Leases               Leases
                                                                       --------------       --------------
         2004.....................................................     $      689,000       $    3,326,000
         2005.....................................................            441,000            2,519,000
         2006 ....................................................            369,000            1,792,000
         2007.....................................................            275,000            1,119,000
         2008.....................................................              6,000              248,000
         Thereafter...............................................               -               1,473,000
                                                                       --------------       --------------
         Total minimum lease payments.............................          1,780,000       $   10,477,000
                                                                                            ==============
         Less amounts representing interest.......................            182,000
                                                                       --------------
         Present value of net minimum lease payments..............     $    1,598,000
                                                                       ==============

     The Company was the Plaintiff in a legal proceeding involving malpractice issues with a professional service provider previously used by the Company. This matter was settled in December 2001 with a payment to the Company which, net of expenses, totaled $6.0 million and is included in other income for the year ended December 31, 2001.

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


9.   BUSINESS SEGMENT DATA

     The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to healthcare, governmental, insurance and financial institutions. General corporate includes compensation and benefits paid to officers and employees of the Company, insurance premiums, general and administrative costs, tax and financial reporting costs, legal and audit fees not reasonably allocable to specific business segments. General corporate assets include cash, deferred taxes and other assets not related to its segments.

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment.

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                             2003                2002            2001
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Technical services..........................   $   101,018,000    $   90,747,000    $   96,321,000
         Information technology services.............        34,702,000        40,689,000        48,383,000
                                                        ---------------    --------------    --------------
                                                        $   135,720,000    $  131,436,000    $  144,704,000
                                                        ===============    ==============    ==============
       Technical services segment revenues:
         Under pressure services.....................   $    41,875,000    $   41,192,000    $   39,903,000
         Turnaround services.........................        48,768,000        41,949,000        48,301,000
         Other services..............................        10,375,000         7,606,000         8,117,000
                                                        ---------------    --------------    --------------
                                                        $   101,018,000    $   90,747,000    $   96,321,000
                                                        ===============    ==============    ==============



                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                             2003                2002            2001
                                                        ---------------    --------------    --------------
       Business segment profit (loss):
         Technical services .........................   $     6,337,000    $    3,580,000    $    5,581,000
         Information technology services.............        (6,518,000)       (3,796,000)        3,651,000
         General corporate...........................        (3,186,000)       (3,991,000)       (3,803,000)
                                                        ---------------    --------------    --------------
           Operating income (loss)...................        (3,367,000)       (4,207,000)        5,429,000
         Interest income.............................           260,000           460,000           665,000
         Other income................................              -                  -           6,741,000
         Interest expense............................        (1,273,000)       (1,764,000)       (3,486,000)
                                                        ---------------    --------------    --------------
         Income (loss) from continuing operations
           before income taxes and cumulative
           effect of change in accounting principle..   $    (4,380,000)   $   (5,511,000)   $    9,349,000
                                                        ===============    ==============    ==============

       Business segment assets:
         Depreciation and amortization:
           Technical services........................   $     2,609,000    $    2,540,000    $    4,514,000
           Information technology services...........         3,251,000         1,125,000           694,000
                                                        ---------------    --------------    --------------
                                                        $     5,860,000    $    3,665,000    $    5,208,000
                                                        ===============    ==============    ==============


                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                             2003                2002            2001
                                                        ---------------    --------------    --------------
         Capital expenditures (excluding acquisitions):
           Technical services........................   $     1,897,000    $    2,912,000    $    3,331,000
           Information technology services...........         1,309,000         2,592,000         1,294,000
           General corporate.........................           105,000               -                 -
                                                        ---------------    --------------    --------------
                                                        $     3,311,000    $    5,504,000    $    4,625,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2003               2002             2001
                                                        ---------------    --------------    --------------
         Total assets:
           Technical services........................   $    66,117,000    $   63,319,000    $  102,147,000
           Information technology services...........        14,902,000        26,956,000        30,877,000
           General corporate.........................        23,771,000        37,372,000        53,195,000
                                                        ---------------    --------------    --------------
                                                        $   104,790,000    $  127,647,000    $  186,219,000
                                                        ===============    ==============    ==============

     The following geographical area data includes revenues and operating income
(loss) based on location of the operating segment and net property and equipment based on physical location:

                                                                        Year Ended December 31,
                                                        ---------------------------------------------------
                                                              2003               2002             2001
                                                        ---------------    --------------    --------------
       Geographical area revenues:
         United States............................      $    57,987,000    $   66,888,000    $   84,171,000
         Europe...................................           62,995,000        53,187,000        48,554,000
         Asia-Pacific.............................           14,738,000        11,361,000        11,979,000
                                                        ---------------    --------------    --------------
                                                        $   135,720,000    $  131,436,000    $  144,704,000
                                                        ===============    ==============    ==============

       Geographical area operating income (loss):
         United States............................      $   (13,270,000)   $  (11,204,000)   $   (2,461,000)
         Europe...................................            7,756,000         5,990,000         7,011,000
         Asia-Pacific.............................            2,147,000         1,007,000           879,000
                                                        ---------------    --------------    --------------
                                                        $    (3,367,000)   $   (4,207,000)   $    5,429,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2003               2002             2001
                                                        ---------------    --------------    --------------
       Geographical area property and equipment, net:
         United States............................      $     5,128,000    $    7,269,000    $    5,346,000
         Europe...................................            5,874,000         5,652,000         5,110,000
         Asia-Pacific.............................            1,271,000         1,034,000           930,000
                                                        ---------------    --------------    --------------
                                                        $    12,273,000    $   13,955,000    $   11,386,000
                                                        ===============    ==============    ==============


10.  DISCONTINUED OPERATIONS - BUSINESSES DISTRIBUTED TO COMMON SHAREHOLDERS

     The results of operations for the pipeline, terminaling and product marketing businesses are reflected in the accompanying consolidated statements of income as "Discontinued operations - businesses distributed to common shareholders" (See Note 1). Prior to the Distribution, KSL held the 2% general partner interest and a 25% limited partner interest in Kaneb Pipe Line Partners, L.P. ("KPP") and the Company's previously wholly-owned petroleum marketing subsidiary. A summary of operating results of discontinued operations for the year ended December 31, 2001 (through date of Distribution on June 29, 2001) is presented below:

                                                                         Year Ended
                                                                      December 31, 2001
                                                                      -----------------
       Revenues:
         Pipeline and terminaling..........................             $   101,021,000
         Product marketing business........................                 187,231,000
                                                                        ---------------
                                                                        $   288,252,000
                                                                        ===============
       Operating profit:
         Pipeline and terminaling..........................             $    39,896,000
         Product marketing business........................                    (264,000)
         Distribution expenses.............................                  (1,923,000)
                                                                        ---------------
                                                                        $    37,709,000
                                                                        ===============
       Income before income taxes and interest of outside
         non-controlling partners in KPP's net income and
         extraordinary item................................             $    32,653,000
       Income taxes........................................                  (3,090,000)
       Extraordinary loss on KPP debt
         extinguishment, net of income taxes
         and interest of outside non-controlling
         partners in KPP's net income......................                    (859,000)
       Interest of outside non-controlling partners
         in KPP's net income...............................                 (25,367,000)
                                                                        ---------------
       Income from discontinued operations,
         net of income taxes...............................             $     3,337,000
                                                                        ===============

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


11.  ACCRUED EXPENSES

     Accrued expenses are comprised of the following components:

                                                                                    December 31,
                                                                          ---------------------------------
                                                                                2003              2002
                                                                          --------------     --------------
       Accrued compensation and benefits.............................     $    9,664,000     $    8,694,000
       Accrued taxes other than income...............................            703,000            582,000
       Accrued interest..............................................            202,000            456,000
       Other.........................................................          7,686,000         11,687,000
                                                                          --------------     --------------
                                                                          $   18,255,000     $   21,419,000
                                                                          ==============     ==============


12.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt (excluding capital leases) as of December 31, 2003 and 2002 was approximately $22 million and $27 million as compared to the carrying value of $21 million and $27 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

     The technical services segment provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities. The information technology services segment provides services and related products to the U. S. Government and commercial sectors. The Company does not believe that it has a significant concentration of credit risk at December 31, 2003, as the Company's accounts receivable are generated from these distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for 2003 and 2002 are summarized as follows:

                                                                        Quarter Ended
                                            ----------------------------------------------------------------------
                                               March 31,          June 30,        September 30,      December 31,
                                            --------------    ---------------     --------------    --------------
      2003:
      Revenues..........................    $   32,224,000    $    33,233,000     $   37,742,000    $   32,521,000
                                            ==============    ===============     ==============    ==============

       Operating income (loss)...........   $      226,000    $       689,000     $      238,000    $   (4,520,000)
                                            ==============    ===============     ==============    ==============

       Net income (loss).................   $      143,000    $       420,000     $      367,000    $  (14,035,000)(a)
                                            ==============    ===============     ==============    ==============

       Earnings (loss) per common share -
         basic and diluted...............   $         -       $          0.01     $         0.01    $        (0.44)
                                            ==============    ===============     ==============    ==============


                                                                        Quarter Ended
                                            ----------------------------------------------------------------------
                                               March 31,          June 30,        September 30,      December 31,
                                            --------------    ---------------     --------------    --------------
       2002:
       Revenues..........................   $   28,168,000    $    32,413,000     $   31,884,000    $   38,971,000
                                            ==============    ===============     ==============    ==============

       Operating income (loss)...........   $   (1,396,000)   $    (1,155,000)    $   (1,244,000)   $     (412,000)
                                            ==============    ===============     ==============    ==============

       Net income (loss) before
         cumulative effect of change
         in accounting principle.........   $     (914,000)   $      (573,000)    $     (431,000)   $     (324,000)
       Cumulative effect of change
         in accounting principle, net
         of income taxes (b).............      (45,269,000)               -                  -             -
                                            --------------    ---------------     --------------    --------------

       Net income (loss).................   $  (46,183,000)   $      (573,000)    $     (431,000)   $     (324,000)
                                            ==============    ===============     ==============    ==============

       Earnings (loss) per common share -
         basic and diluted:
           Before cumulative effect
              of change in accounting
              principle..................   $       (0.03)    $        (0.02)     $       (0.01)    $        (0.01)
           Cumulative effect of change
              in accounting principle (b)           (1.36)              -                  -                 -
                                            -------------     --------------      -------------     --------------
                Total....................   $       (1.39)    $        (0.02)     $       (0.01)    $        (0.01)
                                            =============     ==============      =============     ==============


     (a) See Note 2 regarding increase in valuation allowance for deferred tax assets. Additionally, fourth quarter 2003 results include a charge of $3.5 million pertaining to the write-down of inventory and software costs, and employee and other termination expenses resulting from the closing of such operations.

     (b) See Note 1 regarding cumulative effect of change in accounting principle resulting from adoption of new accounting standard for goodwill.

                                                                     Schedule I


                       XANSER CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME




                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   2003               2002                2001
                                                              -------------       -------------      --------------

General and administrative expenses.....................      $  (3,186,000)      $  (3,991,000)     $   (3,803,000)
Interest expense........................................           (693,000)           (991,000)         (2,270,000)
Interest and other income, net..........................            159,000             360,000           7,254,000
Equity in income (loss) of subsidiaries.................         (1,426,000)         (1,969,000)          6,558,000
                                                              -------------       -------------      --------------

Income (loss) from continuing operations
   before income taxes and cumulative effect
   of change in accounting principle....................         (5,146,000)         (6,591,000)          7,739,000
Income tax benefit (expense)............................         (7,959,000)          4,349,000          14,649,000
                                                              -------------       -------------      --------------

Income (loss) from continuing operations before
   cumulative effect of change in accounting principle..        (13,105,000)         (2,242,000)         22,388,000

Cumulative effect of change in accounting principle -
   adoption of new accounting standard for
   goodwill, net of income taxes........................               -            (45,269,000)               -
                                                              -------------       -------------      --------------

Income (loss) from continuing operations................        (13,105,000)        (47,511,000)         22,388,000

Income from discontinued operations - businesses
   distributed to common shareholders, net of
   income taxes.........................................               -                  -               3,337,000
                                                              -------------       -------------      --------------

Net income (loss).......................................        (13,105,000)        (47,511,000)         25,725,000

Dividends and redemption premium applicable
   to preferred stock...................................               -                  -                 493,000
                                                              -------------       -------------      --------------

Net income (loss) applicable to common  stock...........      $ (13,105,000)      $ (47,511,000)     $   25,232,000
                                                              =============       =============      ==============

Earnings (loss) per common share:
    Basic:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle..........................      $       (0.41)      $       (0.07)     $         0.68
        Cumulative effect of change in accounting
          principle.....................................               -                  (1.38)               -
                                                              -------------       -------------      --------------
                                                                      (0.41)              (1.45)               0.68
      Discontinued operations...........................               -                   -                   0.10
                                                              -------------       -------------      --------------
                                                              $       (0.41)      $       (1.45)     $         0.78
                                                              =============       =============      ==============
    Diluted:
      Continuing operations:
        Before cumulative effect of change in
          accounting principle..........................      $       (0.41)      $       (0.07)     $         0.64
        Cumulative effect of change in accounting
          principle.....................................               -                  (1.38)               -
                                                              -------------       -------------      --------------
                                                                      (0.41)              (1.45)               0.64
      Discontinued operations...........................               -                   -                   0.10
                                                              -------------       -------------      --------------
                                                              $       (0.41)      $       (1.45)     $         0.74
                                                              =============       =============      ==============

               See "Notes to Consolidated Financial Statements" of Xanser
                Corporation and Subsidiaries included in this report.

                                                                     Schedule I
                                                                     (Continued)


                       XANSER CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2003                   2002
                                                                             ---------------        ---------------

                                     ASSETS
Current assets:
   Cash and cash equivalents............................................     $    13,109,000        $    17,432,000
   Receivable from businesses distributed to common shareholders........           7,564,000              7,412,000
   Current deferred income tax assets...................................               -                    253,000
   Prepaid expenses and other...........................................             961,000                561,000
                                                                             ---------------        ---------------
     Total current assets...............................................          21,634,000             25,658,000
                                                                             ---------------        ---------------

Property and equipment..................................................           3,953,000              3,848,000
Less accumulated depreciation and amortization..........................           3,848,000              3,848,000
                                                                             ---------------        ---------------
     Net property and equipment.........................................             105,000                  -
                                                                             ---------------        ---------------

Investments in, advances to and notes receivable
  from subsidiaries.....................................................          43,891,000             50,939,000

Deferred income tax and other assets....................................               -                  2,499,000
                                                                             ---------------        ---------------
                                                                             $    65,630,000        $    79,096,000
                                                                             ===============        ===============


                             LIABILITIES AND EQUITY

Current liabilities:
   Accounts payable and accrued expenses................................     $     7,004,000        $     6,920,000
                                                                             ---------------        ---------------
     Total current liabilities..........................................           7,004,000              6,920,000
                                                                             ---------------        ---------------

Long-term debt, less current portion....................................           5,000,000              9,930,000

Other liabilities.......................................................           1,174,000                697,000

Stockholders' equity:
   Common stock, without par value......................................           4,333,000              4,333,000
   Additional paid-in capital...........................................         126,561,000            126,675,000
   Treasury stock, at cost..............................................         (26,267,000)           (26,390,000)
   Retained earnings (accumulated deficit)..............................         (48,695,000)           (35,590,000)
   Accumulated comprehensive income (loss)..............................          (3,480,000)            (7,479,000)
                                                                             ---------------        ---------------
       Total stockholders' equity.......................................          52,452,000             61,549,000
                                                                             ---------------        ---------------
                                                                             $    65,630,000        $    79,096,000
                                                                             ===============        ===============



               See "Notes to Consolidated Financial Statements" of Xanser
                Corporation and Subsidiaries included in this report.

                                                                     Schedule I
                                                                     (Continued)


                       XANSER CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                              2003                2002                 2001
                                                       -----------------    ----------------    ------------------
Operating activities:
   Income (loss) from continuing operations..........  $     (13,105,000)   $    (47,511,000)   $       22,388,000
   Adjustments to reconcile income from
     continuing operations to net cash used in
     operating activities:
       Equity in income of subsidiaries, net of
         dividends...................................          1,554,000            (155,000)           (3,767,000)
       Deferred income taxes.........................          9,393,000             181,000           (21,032,000)
       Cumulative effect of change in accounting
         principle...................................              -              45,269,000                 -
       Other, net....................................            477,000             648,000                 -
       Changes in current assets and liabilities:
         Prepaid expenses and other current assets...           (400,000)          2,246,000               121,000
         Accounts payable and accrued expenses ......             84,000          (4,672,000)            1,250,000
                                                       -----------------    ----------------    ------------------
         Net cash used in operating activities.......         (1,997,000)         (3,994,000)           (1,040,000)
                                                       -----------------    ----------------    ------------------
Investing activities:
   Capital expenditures..............................           (105,000)              -                     -
   Change in other assets, net.......................          2,852,000           1,883,000              (507,000)
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           investing activities......................          2,747,000           1,883,000              (507,000)
                                                       -----------------    ----------------    ------------------

Financing activities:
   Payments on debt..................................         (4,930,000)        (11,466,000)                -
   Common stock issued...............................              9,000             450,000               545,000
   Purchase of treasury stock........................              -              (3,286,000)                -
   Preferred stock dividends and redemption
     premium paid....................................              -                   -                  (493,000)
   Redemption of preferred stock.....................              -                   -                (5,676,000)
   Increase (decrease) in receivable from businesses
     distributed to common shareholders..............           (152,000)         10,492,000            14,076,000
   Change in net assets of discontinued operations...              -                   -                 2,495,000
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           financing activities......................         (5,073,000)         (3,810,000)           10,947,000
                                                       -----------------    ----------------    ------------------

Increase (decrease) in cash and cash equivalents.....         (4,323,000)         (5,921,000)            9,400,000
Cash and cash equivalents at beginning of year.......         17,432,000          23,353,000            13,953,000
                                                       -----------------    ----------------    ------------------
Cash and cash equivalents at end of year.............  $      13,109,000    $     17,432,000    $       23,353,000
                                                       =================    ================    ==================




               See "Notes to Consolidated Financial Statements" of Xanser
                Corporation and Subsidiaries included in this report.

                                                                    Schedule II


                               XANSER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                                                     Additions
                                                                         ------------------------------
                                         Balance at       Charged to      Charged to                        Balance at
                                        Beginning of      Costs and          Other                            End of
           Descriptions                   Period           Expenses         Accounts       Deductions         Period
------------------------------------   --------------    -------------   -------------   --------------   -------------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2003:
   For doubtful receivables
     classified as current assets...   $       1,500      $       979     $         43(a)   $   (1,339)(b) $      1,183
                                       =============      ===========     ============      ==========     ============
   For deferred tax asset valuation
     allowance classified as
     non-current assets.............   $       4,134      $    12,112     $        -        $     -        $     16,246
                                       =============      ===========     ============      ==========     ============

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...   $       1,034      $       719     $         33(a)   $     (286)(b) $      1,500
                                       =============      ===========     ============      ==========     ============

   For deferred tax asset valuation
     allowance classified as
     non-current assets.............   $       4,134      $      -        $        -        $     -        $      4,134
                                       =============      ===========     ============      ==========     ============

Year Ended December 31, 2001:
   For doubtful receivables
     classified as current assets...   $         605      $       485     $         (9)(a) $      (47)(b)  $      1,034
                                       =============      ===========     ============     ==========      ============

   For deferred tax asset valuation
     allowance classified as
     non-current assets.............   $       2,450      $     1,684     $      -         $    -          $      4,134
                                       =============      ===========     ============     ==========      ============


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



                                   XANSER CORPORATION

                                   By:              //s//  JOHN R. BARNES
                                       -----------------------------------------
                                       President and Chief Executive Officer
                                   Date:    March 25, 2004

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Xanser Corporation and in the capacities and on the date indicated.

            Signature                                                 Title                              Date
----------------------------------------                  ----------------------------             --------------
Principal Executive Officer

        //s//  JOHN R. BARNES                              President, Chief Executive              March 25, 2004
----------------------------------------                     Officer and Director

Principal Accounting Officer

       //s// MICHAEL R. BAKKE                              Controller                              March 25, 2004
----------------------------------------



Directors

          //s// SANGWOO AHN                                Director                                March 25, 2004
----------------------------------------



        //s//  JOHN R. BARNES                              Director                                March 25, 2004
---------------------------------------



      //s// FRANK M. BURKE, JR.                            Director                                March 25, 2004
----------------------------------------



        //s//  CHARLES R. COX                              Director                                March 25, 2004
----------------------------------------



         //s//  HANS KESSLER                               Director                                March 25, 2004
----------------------------------------



       //s//  JAMES R. WHATLEY                             Director                                March 25, 2004
----------------------------------------


                                                                    Exhibit 31.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period cover by this annual report, based on such evaluation; and

     d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: March 25, 2004




                                                 //s//  JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 31.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period cover by this annual report, based on such evaluation; and

     d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: March 25, 2004


                                            //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                        (Chief Financial Officer)

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


Date: March 25, 2004




                                                 //s//  JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date: March 25, 2004


                                            //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                        (Chief Financial Officer)