Form 10-Q
period 2004-03-31
XANSER CORP
filed 2004-05-06
CIK 54441

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

                  For the Quarterly Period Ended March 31, 2004

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

       Yes      X                                          No
             ---------                                         ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

       Yes                                                 No       X
             ----------                                        ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                              Outstanding at April 30, 2004
---------------------                              -----------------------------
     No par value                                        31,617,254 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2004
--------------------------------------------------------------------------------



                                                                                                        Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Consolidated Statements of Income - Three Months
                      Ended March 31, 2004 and 2003                                                          1

                  Condensed Consolidated Balance Sheets - March 31, 2004
                      and December 31, 2003                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2004 and 2003                                                   3

                  Notes to Condensed Consolidated Financial Statements                                       4

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    9

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 16

Item 4.           Controls and Procedures                                                                   16


                           Part II.  Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                          17


XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2004           2003
                                                                                       ------------   -------------

Revenues:
    Services                                                                           $     31,841   $      28,861
    Products                                                                                    323           3,363
                                                                                       ------------   -------------
        Total revenues                                                                       32,164          32,224
                                                                                       ------------   -------------

Costs and expenses:
    Operating costs                                                                          29,962          27,390
    Cost of products sold                                                                       181           2,707
    Depreciation and amortization                                                               879           1,094
    General and administrative                                                                  752             807
                                                                                       ------------   -------------
        Total costs and expenses                                                             31,774          31,998
                                                                                       ------------   -------------

Operating income                                                                                390             226
Interest income                                                                                  34              90
Interest expense                                                                               (239)           (359)
                                                                                       ------------   -------------
Income (loss) before income taxes                                                               185             (43)
Income tax benefit (expense)                                                                    (75)            186
                                                                                       ------------   -------------

Net income                                                                             $        110   $         143
                                                                                       ============   =============

Earnings per common share - Basic and diluted                                          $      -       $       -
                                                                                       ============   =============

                  See notes to condensed consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,            December 31,
                                                                                2004                  2003
                                                                          ---------------        ---------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       21,121          $      21,240
    Accounts receivable, trade                                                     31,117                 31,902
    Receivable from businesses distributed to common
        shareholders                                                                7,595                  7,564
    Inventories                                                                     8,428                  8,697
    Prepaid expenses and other                                                      3,319                  4,182
                                                                           --------------          -------------
        Total current assets                                                       71,580                 73,585
                                                                           --------------          -------------

Property and equipment                                                             42,811                 42,152
Less accumulated depreciation and amortization                                     30,503                 29,879
                                                                           --------------          -------------
    Net property and equipment                                                     12,308                 12,273
                                                                           --------------          -------------

Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                              6,047                  5,130
                                                                           --------------          -------------
                                                                           $      103,737          $     104,790
                                                                           ==============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          819          $         738
    Accounts payable                                                                4,134                  3,098
    Accrued expenses                                                               17,389                 18,255
    Accrued income taxes                                                            7,150                  7,391
                                                                           --------------          -------------
        Total current liabilities                                                  29,492                 29,482
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             14,571                 15,457
    Parent company                                                                  5,000                  5,000
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 19,571                 20,457
                                                                           --------------          -------------

Other liabilities                                                                   2,406                  2,399

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,346                  4,333
    Additional paid-in capital                                                    126,505                126,561
    Treasury stock, at cost                                                       (26,180)               (26,267)
    Retained earnings (accumulated deficit)                                       (48,585)               (48,695)
    Accumulated other comprehensive income (loss)                                  (3,818)                (3,480)
                                                                           --------------          -------------
        Total stockholders' equity                                                 52,268                 52,452
                                                                           --------------          -------------
                                                                           $      103,737          $     104,790
                                                                           ==============          =============

                  See notes to condensed consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2004           2003
                                                                                       ------------   -------------

Operating activities:
    Net income                                                                         $        110   $         143
    Adjustments to reconcile net income
        to net cash provided by operating activities:
           Depreciation and amortization                                                        879           1,094
           Deferred income taxes                                                               (788)           (796)
           Other                                                                                  7              92
           Changes in working capital components                                              1,846           2,751
                                                                                       ------------   -------------
               Net cash provided by operating activities                                      2,054           3,284
                                                                                       ------------   -------------

Investing activities:
    Capital expenditures                                                                       (977)         (1,228)
    Other                                                                                      (228)             66
                                                                                       ------------   -------------
           Net cash used in investing activities                                             (1,205)         (1,162)
                                                                                       ------------   -------------

Financing activities:
    Issuance of debt and capital leases                                                         183             211
    Payments on debt and capital leases                                                      (1,077)           (315)
    Common stock issued and other                                                                44             (23)
    Increase in receivable from businesses
        distributed to common shareholders                                                      (31)           (236)
                                                                                       ------------   -------------
           Net cash used in financing activities                                               (881)           (363)
                                                                                       ------------   -------------

Effect of exchange rate changes on cash                                                         (87)             14
                                                                                       ------------   -------------
Increase (decrease) in cash and cash equivalents                                               (119)          1,773
Cash and cash equivalents at beginning of period                                             21,240          25,624
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     21,121   $      27,397
                                                                                       ============   =============
Supplemental cash flow information:
    Cash paid for interest                                                             $        339   $         652
                                                                                       ============   =============
    Cash paid for income taxes                                                         $      1,069   $         147
                                                                                       ============   =============

                  See notes to condensed consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2004 and the consolidated results of income and cash flows for the periods ended March 31, 2004 and 2003. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year financial statement items have been reclassified to conform with the March 31, 2004 presentation.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. At March 31, 2004, $6.5 million was recorded as receivable from businesses distributed to common shareholders pursuant to the provisions of the Distribution Agreement.

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

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

      Reported net income                                                       $         110      $         143

      Stock-based employee compensation expense determined
        under the fair value based method, net of income taxes                            (15)               (21)
                                                                                -------------      -------------

      Pro forma net income                                                      $          95      $         122
                                                                                =============      =============

      Earnings per share:
        Basic and diluted - as reported                                         $       -          $        -
                                                                                =============      =============
        Basic and diluted - pro forma                                           $       -          $        -
                                                                                =============      =============

2.   COMPREHENSIVE INCOME

     Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Net income                                                                 $         110      $          143
     Other comprehensive income (loss) - foreign
        currency translation adjustment                                                  (338)                (24)
                                                                                -------------      --------------
     Comprehensive income (loss)                                                $        (228)     $          119
                                                                                =============      ==============

     At March 31, 2004 and December 31, 2003, accumulated other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $(1.2) million and $(1.5) million, respectively, and minimum pension liability adjustments for subsidiaries of $5.0 million and $5.0 million, respectively.

3.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per Share
                                                                  Income             Shares             Amount
                                                             ---------------     ---------------   ----------------
       Three Months Ended March 31, 2004
       ---------------------------------
           Basic earnings per share -
              Net income                                     $           110              32,008   $          -
                                                                                                   ================

           Effect of dilutive securities                                 -                 1,056
                                                             ---------------     ---------------
           Diluted earnings per share -
              Net income                                     $           110              33,064   $          -
                                                             ===============     ===============   ================

       Three Months Ended March 31, 2003
       ---------------------------------
           Basic earnings per share -
              Net income                                     $           143              31,993   $          -
                                                                                                   ================

           Effect of dilutive securities                                 -                   591
                                                             ---------------     ---------------
           Diluted earnings per share -
              Net income                                     $           143              32,584   $          -
                                                             ===============     ===============   ================

     The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for both three month periods ended March 31, 2004 and 2003, because the effects of assumed conversion would be anti-dilutive. Options to purchase 216,200 and 1,600,728 shares of common stock at weighted average prices of $2.70 and $2.40, were outstanding for the three month periods ended March 31, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock.

4.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, based on the advice of counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations or liquidity of the Company.


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

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Business segment revenues:
        Technical services                                                      $      26,982      $       23,008
        Information technology services                                                 5,182               9,216
                                                                                -------------      --------------
                                                                                $      32,164      $       32,224
                                                                                =============      ==============

     Technical services segment revenues:
        Underpressure services                                                  $      11,485      $       10,815
        Turnaround services                                                            12,874               9,940
        Other services                                                                  2,623               2,253
                                                                                -------------      --------------
                                                                                $      26,982      $       23,008
                                                                                =============      ==============

     Business segment profit (loss):
        Technical services                                                      $       1,140      $        1,341
        Information technology services                                                     2                (308)
        General corporate                                                                (752)               (807)
                                                                                -------------      --------------
            Operating income                                                              390                 226
        Interest income                                                                    34                  90
        Interest expense                                                                 (239)               (359)
                                                                                -------------      --------------
        Income (loss) before income taxes                                       $         185      $          (43)
                                                                                =============      ==============

                                                                                  March 31,         December 31,
                                                                                    2004                2003
                                                                                -------------      -------------
                                                                                          (in thousands)

     Total assets:
        Technical services                                                      $      65,428      $      66,117
        Information technology services                                                10,842             14,902
        General corporate                                                              27,467             23,771
                                                                                -------------      -------------
                                                                                $     103,737      $     104,790
                                                                                =============      =============

6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In December 2003, the FASB issued  Interpretation  No. 46 (Revised December
     2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
     (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, that was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have any impact on the consolidated financial statements of the Company.

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

     The Company's technical services business, which is conducted through its Furmanite group of subsidiaries, offers specialized technical services to an international base of clients located in the United States, Europe and Asia-Pacific regions. The technical services business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the division provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair.

     The Company's information technology services business, Xtria, provides services and related products to the healthcare industry, the financial and insurance industries, and various governmental agencies. The segment's primary business is information technology services, including application software, hardware, web hosted data processing, networking, consulting and support services.

     Consolidated Results of Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                     (in thousands - except
                                                                                       per share amounts)

     Revenues                                                                   $      32,164      $       32,224
                                                                                =============      ==============
     Operating income                                                           $         390      $          226
                                                                                =============      ==============
     Net income                                                                 $         110      $          143
                                                                                =============      ==============
     Earnings per common share - basic and diluted                              $        -         $          -
                                                                                =============      ==============
     Capital expenditures                                                       $         977      $        1,228
                                                                                =============      ==============

     For the three months ended March 31, 2004, consolidated revenues were flat, when compared to the same 2003 period, due to a $4.0 million increase in revenues from the technical services business (see "Technical Services" below), offset by a $4.0 million decrease in revenues from the information technology services business, primarily related to non-performing operations closed in late 2003 (see "Information Technology Services" below). Consolidated operating income increased by $0.2 million, or 73%, when compared to 2003, due to a $0.3 million increase in operating income from the information technology services business, partially offset by a $0.2 million decrease in operating income from the technical services business. First quarter 2004 net income decreased slightly when compared to the same 2003 period, as higher operating income and lower interest expense (see "Interest Expense" below) were more than offset by a reduction in income tax benefits recognized (see "Income Taxes" below).

     Technical Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)

     Revenues:
        United States                                                           $       7,207      $        6,113
        Europe                                                                         15,890              13,868
        Asia-Pacific                                                                    3,885               3,027
                                                                                -------------      --------------
            Total Revenues                                                      $      26,982      $       23,008
                                                                                =============      ==============

     Operating income (loss):
        United States                                                           $         107      $          130
        Europe                                                                          1,027               1,575
        Asia-Pacific                                                                      524                 346
        Headquarters                                                                     (518)               (710)
                                                                                -------------      --------------
               Total operating income                                           $       1,140      $        1,341
                                                                                =============      ==============
     Capital expenditures, excluding acquisitions                               $         847      $          609
                                                                                =============      ==============

     For the three months ended March 31, 2004, revenues for the technical services business increased by $4.0 million, or 17%, when compared to the same 2003 period. In the United States, revenues increased by $1.1 million, or 18%, when compared to the first quarter of 2003, due to increases in turnaround and underpressure services, partially offset by decreases in other process plant services. In Europe, revenues increased by $2.0 million, or 15%, when compared to the first quarter of 2003, due to increases in turnaround and other process plant services and favorable foreign currency exchange rates, partially offset by decreases in underpressure services and product sales. In Asia-Pacific, revenues increased by $0.9 million, or 28%, when compared to the first quarter of 2003, due to increases in underpressure, turnaround and other process plant services and favorable foreign currency exchange rates, partially offset by decreases in product sales.

     For the three months ended March 31, 2004, technical services operating income decreased by $0.2 million, or 15%, when compared to the same 2003 period. In the United States, operating income was flat, when compared to the same period in 2003, due to higher insurance and sales and management costs which offset the higher revenue levels. In Europe operating income decreased by $0.5 million, or 35%, when compared to the same 2003 period, due to lower operating margins, which more than offset the higher revenues. In Asia-Pacific operating income increased by $0.2 million, or 51%, when compared to the same 2003 period, due to higher revenues and operating margins.

     Information Technology Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                ---------------------------------
                                                                                    2004                2003
                                                                                -------------      --------------
                                                                                         (in thousands)
     Revenues                                                                   $       5,182      $        9,216
                                                                                =============      ==============
     Operating income (loss)                                                    $           2      $         (308)
                                                                                =============      ==============
     Capital expenditures, excluding acquisitions                               $         130      $          619
                                                                                =============      ==============

     For the three month period ended March 31, 2004, information technology revenues decreased by $4.0 million, or 44%, due primarily to the Company's strategic decision to close non-performing operations in the fourth quarter of 2003. The businesses closed included communications-related installation services operations and low margin government services and equipment sales operations.

     For the three month period ended March 31, 2004, information technology services operating income increased by $0.3 million, when compared to the same 2003 period, due to lower general and administrative costs, combined with the effects of closing the non-performing operations in late 2003.

     Interest Expense

     Interest expense decreased by $0.1 million during the three months ended March 31, 2004, when compared to the same 2003 period, due to reductions in both Parent Company and technical services debt (see "Liquidity and Capital Resources") and lower interest rates on variable rate borrowings.

     Income Taxes

     Prior to December 31, 2003, the Company recognized a full federal and state income tax expense or benefit for income or losses generated by its domestic operations. Federal and state benefits recorded for the three month period ended March 31, 2003 aggregated $0.5 million. During the fourth quarter of 2003, the Company, pursuant to an evaluation performed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", recorded a full valuation allowance for deferred tax assets arising from prior years' tax losses (net operating loss carryforwards) that are available to offset future taxable income. As a result of this evaluation, a valuation allowance has been provided against the domestic federal and state income tax benefits recorded in the first quarter of 2004.

     Liquidity and Capital Resources

     Cash provided by operating activities was $2.1 million and $3.3 million for the three months ended March 31, 2004 and 2003, respectively. The first quarter 2004 decrease, when compared to the same 2003 period, was due primarily to normal changes in working capital components resulting from the timing of cash receipts and disbursements. During the three months ended March 31, 2004, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Capital expenditures were $1.0 million and $1.2 million for the three month periods ended March 31, 2004 and 2003, respectively. Consolidated capital expenditures for the year 2004 have been budgeted at $3 million to $4 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company's control, including demand for services in the technical services and information services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2004 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.

     At March 31, 2004, $13.6 million was outstanding under a $25 million bank loan agreement that provides working capital for the technical services segment and is without recourse to the Company. Borrowings under the loan agreement bear interest at the option of the borrower at variable rates (2.98% at March 31, 2004), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the loan agreement, and cash flow to fixed charges and capital expenditures. At March 31, 2004, the Company was in compliance with all covenants. The loan agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Parent Company's 8.75% subordinated debentures ($5.0 million outstanding at March 31, 2004) are convertible into shares of the Company's common stock at the conversion price of $5.26 per share. On September 30, 2003, the Company purchased $4.9 million of subordinated debentures at par value, plus accrued interest.

     The following schedule sets forth, by period, the Company's debt repayment obligations and material contractual commitments at December 31, 2003. There were no material changes to the Company's schedule of debt repayment obligations and material contractual commitments from December 31, 2003 to March 31, 2004.

                                                         Less than                                        After
                                           Total          1 year       1 -3 years    4 -5 years          5 years
                                         ----------    ----------      ----------    -----------     --------------
                                                                    (in thousands)
     Debt:
        Technical services credit
           facility                      $   14,296    $       12      $      -      $       -       $       14,284
        Parent company convertible
           subordinated debentures            5,000           -               -             5,000             -
        Other                                   301           100              201           -                -
                                         ----------    ----------      -----------   ------------    --------------
                                             19,597           112              201          5,000            14,284

        Capital leases                        1,598           626              722            250             -
                                         ----------    ----------      -----------   ------------    --------------
           Debt subtotal                     21,195           738              923          5,250            14,284
                                         ----------    ----------      -----------   ------------    --------------

     Other contractual commitments:
        Operating leases                     10,477         3,326            4,311          1,367             1,473
                                         ----------    ----------      -----------   ------------    --------------
           Total                         $   31,672    $    4,064      $     5,234   $      6,617    $       15,757
                                         ==========    ==========      ===========   ============    ==============

     A foreign subsidiary of the Company has certain future funding requirements regarding a defined benefits pension plan, as set forth in Note 3 to the Company's Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     Additional information related to the sources and uses of cash is presented in the condensed consolidated financial statements included in this report.

     Off-Balance Sheet Transactions

     The Company was not a party to any off-balance sheet transactions at March 31, 2004, or for the three month periods ended March 31, 2004 and 2003.

     Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

     Critical accounting policies are those that are most important to the portrayal of the Company's financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies pertain to revenue recognition, the impairment of excess of cost over fair value of net assets of acquired businesses and income taxes.

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

     The Company follows the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of March 31, 2004, the Company had no intangible assets subject to amortization under SFAS No.
     142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2003 (the last annual evaluation date), no impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company.

     At March 31, 2004, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards available as of December 31, 2003 expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; and $9.6 million in 2023. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a full, non-cash, valuation allowance has been was provided with respect to the Company's domestic federal and state net deferred tax assets. The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws.

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

The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $13.8 million at March 31, 2004, a one percent increase in interest rates would increase annual interest expense by approximately $0.1 million.

A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Technical Services."


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating as of March 31, 2004, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the first quarter of 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 6, 2004.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed February 26, 2004.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   XANSER CORPORATION
                                   (Registrant)


Date:  May 6, 2004                      //s//  MICHAEL R. BAKKE
                                   ---------------------------------------------
                                   Michael R. Bakke
                                   Controller

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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period cover by this quarterly report, based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: May 6, 2004


                                             //s//  JOHN R. BARNES
                                        ----------------------------------------
                                        John R. Barnes
                                        President and Chief Executive Officer

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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period cover by this quarterly report, based on such evaluation; and

     d) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 6, 2004


                                           //s//  HOWARD C. WADSWORTH
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary
                                        (Chief Financial Officer)

                                                                    Exhibit 32.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 6, 2004



                                             //s//  JOHN R. BARNES
                                        ----------------------------------------
                                        John R. Barnes
                                        President and Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 6, 2004



                                           //s//  HOWARD C. WADSWORTH
                                        ----------------------------------------
                                        Howard C. Wadsworth
                                        Vice President, Treasurer and Secretary
                                        (Chief Financial Officer)