Form 10-Q
period 2004-06-30
XANSER CORP
filed 2004-08-06
CIK 54441

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

                  For the Quarterly Period Ended June 30, 2004

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

    Yes      X                                               No
         ---------                                              ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

    Yes                                                      No       X
         ----------                                             ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                               Outstanding at July 30, 2004
---------------------                               ----------------------------
     No par value                                          31,617,254 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2004
--------------------------------------------------------------------------------

                                                                                                           Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income - Three and
                    Six Months Ended June 30, 2004 and 2003                                                    1

                  Condensed Consolidated Balance Sheets - June 30, 2004
                    and December 31, 2003                                                                      2

                  Condensed Consolidated Statements of Cash Flows - Six
                    Months Ended June 30, 2004 and 2003                                                        3

                  Notes to Condensed Consolidated Financial Statements                                         4

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                                             10

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                   18

Item 4.           Controls and Procedures                                                                     18


                           Part II. Other Information

Item 6.           Exhibits and Reports on Form 8-K                                                            19


XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                     --------------------    --------------------
                                       2004        2003        2004        2003
                                     --------    --------    --------    --------
Revenues:
     Services                        $ 34,315    $ 29,980    $ 66,156    $ 58,841
     Products                           1,341       3,253       1,664       6,616
                                     --------    --------    --------    --------
         Total revenues                35,656      33,233      67,820      65,457
                                     --------    --------    --------    --------

Costs and expenses:
     Operating costs                   31,612      27,836      61,574      55,226
     Cost of products sold                744       2,886         925       5,593
     Depreciation and amortization        891       1,005       1,770       2,099
     General and administrative           792         817       1,544       1,624
                                     --------    --------    --------    --------
         Total costs and expenses      34,039      32,544      65,813      64,542
                                     --------    --------    --------    --------

Operating income                        1,617         689       2,007         915

Interest income                            31          40          65         130
Interest expense                         (238)       (391)       (477)       (750)
                                     --------    --------    --------    --------

Income before income taxes              1,410         338       1,595         295
Income tax benefit (expense)             (541)         82        (616)        268
                                     --------    --------    --------    --------

Net income                           $    869    $    420    $    979    $    563
                                     ========    ========    ========    ========

Earnings per common share - Basic
   and diluted                       $    .03    $    .01    $    .03    $    .02
                                     ========    ========    ========    ========

            See notes to condensed consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              June 30,              December 31,
                                                                                2004                    2003
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       19,486          $      21,240
    Accounts receivable, trade                                                     33,617                 31,902
    Receivable from businesses distributed to common
        stockholders                                                                7,606                  7,564
    Inventories                                                                     9,206                  8,697
    Prepaid expenses and other                                                      4,578                  4,182
                                                                           --------------          -------------
        Total current assets                                                       74,493                 73,585
                                                                           --------------          -------------

Property and equipment                                                             43,684                 42,152
Less accumulated depreciation and amortization                                     31,230                 29,879
                                                                           --------------          -------------
    Net property and equipment                                                     12,454                 12,273
                                                                           --------------          -------------

Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                              5,899                  5,130
                                                                           --------------          -------------
                                                                           $      106,648          $     104,790
                                                                           ==============          =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $        1,761          $         738
    Accounts payable                                                                4,538                  3,098
    Accrued expenses                                                               18,085                 18,255
    Accrued income taxes                                                            7,285                  7,391
                                                                           --------------          -------------
        Total current liabilities                                                  31,669                 29,482
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             14,468                 15,457
    Parent company                                                                  5,000                  5,000
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 19,468                 20,457
                                                                           --------------          -------------

Other liabilities                                                                   2,517                  2,399

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,346                  4,333
    Additional paid-in capital                                                    126,519                126,561
    Treasury stock, at cost                                                       (26,180)               (26,267)
    Retained earnings (accumulated deficit)                                       (47,716)               (48,695)
    Accumulated other comprehensive income (loss)                                  (3,975)                (3,480)
                                                                           --------------          -------------
        Total stockholders' equity                                                 52,994                 52,452
                                                                           --------------          -------------
                                                                           $      106,648          $     104,790
                                                                           ==============          =============

            See notes to condensed consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                  ---------------------------------
                                                                                        2004              2003
                                                                                  -------------      --------------
Operating activities:
   Net income                                                                     $         979      $          563
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                                      1,770               2,099
       Deferred income taxes                                                               (981)             (1,589)
       Other                                                                                118                 279
       Changes in working capital components                                             (1,456)              2,863
                                                                                  -------------      --------------
         Net cash provided by operating activities                                          430               4,215
                                                                                  -------------      --------------
Investing activities:
   Capital expenditures                                                                  (2,099)             (2,232)
   Other                                                                                    178                 436
                                                                                  -------------      --------------
       Net cash used in investing activities                                             (1,921)             (1,796)
                                                                                  -------------      --------------

Financing activities:
   Issuance of debt                                                                       1,225                 273
   Payments on debt                                                                      (1,390)             (6,542)
   Common stock issued and other                                                             58                 (16)
   Increase in receivable from businesses
     distributed to common stockholders                                                     (42)                (89)
                                                                                  -------------      --------------
       Net cash used in financing activities                                               (149)             (6,374)
                                                                                  -------------      --------------

Effect of exchange rate changes on cash                                                    (114)                312
                                                                                  -------------      --------------
Decrease in cash and cash equivalents                                                    (1,754)             (3,643)
Cash and cash equivalents at beginning of period                                         21,240              25,624
                                                                                  -------------      --------------
Cash and cash equivalents at end of period                                        $      19,486      $       21,981
                                                                                  =============      ==============
Supplemental cash flow information:
   Cash paid for interest                                                         $         458      $          964
                                                                                  =============      ==============
   Cash paid for income taxes                                                     $       1,630      $          214
                                                                                  =============      ==============


            See notes to condensed consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation ("Parent Company") and its subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at June 30, 2004, and the consolidated results of income and cash flows for the periods ended June 30, 2004 and 2003. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain prior year financial statement items have been reclassified to conform with the June 30, 2004 presentation.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. At June 30, 2004, $6.5 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

     In December of 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148, which amends SFAS No. 123, provides for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires additional disclosures in annual and interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on financial results. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS 123. The Black-Scholes option pricing model has been used to estimate the value of stock options issued.

     The following illustrates the effect on net income and basic and diluted earnings per share if the fair value based method had been applied:

                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                     -----------------------------    -----------------------------
                                                          2004            2003             2004           2003
                                                     -------------   -------------    -------------  --------------
                                                                (in thousands - except per share amounts)

     Reported net income                             $         869   $         420    $         979  $          563

     Stock-based employee compensation
         expense determined under the fair
         value based method, net of income
         taxes                                                 (21)            (38)             (36)            (59)
                                                     -------------   -------------    -------------  --------------
     Pro forma net income                            $         848   $         382    $         943  $          504
                                                     =============   =============    =============  ==============
     Earnings per share:
        As reported - basic and diluted              $         .03   $         .01    $         .03  $          .02
                                                     =============   =============    =============  ==============
        Pro forma - basic and diluted                $         .03   $         .01    $         .03  $          .02
                                                     =============   =============    =============  ==============


2.   COMPREHENSIVE INCOME

     Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                          Three Months Ended                Six Months Ended
                                                                  June 30,                      June 30,
                                                     -----------------------------    -----------------------------
                                                          2004            2003             2004           2003
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Net income                                      $         869   $         420    $         979  $          563
     Foreign currency translation
        adjustment                                            (157)            987             (495)            963
                                                     -------------   -------------    -------------  --------------
     Comprehensive income                            $         712   $       1,407    $         484  $        1,526
                                                     =============   =============    =============  ==============

     At June 30, 2004 and December 31, 2003, accumulated other comprehensive income (loss) consisted of cumulative gains from foreign currency translation adjustments of $1.0 million and $1.5 million, respectively, and cumulative losses from minimum pension liability adjustments for subsidiaries of $5.0 million and $5.0 million, respectively.


3.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                                     Common            Per-Share
                                                                Net Income           Shares             Amount
                                                             ---------------     ---------------   ----------------
     Three Months Ended June 30, 2004
     --------------------------------
         Basic earnings per share -
           Net income                                        $           869              32,035   $            .03
                                                                                                   ================

         Effect of dilutive securities                                  -                  1,096
                                                             ---------------     ---------------

         Diluted earnings per share -
           Net income                                        $           869              33,131   $            .03
                                                             ===============     ===============   ================
     Three Months Ended June 30, 2003
     --------------------------------
         Basic earnings per share -
           Net income                                        $           420              31,998   $            .01
                                                                                                   ================

         Effect of dilutive securities                                  -                    810
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $           420              32,808   $            .01
                                                             ===============     ===============   ================


                                                                                    Weighted
                                                                                     Average
                                                                                     Common            Per-Share
                                                                Net Income           Shares             Amount
                                                             ---------------     ---------------   ----------------

     Six Months Ended June 30, 2004
     ------------------------------
         Basic earnings per share -
           Net income                                        $           979              32,026   $            .03
                                                                                                   ================

         Effect of dilutive securities                                  -                  1,076
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $           979              33,102   $            .03
                                                             ===============     ===============   ================

     Six Months Ended June 30, 2003
     ------------------------------
         Basic earnings per share -
           Net income                                        $           563              31,998   $            .02
                                                                                                   ================

         Effect of dilutive securities                                  -                    722
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $           563              32,720   $            .02
                                                             ===============     ===============   ================

     The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2004 and 2003, because the effects of assumed conversion would be anti-dilutive. Options to purchase 76,000 shares of common stock at a weighted average price of $2.68 were outstanding for the three and six month periods ended June 30, 2004, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock. Options to purchase 1,406,661 and 1,468,728 shares of common stock at weighted average prices of $2.45 and $2.43, respectively, were outstanding for the three and six month periods ended June 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock.


4.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations or liquidity of the Company.


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

     The Company measures segment profit as operating income. Total assets are those assets, including excess of cost over fair value of acquired businesses, controlled by each reportable segment. Business segment data is as follows:

                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2004           2003              2004           2003
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $      29,758   $      25,111    $      56,740  $       48,119
        Information technology services                      5,898           8,122           11,080          17,338
                                                     -------------   -------------    -------------  --------------
                                                     $      35,656   $      33,233    $      67,820  $       65,457
                                                     =============   =============    =============  ==============
     Technical services segment revenues:
        Underpressure services                       $      11,266   $      10,463    $      22,751  $       21,278
        Turnaround services                                 15,474          12,280           28,348          22,220
        Other services                                       3,018           2,368            5,641           4,621
                                                     -------------   -------------    -------------  --------------
                                                     $      29,758   $      25,111    $      56,740  $       48,119
                                                     =============   =============    =============  ==============
     Business segment profit:
        Technical services                           $       2,115   $       1,957    $       3,255  $        3,298
        Information technology services                        294            (451)             296            (759)
        General corporate                                     (792)           (817)          (1,544)         (1,624)
                                                     -------------   -------------    -------------  --------------
           Operating income                                  1,617             689            2,007             915
        Interest income                                         31              40               65             130
        Interest expense                                      (238)           (391)            (477)           (750)
                                                     -------------   -------------    -------------  --------------
        Income before income taxes                   $       1,410   $         338    $       1,595  $          295
                                                     =============   =============    =============  ==============


                                                                                         June 30,      December 31,
                                                                                           2004           2003
                                                                                      ------------- -----------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                            $      67,307  $       66,117
        Information technology services                                                      12,346          14,902
        General corporate                                                                    26,995          23,771
                                                                                      -------------  --------------
                                                                                      $     106,648  $      104,790
                                                                                      =============  ==============


6.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December of 2003, SFAS No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits", was issued. SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. SFAS No. 132 (revised) retains and revises the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised), which applies to a defined benefits pension plan of a foreign subsidiary of the Company, must be adopted by the Company in the fiscal year ending December 31, 2004.

     In December 2003, the FASB issued  Interpretation  No. 46 (revised December
     2003), "Consolidation of Variable Interest Entities (FIN 46R), primarily to clarify the required accounting for interests in variable interest entities
     (VIEs). This standard replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003 to address certain situations in which a company should include in its financial statements the assets, liabilities and activities of another entity. For the Company, application of FIN 46R is required for interests in certain VIEs that are commonly referred to as special-purpose entities, or SPEs, as of December 31, 2003, and for interests in all other types of VIEs as of March 31, 2004. The application of FIN 46R did not have any impact on the consolidated financial statements of the Company.

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

     Overview

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

     Consolidated Results of Operations

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                     2004              2003             2004              2003
                                                 -------------    --------------    -------------   ---------------
                                                             (in thousands - except per share amounts)

     Revenues                                    $      35,656    $       33,233    $      67,820   $        65,457
                                                 =============    ==============    =============   ===============
     Operating income                            $       1,617    $          689    $       2,007   $           915
                                                 =============    ==============    =============   ===============

     Net income                                  $         869    $          420    $         979   $           563
                                                 =============    ==============    =============   ===============
     Earnings per common share
        - basic and diluted                      $         .03    $         .01     $         .03   $          .02
                                                 =============    =============     =============   ==============
     Capital expenditures                        $       1,122    $        1,004    $       2,099   $         2,232
                                                 =============    ==============    =============   ===============

     For the three months ended June 30, 2004, consolidated revenues increased by $2.4 million, or 7%, when compared to the same 2003 period, due to a $4.6 million increase in revenues from the technical services business (see "Technical Services" below), partially offset by a $2.2 million decrease in revenues from the information technology services business, primarily related to non-performing operations closed in late 2003 (see "Information Technology Services" below). Consolidated operating income for the three months ended June 30, 2004 increased by $0.9 million, or 135%, when compared to the same 2003 period, due to a $0.7 million increase in operating income from the information technology services business and a $0.2 million increase in operating income from the technical services business. Net income for the three months ended June 30, 2004 increased by $0.4 million, or 107%, when compared to the same 2003 period, as higher operating income and lower interest expense (see "Interest Expense" below) more than offset a reduction in income tax benefits recognized (see "Income Taxes" below).

     For the six months ended June 30, 2004, consolidated revenues increased by $2.4 million, or 4%, when compared to the same 2003 period, due to an $8.6 million increase in revenues from the technical services business (see "Technical Services" below), partially offset by a $6.3 million decrease in revenues from the information technology services business, primarily related to non-performing operations closed in late 2003 (see "Information Technology Services" below). Consolidated operating income for the six months ended June 30, 2004 increased by $1.1 million, or 119%, when compared to the same 2003 period, due to a $1.1 million increase in operating income from the information technology services business. Net income for the six months ended June 30, 2004 increased by $0.4 million, or 74%, when compared to the same 2003 period, as higher operating income and lower interest expense (see "Interest Expense" below) more than offset a reduction in income tax benefits recognized (see "Income Taxes" below).

     Technical Services

                                                        Three Months Ended                Six Months Ended
                                                            June 30,                          June 30,
                                                   ---------------------------      ------------------------------
                                                      2004             2003             2004            2003
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues:
         United States                             $     6,945     $     5,841      $      14,152   $       11,954
         Europe                                         18,301          15,627             34,191           29,495
         Asia-Pacific                                    4,512           3,643              8,397            6,670
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    29,758     $    25,111      $      56,740   $       48,119
                                                   ===========     ===========      =============   ==============

     Operating income:
         United States                             $      (121)    $      (513)     $         (14)  $         (383)
         Europe                                          2,071           2,152              3,098            3,727
         Asia-Pacific                                      689             491              1,213              837
         Headquarters                                     (524)           (173)            (1,042)            (883)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $     2,115     $     1,957      $       3,255   $        3,298
                                                   ===========     ===========      =============   ==============
     Capital expenditures                          $       690     $       550      $       1,537   $        1,159
                                                   ===========     ===========      =============   ==============

     For the three months ended June 30, 2004, revenues for the technical services business increased by $4.6 million, or 19%, when compared to the same 2003 period. In the United States, second quarter 2004 revenues increased by $1.1 million, or 19%, when compared to the second quarter of 2003, due to increases in underpressure, turnaround and other process plant services. In Europe, second quarter 2004 revenues increased by $2.7 million, or 17%, when compared to the same 2003 period, due to increases in turnaround and other process plant services and favorable foreign currency exchange rates, partially offset by decreases in underpressure services and product sales. In Asia-Pacific, second quarter 2004 revenues increased by $0.9 million, or 24%, when compared to the corresponding 2003 period, due to increases in underpressure services and product sales and favorable foreign currency exchange rates.

     For the three months ended June 30, 2004, technical services operating income increased by $0.2 million, or 8%, when compared to the same 2003 period. In the United States, second quarter 2004 operating loss decreased by $0.4 million, or 76%, when compared to the same period in 2003, due to the higher revenue levels. In Europe, operating income for the three months ended June 30, 2004 decreased by $0.1 million, or 4%, when compared to the same 2003 period, due to a lower operating margin service mix and higher general and administrative costs, which more than offset the higher overall revenues. In Asia-Pacific, second quarter 2004 operating income increased by $0.2 million, or 40%, when compared to second quarter of 2003, due to the higher revenues.

     For the six months ended June 30, 2004, revenues for the technical services business increased by $8.6 million, or 18%, when compared to the same 2003 period. In the United States, revenues for the six months ended June 30, 2004 increased by $2.2 million, or 18%, when compared to the corresponding 2003 period, due to increases in turnaround, underpressure and other process plant services. In Europe, revenues increased by $4.7 million, or 16%, when compared to the six month period ended June 30, 2003, due to increases in turnaround and other process plant services and favorable foreign currency exchange rates, partially offset by decreases in underpressure services and product sales. In Asia-Pacific, revenues for the six months ended June 30, 2004 increased by $1.7 million, or 26%, when compared to 2003, due to increases in underpressure and turnaround services and favorable foreign currency exchange rates.

     For the six months ended June 30, 2004, technical services operating income was flat, when compared to the same 2003 period. In the United States, the operating loss for the six months ended June 30, 2004 decreased by $0.4 million, or 96%, when compared to the same 2003 period, due to the higher revenues. In Europe, operating income decreased by $0.6 million, or 17%, when compared to the six months ended June 30, 2003, due to a lower operating margin service mix and higher general and administrative costs, which more than offset the higher revenues. In Asia-Pacific, operating income for the six months ended June 30, 2004 increased by $0.4 million, or 45%, when compared to 2003, due to higher revenues and higher operating margins, partially offset by increases in general and administrative costs.

     Information Technology Services

                                                     Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2004             2003             2004            2003
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)


    Revenues                                      $      5,898     $     8,122      $      11,080   $       17,338
                                                  ============     ===========      =============   ==============

    Operating income (loss)                       $        294     $      (451)     $         296   $         (759)
                                                  ============     ===========      =============   ==============

     Capital expenditures                         $        432     $       454      $         562   $        1,073
                                                  ============     ===========      =============   ==============

     For the three and six month periods ended June 30, 2004, information technology revenues decreased by $2.2 million, or 27%, and $6.3 million, or 36%, when compared to the same 2003 periods, due primarily to the Company's strategic decision to close non-performing operations in the fourth quarter of 2003. The businesses closed included communications-related installation services operations and low margin government services and equipment sales operations.

     For the three and six month periods ended June 30, 2004, information technology services operating income increased by $0.7 million and $1.1 million, respectively, when compared to the same 2003 periods, primarily due to lower general and administrative costs, combined with the effects of closing the non-performing operations in late 2003.

     Interest Expense

     Interest expense decreased by $0.2 million and $0.3 million, respectively, during the three and six month periods ended June 30, 2004, when compared to the same 2003 periods. The second quarter decrease was due to decreases in technical services debt (see "Liquidity and Capital Resources") and lower interest rates on variable debt borrowings. The decrease in interest expense for the six months ended June 30, 2004, when compared to the same 2003 period, was due to reductions in both Parent Company and technical services debt (see "Liquidity and Capital Resources") and lower interest rates on variable rate borrowings.

     Income Taxes

     Prior to December 31, 2003, the Company recognized a full federal and state income tax expense or benefit for income or losses generated by its domestic operations. Federal and state benefits recorded for the three and six month periods ended June 30, 2003 aggregated $0.6 million and $1.2 million, respectively. During the fourth quarter of 2003, the Company, pursuant to an evaluation performed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", recorded a full valuation allowance for deferred tax assets arising from prior years' tax losses (net operating loss carryforwards) that are available to offset future taxable income. As a result, all domestic federal and state income taxes recorded in the first half of 2004 are fully offset by a corresponding reduction in valuation allowance.

     Liquidity and Capital Resources

     Cash provided by operating activities was $0.4 million and $4.2 million for the six month periods ended June 30, 2004 and 2003, respectively. The 2004 decrease, when compared to the same 2003 period, was due primarily to normal changes in working capital components resulting from the timing of cash receipts and disbursements, partially offset by the overall increase in net income. During the six months ended June 30, 2004, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Capital expenditures were $2.1 million and $2.2 million for the six month periods ended June 30, 2004 and 2003, respectively. Consolidated capital expenditures for the year 2004 have been budgeted at $3 million to $4 million, depending on the economic environment and the needs of the business. Future capital expenditures, however, will depend on many factors beyond the Company's control, including demand for services in the technical services and information technology services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2004 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.

     At June 30, 2004, $14.6 million was outstanding under a $25 million bank loan agreement that provides working capital for the technical services segment and is without recourse to the Parent Company. Borrowings under the loan agreement bear interest at the option of the borrower at variable rates (2.98% at June 30, 2004), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the loan agreement, and cash flow to fixed charges and capital expenditures. At June 30, 2004, the Company was in compliance with all covenants. The loan agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Parent Company's 8.75% subordinated debentures ($5.0 million outstanding at June 30, 2004) are convertible into shares of the Company's common stock at the conversion price of $5.26 per share. On September 30, 2003, the Company purchased $4.9 million of subordinated debentures at par value, plus accrued interest.

     The following schedule sets forth, by period, the Company's debt repayment obligations and material contractual commitments at December 31, 2003. There were no material changes to the Company's schedule of debt repayment obligations and material contractual commitments from December 31, 2003 to June 30, 2004.

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

     Off-Balance Sheet Transactions

     The Company was not a party to any off-balance sheet transactions at June 30, 2004.

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

     The Company's information technology services segment includes revenue recognized under arrangements with its customers that require the use of significant judgments and estimates by management. The accounting policies for revenue recognition in the information technology services segment comply with AICPA Statement of Position No. 97-2 "Software Revenue Recognition". SOP No. 97-2 requires revenue to be recognized only after software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. SOP No. 97-2 also requires the unbundling of multiple elements and the allocation of pricing to each element based upon vendor specific objective evidence of fair value. In addition, the information technology services segment's revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104.

     The Company follows the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets," which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of June 30, 2004, the Company had no intangible assets subject to amortization under SFAS No.
     142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2003 (the last annual evaluation date), no impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company.

     At June 30, 2004, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards available as of December 31, 2003 expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; and $9.6 million in 2023. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a full, non-cash, valuation allowance was provided with respect to the Company's domestic federal and state net deferred tax assets. The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws.

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

The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $14.8 million at June 30, 2004, a one percent increase in interest rates would increase annual interest expense by approximately $0.1 million.

A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Technical Services."


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating, as of June 30, 2004, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the quarter ended June 30, 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 6, 2004.


     (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed May 4, 2004.

          Current Report on Form 8-K, filed June 29, 2004.


                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         XANSER CORPORATION
                                         (Registrant)


Date:  August 6, 2004                          //s// MICHAEL R. BAKKE
                                         --------------------------------------
                                         Michael R. Bakke
                                         Controller and Chief Accounting Officer
                                         (Duly Authorized Officer)

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



Date: August 6, 2004


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


Date: August 6, 2004

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

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 6, 2004


                                              //s//  JOHN R. BARNES
                                        ----------------------------------------
                                        John R. Barnes
                                        President and Chief Executive Officer

                                                                    Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date: August 6, 2004

                                              //s// HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)