Form 10-K
period 2004-12-31
XANSER CORP
filed 2005-03-30
CIK 54441

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-5083
                               XANSER CORPORATION
             (Exact name of Registrant as specified in its Charter)

       Delaware                                                  74-1191271
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

    2435 North Central Expressway
          Richardson, Texas                                       75080
----------------------------------------                 -----------------------
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

                        Yes    X          No
                           ---------        ---------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        Yes    X          No
                           ---------        ---------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                        Yes               No    X
                           ---------        ---------

     Aggregate market value of the voting stock held by non-affiliates of the registrant: $74,485,914. This figure is estimated as of June 30, 2004, at which date the closing price of the registrant's Common Stock on the New York Stock Exchange was $2.46 per share, and assumes that only the Registrant's officers and directors were affiliates of the registrant.

     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 21, 2005: 31,696,881.

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

--------------------------------------------------------------------------------

                                     PART I

Item 1. Business

GENERAL

     Xanser Corporation ("Xanser" or the "Company") conducts its principal businesses in two industry segments, technical services and information technology services. The technical services and information technology services segments operate through subsidiaries of Furmanite Worldwide, Inc. and Xtria LLC, respectively. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, "Furmanite"), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see "Technical Services." Xtria LLC ("Xtria") is engaged in the information technology services industry and offers products and services that include hardware design and implementation, web hosted data processing, networking, consulting and other support services to the healthcare, finance and insurance industries, and to agencies of the state and federal governments. Xtria also provides claims administration support and automated document control. For additional information see "Information Technology Services."

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


TECHNICAL SERVICES

     The Furmanite group of companies offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite Worldwide, Inc. has evolved into an international service company that provides technical and technology solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970s and 1980s, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. The Company acquired Furmanite in 1991 to diversify the Company's operations and pursue international growth opportunities. For the year ended December 31, 2004, Furmanite's revenues and operating income were approximately $118.4 million and $7.9 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products and Services

     Furmanite provides on-line repairs of leaks ("leak sealing") in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See "Customers and Markets." Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite's leak sealing service, since these "turnaround services" are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest(R) system. In performing these services, Furmanite technicians generally work at the customer's location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2004, 2003 and 2002, under pressure services represented approximately 43%, 42% and 46%, respectively, of Furmanite's revenues, while turnaround services accounted for approximately 47%, 48% and 46%, respectively, and product sales and other industrial services represented approximately 10%, 10% and 8%, respectively, of Furmanite's revenues for each of such years.

     Furmanite's on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite's techniques and materials are proprietary and some are patented and, the Company believes, they provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite holds approximately 200 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from May 2005 to December 2012. Furmanite's skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials to effect the necessary repairs. These efforts are supported by an internal quality control group that works with the on-site technicians in crafting these materials.

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

     Furmanite believes that it is the most recognized brand in its industry. With its 75-year history, Furmanite's customer relationships are long-term and worldwide. Furmanite serves its customers from its Richardson, Texas worldwide headquarters and maintains a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates North American offices in the United States in Baton Rouge, Louisiana; Beaumont, Texas; Charlotte, North Carolina; Houston, Texas; Los Angeles, California; Merrillville, Indiana and Salt Lake City, Utah. Furmanite's worldwide operations are further supported by offices currently located in Australia, Belgium, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, Croatia, Cyprus, Czech Republic, Egypt, Finland, Hungary, India, Indonesia, Italy, Japan, Kuwait, Macedonia, Poland, Portugal, Puerto Rico, Saudi Arabia, Slovak Republic, South Korea, Sweden, Thailand, Trinidad, Ukraine, the United Arab Emirates and Venezuela. Sales by major geographic region for 2004 were 23% for the United States, 62% for Europe and 15% for Asia-Pacific. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 9 to the Company's consolidated financial statements.

     Furmanite's leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite's various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during the three years ended December 31, 2004. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. In addition to staff reductions and the trend toward outsourcing, Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite's proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

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


INFORMATION TECHNOLOGY SERVICES

     Xtria is an information technology services provider for the healthcare, risk management and government markets through focused offerings of solutions, services and systems. In the healthcare market, Xtria provides managed service solutions for the implementation and management of picture archiving and communications systems. In the risk management market, Xtria provides risk management information systems that enable clients to mitigate risk and increase profitability through improved decision support and active risk management. For agencies of the federal, state and local government, Xtria provides information technology and program services. With established intellectual capital and product knowledge, Xtria's market-focused operations have many years of experience and a track record of success in the healthcare, financial services, insurance and government markets. For the year ended December 31, 2004, the information services segment's revenues and operating income were $27.3 million and $0.3 million, respectively. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Xtria is headquartered in Richardson, Texas, and maintains offices in Bryan, Texas; McLean, Virginia; and Frederick, Maryland.

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

     Xtria's PACS implementation service provides evaluation of the healthcare organization's PACS readiness, including a technology assessment, workflow analysis, cost analysis and information systems integration plan, development of a Request For Proposal tailored to the specific needs of the organization, evaluation of vendor submissions and recommendations on technical compliance and pricing, analysis of the top vendors, participation in on-site vendor presentations, and negotiation of final vendor contracts. Upon completion of the installation, Xtria's PACS implementation system continues to provide assistance by development of a comprehensive transition plan incorporating the digital imaging goals, project timelines and specific milestones necessary to ensure a smooth transition to a digital environment for the healthcare organization. Xtria also provides post-installation system support and testing by its staff of engineers, physicists, and technicians to ensure the system is ready for clinical use and meets the design specifications. Additionally, Xtria provides on-going operational management to ensure peak performance of the PACS.

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

     Xtria also provides claims administration services, utilizing its industry expertise, technical infrastructure, and process management capabilities to meet the client's claims administration needs by tracking damaged collateral, issuing settlement checks directly to the insured lender, obtaining salvage bids, processing title transfers and providing loss reports. Xtria utilizes the Tickler(TM) Tracking System to automate document control and manage risk exposure from missing, expired or improper loan documentation. Sensitive documents, such as UCC-1s, hazard insurance, title insurance, tax receipts, financial statements, cash flow reports, letters of credit, stock values and CDs can be regularly reviewed and tracked by the Tickler(TM) Tracking System.

Government Services

     Xtria's government services division provides information and technical solutions that help organizations and agencies of the government become more efficient and competitive by leveraging Web-based technologies in the areas of business services, program services and information systems services.

     Xtria's business services include a full range of services to support early childhood education research studies and services, training and technical assistance, conference management, grant review services, Web development and graphic design. Their program services provide comprehensive information and technical solutions focusing on educational development, early childhood development, child welfare, adoption, foster care and child support programs. Xtria's knowledge of social services programs helps clients better understand and meet the needs of children and families and evaluate the effectiveness of programs deployed. Xtria's program services also include research and evaluation, survey development, data collection, primary and secondary data analysis, report preparation, training, technical assistance and support for fulfilling federal reporting requirements. Xtria's team of experts ensure information is complete, accurate and timely, to facilitate use of this information for critical funding decisions, policy formations and program oversight and improvements. The information systems services provide comprehensive information and technical solutions that help organizations and agencies of the government become more efficient and competitive by leveraging the latest technologies in Web-based applications and data infrastructure. Information systems services provide comprehensive solutions that range from analysis and implementation to technical support and maintenance.


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


EMPLOYEES

     At December 31, 2004, the Company and its subsidiaries employed 1,050 persons. The Furmanite group of companies employed a total of 897 persons and 138 persons were employed by the Xtria group of companies. As of December 31, 2004, approximately 388 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 135 of Furmanite's employees in the United Kingdom who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.


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


Item 2. Properties

     The properties owned or utilized by the Company and its subsidiaries are generally described in Item 1 of this Report and Note 4 to the Company's consolidated financial statements. Additional information concerning the obligations of the Company and its subsidiaries for lease and rental commitments is presented under the caption "Commitments and Contingencies" in Note 8 to the Company's consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.

     The Company's corporate headquarters is located in an office building in Richardson, Texas, pursuant to a lease agreement that expires in 2007. The facilities used in the operations of the Company's subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for two properties located in the United Kingdom, which are owned by Furmanite.


Item 3. Legal Proceedings

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.


Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2004.


                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters

     Shares of the Company's Common Stock are listed and traded on the New York Stock Exchange ("NYSE") under the symbol XNR. Prior to the Distribution of KSL on June 29, 2001, the Company's Common Stock was traded on the NYSE under the symbol KAB. At March 21, 2005, there were approximately 4,000 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

                                                        Quoted Stock Prices
                                                              for XNR
                                                     -------------------------
              Calendar Year                           High               Low
              ----------------------                 ------            -------
              2003:
                First Quarter                        $ 1.90            $ 1.33
                Second Quarter                         2.50              1.65
                Third Quarter                          2.78              2.05
                Fourth Quarter                         2.75              2.18

              2004:
                First Quarter                          2.65              2.25
                Second Quarter                         2.77              2.40
                Third Quarter                          2.55              2.23
                Fourth Quarter                         3.10              2.43

              2005:
                First Quarter                          3.58              2.80
                  (through March 21, 2005)

     The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company's dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite contain restrictions on the respective subsidiary's ability to pay dividends or distributions to the Company, if an event of default exists. At December 31, 2004, the Company was in compliance with all debt covenants.

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

                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              2004          2003           2002            2001           2000
                                           ----------     ---------      ----------     ----------      ----------
Income Statement Data:
Revenues............................       $  145,687     $ 135,720      $  131,436     $  144,704      $  127,641
                                           ==========     =========      ==========     ==========      ==========
Operating income (loss).............       $    4,959     $  (3,367)     $   (4,207)    $    5,429      $    4,102
                                           ==========     =========      ==========     ==========      ==========
Income (loss) from continuing
   operations before income taxes
   and cumulative effect of change
   in accounting principle..........       $    4,144     $  (4,380)     $   (5,511)    $    9,349      $      889

Income tax benefit (expense)........           (1,748)       (8,725) (b)      3,269         13,039 (c)       5,894 (d)
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations before cumulative
   effect of change in accounting
   principle........................            2,396       (13,105)         (2,242)        22,388           6,783

Cumulative effect of change in
   accounting principle-adoption
   of new accounting standard for
   goodwill, net of income taxes....              -             -           (45,269)           -              -
                                           ----------     ---------      ----------     ----------      ----------
Income (loss) from continuing
   operations.......................            2,396       (13,105)        (47,511)        22,388           6,783

Income from discontinued operations
   - businesses distributed to common
   stockholders (a)                               -             -               -            3,337          10,386
                                           ----------     ---------      ----------     ----------      ----------
Net income (loss)...................       $    2,396     $ (13,105)     $  (47,511)    $   25,725      $   17,169
                                           ==========     =========      ==========     ==========      ==========

(a)  As a result of the June 2001 Distribution of Kaneb Services LLC (See Note 1
     to  the  Consolidated  Financial   Statements),   the  Company's  pipeline,
     terminaling  and product  marketing  businesses  have been  reclassified as
     "Discontinued operations - businesses distributed to common stockholders".

(b) Includes a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior year tax losses that are available to offset future taxable income (see Note 2 to Consolidated Financial Statements).

(c) Includes $18.1 million in tax benefits resulting from recapitalization of a foreign subsidiary.

(d) Includes the recognition of $6.3 million in expected benefits from prior' years tax losses available to offset future taxable income.


                                                                  Year Ended December 31,
                                           -----------------------------------------------------------------------
                                              2004          2003           2002            2001           2000
                                           ----------     ---------      ----------     ----------      ----------
Per Share Data:
Earnings (loss) per common share:
   Basic:
     Continuing operations:
       Before cumulative effect of
         change in accounting
         principle..................       $     0.07     $  (0.41)      $   (0.07)     $     0.68      $    0.20
       Cumulative effect of change
         in accounting principle....              -            -             (1.38)            -              -
                                           ----------     --------       ---------      ----------      ---------
                                                 0.07        (0.41)          (1.45)           0.68           0.20
     Discontinued operations........              -            -                -             0.10           0.33
                                           ----------     --------       ---------      ----------      ---------
                                           $     0.07     $  (0.41)      $   (1.45)     $     0.78      $    0.53
                                           ==========     ========       =========      ==========      =========
   Diluted:
     Continuing operations:
       Before cumulative effect of
         change in accounting
         principle..................       $     0.07     $  (0.41)      $   (0.07)     $     0.64      $    0.19
       Cumulative effect of change
         in accounting principle....              -            -             (1.38)            -              -
                                           ----------     --------       ---------      ----------      ---------
                                                 0.07        (0.41)          (1.45)           0.64           0.19
     Discontinued operations........              -            -                -             0.10           0.31
                                           ----------     --------       ---------      ----------      ---------
                                           $     0.07     $  (0.41)      $   (1.45)     $     0.74      $    0.50
                                           ==========     ========       =========      ==========      =========


                                                                       December 31,
                                           -----------------------------------------------------------------------
                                              2004          2003           2002            2001           2000
                                           ----------     ---------      ----------     ----------      ----------
Balance Sheet Data:
Cash and cash equivalents.............     $   21,598     $  21,240      $   25,624     $   29,545      $   20,517
Working capital.......................         41,216        44,103          47,055         71,789          81,185
Total assets..........................        111,920       104,790         127,647        186,219         226,643
Long-term debt, less current portion..         17,498        20,457          28,409         37,801          39,593
Stockholders' equity..................         55,890        52,452          61,549        115,506         166,039



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


CONSOLIDATED RESULTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                               ----------------------------------------------------
                                                                    2004              2003               2002
                                                               -------------      -------------     ---------------
                                                                    (in thousands, except per share amounts)

Revenues....................................................   $     145,687      $     135,720     $       131,436
                                                               =============      =============     ===============
Operating income (loss).....................................   $       4,959      $      (3,367)    $        (4,207)
                                                               =============      =============     ===============
Income (loss) before income taxes and cumulative effect
   of change in accounting principle........................   $       4,144      $      (4,380)    $        (5,511)
                                                               =============      =============     ===============
Net income (loss)...........................................   $       2,396      $     (13,105)    $       (47,511)
                                                               =============      =============     ===============
Earnings (loss) per common share:
    Basic:
      Before cumulative effect of change in
        accounting principle................................   $        0.07      $       (0.41)    $        (0.07)
      Cumulative effect of change in
        accounting principle................................              -                 -                (1.38)
                                                               -------------      -------------     --------------
                                                               $        0.07      $       (0.41)    $        (1.45)
                                                               =============      =============     ==============
    Diluted:
      Before cumulative effect of change in
        accounting principle................................   $        0.07      $       (0.41)    $        (0.07)
      Cumulative effect of change in
        accounting principle................................              -                 -                (1.38)
                                                               -------------      -------------     --------------
                                                               $        0.07      $       (0.41)    $        (1.45)
                                                               =============      =============     ==============

Capital expenditures........................................   $       4,533      $       3,311     $        5,504
                                                               =============      =============     ==============

     For the year ended December 31, 2004, consolidated revenues increased by $10.0 million, or 7%, when compared to 2003, due to a $17.4 million increase in revenues from the technical services business, partially offset by a $7.4 million decrease in revenues from the information technology services business. The 2004 increase in technical services revenues was due to an increased sales and marketing effort and favorable foreign currency exchange rates (see "Technical Services" below). The 2004 decrease in information technology service revenues was primarily related to non-performing operations which were closed in late 2003, partially offset by an increase in government solutions and digital healthcare revenues (see "Information Technology Services" below).

     Consolidated operating income increased by $8.3 million in 2004, when compared to 2003, due primarily to a $1.5 million increase in operating income from the technical services business and a $6.9 million increase in operating income from the information technology services business. The increase in technical services operating income was due to overall higher revenue levels and operating margins and the impact of favorable foreign currency exchange rates. The increase in information technology services operating income was primarily the result of the effects of closing the non-performing operations in late 2003 and overall lower general and administrative costs.

     Net income before income taxes and cumulative effect of change in accounting principle increased by $8.5 million in 2004, when compared to 2003, due to the overall increase in operating income and decreases in interest expense (see "Interest Expense" below). Net income was $2.4 million for the year ended December 31, 2004, compared to a net loss of $13.1 million in 2003, which includes a non-cash accounting adjustment related to deferred taxes of $12.1 million.

     For the year ended December 31, 2003, consolidated revenues increased by $4.3 million, or 3%, when compared to 2002, due to a $10.3 million increase in revenues from the technical services business, partially offset by a $6.0 million decrease in revenues from the information technology services business. The 2003 increase in technical services revenues was due to an increased sales and marketing effort in Europe and Asia-Pacific and favorable foreign currency exchange rates, partially offset by lower revenues in the United States (see "Technical Services" below). The 2003 decrease in information technology service revenues was due to lower revenues from certain non-performing operations which were closed in late 2003, partially offset by an increase in healthcare sector revenues (see "Information Technology Services" below).

     The consolidated operating loss decreased by $0.8 million in 2003, when compared to 2002, due to a $2.8 million increase in operating income from the technical services business and a $0.8 million decrease in general and administrative expenses (see "General and Administrative Expenses" below), partially offset by a $2.7 million increase in operating loss from the information technology services business. The increase in technical services operating income was due to overall higher revenue levels and operating margins in Europe and Asia-Pacific, and the impact of favorable foreign currency exchange rates. The increase in information technology services operating loss was primarily the result of a fourth quarter charge of $3.5 million pertaining to the write-down of software and inventory costs, and employee and other termination expenses resulting from the closing of non-performing operations.

     Loss before income taxes and cumulative effect of change in accounting principle decreased by $1.1 million, when compared to 2002, due to the overall decrease in operating loss and a decrease in interest expense (see "Interest Expense" below). Income (loss) from continuing operations was ($13.1) million for the year ended December 31, 2003 and includes a non-cash accounting adjustment in the fourth quarter of 2003 related to deferred taxes of $12.1 million (see "Income Taxes" below).


TECHNICAL SERVICES

                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                2004            2003            2002
                                                              ---------      ---------        -------
                                                                           (in thousands)

  Revenues:
     United States........................................    $  27,769      $  23,285       $ 26,199
     Europe...............................................       73,069         62,995         53,186
     Asia-Pacific.........................................       17,577         14,738         11,362
                                                              ---------      ---------       --------
                                                              $ 118,415      $ 101,018       $ 90,747
                                                              =========      =========       ========
  Operating income (loss):
     United States........................................    $    (459)     $  (1,688)      $ (1,562)
     Europe...............................................        8,152          7,756          5,990
     Asia-Pacific.........................................        2,480          2,147          1,007
     Headquarters.........................................       (2,294)        (1,878)        (1,855)
                                                              ---------      ---------       --------
                                                              $   7,879      $   6,337       $  3,580
                                                              =========      =========       ========
  Capital expenditures....................................    $   2,927      $   1,897       $  2,912
                                                              =========      =========       ========

     For the year ended December 31, 2004, technical services revenues increased by $17.4 million, or 17%, when compared to 2003, due to increased sales and marketing efforts and favorable foreign currency exchange rates. In the United States, revenues increased by $4.5 million, or 19%, when compared to 2003, due to the increase in sales and marketing efforts and increases in underpressure and turnaround services performed periodically at the request of customers. In Europe, revenues increased by $10.1 million, or 16%, when compared to 2003, due to approximately $6.9 million in favorable foreign currency exchange rates and increases in turnaround, other process plant and underpressure services. Asia-Pacific revenues increased by $2.8 million, or 19%, when compared to 2003, due to increases in underpressure services and approximately $1.6 million in favorable foreign exchange rates.

     Overall, 2004 technical services operating income increased by $1.5 million, or 24%, when compared to 2003. In the United States, the operating loss decreased by $1.2 million, when compared to 2003, due to overall higher revenues and increases in operating margins. In Europe and Asia-Pacific, operating income increased by $0.4 million, or 5%, and $0.3 million, or 16%, respectively, due to overall higher revenue levels and the impact of favorable foreign currency exchange rates, partially offset by slightly lower operating margins due to the mix of business. The foreign currency exchange rates had a favorable impact of approximately $0.7 million on 2004 operating income in Europe and approximately $0.2 million on 2004 operating income in Asia-Pacific.

     For the year ended December 31, 2003, technical services revenues increased by $10.3 million, or 11%, when compared to 2002, due to favorable foreign currency exchange rates and an increased sales and marketing effort in Europe and Asia-Pacific, partially offset by lower revenues in the United States. In the United States, revenues decreased by $2.9 million, or 11%, when compared to 2002, due to decreases in turnaround and underpressure services performed at the discretion of customers and strategic decisions to exit non-performing contracts which did not meet current requirements for generating favorable returns. In Europe, revenues increased $9.8 million, or 18%, when compared to 2002, due to favorable foreign currency exchange rates and increases in turnaround and underpressure services, and product sales. The favorable foreign currency exchange rates accounted for approximately $7.2 million of the 2003 revenue increase in Europe. Asia-Pacific revenues increased $3.4 million, or 30%, when compared to 2002, due to increases in turnaround services and favorable foreign exchange rates. The favorable foreign currency exchange rates accounted for approximately $1.6 million of the 2003 revenue increase in Asia-Pacific.

     Overall, 2003 technical services operating income increased by $2.8 million, or 77%, when compared to 2002. In the United States, operating income decreased by $0.1 million, compared to 2002, due to lower levels of business. In Europe and Asia-Pacific, operating income increased by $1.8 million, or 29%, and $1.1 million, or 113%, respectively, due to overall higher revenue levels and operating margins, and the impact of favorable foreign currency exchange rates. The favorable foreign currency exchange rates accounted for approximately $0.9 million of the 2003 operating income increase in Europe and approximately $0.2 million of the operating income increase in Asia-Pacific.

INFORMATION TECHNOLOGY SERVICES

                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                2004            2003           2002
                                                              ---------      ---------       --------
                                                                           (in thousands)
  Revenues................................................    $  27,272      $  34,702       $ 40,689
                                                              =========      =========       ========
  Operating income (loss).................................    $     342      $  (6,518)      $ (3,796)
                                                              =========      =========       ========
  Capital expenditures....................................    $   1,606      $   1,309       $  2,592
                                                              =========      =========       ========


     For the year ended December 31, 2004, information technology services revenues decreased by $7.4 million, or 21% when compared to 2003, due primarily to the Company's strategic decision to close non-performing operations in the fourth quarter of 2003, partially offset by an overall increase in government solutions and healthcare solutions revenues. Revenues for the year ended December 31, 2003 included approximately $13.6 million for communication-related installation services and low-margin government service and equipment sales operations, as well as certain other non-profitable operations, closed in 2003. Government solutions and healthcare solutions revenues increased by $4.0 million and $3.1 million, respectively, when compared to 2003, due to additional work related to new contracts.

     Overall, operating income for the information technology services operations increased by $6.9 million in 2004, when compared to 2003, due to the inclusion in 2003 of $3.5 million of write-downs and termination costs and the losses from the non-performing operations exited in late 2003, overall lower administrative costs, and the increase in government solutions and digital healthcare revenues. Operating income for the year ended December 31, 2004 includes approximately $1.0 million related to favorable developments pertaining to the resolution of certain contingencies related to the Company's intellectual property.

     For the year ended December 31, 2003, information technology services revenues decreased by $6.0 million, or 15%, when compared to 2002, due to decreases in both communications-related installation revenues and government services equipment sales revenues, partially offset by increases in healthcare sector revenues. The Company's communications-related installation services operations and low-margin government service and equipment sales operations, as well as certain other non-performing operations, were closed in the fourth quarter of 2003. Revenues from equipment sales, which were furnished at the request of selected government customers, decreased by $1.8 million in 2003, when compared to 2002, due to normal fluctuations in customer needs. Government services revenues decreased by $3.8 million in 2003, when compared to 2002, due entirely to revenue decreases from a government contract which was completed. Additionally, communications-related installation revenues decreased by $2.7 million in 2003, when compared to 2002, due to lower communication-related installation revenues from a large customer as a result of the economic downturn in the technology industry, and the impact of closing this business in the fourth quarter of 2003. Partially offsetting the 2003 revenue decrease was a $2.5 million increase in healthcare sector revenues, resulting from an increased sales and marketing effort and incremental revenues from a contract expansion with a large customer.

     Included in operating income in 2003 is a fourth quarter charge of $3.5 million pertaining to the write-down of inventory and software costs, and employee and other termination expenses resulting from the closing of non-performing operations. Unpaid termination costs at December 31, 2003 were not material. Overall, the 2003 operating loss for the information technology services operations increased by $2.7 million in 2003, when compared to 2002, primarily due to the $3.5 million of write-downs and termination costs and the losses from the non-performing operations exited in late 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

     General and administrative expense includes compensation and benefits paid to corporate officers and employees, certain insurance, legal, tax, financial reporting and other administrative costs, including costs of maintaining a public company, which are not related to specific business segments. For the year ended December 31, 2004, general and administrative expense was approximately $3.3 million, an increase of $0.1 million from prior year, due primarily to an increase in insurance costs.

     For the year ended December 31, 2003, general and administrative expense was approximately $3.2 million, a decrease of $0.8 million from the prior year. The decrease in 2003 general and administrative expense, when compared to 2002 levels, was the result of an overall decrease in corporate personnel-related expenses, and decreases in consulting and professional fees related primarily to corporate governance matters.


INTEREST EXPENSE

     For the year ended December 31, 2004, interest expense decreased by $0.3 million, when compared to 2003, due to reductions in debt (see "Liquidity and Capital Resources"), partially offset by an overall increase in interest rates on variable rate borrowings.

     For the year ended December 31, 2003, interest expense decreased by $0.5 million, when compared to 2002, due to reductions in debt (see "Liquidity and Capital Resources") and lower interest rates on variable-rate borrowings.


INCOME TAXES

     During the fourth quarter of 2003, the Company, pursuant to an evaluation performed in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes", recorded a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior years' tax losses (net operating loss carryforwards) that are available to offset future taxable income. As a result, all domestic federal and state income taxes recorded for the year ended December 31, 2004 are fully offset by a corresponding change in valuation allowance.

     Prior to December 31, 2003, the Company recognized a full federal and state income tax expense or benefit for income or losses generated by its domestic operations. Federal and state benefits recorded for the years ended December 31, 2003 and 2002 aggregated $4.5 million (before a $12.1 million change in valuation allowances) and $4.8 million, respectively.

     Income tax benefit differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions.


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $6.0 million, $4.9 million and $3.5 million during the years 2004, 2003 and 2002, respectively. The increase in 2004 operating cash flows, when compared to 2003, was due to overall increases in technical services revenues and operating income and information technology services operating income, combined with normal changes in working capital requirements resulting from the timing of cash receipts and disbursements. The increase in 2003 operating cash flows, when compared to 2002, was due to overall increases in technical services revenues and operating income, combined with normal changes in working capital requirements resulting from the timing of cash receipts and disbursements.

     Capital expenditures for continuing operations were $4.5 million, $3.3 million and $5.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Consolidated capital expenditures for 2005 have been budgeted at $3 million to $5 million, depending on the economic environment and the needs of the businesses. Such expenditures, however, will depend on many factors beyond the Company's control, including, without limitation, demand for services in the technical services and information services businesses, local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2005 or thereafter. Capital expenditures (excluding acquisitions) in 2005 are expected to be funded from existing cash and anticipated cash flows from operations.

     In connection with a stock repurchase plan authorized by the Company's Board of Directors, the Company purchased in 2002 approximately 1,744,000 shares of the Company's common stock, at a cost of $3.3 million. The stock purchases were funded with cash on hand.

     At December 31, 2004, $11.5 million was outstanding under a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Parent Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (3.95% at December 31, 2004), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, and cash flow to fixed charges and capital expenditures. At December 31, 2004, the Company was in compliance with all covenants. The Loan Agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Company's 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2004) are convertible into shares of the Company's common stock at the conversion price of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures until their final maturity in 2008. On September 30, 2003, the Company purchased an additional $4.9 million of subordinated debentures at par value, plus accrued interest.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. At December 31, 2004, $6.5 million was recorded in current assets as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.


     The following is a schedule by period of the Company's debt repayment obligations and material contractual commitments at December 31, 2004:

                                                          Less than                                        After
                                              Total        1 year        1-3 years       4-5 years        5 years
                                           ----------     ---------      ----------     ----------      ----------
                                                                      (in thousands)
Debt:
     Technical services credit facility    $   11,532     $     -        $      -       $   11,532      $     -
     Parent company convertible
        subordinated debentures........         5,000           -               -            5,000            -
                                           ----------     ---------      ----------     ----------      ----------
                                               16,532           -               -           16,532            -
     Capital leases....................         1,490           524             822            142               2
                                           ----------     ---------      ----------     ----------      ----------
        Debt subtotal..................        18,022           524             822         16,674               2
                                           ----------     ---------      ----------     ----------      ----------
     Interest on debt..................         3,521           982           1,857            682            -
                                           ----------     ---------      ----------     ----------      ----------
        Debt and interest total........        21,543         1,506           2,679         17,356               2
                                           ----------     ---------      ----------     ----------      ----------
Other contractual commitments:
     Pension Plan contributions........         9,400           940           1,880          1,880           4,700
     Operating leases..................        14,490         4,289           6,255          2,231           1,715
                                           ----------     ---------      ----------     ----------      ----------
        Total..........................    $   45,433     $   6,735      $   10,814     $   21,467      $    6,417
                                           ==========     =========      ==========     ==========      ==========

     Interest on debt is calculated based on outstanding balances, using interest rates in effect at December 31, 2004. Estimated annual pension plan contributions are assumed to be consistent with current expected contribution levels.


OFF-BALANCE SHEET TRANSACTIONS

     The Company was not a party to any off-balance sheet transactions at December 31, 2004, or for any of the years ended December 31, 2004, 2003 or 2002.


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

     Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require management's most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, allowance for doubtful accounts, the impairment of excess of cost over fair value of net assets of acquired businesses and income taxes. Critical accounting policies are discussed regularly (at least quarterly) with the Company's Audit Committee.

     The technical services segment's revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2004. The Company's information technology services segment includes revenue recognized under multiple element arrangements with its customers, which requires the use of significant judgments and estimates by management. The accounting policies for revenue recognition in the information technology services segment comply with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" and with AICPA Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition". ETIF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. SOP No. 97-2 requires revenue to be recognized only after software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired. In addition, the information technology services segment's revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104.

     The Company's technical services and information technology services businesses evaluate and adjust allowances for doubtful accounts receivable through a continuous process of assessing accounts receivable balances on individual customers and on an overall basis. This process consists of, among other tasks, a review of historical collection experience, current aging status and financial condition of customers. As this process involves a significant amount of judgment and estimation, and sometimes involves significant dollar amounts, actual write-offs could differ from estimated amounts, which could have a material effect on the results of operations of the Company.

     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of December 31, 2004, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2004, 2003 and 2002, no additional impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur (up to the current goodwill carrying value of $13.8 million), which could have a material effect on the results of operations of the Company.

     At December 31, 2004, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; $10.9 million in 2023;
and, $1.2 million in 2024. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company's federal and state net deferred tax assets (see Note 2 to the Company's Consolidated Financial Statements). The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur (up to the current valuation allowance of $16.7 million), which could have a material effect on the results of operating of the Company.

RECENT ACCOUNTING PRONOUNCEMENT

     In December of 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the third quarter of 2005. The impact of adoption on the Company's consolidated financial statements is still being evaluated.


Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios and fluctuations in foreign currency.

     The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $11.5 million at December 31, 2004, a one percent increase in interest rates would increase annual interest expense by approximately $0.1 million.

     A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates (see Item 7 "Technical Services"). Based on annual 2004 foreign currency-based revenues and operating income of $90.6 million and $10.6 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $0.9 million and $0.1 million, respectively.

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A.  Controls and  Procedures.

     Xanser Corporation's principal executive officer and principal financial officer, after evaluating as of December 31, 2004, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

     During the fourth quarter of 2004, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.


                                    PART III

     The information required by Items 10, 11, 12, 13 and 14 of Form 10-K is hereby incorporated by reference to the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2004.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

                                                                                                           Beginning
(a) (1)  Financial Statements                                                                                Page

     Set forth below are financial statements appearing in this report.

        Xanser Corporation and Subsidiaries Financial Statements:
             Reports of Independent Registered Public Accounting Firms...........................           F - 1
             Consolidated Statements of Income - Three Years Ended
               December 31, 2004, 2003 and 2002..................................................           F - 3
             Consolidated Balance Sheets - December 31, 2004 and 2003............................           F - 4
             Consolidated Statements of Cash Flows - Three Years Ended
               December 31, 2004, 2003 and 2002..................................................           F - 5
             Consolidated Statements of Changes in Stockholders'
               Equity - Three Years Ended December 31, 2004, 2003 and 2002.......................           F - 6
             Notes to Consolidated Financial Statements..........................................           F - 7

(a) (2)  Financial Statement Schedules

     Set forth are the financial statement schedules appearing in this report.

         Schedule I - Xanser Corporation (Parent Company) Condensed Financial
           Statements:
             Statements of Income - Three Years Ended December 31, 2004, 2003 and 2002...........           F - 24
             Balance Sheets - December 31, 2004 and 2003.........................................           F - 25
             Statements of Cash Flows - Three Years Ended
               December 31, 2004, 2003 and 2002..................................................           F - 26

         Schedule II - Xanser Corporation Valuation and Qualifying Accounts -
             Three Years Ended December 31, 2004, 2003 and 2002..................................           F - 27


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

    3.8 By-laws of the Registrant, as amended and restated March 10, 2005, filed herewith.

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

   23.1   Consent of Grant Thornton LLP, filed herewith.

   23.2   Consent of KPMG LLP, filed herewith.

   31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2005.

   31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2005.

   32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2005.

   32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2005.

     *    Denotes management contracts.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Shareholders and Board of Directors
Xanser Corporation:


We have audited the accompanying consolidated balance sheet of Xanser Corporation and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statement of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xanser Corporation and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related financial statement Schedules I and II are presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


Grant Thornton LLP


Dallas, Texas
March 21, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Xanser Corporation:

We have audited the consolidated financial statements of Xanser Corporation and its subsidiaries as of and for each of the years in the two year period ended December 31, 2003, as listed in the index appearing under Item 15(a)(1). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as of and for each of the years in the two year period ended December 31, 2003, as listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" in 2002.



                                       KPMG LLP
Dallas, Texas
February 25, 2004

                       XANSER CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME




                                                                              Year Ended December 31,
                                                               ----------------------------------------------------
                                                                     2004              2003               2002
                                                               --------------     --------------    ---------------

Revenues:
    Services...............................................    $  138,697,000     $  120,790,000    $   114,659,000
    Products...............................................         6,990,000         14,930,000         16,777,000
                                                               --------------     --------------    ---------------
      Total revenues.......................................       145,687,000        135,720,000        131,436,000
                                                               --------------     --------------    ---------------
Costs and expenses:
    Operating costs........................................       129,058,000        116,503,000        112,159,000
    Cost of products sold..................................         4,856,000         13,538,000         15,828,000
    Depreciation and amortization..........................         3,552,000          5,860,000          3,665,000
    General and administrative.............................         3,262,000          3,186,000          3,991,000
                                                               --------------     --------------    ---------------
      Total costs and expenses.............................       140,728,000        139,087,000        135,643,000
                                                               --------------     --------------    ---------------
Operating income (loss)....................................         4,959,000         (3,367,000)        (4,207,000)

Interest income............................................           174,000            260,000            460,000
Interest expense...........................................          (989,000)        (1,273,000)        (1,764,000)
                                                               --------------     --------------    ---------------
Income (loss) before income taxes and cumulative effect
    of change in accounting principle......................         4,144,000         (4,380,000)        (5,511,000)

Income tax benefit (expense)...............................        (1,748,000)        (8,725,000)         3,269,000
                                                               --------------     ---------------   ---------------
Income (loss) before cumulative effect of change in
    accounting principle...................................         2,396,000        (13,105,000)        (2,242,000)
Cumulative effect of change in accounting principle -
    adoption of new accounting standard for goodwill,
    net of income taxes....................................              -                  -           (45,269,000)
                                                               --------------     --------------    ---------------
Net income (loss)..........................................    $    2,396,000     $  (13,105,000)   $   (47,511,000)
                                                               ==============     ==============    ===============

Earnings (loss) per common share - basic and diluted:
    Before cumulative effect of change in
      accounting principle.................................    $         0.07     $        (0.41)   $         (0.07)
    Cumulative effect of change in
      accounting principle.................................               -                  -                (1.38)
                                                               --------------     --------------    ---------------
                                                               $         0.07     $        (0.41)   $         (1.45)
                                                               ==============     ==============    ===============


                       XANSER CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2004                   2003
                                                                              --------------         --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents.........................................         $   21,598,000         $   21,240,000
   Accounts receivable, trade (net of allowance for doubtful
     accounts of $667,000 in 2004 and $1,183,000 in 2003)............             35,470,000             31,902,000
   Receivable from businesses distributed to common stockholders.....              6,699,000              7,564,000
   Inventories.......................................................              9,131,000              8,697,000
   Prepaid expenses and other........................................              5,283,000              4,182,000
                                                                              --------------         --------------
     Total current assets............................................             78,181,000             73,585,000
                                                                              --------------         --------------
Property and equipment...............................................             46,571,000             42,152,000
Less accumulated depreciation and amortization.......................             32,933,000             29,879,000
                                                                              --------------         --------------
   Net property and equipment........................................             13,638,000             12,273,000
                                                                              --------------         --------------
Excess of cost over fair value of net assets of acquired businesses..             13,802,000             13,802,000
Deferred income taxes and other assets...............................              6,299,000              5,130,000
                                                                              --------------         --------------
                                                                              $  111,920,000         $  104,790,000
                                                                              ==============         ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt.................................         $      524,000         $      738,000
   Accounts payable..................................................              5,416,000              3,098,000
   Accrued expenses..................................................             23,416,000             18,255,000
   Accrued income taxes..............................................              7,609,000              7,391,000
                                                                              --------------         --------------
     Total current liabilities.......................................             36,965,000             29,482,000
                                                                              --------------         --------------
Long-term debt, less current portion:
   Technical services................................................             12,250,000             15,457,000
   Information technology services...................................                248,000                   -
   Parent company....................................................              5,000,000              5,000,000
                                                                              --------------         --------------
     Total long-term debt, less current portion......................             17,498,000             20,457,000
                                                                              --------------         --------------
Other liabilities....................................................              1,567,000              2,399,000

Commitments and contingencies

Stockholders' equity:
   Common stock, without par value.  Authorized, 60,000,000 shares;
     issued, 37,353,755 shares in 2004 and 37,336,176 shares in 2003.              4,335,000              4,333,000
   Additional paid-in capital........................................            126,550,000            126,561,000
   Treasury stock, at cost...........................................            (26,180,000)           (26,267,000)
   Retained earnings (accumulated deficit)...........................            (46,299,000)           (48,695,000)
   Accumulated other comprehensive income (loss).....................             (2,516,000)            (3,480,000)
                                                                              --------------         --------------
     Total stockholders' equity......................................             55,890,000             52,452,000
                                                                              --------------         --------------
                                                                              $  111,920,000         $  104,790,000
                                                                              ==============         ==============


                       XANSER CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                             ------------------------------------------------------
                                                                   2004               2003                2002
                                                             --------------       -------------     ---------------
Operating activities:
   Net income (loss)......................................   $    2,396,000       $ (13,105,000)    $  (47,511,000)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization......................        3,552,000           4,272,000          3,665,000
       Deferred income taxes..............................       (1,061,000)          7,863,000         (1,266,000)
       Cumulative effect of change in accounting principle             -                  -             45,269,000
       Write-down of software costs.......................             -              2,338,000              -
       Write-down of inventory............................          206,000             500,000              -
       Other, net.........................................         (832,000)            587,000            736,000
       Changes in current assets and liabilities:
         Accounts receivable, net.........................       (3,568,000)          4,306,000            978,000
         Inventories......................................         (640,000)           (773,000)           518,000
         Prepaid expenses and other.......................       (1,101,000)          1,079,000          2,370,000
         Accounts payable and accrued expenses............        7,062,000          (2,178,000)        (1,239,000)
                                                             --------------       -------------     --------------
     Net cash provided by operating activities............        6,014,000           4,889,000          3,520,000
                                                             --------------       -------------     --------------
Investing activities:
   Capital expenditures...................................       (4,533,000)         (3,311,000)        (5,504,000)
   Other, net.............................................        1,214,000           1,363,000          1,298,000
                                                             --------------       -------------     --------------
     Net cash used in investing activities................       (3,319,000)         (1,948,000)        (4,206,000)
                                                             --------------       -------------     --------------
Financing activities:
   Issuance of debt.......................................        1,836,000             330,000          4,750,000
   Payments on debt ......................................       (5,421,000)         (8,278,000)       (15,641,000)
   Purchase of treasury stock.............................             -                  -             (3,286,000)
   Common stock issued and other..........................           78,000               9,000            450,000
   (Increase) decrease in receivable from businesses
     distributed to common stockholders...................          865,000            (152,000)        10,492,000
                                                             --------------       -------------     --------------
     Net cash used in financing activities................       (2,642,000)         (8,091,000)        (3,235,000)
                                                             --------------       -------------     --------------
Effect of exchange rate changes on cash...................          305,000             766,000              -
                                                             --------------       -------------     --------------
Increase (decrease) in cash and cash equivalents..........          358,000          (4,384,000)        (3,921,000)
Cash and cash equivalents at beginning of year............       21,240,000          25,624,000         29,545,000
                                                             --------------       -------------     --------------
Cash and cash equivalents at end of year..................   $   21,598,000       $  21,240,000     $   25,624,000
                                                             ==============       =============     ==============
Supplemental cash flow information:
     Cash paid for interest...............................   $      952,000       $   1,534,000     $    2,244,000
                                                             ==============       =============     ==============
     Cash paid for income taxes...........................   $    2,546,000       $   1,899,000     $      926,000
                                                             ==============       =============     ==============


                       XANSER CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Retained       Accumulated
                                                                                      Earnings         Other
                                     Common        Additional         Treasury      (Accumulated    Comprehensive     Comprehensive
                                      Stock      Paid-In Capital        Stock          Deficit)     Income (Loss)     Income (Loss)
                                  ------------   ---------------    -------------   -------------   -------------     -------------
Balance at January 1, 2002......  $  4,270,000   $   128,744,000    $ (23,423,000)  $  11,921,000   $  (6,006,000)
   Net income (loss)............          -                 -                -        (47,511,000)           -        $ (47,511,000)
   Common stock issued..........        63,000            68,000          319,000            -               -                 -
   Deferred stock units,
     vested.....................          -              171,000             -               -               -                 -
   Purchase of treasury stock...          -                 -          (3,286,000)           -               -                 -
   Minimum pension liability
     adjustment for subsidiary..          -                 -                -               -         (3,374,000)       (3,374,000)
   Foreign currency trans-
     lation adjustment..........          -                 -                -               -          1,901,000         1,901,000
   Taxes associated with the
     Distribution of KSL and
     other......................          -           (2,308,000)            -               -               -                 -
                                  ------------    --------------    -------------   -------------   -------------     -------------
   Comprehensive income(loss).                                                                                        $ (48,984,000)
                                                                                                                      =============
Balance at December 31, 2002....     4,333,000       126,675,000      (26,390,000)    (35,590,000)     (7,479,000)
   Net income (loss)............          -                 -                -        (13,105,000)           -        $ (13,105,000)
   Common stock issued..........          -             (153,000)         123,000            -               -                 -
   Deferred stock units,
     vested.....................         -                39,000             -               -               -                 -
   Minimum pension liability
     adjustment for subsidiary..         -                  -                -               -          1,147,000         1,147,000
   Foreign currency trans-
     lation adjustment .........         -                  -                -               -          2,852,000         2,852,000
                                  ------------    --------------    -------------   -------------   -------------     -------------
   Comprehensive income(loss)...                                                                                      $  (9,106,000)
                                                                                                                      =============
Balance at December 31, 2003....     4,333,000       126,561,000      (26,267,000)    (48,695,000)     (3,480,000)
   Net income...................          -                 -                -          2,396,000            -        $   2,396,000
   Common stock issued..........         2,000           (50,000)          87,000            -               -                 -
   Deferred stock units,
     vested.....................         -                39,000             -               -               -                 -
   Minimum pension liability
     adjustment for subsidiary..         -                  -                -               -           (445,000)         (445,000)
   Foreign currency trans-
     lation adjustment..........         -                  -                -               -          1,409,000         1,409,000
                                  ------------    --------------    -------------   -------------   -------------     -------------
   Comprehensive income.......                                                                                        $   3,360,000
                                                                                                                      =============

Balance at December 31, 2004....  $  4,335,000    $  126,550,000    $ (26,180,000)  $ (46,299,000)  $  (2,516,000)
                                  ============    ==============    =============   =============   =============


                       XANSER CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General

     The consolidated financial statements include the accounts of Xanser Corporation (the "Company" or "Parent") and its wholly-owned subsidiaries.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline and terminaling and product marketing business (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. At December 31, 2004, $6.5 million was recorded in current assets as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

     The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

     Cash and Cash Equivalents

     The Company's policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. The Company does not have any derivative financial instruments.

     Allowance for Doubtful Accounts Receivable

     The Company regularly evaluates and adjusts allowances for doubtful accounts receivable based on a combination of write-off history, aging analysis, and information available on specific accounts.

     Changes in the allowance for doubtful accounts receivable for the years ended December 31, 2004, 2003 and 2002 are as follows:

       Allowance for doubtful accounts receivable at January 1, 2002 .............    $   1,034,000

           Charged to costs and expenses..........................................          719,000
           Charged to other accounts..............................................           33,000
           Deductions.............................................................         (286,000)
                                                                                      -------------
       Allowance for doubtful accounts receivable at December 31, 2002............        1,500,000

           Charged to costs and expenses..........................................          979,000
           Charged to other accounts..............................................           43,000
           Deductions.............................................................       (1,339,000)
                                                                                      -------------
       Allowance for doubtful accounts receivable at December 31, 2003............        1,183,000

           Charged to costs and expenses..........................................          285,000
           Charged to other accounts..............................................           17,000
           Deductions.............................................................         (818,000)
                                                                                      -------------
       Allowance for doubtful accounts receivable at December 31, 2004............    $     667,000
                                                                                      =============

     Inventories

     Substantially all of the Company's inventory balance at December 31, 2004 and 2003 consists of consumable materials and supplies used in the process of providing technical services to customers. Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality and carrying cost is reduced accordingly, if the review indicates a reduction in value is required.

     Cost of products sold primarily relates to the cost of equipment sales. Inventories consumed in the process of providing technical services are included in operating costs.

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

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under SFAS No. 144, the carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that an impairment may exist, using undiscounted future cash flows. To the extent impairment is indicated to exist, an impairment loss will be recognized based on fair value.

     Capitalized Software

     Costs incurred to purchase or develop computer software to be sold or leased is capitalized in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Under SFAS No. 86, amortization expense is based on current and projected revenues for each capitalized product, with an annual minimum equal to the straight-line method of amortization over the product's remaining estimated economic life. For the years ended December 31, 2003 and 2002, amortization expense totaled $2.0 million and $0.1 million, respectively. The Company had no unamortized software costs capitalized at December 31, 2004 and 2003.

     Revenue Recognition

     The technical services segment's revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2004.

     The information technology services segment's revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104. The accounting policies for revenue recognition in the information technology services segment comply with Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" and with AICPA Statement of Position ("SOP") No. 97-2 "Software Revenue Recognition". ETIF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. SOP No. 97-2 requires revenue to be recognized only after software is delivered, all significant obligations of the Company are fulfilled, and all significant uncertainties regarding customer acceptance have expired.

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

     Comprehensive Income

     The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income", for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company's financial position or results of operations. At December 31, 2004 and 2003, accumulated other comprehensive income (loss) consists of cumulative foreign currency translation adjustments of ($2.9) million and ($1.5) million, respectively, and minimum pension liability adjustments for subsidiaries (see
Note 3) of $5.4 million and $5.0 million, respectively.

     Excess of Cost Over Fair Value of Net Assets of Acquired Businesses

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2004, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually at year end or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of a reporting unit's carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2004, 2003 and 2002, no additional impairment charge was required.

     The changes in the carrying amount of excess of cost over fair value of net assets of acquired businesses for the years ended December 31, 2004 and 2003 and 2002 are as follows:


       Excess of cost over fair value of net assets of acquired
           businesses at December 31, 2001.........................................     $61,054,000

       Cumulative effect of change in accounting principle
           recorded in the first quarter of 2002...................................     (47,252,000)
                                                                                        -----------
       Excess of cost over fair value of net assets of acquired
           businesses (technical services) at December 31, 2004, 2003 and 2002.....     $13,802,000
                                                                                        ===========

     Stock Option Plans

     In December of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the third quarter of 2005. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

     In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123. The Company also applies the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure" as if the fair-value-based method had been applied in measuring compensation expense. The Black-Scholes option pricing model has been used to estimate the value of stock options issued, and the assumptions in the calculations under such model include stock price standard deviation or volatility ranging from 35.5% to 35.8% for the year ended December 31, 2004, 36.2% to 36.3% for the year ended December 31, 2003 and 32.7% to 36.6% for the year ended December 31, 2002, based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 3.71% to 3.75% for the year ended December 2004, 3.27% to 3.54% for the year ended December 31, 2003 and 3.25% to 4.78% for the year ended December 31, 2002, based on the 30-year U.S. treasury bill rate for the five-year expected life of the options, and no dividend yield.

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                                               Year Ended December 31,
                                                                 --------------------------------------------------
                                                                      2004              2003              2002
                                                                 ---------------   --------------    --------------
      Reported net income (loss)...............................  $     2,396,000   $  (13,105,000)   $  (47,511,000)

      Stock-based employee compensation expense determined
        under the fair value based method......................         (381,000)        (138,000)         (620,000)
                                                                 ---------------   --------------    --------------
      Pro forma net income (loss)..............................  $     2,015,000   $  (13,243,000)   $  (48,131,000)
                                                                 ===============   ==============    ==============
      Earning (loss) per share:
        Basic - as reported....................................  $          0.07   $        (0.41)   $        (1.45)
                                                                 ===============   ==============    ==============
        Basic - pro forma......................................  $          0.06   $        (0.41)   $        (1.48)
                                                                 ===============   ==============    ==============
        Diluted - as reported..................................  $          0.07   $        (0.41)   $        (1.45)
                                                                 ===============   ==============    ==============
        Diluted - pro forma....................................  $          0.06   $        (0.41)   $        (1.48)
                                                                 ===============   ==============    ==============

     Change in Presentation

     Certain prior year financial statement items have been reclassified to conform with the 2004 presentation.

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


2.   INCOME TAXES

     Income (loss) before cumulative effect of change in accounting principle and income tax expense is comprised of the following components:

                                                                        Year Ended December 31,
                                                        -----------------------------------------------------
                                                             2004                2003              2002
                                                        --------------      -------------      --------------
       Domestic operations.........................     $   (1,101,000)     $ (12,562,000)     $ (11,427,000)
       Foreign operations..........................          5,245,000          8,182,000          5,916,000
                                                        --------------      -------------      -------------
       Income (loss) before income taxes...........     $    4,144,000      $  (4,380,000)     $  (5,511,000)
                                                        ==============      =============      =============


     Income tax expense (benefit) before cumulative effect of change in accounting principle is comprised of the following components:

       Year Ended
       December 31,                     Federal              Foreign              State               Total
       ------------------------      --------------       -------------      --------------     --------------
       2004:
         Current...............      $         -          $   2,809,000      $        -         $    2,809,000
         Deferred..............                -             (1,061,000)              -             (1,061,000)
                                     --------------       -------------      --------------     --------------
                                     $         -          $   1,748,000      $        -         $    1,748,000
                                     ==============       =============      ==============     ==============
       2003:
         Current...............      $   (1,704,000)      $   2,623,000      $      (57,000)    $      862,000
         Deferred..............           8,616,000          (1,530,000)            777,000          7,863,000
                                     --------------       -------------      --------------     --------------
                                     $    6,912,000       $   1,093,000      $      720,000     $    8,725,000
                                     ==============       =============      ==============     ==============
       2002:
         Current...............      $   (2,140,000)      $      65,000      $       72,000     $   (2,003,000)
         Deferred..............          (1,825,000)          1,427,000            (868,000)        (1,266,000)
                                     --------------       -------------      --------------     --------------
                                     $   (3,965,000)      $   1,492,000      $     (796,000)    $   (3,269,000)
                                     ==============       =============      ==============     ==============


     The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes and cumulative effect of change in accounting principle for the years 2004, 2003 and 2002 are as follows:

                                                                Year Ended December 31,
                                          -----------------------------------------------------------------
                                                 2004                    2003                    2002
                                          -----------------       ------------------      -----------------
       Expected tax expense (benefit)
         at statutory rates.............  $       1,409,000       $       (1,533,000)     $      (1,929,000)
       Increase (decrease) in taxes
         resulting from:
         Change in valuation allowance..            589,000               12,112,000                   -
         State income taxes, net........           (102,000)                (468,000)              (517,000)
         Foreign tax rate differences...            (35,000)              (1,689,000)              (629,000)
         Resolution of state and foreign
           tax issues and other.........           (113,000)                 303,000               (194,000)
                                          -----------------       ------------------       ----------------
                                          $       1,748,000       $        8,725,000       $     (3,269,000)
                                          =================       ==================       ================

     At December 31, 2004, the Company had available domestic tax net operating loss carryforwards ("NOLs"), which will expire, if unused, as follows:
$1,211,000 in 2006;  $3,033,000 in 2007;  $13,365,000  in 2022;  $10,871,000  in
2023; and, $1,220,000 in 2024. The utilization of these NOLs could be subject to significant limitation in the event of a "change in ownership", as defined in the tax laws, which might be caused by purchases or sales of the Company's securities by persons or groups now or in the future having 5% or greater ownership of the Company's common stock.


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows:

                                                                                           December 31,
                                                                              -------------------------------------
                                                                                   2004                   2003
                                                                              --------------         --------------
       Deferred tax assets:
         Net operating loss carryforwards.........................            $   10,494,000         $    9,610,000
         Alternative minimum tax credit carryforwards.............                 2,504,000              2,505,000
         Accrued liabilities......................................                 1,290,000              1,547,000
         Intangibles..............................................                 1,293,000              1,528,000
         Foreign subsidiaries, primarily accrued liabilities......                 3,302,000              2,036,000
         Other....................................................                 1,608,000              1,399,000
                                                                              --------------         --------------
         Total gross deferred tax assets..........................                20,491,000             18,625,000
       Deferred tax liabilities:
         Plant and equipment, principally due to differences in
           depreciation...........................................                  (354,000)              (343,000)
         Foreign deferred tax liabilities.........................                   (15,000)                 -
                                                                              --------------         --------------
       Net deferred tax asset before valuation allowance..........                20,122,000             18,282,000
       Less valuation allowance...................................               (16,835,000)           (16,246,000)
                                                                              --------------         --------------
         Net deferred tax asset...................................            $    3,287,000         $    2,036,000
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


3.   RETIREMENT PLANS

     The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions to this plan were $0.7 million, $0.7 million and $0.8 million for 2004, 2003 and 2002, respectively.

     One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). The benefit is based on the average of the employee's salary for the last three years of employment. Generally, the employee contributes 5.5% to 12% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered fund managers. The most recent valuation of the U.K. Plan was performed as of October 31, 2004.

     Net pension cost for the U.K. Plan included the following components:

                                                                      Year Ended December 31,
                                                        ---------------------------------------------------
                                                            2004                 2003              2002
                                                        --------------     -------------      -------------

       Net periodic pension cost:
         Service cost................................   $      466,000     $     787,000      $     658,000
         Interest cost...............................        3,461,000         2,954,000          2,522,000
         Expected return on plan assets..............       (3,587,000)       (2,946,000)        (3,012,000)
         Amortization of prior service cost..........         (112,000)           16,000             15,000
         Recognized net loss.........................          737,000           768,000              4,000
                                                        --------------     -------------      -------------
       Net periodic pension cost.....................   $      965,000     $   1,579,000      $     187,000
                                                        ==============     =============      =============



     The weighted average assumptions used to determine benefit obligations and net periodic costs are as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2004               2003
                                                                          --------------    --------------

       Discount rate...............................................                5.8%             6.0%
       Expected long-term return on plan assets....................                7.5%             7.5%
       Rate of compensation increase...............................                3.3%             3.3%


     The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 8.5% for equity securities, 8.5% for real estate, 6.0% for debt securities and 5.0 % for cash and other.

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2004               2003
                                                                          --------------    --------------
       Projected benefit obligation:
         Beginning of year..........................................       $  56,466,000     $  48,326,000
         Service cost...............................................             466,000           787,000
         Interest cost..............................................           3,461,000         2,954,000
         Contributions..............................................             920,000           761,000
         Benefits paid..............................................          (1,726,000)       (1,472,000)
         Foreign currency translation adjustment and other..........           6,018,000         5,110,000
                                                                           -------------     -------------
         End of year................................................          65,605,000        56,466,000
                                                                           -------------     -------------
       Fair value of plan assets:
         Beginning of year..........................................          46,822,000        38,234,000
         Actual gain on plan assets.................................           5,045,000         4,667,000
         Contributions..............................................             920,000           761,000
         Benefits paid..............................................          (1,726,000)       (1,472,000)
         Foreign currency translation adjustment and other..........           3,763,000         4,632,000
                                                                           -------------     -------------
         End of year................................................          54,824,000        46,822,000
                                                                           -------------     -------------
       Excess projected obligation over fair value at end of year...         (10,781,000)       (9,644,000)
       Unrecognized net actuarial loss..............................          14,803,000        13,591,000
       Unamortized prior service cost...............................          (1,402,000)       (1,416,000)
                                                                           -------------     -------------
       Net pension prepaid asset....................................           2,620,000         2,531,000

       Additional minimum liability.................................         (10,121,000)       (8,845,000)
                                                                           -------------     -------------
       Net pension liability........................................       $  (7,501,000)    $  (6,314,000)
                                                                           =============     =============


     The accumulated benefit obligation for the U.K. Plan was $62.3 million and $53.1 million at December 31, 2004 and 2003, respectively.

     The Company recognizes a minimum pension liability for underfunded plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of accumulated other comprehensive income included in stockholders' equity. In 2004, 2003 and 2002, the Company recorded adjustments to minimum liabilities of $0.6 million, $(1.9) million and $4.9 million, respectively, which, net of deferred income taxes of $0.2 million, $(0.7) million and $1.5 million, respectively, was recorded as accumulated other comprehensive income.


     The U.K. Plan's weighted average asset allocations are as follows:

                                                                                    December 31,
                                                                          --------------------------------
                                                                                2004               2003
                                                                          --------------    --------------
       Equity securities............................................              57.3%            59.2%
       Debt securities..............................................              34.9%            35.8%
       Real estate..................................................               0.7%             1.6%
       Cash and other...............................................               7.1%             3.4%
                                                                          -------------     ------------
                                                                                 100.0%           100.0%
                                                                          =============     ============

     The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 55% for equity securities and 45% for debt securities and other.

     The Company expects to contribute approximately $0.9 million (unaudited) to the U.K. Plan in 2005.

     At December 31, 2004, expected future benefit payments, which reflect expected future service, are as follows:

     Year ending December 31,
           2005.............................................    $   1,824,000
           2006.............................................        1,920,000
           2007.............................................        2,016,000
           2008.............................................        2,112,000
           2009.............................................        2,304,000
           2010-2014........................................       13,438,000


4.   PROPERTY AND EQUIPMENT

     The cost of property and equipment is as follows:

                                                        Estimated
                                                         Useful                     December 31,
                                                          Life            --------------------------------
                                                         (Years)                2004             2003
                                                     --------------       --------------    --------------

       Technical services........................        3 - 20           $   34,264,000    $   31,237,000
       Information technology services...........        3 -  7                8,402,000         6,962,000
       General corporate.........................        3 - 10                3,905,000         3,953,000
                                                                          --------------    --------------
       Total property and equipment..............                             46,571,000        42,152,000
       Less accumulated depreciation
         and amortization........................                             32,933,000        29,879,000
                                                                          --------------    --------------
       Net property and equipment................                         $   13,638,000    $   12,273,000
                                                                          ==============    ==============

     Equipment under capital leases is included in the cost, and accumulated depreciation and amortization, of property and equipment as follows:

                                                                                     December 31,
                                                                          --------------------------------
                                                                                2004              2003
                                                                          --------------    --------------
       Equipment..............................................            $    2,920,000    $    2,707,000
       Less accumulated depreciation and amortization ........                 1,473,000         1,160,000
                                                                          --------------    --------------
       Net equipment acquired under capital leases............            $    1,447,000    $    1,547,000
                                                                          ==============    ==============

5.   LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                                   December 31,
                                                                          --------------------------------
                                                                                2004             2003
                                                                          --------------    --------------

       Technical services credit facility due in January of 2009          $   11,532,000    $   14,296,000
       Technical services foreign subsidiary notes, repaid in
         2004 ................................................                      -              301,000
       Capital leases.........................................                 1,490,000         1,598,000
       Parent company 8.75% convertible subordinated
         debentures due in 2008...............................                 5,000,000         5,000,000
                                                                          --------------    --------------
       Total long-term debt...................................                18,022,000        21,195,000
       Less current portion...................................                   524,000           738,000
                                                                          --------------    --------------
       Total long-term debt, less current portion.............            $   17,498,000    $   20,457,000
                                                                          ==============    ==============


     At December 31, 2004, $11.5 million was outstanding under a $25 million Amended and Restated Bank Loan Agreement ("Loan Agreement") that provides working capital for the technical services group and is without recourse to the Parent Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (3.95% at December 31, 2004), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, and cash flow to fixed charges and capital expenditures. At December 31, 2004, the Company was in compliance with all covenants. The Loan Agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The Company's 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2004) are convertible into shares of the Company's common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures until their maturity in 2008. On September 30, 2003, the Company purchased an additional $4.9 million of subordinated debentures at par value, plus accrued interest. The purchases were funded with cash on hand.

     At December 31, 2004, annual sinking fund requirements and debt maturities on consolidated debt, including capital leases, were as follows: $0.5 million; $0.4 million; $0.4 million; $5.1 million; and $11.6 million; respectively, for each of the five years ending December 31, 2009.


6.   CAPITAL STOCK

     The changes in the number of issued and outstanding shares of the Company's common stock are summarized as follows:

                                                                                    Common Stock
                                                                 --------------------------------------------------
                                                                     Issued       Held in Treasury      Outstanding
                                                                 ------------     ----------------     ------------
       Balance at January 1, 2002..........................        36,809,267          4,097,847         32,711,420
       Common shares issued (repurchased), net.............           526,909          1,686,609         (1,159,700)
                                                                 ------------       ------------     --------------
       Balance at December 31, 2002........................        37,336,176          5,784,456         31,551,720
       Common shares issued................................              -               (28,806)            28,806
                                                                 ------------       ------------     --------------
       Balance at December 31, 2003........................        37,336,176          5,755,650         31,580,526
       Common shares issued................................            17,579            (19,149)            36,728
                                                                 ------------       ------------     --------------
       Balance at December 31, 2004........................        37,353,755          5,736,501         31,617,254
                                                                 ============       ============     ==============


     In connection with a stock repurchase plan authorized by the Company's Board of Directors, the Company purchased in 2002 approximately 1,744,000 shares of the Company's common stock, at a cost of $3.3 million. The stock purchases were funded with cash on hand.

     Series B Preferred Stock

     On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right ("Right") for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company's Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company's option at any time for a price of $0.01 per Right. At December 31, 2004 and 2003 there were no Series B Preferred shares outstanding.

     Stock Option Plans

     The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally vest over periods ranging from zero to five years and expire ten years from date of grant. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 2004, options on 3,334,174 shares at prices ranging from $0.54 to $2.90 were outstanding, of which 2,115,335, were exercisable at prices ranging from $0.54 to $2.90. At December 31, 2003, options on 3,008,711 shares at prices ranging from $.54 to $3.05 were outstanding, of which 1,925,330, were exercisable at prices ranging from $.54 to $3.05. At December 31, 2002, options on 3,103,014 shares at prices ranging from $.54 to $3.05 were outstanding, of which 1,749,743 were exercisable at prices ranging from $.54 to $3.05. The weighted average fair market value of options at the time of grant for the years 2004, 2003 and 2002 was $0.92 per share, $0.96 per share and $0.86 per share, respectively, calculated using the Black-Scholes option pricing model.

     At December 31, 2004, the range of option exercise prices, number of options outstanding, number of options exercisable and weighted average exercise price, are as follows:

                                                Options               Average Price per Option        Average
            Range of Exercise        ----------------------------     ------------------------      Contractual
                   Price              Outstanding    Exercisable      Outstanding  Exercisable      Life (years)
         ------------------------    -------------  -------------     -----------  -----------     -------------
         $0.54 - $0.81...........           70,000         70,000       $  0.56       $  0.56          0.2
         $0.82 - $1.23...........          817,629        817,629       $  0.90       $  0.90          1.4
         $1.24 - $1.86...........          514,411        499,411       $  1.59       $  1.58          3.9
         $1.87 - $2.81...........        1,911,134        715,695       $  2.41       $  2.41          8.0
         $2.82 - $2.90...........           21,000         12,600       $  2.90       $  2.90          6.6
                                     -------------   ------------
                                         3,334,174      2,115,335       $  1.87       $  1.57          5.5
                                     =============   ============


     The changes in stock options outstanding for the Company's plans for the years 2004, 2003 and 2002 were as follows:

                                                                                             Average Price
                                                                        Shares                  per Share
                                                                     -------------           ---------------

       Outstanding at January 1, 2002.........................           3,049,083                 $  1.66
       Granted................................................             956,132                 $  2.20
       Exercised..............................................            (533,234)                $  1.09
       Forfeited..............................................            (368,967)                $  2.71
                                                                     -------------
       Outstanding at December 31, 2002.......................           3,103,014                 $  1.80
       Granted................................................             155,000                 $  2.58
       Forfeited..............................................            (249,303)                $  2.22
                                                                     -------------
       Outstanding at December 31, 2003.......................           3,008,711                 $  1.80
       Granted................................................             725,161                 $  2.50
       Exercised..............................................             (17,579)                $  1.53
       Forfeited..............................................            (382,119)                $  2.50
                                                                     -------------
       Outstanding at December 31, 2004.......................           3,334,174                 $  1.87
                                                                     =============


     There were no stock options which expired during the years ended December 31, 2004, 2003 and 2002.

     Deferred Stock Unit Plans

     In 2002, the Company initiated a Deferred Stock Unit Plan (the "2002 DSU Plan"), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units ("DSUs"), an instrument designed to track the Company's common stock. Under the 2002 DSU Plan, DSUs are purchased at a value equal to the closing price of the Company's common stock on the day by which the employee must elect (if they so desire) to participate in the 2002 DSU Plan; which date is established by the Compensation Committee, from time to time (the "Election Date"). During a vesting period of one to three years following the Election Date, a participant's DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company's common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company's common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a "change of control" of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elects to participate in the 2002 DSU Plan is awarded, under the Company's stock incentive plan, an option to purchase a number of shares of the Company's common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company's common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. At December 31, 2004, 21,921 DSUs had vested under the 2002 DSU Plan.

     In 1996, the Company initiated a Deferred Stock Unit plan (the "1996 DSU Plan") with terms and conditions similar to the 2002 DSU Plan. In connection with the Distribution, KSL agreed to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms remained unchanged. Similarly, the Company agreed to issue to employees of KSL who hold DSUs, the number of shares of the Company's common stock subject to the DSUs held by those employees. At December 31, 2004, approximately 415,718 shares of the Company's common stock were issuable to employees of the Company and KSL employees under this arrangement and the terms of the 1996 DSU Plan.


7.   EARNINGS PER SHARE

     The following is a reconciliation of basic and diluted earnings per share ("EPS") before cumulative effect of change in accounting principle:

                                                                               Weighted
                                                                                Average
                                                               Net              Common          Per-Share
                                                          Income (loss)         Shares            Amount
                                                        ---------------    --------------    --------------
         Year Ended December 31, 2004
         ----------------------------
           Basic EPS -
              Net income.............................   $     2,396,000        32,035,000    $         0.07

           Effect of dilutive securities.............             -             1,173,000
                                                        ---------------    --------------
           Diluted EPS -
              Net income.............................   $     2,396,000        33,208,000    $         0.07
                                                        ===============    ==============    ==============

         Year Ended December 31, 2003
         ----------------------------
           Basic EPS -
              Net income (loss)......................   $   (13,105,000)       31,995,000    $        (0.41)

           Effect of dilutive securities.............             -                  -
                                                        ---------------    --------------
           Diluted EPS -
              Net income (loss)......................   $   (13,105,000)       31,995,000    $        (0.41)
                                                        ===============    ==============    ==============

         Year Ended December 31, 2002
         ----------------------------
           Basic EPS -
              Net income (loss), before cumulative
                effect of change in accounting
                principle............................   $    (2,242,000)       32,747,000    $        (0.07)
                                                                                             ==============
           Effect of dilutive securities.............               -                 -
                                                        ---------------    --------------
           Diluted EPS -
              Net income (loss), before cumulative
                effect of change in accounting
                principle............................   $    (2,242,000)       32,747,000    $        (0.07)
                                                        ===============    ==============    ==============


     Options to purchase 134,432 shares of common stock at weighted average prices of $2.73 were outstanding at December 31, 2004, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common stock. As a result of the net losses for 2003 and 2002, all 3,008,711 and 3,103,014 stock options, at weighted average prices of $1.80 for 2003 and 2002, respectively, were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. The convertible subordinated debentures were excluded from the computations of diluted EPS in 2004 because the conversion price was greater than the market price. Additionally, the Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS in 2003 and 2002 because the effect of assumed conversion was anti-dilutive.


8.   COMMITMENTS AND CONTINGENCIES

     The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $3.8 million for 2004, $4.1 million for 2003 and $3.9 million for 2002.

     At December 31, 2004, future minimum rental commitments under all capital leases and operating leases are as follows:

                                                                           Capital             Operating
                                                                           Leases               Leases
                                                                       --------------       --------------
         2005.....................................................     $      598,000       $    4,289,000
         2006 ....................................................            514,000            3,816,000
         2007.....................................................            387,000            2,439,000
         2008.....................................................            110,000            1,221,000
         2009.....................................................             41,000            1,010,000
         Thereafter...............................................              2,000            1,715,000
                                                                       --------------       --------------
         Total minimum lease payments.............................          1,652,000       $   14,490,000
                                                                                            ==============
         Less amounts representing interest.......................            162,000
                                                                       --------------
         Present value of net minimum lease payments..............     $    1,490,000
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

     The Company measures segment profit as operating income. Segment operating results are reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. General corporate includes compensation and benefits paid to corporate officers and employees, certain insurance, legal, tax, financial reporting and other administrative costs, including costs of maintaining a public company, which are not related to specific business segments.

     Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments.

                                                                         Year Ended December 31,
                                                        ---------------------------------------------------
                                                             2004                2003            2002
                                                        ---------------    --------------    --------------
       Business segment revenues:
         Technical services..........................   $   118,415,000    $  101,018,000    $   90,747,000
         Information technology services.............        27,272,000        34,702,000        40,689,000
                                                        ---------------    --------------    --------------
                                                        $   145,687,000    $  135,720,000    $  131,436,000
                                                        ===============    ==============    ==============
       Technical services segment revenues:
         Under pressure services.....................   $    50,308,000    $   41,875,000    $   41,192,000
         Turnaround services.........................        56,212,000        48,768,000        41,949,000
         Other services..............................        11,895,000        10,375,000         7,606,000
                                                        ---------------    --------------    --------------
                                                        $   118,415,000    $  101,018,000    $   90,747,000
                                                        ===============    ==============    ==============

       Business segment profit (loss):
         Technical services .........................   $     7,879,000    $    6,337,000    $    3,580,000
         Information technology services.............           342,000        (6,518,000)       (3,796,000)
         General corporate...........................        (3,262,000)       (3,186,000)       (3,991,000)
                                                        ---------------    --------------    --------------
           Operating income (loss)...................         4,959,000        (3,367,000)       (4,207,000)
         Interest income.............................           174,000           260,000           460,000
         Interest expense............................          (989,000)       (1,273,000)       (1,764,000)
                                                        ---------------    --------------    --------------
         Income (loss) before income taxes and
           cumulative effect of change in accounting
           principle.................................   $     4,144,000    $   (4,380,000)   $   (5,511,000)
                                                        ===============    ==============    ==============

       Business segment assets:
         Depreciation and amortization:
           Technical services........................   $     2,582,000    $    2,609,000    $    2,540,000
           Information technology services...........           970,000         3,251,000         1,125,000
                                                        ---------------    --------------    --------------
                                                        $     3,552,000    $    5,860,000    $   3,665,0000
                                                        ===============    ==============    ==============
         Capital expenditures:
           Technical services........................   $     2,927,000    $    1,897,000    $    2,912,000
           Information technology services...........         1,606,000         1,309,000         2,592,000
           General corporate.........................              -              105,000               -
                                                        ---------------    --------------    --------------
                                                        $     4,533,000    $    3,311,000    $    5,504,000
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2004               2003             2002
                                                        ---------------    --------------    --------------
         Total assets:
           Technical services........................   $    69,962,000    $   66,117,000    $   63,319,000
           Information technology services...........        16,720,000        14,902,000        26,956,000
           General corporate.........................        25,238,000        23,771,000        37,372,000
                                                        ---------------    --------------    --------------
                                                        $   111,920,000    $  104,790,000    $  127,647,000
                                                        ===============    ==============    ==============


     The following geographical area data includes revenues and operating income
(loss) based on location of the operating segment and net property and equipment based on physical location:

                                                                        Year Ended December 31,
                                                        ---------------------------------------------------
                                                              2004               2003             2002
                                                        ---------------    --------------    --------------
       Geographical area revenues:
         United States...............................   $    55,041,000    $   57,987,000    $   66,888,000
         Europe......................................        73,069,000        62,995,000        53,187,000
         Asia-Pacific................................        17,577,000        14,738,000        11,361,000
                                                        ---------------    --------------    --------------
                                                        $   145,687,000    $  135,720,000    $  131,436,000
                                                        ===============    ==============    ==============

       Geographical area operating income (loss):
         United States...............................   $    (5,673,000)   $  (13,270,000)   $  (11,204,000)
         Europe......................................         8,152,000         7,756,000         5,990,000
         Asia-Pacific................................         2,480,000         2,147,000         1,007,000
                                                        ---------------    --------------    --------------
                                                        $     4,959,000    $   (3,367,000)   $   (4,207,000)
                                                        ===============    ==============    ==============

                                                                             December 31,
                                                        ---------------------------------------------------
                                                              2004               2003             2002
                                                        ---------------    --------------    --------------
       Geographical area property and equipment, net:
         United States...............................   $     5,145,000    $    5,128,000    $    7,269,000
         Europe......................................         6,930,000         5,874,000         5,652,000
         Asia-Pacific................................         1,563,000         1,271,000         1,034,000
                                                        ---------------    --------------    --------------
                                                        $    13,638,000    $   12,273,000    $   13,955,000
                                                        ===============    ==============    ==============


     Included in the Europe geographic region for the years ended December 31, 2004, 2003 and 2002 is United Kingdom revenues of $45.4 million, $37.8 million and $31.9 million, respectively, and United Kingdom operating income of $5.9 million, $4.6 million and $4.1 million, respectively. At December 31, 2004, 2003 and 2002, United Kingdom property plant and equipment, net was $4.7 million, $4.4 million and $4.2 million, respectively.


10.  ACCRUED EXPENSES

     Accrued expenses are comprised of the following components:

                                                                                    December 31,
                                                                          ---------------------------------
                                                                                2004              2003
                                                                          --------------     --------------
       Accrued compensation and benefits.............................     $   11,016,000     $    9,664,000
       Accrued equipment cost of sales...............................          3,841,000               -
       Accrued taxes other than income...............................            913,000            703,000
       Accrued interest..............................................            200,000            202,000
       Other.........................................................          7,446,000          7,686,000
                                                                          --------------     --------------
                                                                          $   23,416,000     $   18,255,000
                                                                          ==============     ==============


11.  FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK

     The estimated fair value of cash equivalents, accounts receivable and accounts payable approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt (excluding capital leases) as of December 31, 2004 and 2003 was approximately $18 million and $22 million as compared to the carrying value of $18 million and $21 million, respectively. These fair values were estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The Company has not determined the fair value of its capital leases as it is not practicable. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.

     The technical services segment provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities. The information technology services segment provides services and related products to the U. S. Government and commercial sectors. The Company does not believe that it has a significant concentration of credit risk at December 31, 2004, as the Company's accounts receivable are generated from these distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Quarterly operating results for 2004 and 2003 are summarized as follows:


                                                                        Quarter Ended
                                            ----------------------------------------------------------------------
                                               March 31,          June 30,        September 30,      December 31,
                                            --------------    ---------------     --------------    --------------
       2004:
       Revenues..........................   $   32,164,000    $    35,656,000     $   35,764,000    $   42,103,000
                                            ==============    ===============     ==============    ==============
       Operating income..................   $      390,000    $     1,617,000     $    1,261,000    $    1,691,000
                                            ==============    ===============     ==============    ==============
       Net income........................   $      110,000    $       869,000     $      205,000    $    1,212,000
                                            ==============    ===============     ==============    ==============
       Earnings per common share -
         basic and diluted...............   $        -        $          0.03     $         0.01    $         0.04
                                            ==============    ===============     ==============    ==============
       2003:
       Revenues..........................   $   32,224,000    $    33,233,000     $   37,742,000    $   32,521,000
                                            ==============    ===============     ==============    ==============
       Operating income (loss)...........   $      226,000    $       689,000     $      238,000    $   (4,520,000)
                                            ==============    ===============     ==============    ==============
       Net income (loss).................   $      143,000    $       420,000     $      367,000    $  (14,035,000)(a)
                                            ==============    ===============     ==============    ==============
       Earnings (loss) per common share -
         basic and diluted...............   $         -       $          0.01     $         0.01    $        (0.44)
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

                                                                      Schedule I

                       XANSER CORPORATION (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME



                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   2004               2003                2002
                                                              -------------       -------------      --------------
General and administrative expenses.....................      $  (3,262,000)      $  (3,186,000)     $   (3,991,000)
Interest expense........................................           (477,000)           (693,000)           (991,000)
Interest and other income...............................             69,000             159,000             360,000
Equity in income (loss) of subsidiaries.................          6,066,000          (1,426,000)         (1,969,000)
                                                              -------------       -------------      --------------
Income (loss) before income taxes and cumulative effect
   of change in accounting principle....................          2,396,000          (5,146,000)         (6,591,000)
Income tax benefit (expense)............................               -             (7,959,000)          4,349,000
                                                              -------------       -------------      --------------

Income (loss) before cumulative effect of change in
   accounting principle.................................          2,396,000         (13,105,000)         (2,242,000)

Cumulative effect of change in accounting principle -
   adoption of new accounting standard for
   goodwill, net of income taxes........................               -                  -             (45,269,000)
                                                              -------------       -------------      --------------
Net income (loss).......................................      $   2,396,000       $ (13,105,000)     $  (47,511,000)
                                                              =============       =============      ==============

Earnings (loss) per common share - basic and diluted:
    Before cumulative effect of change in
      accounting principle..............................      $        0.07       $        (0.41)    $       (0.07)
    Cumulative effect of change in accounting
      principle.........................................                 -                 -                 (1.38)
                                                              -------------       -------------      -------------
                                                              $        0.07       $        (0.41)    $       (1.45)
                                                              =============       ==============     =============


                                                                      Schedule I
                                                                     (Continued)

                       XANSER CORPORATION (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS



                                                                                          December 31,
                                                                             --------------------------------------
                                                                                  2004                   2003
                                                                             ---------------        ---------------

                                     ASSETS
Current assets:
   Cash and cash equivalents............................................     $    15,060,000        $    13,109,000
   Receivable from businesses distributed to common stockholders........           6,699,000              7,564,000
   Prepaid expenses and other...........................................              63,000                961,000
                                                                             ---------------        ---------------
     Total current assets...............................................          21,822,000             21,634,000
                                                                             ---------------        ---------------
Property and equipment..................................................           3,905,000              3,953,000
Less accumulated depreciation and amortization..........................           3,848,000              3,848,000
                                                                             ---------------        ---------------
     Net property and equipment.........................................              57,000                105,000
                                                                             ---------------        ---------------
Investments in, advances to and notes receivable
  from subsidiaries.....................................................          47,482,000             43,891,000
                                                                             ---------------        ---------------
                                                                             $    69,361,000        $    65,630,000
                                                                             ===============        ===============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses................................     $     6,904,000        $     7,004,000
                                                                             ---------------        ---------------
     Total current liabilities..........................................           6,904,000              7,004,000
                                                                             ---------------        ---------------
Long-term debt, less current portion....................................           5,000,000              5,000,000

Other liabilities.......................................................           1,567,000              1,174,000

Stockholders' equity:
   Common stock, without par value......................................           4,335,000              4,333,000
   Additional paid-in capital...........................................         126,550,000            126,561,000
   Treasury stock, at cost..............................................         (26,180,000)           (26,267,000)
   Retained earnings (accumulated deficit)..............................         (46,299,000)           (48,695,000)
   Accumulated comprehensive income (loss)..............................          (2,516,000)            (3,480,000)
                                                                             ---------------        ---------------
       Total stockholders' equity.......................................          55,890,000             52,452,000
                                                                             ---------------        ---------------
                                                                             $    69,361,000        $    65,630,000
                                                                             ===============        ===============


                                                                      Schedule I
                                                                     (Continued)

                       XANSER CORPORATION (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Year Ended December 31,
                                                       -----------------------------------------------------------
                                                              2004                2003                 2002
                                                       -----------------    ----------------    ------------------
Operating activities:
   Net income (loss).................................  $       2,396,000    $    (13,105,000)   $      (47,511,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Equity in income of subsidiaries, net of
         dividends...................................         (2,627,000)          1,554,000              (155,000)
       Deferred income taxes.........................              -               9,393,000               181,000
       Cumulative effect of change in accounting
         principle...................................              -                   -                45,269,000
       Other, net....................................            393,000             477,000               648,000
       Changes in current assets and liabilities:
         Prepaid expenses and other current assets...            898,000            (400,000)            2,246,000
         Accounts payable and accrued expenses ......           (100,000)             84,000            (4,672,000)
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in) operating
           activities................................            960,000          (1,997,000)           (3,994,000)
                                                       -----------------    ----------------    ------------------
Investing activities:
   Capital expenditures..............................              -                (105,000)                -
   Change in other assets, net.......................             48,000           2,852,000             1,883,000
                                                       -----------------    ----------------    ------------------
         Net cash provided by investing activities...             48,000           2,747,000             1,883,000
                                                       -----------------    ----------------    ------------------
Financing activities:
   Payments on debt..................................              -             (4,930,000)           (11,466,000)
   Common stock issued and other.....................             78,000               9,000               450,000
   Purchase of treasury stock........................              -                   -                (3,286,000)
   Increase (decrease) in receivable from businesses
     distributed to common stockholders..............            865,000            (152,000)           10,492,000
                                                       -----------------    ----------------    ------------------
         Net cash provided by (used in)
           financing activities......................            943,000          (5,073,000)           (3,810,000)
                                                       -----------------    ----------------    ------------------
Increase (decrease) in cash and cash equivalents.....          1,951,000          (4,323,000)           (5,921,000)
Cash and cash equivalents at beginning of year.......         13,109,000          17,432,000            23,353,000
                                                       -----------------    ----------------    ------------------
Cash and cash equivalents at end of year.............  $      15,060,000    $     13,109,000    $       17,432,000
                                                       =================    ================    ==================


                                                                     Schedule II

                               XANSER CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                   Additions
                                                          -----------------------------
                                         Balance at        Charged to      Charged to                         Balance at
                                        Beginning of        Costs and        Other                             End of
          Descriptions                     Period           Expenses        Accounts         Deductions        Period
------------------------------------   -------------      -----------     -------------     ------------     -----------
ALLOWANCE DEDUCTED FROM
  ASSETS TO WHICH THEY APPLY

Year Ended December 31, 2004:
   For doubtful receivables
     classified as current assets...   $       1,183      $       285     $          17(a)  $       (818)(b) $       667
                                       =============      ===========     =============     ============     ===========

   For deferred tax asset valuation
     allowance classified as
     non-current assets.............   $      16,246     $        589     $     -           $      -         $    16,835
                                       =============     ============     =============     ============     ===========

Year Ended December 31, 2003:
   For doubtful receivables
     classified as current assets...   $       1,500     $        979     $          43(a)  $     (1,339)(b) $     1,183
                                       =============     ============     =============     ============     ===========
   For deferred tax asset valuation
     allowance classified as
     non-current assets.............   $       4,134     $     12,112     $     -           $      -         $    16,246
                                       =============     ============     =============     ============     ===========

Year Ended December 31, 2002:
   For doubtful receivables
     classified as current assets...   $       1,034     $        719     $          33(a)  $       (286)(b) $     1,500
                                       =============     ============     =============     ============     ===========

   For deferred tax asset valuation
     allowance classified as
     non-current assets.............   $       4,134     $       -        $     -           $      -         $     4,134
                                       =============     ============     =============     ============     ===========


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



                               XANSER CORPORATION

                               By:              //s//  JOHN R. BARNES
                                  ----------------------------------------------
                                  President and Chief Executive Officer
                                  Date:    March 30, 2005

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Xanser Corporation and in the capacities and on the date indicated.

            Signature                                                 Title                              Date


Principal Executive Officer


        //s//  JOHN R. BARNES                              President, Chief Executive              March 30, 2005
----------------------------------------                   Officer and Director

Principal Accounting Officer


       //s// MICHAEL R. BAKKE                              Controller                              March 30, 2005
----------------------------------------



Directors

          //s// SANGWOO AHN                                Director                                March 30, 2005
----------------------------------------



      //s// FRANK M. BURKE, JR.                            Director                                March 30, 2005
----------------------------------------



        //s//  CHARLES R. COX                              Director                                March 30, 2005
----------------------------------------



         //s//  HANS KESSLER                               Director                                March 30, 2005
----------------------------------------



       //s//  JAMES R. WHATLEY                             Director                                March 30, 2005
----------------------------------------



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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report, based on such evaluation; and

     d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 30, 2005




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

     b)   [intentionally omitted pursuant to SEC Release No. 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report, based on such evaluation; and

     d) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 30, 2005



                                         //s//  HOWARD C. WADSWORTH
                                       -----------------------------------------
                                       Howard C. Wadsworth
                                       Vice President, Treasurer and Secretary
                                       (Chief Financial Officer)

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    March 30, 2005



                                           //s//   JOHN R. BARNES
                                        ----------------------------------------
                                        John R. Barnes
                                        President and Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-K. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    March 30, 2005



                                            //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)

                                                                    Exhibit 23.1




            Consent of Independent Registered Public Accounting Firm



We have issued our report dated March 21, 2005, accompanying the consolidated financial statements included in the Annual Report of Xanser Corporation on Form 10-K for the year ended December 31, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statements on Form S-8 (File No. 333-101996, 333-87446, 333-83970, 333-83968, 333-68558, 333-34496,
333-60195,  333-22109,  333-14071,  333-14069,  333-14067, 333-08727, 333-08725,
333-08723, 33-58981, 33-54027 and 33-41295).


GRANT THORNTON LLP


Dallas, Texas
March 21, 2005

                                                                    Exhibit 23.2







            Consent of Independent Registered Public Accounting Firm




The Board of Directors
Xanser Corporation:

We consent to the  incorporation  by  reference in the  registration  statements numbers  333-101996,  333-87446,  333-83970,  333-83968,  333-68558,  333-34496,
333-60195,  333-22109,  333-14071,  333-14069,  333-14067, 333-08727, 333-08725,
333-08723,  33-58981, 33-54027 and 33-41295 on Form S-8 of Xanser Corporation of
our report dated  February 25, 2004,  with respect to the  consolidated  balance sheets of Xanser Corporation as of December 31, 2003 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2003, and all related financial statement schedules, which report appears in the December 31, 2004, annual report on Form 10-K of Xanser Corporation. Our report refers to a change in accounting for goodwill in 2002.


                                            KPMG LLP


Dallas, Texas
March 28, 2005