Form 10-Q
period 2005-03-31
XANSER CORP
filed 2005-05-13
CIK 54441

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

                  For the Quarterly Period Ended March 31, 2005

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

          Yes      X                                No
              -----------                              -----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).


          Yes                                       No      X
              -----------                              -----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                              Outstanding at April 29, 2005
---------------------                              -----------------------------
     No par value                                        31,739,852 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED MARCH 31, 2005
--------------------------------------------------------------------------------

                                                                                                         Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income - Three Months
                      Ended March 31, 2005 and 2004                                                          1

                  Condensed Consolidated Balance Sheets - March 31, 2005
                      and December 31, 2004                                                                  2

                  Condensed Consolidated Statements of Cash Flows - Three
                      Months Ended March 31, 2005 and 2004                                                   3

                  Notes to Condensed Consolidated Financial Statements                                       4

Item 2.           Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                   10

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                 18

Item 4.           Controls and Procedures                                                                   18


                           Part II.  Other Information

Item 6.           Exhibits                                                                                  19


XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           2005           2004
                                                                                       ------------   -------------
Revenues:
    Services                                                                           $     34,391   $      31,841
    Products                                                                                    780             323
                                                                                       ------------   -------------
        Total revenues                                                                       35,171          32,164
                                                                                       ------------   -------------
Costs and expenses:
    Operating costs                                                                          34,794          29,962
    Cost of products sold                                                                       572             181
    Depreciation and amortization                                                               978             879
    General and administrative                                                                  791             752
                                                                                       ------------   -------------
        Total costs and expenses                                                             37,135          31,774
                                                                                       ------------   -------------
Operating income (loss)                                                                      (1,964)            390
Interest income                                                                                  96              34
Interest expense                                                                               (282)           (239)
                                                                                       ------------   -------------
Income (loss) before income taxes                                                            (2,150)            185
Income tax expense                                                                             (155)            (75)
                                                                                       ------------   -------------

Net income (loss)                                                                      $     (2,305)  $         110
                                                                                       ============   =============
Earnings (loss) per common share - Basic and diluted                                   $      (0.07)  $       -
                                                                                       ============   =============



            See notes to condensed consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                              March 31,             December 31,
                                                                                2005                    2004
                                                                          ---------------        ------------------
                                                                            (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       17,173          $      21,598
    Accounts receivable, trade                                                     35,434                 35,470
    Receivable from businesses distributed to common
        stockholders                                                                6,617                  6,699
    Inventories                                                                    11,084                  9,131
    Prepaid expenses and other                                                      4,511                  5,283
                                                                           --------------          -------------
        Total current assets                                                       74,819                 78,181
                                                                           --------------          -------------
Property and equipment                                                             45,895                 46,571
Less accumulated depreciation and amortization                                     32,134                 32,933
                                                                           --------------          -------------
    Net property and equipment                                                     13,761                 13,638
                                                                           --------------          -------------
Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                              6,190                  6,299
                                                                           --------------          -------------
                                                                           $      108,572          $     111,920
                                                                           ==============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          501          $         524
    Accounts payable                                                                5,611                  5,416
    Accrued expenses                                                               22,711                 23,416
    Accrued income taxes                                                            7,566                  7,609
                                                                           --------------          -------------
        Total current liabilities                                                  36,389                 36,965
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             12,245                 12,250
    Information technology services                                                   248                    248
    Parent company                                                                  5,000                  5,000
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 17,493                 17,498
                                                                           --------------          -------------
Other liabilities                                                                   1,023                  1,567

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,341                  4,335
    Additional paid-in capital                                                    127,065                126,550
    Treasury stock, at cost                                                       (25,914)               (26,180)
    Retained earnings (accumulated deficit)                                       (48,604)               (46,299)
    Accumulated other comprehensive income (loss)                                  (3,221)                (2,516)
                                                                           --------------          -------------
        Total stockholders' equity                                                 53,667                 55,890
                                                                           --------------          -------------
                                                                           $      108,572          $     111,920
                                                                           ==============          =============



            See notes to condensed consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                       ----------------------------
                                                                                           2005           2004
                                                                                       ------------   -------------
Operating activities:
    Net income (loss)                                                                  $     (2,305)  $         110
    Adjustments to reconcile net income (loss)
        to net cash provided by (used in) operating activities:
           Depreciation and amortization                                                        978             879
           Deferred income taxes                                                                 (2)           (788)
           Other                                                                                 71               7
           Changes in working capital components                                             (1,640)          1,846
                                                                                       ------------   -------------
               Net cash provided by (used in) operating activities                           (2,898)          2,054
                                                                                       ------------   -------------
Investing activities:
    Capital expenditures                                                                     (1,327)           (977)
    Other, net                                                                                 (160)           (228)
                                                                                       ------------   -------------
           Net cash used in investing activities                                             (1,487)         (1,205)
                                                                                       ------------   -------------
Financing activities:
    Issuance of debt                                                                            115             183
    Payments on debt                                                                           (217)         (1,077)
    Common stock issued                                                                         114              44
    Increase (decrease) in receivable from businesses
        distributed to common stockholders                                                       82             (31)
                                                                                       ------------   -------------
           Net cash provided by (used) in financing activities                                   94            (881)
                                                                                       ------------   -------------

Effect of exchange rate changes on cash                                                        (134)            (87)
                                                                                       ------------   -------------
Decrease in cash and cash equivalents                                                        (4,425)           (119)
Cash and cash equivalents at beginning of period                                             21,598          21,240
                                                                                       ------------   -------------
Cash and cash equivalents at end of period                                             $     17,173   $      21,121
                                                                                       ============   =============
Supplemental cash flow information:
    Cash paid for interest                                                             $        499   $         339
                                                                                       ============   =============
    Cash paid for income taxes                                                         $        222   $       1,069
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


            See notes to condensed consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation (the "Company") and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2005, and the consolidated results of income and cash flows for the periods ended March 31, 2005 and 2004. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. At March 31, 2005, $6.5 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

     In December of 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

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

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005                2004
                                                                                -------------      -------------
                                                                                     (in thousands - except
                                                                                        per share amounts)
      Reported net income (loss)                                                $      (2,305)     $         110

      Stock-based employee compensation expense determined
        under the fair value based method                                                 (34)               (15)
                                                                                -------------      -------------
      Pro forma net income (loss)                                               $      (2,339)     $          95
                                                                                =============      =============
      Earnings (loss) per share:
        Basic and diluted - as reported                                         $       (0.07)     $        -
                                                                                =============      =============
        Basic and diluted - pro forma                                           $       (0.07)     $        -
                                                                                =============      =============


2.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005                2004
                                                                                -------------      -------------
                                                                                         (in thousands)
     Net income (loss)                                                          $      (2,305)     $          110
     Other comprehensive income (loss) - foreign
        currency translation adjustment                                                  (705)               (338)
                                                                                -------------      --------------
     Comprehensive income (loss)                                                $      (3,010)     $         (228)
                                                                                =============      ==============


     At March 31, 2005 and December 31, 2004, accumulated other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of ($2.2) million and ($2.9) million, respectively, and minimum pension liability adjustments for subsidiaries of $5.4 million and $5.4 million, respectively.

3.   EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except for per share amounts):

                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per Share
                                                               Income (Loss)         Shares             Amount
                                                             ---------------     ---------------   ----------------
       Three Months Ended March 31, 2005
       ---------------------------------
           Basic earnings (loss) per share -
              Net income (loss)                              $        (2,305)             32,358   $          (0.07)
                                                                                                   ================
           Effect of dilutive securities                                 -                  -
                                                             ---------------     ---------------
           Diluted earnings (loss) per share -
              Net income (loss)                              $        (2,305)             32,358   $          (0.07)
                                                             ================    ===============   ================



                                                                                    Weighted
                                                                                     Average
                                                                    Net              Common            Per Share
                                                               Income (Loss)         Shares              Amount
                                                             ---------------     ---------------   ----------------
       Three Months Ended March 31, 2004
       ---------------------------------
           Basic earnings (loss) per share -
              Net income (loss)                              $           110              32,008   $          -
                                                                                                   ================
           Effect of dilutive securities                                 -                 1,056
                                                             ---------------     ---------------
           Diluted earnings (loss) per share -
              Net income (loss)                              $           110              33,064   $          -
                                                             ===============     ===============   ================


     As a result of the net loss for the three months ended March 31, 2005, 3,242,300 stock options at a weighted net average price of $1.88 were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Options to purchase 216,200 shares of common stock at a weighted average price of $2.70, were outstanding for the three month periods ended March 31, 2004, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock. The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for both three month periods ended March 31, 2005 and 2004, because the conversion price was greater than the market price.

4.   RETIREMENT PLAN

     One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). Net pension cost for the U.K. Plan included the following components:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005                2004
                                                                                -------------      -------------
                                                                                         (in thousands)
       Net periodic pension cost:
           Service cost                                                         $         126      $         116
           Interest cost                                                                  942                861
           Expected return on plan assets                                              (1,020)              (892)
           Amortization of prior service cost                                             (29)               (28)
           Recognized net loss                                                            140                183
                                                                                -------------      -------------
       Net periodic pension cost                                                $         159      $         240
                                                                                =============      =============

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

     Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments. Business segment data is as follows:

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005                2004
                                                                                -------------      -------------
                                                                                         (in thousands)
     Business segment revenues:
        Technical services                                                      $      30,659      $       26,982
        Information technology services                                                 4,512               5,182
                                                                                -------------      --------------
                                                                                $      35,171      $       32,164
                                                                                =============      ==============
     Technical services segment revenues:
        Underpressure services                                                  $      12,942      $       11,485
        Turnaround services                                                            12,621              12,874
        Other services                                                                  5,096               2,623
                                                                                -------------      --------------
                                                                                $      30,659      $       26,982
                                                                                =============      ==============
     Business segment profit (loss):
        Technical services                                                      $       1,531      $        1,140
        Information technology services                                                (2,704)                  2
        General corporate                                                                (791)               (752)
                                                                                -------------      --------------
            Operating income (loss)                                                    (1,964)                390
        Interest income                                                                    96                  34
        Interest expense                                                                 (282)               (239)
                                                                                -------------      --------------
        Income (loss) before income taxes                                       $      (2,150)     $          185
                                                                                =============      ==============


                                                                                  March 31,          December 31,
                                                                                    2005                2004
                                                                                -------------      --------------
                                                                                          (in thousands)
     Total assets:
        Technical services                                                      $      69,135      $      69,962
        Information technology services                                                16,718             16,720
        General corporate                                                              22,719             25,238
                                                                                -------------      -------------
                                                                                $     108,572      $     111,920
                                                                                =============      =============


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

     Overview

     The Company conducts its principal businesses in two industry segments, technical services and information technology services.

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

     Consolidated Results of Operations

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005                2004
                                                                                -------------      -------------
                                                                                      (in thousands - except
                                                                                         per share amounts)
     Revenues                                                                   $      35,171      $      32,164
                                                                                =============      =============
     Operating income (loss)                                                    $      (1,964)     $         390
                                                                                =============      =============
     Net income (loss)                                                          $      (2,305)     $         110
                                                                                =============      =============
     Earnings (loss) per common share - basic and diluted                       $       (0.07)     $         -
                                                                                =============      =============
     Capital expenditures                                                       $       1,327      $         977
                                                                                =============      =============


     For the three months ended March 31, 2005, consolidated revenues increased by $3.0 million, or 9%, when compared to the same 2004 period, due to a $3.7 million increase in revenues from the technical services business (see "Technical Services" below), partially offset by a $0.7 million decrease in revenues from the information technology services business (see "Information Technology Services" below). Consolidated operating income for the three months ended March 31, 2005 decreased by $2.4 million, when compared to the first quarter of 2004, due to a $2.7 million decrease in operating income from the information technology services business, which is partially offset by a $0.4 million increase in operating income from the technical services business. First quarter 2005 net income decreased by $2.4 million, compared to the same 2004 period, primarily due to the overall decrease in operating income.

     Technical Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005                2004
                                                                                -------------      -------------
                                                                                          (in thousands)
     Revenues:
        United States                                                           $       7,108      $        7,207
        Europe                                                                         18,355              15,890
        Asia-Pacific                                                                    5,196               3,885
                                                                                -------------      --------------
            Total Revenues                                                      $      30,659      $       26,982
                                                                                =============      ==============
     Operating income (loss):
        United States                                                           $         (63)     $          107
        Europe                                                                          1,634               1,027
        Asia-Pacific                                                                      740                 524
        Headquarters                                                                     (780)               (518)
                                                                                -------------      --------------
               Total operating income                                           $       1,531      $        1,140
                                                                                =============      ==============
     Capital expenditures                                                       $         781      $          847
                                                                                =============      ==============


     For the three months ended March 31, 2005, revenues for the technical services business increased by $3.7 million, or 14%, when compared to the same 2004 period. In the United States, revenues decreased by $0.1 million, or 1%, when compared to the first quarter of 2004, as increases in underpressure services were more than offset by decreases in turnaround services. In Europe, revenues increased by $2.5 million, or 16%, when compared to the first quarter of 2004, due to increases in underpressure and product sales, partially offset by decreases in turnaround services. In Asia-Pacific, revenues increased by $1.3 million, or 34%, when compared to the first quarter of 2004, due to increases in underpressure, turnaround and other process plant services. The impact of foreign currency exchange rates on first quarter 2005 revenues was not significant.

     For the three months ended March 31, 2005, technical services operating income increased by $0.4 million, or 34%, when compared to the same 2004 period. In the United States, operating income decreased by $0.2 million, when compared to the same period in 2004, due primarily to abnormally high operating expenses. In Europe operating income increased by $0.6 million, or 59%, when compared to the same 2004 period, due to overall higher revenues and higher operating margins. In Asia-Pacific operating income increased by $0.2 million, or 41%, when compared to the same 2004 period, due also to higher revenues and operating margins. The impact of foreign currency exchange rates on first quarter 2005 operating income was not significant.

     Information Technology Services

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                --------------------------------
                                                                                     2005                2004
                                                                                -------------      -------------
                                                                                          (in thousands)
     Revenues                                                                   $       4,512      $       5,182
                                                                                =============      =============
     Operating income (loss)                                                    $      (2,704)     $           2
                                                                                =============      =============
     Capital expenditures                                                       $         546      $         130
                                                                                =============      =============


     For the three month period ended March 31, 2005, information technology services revenues decreased by $0.7 million, or 13%, when compared to the three months ended March 31, 2004, due primarily to decreases in financial and insurance services revenues, partially offset by increases in government solutions services revenues.

     For the three month period ended March 31, 2005, information technology services operating income decreased by $2.7 million, when compared to the three months ended March 31, 2004, due to overall lower service revenue levels, combined with substantially higher operating and general and administrative costs resulting from a focus on lower margin equipment sales with little services work. Revenue efforts have been refocused on higher margin services offerings.

     Income Taxes

     The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". As a result, all domestic federal and state income taxes recorded for the three month periods ended March 31, 2005 and 2004 are fully offset by a corresponding change in valuation allowance.

     Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.

     Liquidity and Capital Resources

     Cash provided by (used in) operating activities was $(2.9) million and $2.1 million for the three months ended March 31, 2005 and 2004, respectively. The first quarter 2005 decrease, when compared to the same 2004 period, was due primarily to decreases in information technology services revenues and operating income, in addition to normal changes in technical services working capital resulting from the timing of cash receipts and disbursements. During the three months ended March 31, 2005, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Capital expenditures were $1.3 million and $1.0 million for the three month periods ended March 31, 2005 and 2004, respectively. Consolidated capital expenditures for the year 2005 have been budgeted at $3 million to $5 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company's control, including demand for services in the technical services and information services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2005 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.

     At March 31, 2005, $11.5 million was outstanding under a $25 million amended and restated bank loan agreement that provides working capital for the technical services segment and is without recourse to the Parent Company. Borrowings under the loan agreement bear interest at the option of the borrower at variable rates (3.95% at March 31, 2005), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the loan agreement, and cash flow to fixed charges and capital expenditures. At March 31, 2005, the Company was in compliance with all covenants. The loan agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The  Parent   Company's  8.75%   subordinated   debentures   ($5.0  million
     outstanding at March 31, 2005) are convertible into shares of the Company's common stock at the conversion price of $5.26 per share.

     The following schedule sets forth, by period, the Company's debt repayment obligations and material contractual commitments at December 31, 2004. There were no material changes to the Company's schedule of debt repayment obligations and material contractual commitments from December 31, 2004 to March 31, 2005.

                                                          Less than                                        After
                                              Total        1 year        1-3 years       4-5 years        5 years
                                           ----------     ---------      ----------     ----------      -----------
                                                                      (in thousands)
     Debt:
        Technical services credit
           facility                        $   11,532     $     -        $      -       $   11,532      $     -
        Parent company convertible
           subordinated debentures              5,000           -               -            5,000            -
                                           ----------     ---------      ----------     ----------      ----------
                                               16,532           -               -           16,532            -
        Capital leases                          1,490           524             822            142               2
                                           ----------     ---------      ----------     ----------      ----------
           Debt subtotal                       18,022           524             822         16,674               2
                                           ----------     ---------      ----------     ----------      ----------
        Interest on debt                        3,521           982           1,857            682            -
                                           ----------     ---------      ----------     ----------      ----------
           Debt and interest total             21,543         1,506           2,679         17,356               2
                                           ----------     ---------      ----------     ----------      ----------
     Other contractual commitments:
        Pension plan contributions              9,400           940           1,880          1,880           4,700
        Operating leases                       14,490         4,289           6,255          2,231           1,715
                                           ----------     ---------      ----------     ----------      ----------
           Total                           $   45,433     $   6,735      $   10,814     $   21,467      $    6,417
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

     Off-Balance Sheet Transactions

     The Company was not a party to any off-balance sheet transactions at March 31, 2005, or for the three month periods ended March 31, 2005 and 2004.

     Critical Accounting Policies and Estimates

     The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     The technical services segment's revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three month periods ended March 31, 2005 and 2004.

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

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, which eliminated the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of March 31, 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2004, no impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur (up to the current goodwill carrying value of $13.8 million), which could have a material effect on the results of operations of the Company.

     At March 31, 2005, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards available as of December 31, 2004 expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; $10.9 million in 2023; and, $1.2 million in 2024. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company's federal and state net deferred tax assets. The utilization of net operating loss carryforwards and alternative minimum tax credit carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operating of the Company.

     Recent Accounting Pronouncement

     In December of 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

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

The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $11.5 million at March 31, 2005, a one percent increase in interest rates would increase annual interest expense by approximately $0.1 million.

A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Technical Services". Based on annual 2004 foreign currency-based revenues and operating income of $90.6 million and $10.6 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $0.9 million and $0.1 million, respectively.


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating as of March 31, 2005, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the first quarter of 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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

          3.8 By-laws of the Registrant, as amended and restated March 10, 2005, filed as exhibit 3.8 to Registrant's Form 10-K for the year ended December 31, 2004, which exhibit is hereby incorporated by reference. 4.1 Certificate of Designation related to the Registrant's Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant's Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2005.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 12, 2005.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 12, 2005.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 12, 2005.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     XANSER CORPORATION
                                     (Registrant)


Date:  May 12, 2005                     //s//  HOWARD C. WADSWORTH
                                    --------------------------------------------
                                    Howard C. Wadsworth
                                    Vice President, Treasurer and Secretary
                                    (Principal Financial Officer and
                                    Duly Authorized Officer)

                                                                    Exhibit 31.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002



I, John R. Barnes, Chief Executive Officer of Xanser Corporation, certify that:

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



Date: May 12, 2005



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



I, Howard C. Wadsworth, Chief Financial Officer of Xanser Corporation, certify that:

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


Date: May 12, 2005



                                      //s// HOWARD C. WADSWORTH
                                   ---------------------------------------------
                                   Howard C. Wadsworth
                                   Vice President, Treasurer and Secretary
                                   (Chief Financial Officer)

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 12, 2005



                                            //s//  JOHN R. BARNES
                                         ---------------------------------------
                                         John R. Barnes
                                         President and Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    May 12, 2005



                                       //s// HOWARD C. WADSWORTH
                                     -------------------------------------------
                                     Howard C. Wadsworth
                                     Vice President, Treasurer and Secretary
                                     (Chief Financial Officer)