Form 10-Q
period 2005-06-30
XANSER CORP
filed 2005-08-15
CIK 54441

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

             Yes      X                           No
                 ----------                          ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

             Yes                                  No      X
                 ----------                          ------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                              Outstanding at August 5, 2005
---------------------                              -----------------------------
     No par value                                        34,112,203 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED JUNE 30, 2005
--------------------------------------------------------------------------------

                                                                                                          Page No.
                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income - Three and
                    Six Months Ended June 30, 2005 and 2004                                                    1

                  Condensed Consolidated Balance Sheets - June 30, 2005
                    and December 31, 2004                                                                      2

                  Condensed Consolidated Statements of Cash Flows - Six
                    Months Ended June 30, 2005 and 2004                                                        3

                  Notes to Condensed Consolidated Financial Statements                                         4

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                            11

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                                   20

Item 4.           Controls and Procedures                                                                     20


                           Part II. Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                                         21

Item 6.           Exhibits                                                                                    21


XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2005           2004              2005           2004
                                                     -------------   -------------    -------------  --------------
Revenues:
     Services                                        $      38,842   $      34,315    $      73,233  $       66,156
     Products                                                4,627           1,341            5,407           1,664
                                                     -------------   -------------    -------------  --------------
         Total revenues                                     43,469          35,656           78,640          67,820
                                                     -------------   -------------    -------------  --------------
Costs and expenses:
     Operating costs                                        37,221          31,612           72,015          61,574
     Cost of products sold                                   5,271             744            5,843             925
     Depreciation and amortization                             851             891            1,829           1,770
     General and administrative                                646             792            1,437           1,544
                                                     -------------   -------------    -------------  --------------
         Total costs and expenses                           43,989          34,039           81,124          65,813
                                                     -------------   -------------    -------------  --------------
Operating income (loss)                                       (520)          1,617           (2,484)          2,007

Interest income                                                178              31              274              65
Interest expense                                              (254)           (238)            (536)           (477)
                                                     -------------   -------------    -------------  --------------
Income (loss) before income taxes                             (596)          1,410           (2,746)          1,595
Income tax (expense)                                        (1,107)           (541)          (1,262)           (616)
                                                     -------------   -------------    -------------  --------------
Net income (loss)                                    $      (1,703)  $         869    $      (4,008) $          979
                                                     =============   =============    =============  ==============
Earnings (loss) per common share - Basic
   and diluted                                       $       (.05)   $         .03    $        (.12) $          .03
                                                     ============    =============    =============  ==============


            See notes to condensed consolidated financial statements.
                                        1

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------


                                                                              June 30,              December 31,
                                                                                2005                    2004
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       13,218          $      21,598
    Accounts receivable, trade                                                     42,130                 35,470
    Receivable from businesses distributed to common
        stockholders                                                                6,481                  6,699
    Inventories                                                                    11,572                  9,131
    Prepaid expenses and other                                                      3,666                  5,283
                                                                           --------------          -------------
        Total current assets                                                       77,067                 78,181
                                                                           --------------          -------------
Property and equipment                                                             42,877                 46,571
Less accumulated depreciation and amortization                                     29,111                 32,933
                                                                           --------------          -------------
    Net property and equipment                                                     13,766                 13,638
                                                                           --------------          -------------
Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                              5,618                  6,299
                                                                           --------------          -------------
                                                                           $      110,253          $     111,920
                                                                           ==============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          470          $         524
    Accounts payable                                                                8,934                  5,416
    Accrued expenses                                                               24,174                 23,416
    Accrued income taxes                                                            7,603                  7,609
                                                                           --------------          -------------
        Total current liabilities                                                  41,181                 36,965
                                                                           --------------          -------------
Long-term debt, less current portion:

    Technical services                                                             12,178                 12,250
    Information technology services                                                   248                    248
    Parent company                                                                  5,000                  5,000
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 17,426                 17,498
                                                                           --------------          -------------
Other liabilities                                                                   1,101                  1,567

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,341                  4,335
    Additional paid-in capital                                                    127,053                126,550
    Treasury stock, at cost                                                       (25,877)               (26,180)
    Retained earnings (accumulated deficit)                                       (50,307)               (46,299)
    Accumulated other comprehensive income (loss)                                  (4,665)                (2,516)
                                                                           --------------          -------------
        Total stockholders' equity                                                 50,545                 55,890
                                                                           --------------          -------------
                                                                           $      110,253          $     111,920
                                                                           ==============          =============


            See notes to condensed consolidated financial statements.
                                        2

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                  ---------------------------------
                                                                                        2005              2004
                                                                                  -------------      --------------
Operating activities:
   Net income (loss)                                                              $      (4,008)     $          979
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                                     1,829               1,770
       Deferred income taxes                                                                375                (981)
       Other                                                                                149                 118
       Changes in working capital components                                             (3,156)             (1,456)
                                                                                  -------------      --------------
         Net cash provided by (used in) operating activities                             (4,811)                430
                                                                                  -------------      --------------
Investing activities:
   Capital expenditures                                                                  (2,678)             (2,099)
   Other                                                                                   (839)                178
                                                                                  -------------      --------------
       Net cash used in investing activities                                             (3,517)             (1,921)
                                                                                  -------------      --------------
Financing activities:
   Issuance of debt                                                                         346               1,225
   Payments on debt                                                                        (472)             (1,390)
   Common stock issued and other                                                            139                  58
   Increase (decrease) in receivable from businesses
     distributed to common stockholders                                                     218                 (42)
                                                                                  -------------      --------------
       Net cash provided by (used in) financing activities                                  231                (149)
                                                                                  -------------      --------------

Effect of exchange rate changes on cash                                                    (283)               (114)
                                                                                  -------------      --------------
Decrease in cash and cash equivalents                                                    (8,380)             (1,754)
                                                                                  -------------      --------------
Cash and cash equivalents at beginning of period                                         21,598              21,240
                                                                                  -------------      --------------
Cash and cash equivalents at end of period                                        $      13,218      $       19,486
                                                                                  =============      ==============
Supplemental cash flow information:
   Cash paid for interest                                                         $         512      $          458
                                                                                  =============      ==============
   Cash paid for income taxes                                                     $       1,126      $        1,630
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



            See notes to condensed consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------


1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation ("Parent Company") and its subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at June 30, 2005, and the consolidated results of income and cash flows for the periods ended June 30, 2005 and 2004. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. At June 30, 2005, $6.5 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement. On July 1, 2005, KSL was purchased by Valero L.P., and Valero L.P. affirmatively assumed the obligations of KSL under the Distribution Agreement.

     In December of 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise's equity instruments  or  that  may  be  settled  by the  issuance  of  such  equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB Opinion 25"), and generally requires that such transactions be accounted for using a fair-value-based method. The Company is currently evaluating the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006. The impact of adoption on the Company's consolidated financial statements is still being evaluated.

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

     Effective June 3, 2005, the Company vested all outstanding options. The impact of early vesting of the options on net income was not significant.

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

                                                          Three Months Ended                Six Months Ended
                                                                  June 30,                      June 30,
                                                     -----------------------------    -----------------------------
                                                          2005            2004             2005           2004
                                                     -------------   -------------    -------------  --------------
                                                                (in thousands - except per share amounts)

     Reported net income (loss)                      $      (1,703)  $         869    $      (4,008) $          979

     Stock-based employee compensation
         expense determined under the fair
         value based method, net of income
         taxes                                                (426)            (21)            (460)            (36)
                                                     -------------   -------------    -------------  --------------
     Pro forma net income (loss)                     $      (2,129)  $         848    $      (4,468) $          943
                                                     =============   =============    =============  ==============
     Earnings (loss) per share:
        As reported - basic and diluted              $       (.05)   $         .03    $        (.12) $          .03
                                                     ============    =============    =============  ==============
        Pro forma - basic and diluted                $       (.06)   $         .03    $        (.13) $          .03
                                                     ============    =============    =============  ==============


2.   COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 is as follows:


                                                          Three Months Ended                Six Months Ended
                                                                  June 30,                      June 30,
                                                     -----------------------------    -----------------------------
                                                          2005            2004             2005           2004
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

     Net income (loss)                               $      (1,703)  $         869    $      (4,008) $          979
     Foreign currency translation
        adjustment                                          (1,444)           (157)          (2,149)           (495)
                                                     -------------   -------------    -------------  --------------

     Comprehensive income (loss)                     $      (3,147)  $         712    $      (6,157) $          484
                                                     =============   =============    =============  ==============


     At June 30, 2005 and December 31, 2004, accumulated other comprehensive loss consisted of cumulative losses from foreign currency translation adjustments of $(0.8) million and $(2.9) million, respectively, and cumulative losses from minimum pension liability adjustments for subsidiaries of $5.4 million and $5.4 million, respectively.


3.   EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except for per share amounts):


                                                                                    Weighted
                                                                                     Average
                                                                                     Common            Per-Share
                                                             Net Income (Loss)       Shares             Amount
                                                           ------------------      -------------   ----------------
     Three Months Ended June 30, 2005
     --------------------------------
         Basic earnings (loss) per share -
           Net income (loss)                                 $        (1,703)             32,430   $         (0.05)
                                                                                                   ===============
         Effect of dilutive securities                                  -                   -
                                                             ---------------     ---------------
         Diluted earnings (loss) per share -
           Net income (loss)                                 $        (1,703)             32,430   $         (0.05)
                                                             ===============     ===============   ===============
     Three Months Ended June 30, 2004
     --------------------------------
         Basic earnings per share -
           Net income                                        $           869              32,035   $            .03
                                                                                                   ================
         Effect of dilutive securities                                  -                  1,096
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $           869              33,131   $            .03
                                                             ===============     ===============   ================
     Six Months Ended June 30, 2005
     ------------------------------
         Basic earnings (loss) per share -
           Net income (loss)                                 $        (4,008)             32,394   $         (0.12)
                                                                                                   ===============
         Effect of dilutive securities                                  -                   -
                                                             ---------------     ---------------
         Diluted earnings (loss) per share -
           Net income (loss)                                 $        (4,008)             32,394   $         (0.12)
                                                             ===============     ===============   ===============
     Six Months Ended June 30, 2004
     ------------------------------
         Basic earnings per share -
           Net income                                        $           979              32,026   $            .03
                                                                                                   ================
         Effect of dilutive securities                                  -                  1,076
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $           979              33,102   $            .03
                                                             ===============     ===============   ================


     As a result of the net loss for the three months and six months ended June 30, 2005, 3,106,000 and 3,173,000 stock options at a weighted net average price of $1.89 and $1.88, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Options to purchase 160,000 and 29,000 shares of common stock at a weighted average price of $2.76 and $3.05, respectively, were outstanding for the three and six month periods ended June 30, 2005, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock.
     Options to purchase 76,000 shares of common stock at a weighted average price of $2.68 were outstanding for the three and six month periods ended June 30, 2004, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock. The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2005 and 2004, because the effects of assumed conversion would be anti-dilutive.


4.   RETIREMENT PLAN

     One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). Net pension cost for the U.K. Plan included the following components:


                                                          Three Months Ended                Six Months Ended
                                                                  June 30,                      June 30,
                                                     -----------------------------    -----------------------------
                                                          2005            2004             2005           2004
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
       Net periodic pension cost:
           Service cost                              $         122   $         116    $         248  $          232
           Interest cost                                       908             861            1,850           1,722
           Expected return on plan assets                     (983)           (892)          (2,003)         (1,784)
           Amortization of prior service cost                  (28)            (27)             (57)            (55)
           Recognized net gain                                 134             183              274             366
                                                     -------------   -------------    -------------  --------------
       Net periodic pension cost                     $         153   $         241    $         312  $          481
                                                     =============   =============    =============  ==============



5.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations or liquidity of the Company.


6.   BUSINESS SEGMENT DATA

     The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company's information technology services segment provides consulting services, hardware sales and other related information management and processing services to healthcare and other institutions.

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

     Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments. Business segment data is as follows:


                                                         Three Months Ended                Six Months Ended
                                                              June 30,                         June 30,
                                                     -----------------------------    -----------------------------
                                                          2005           2004              2005           2004
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $      34,849   $      29,758    $      65,508  $       56,740
        Information technology services                      8,620           5,898           13,132          11,080
                                                     -------------   -------------    -------------  --------------
                                                     $      43,469   $      35,656    $      78,640  $       67,820
                                                     =============   =============    =============  ==============
     Technical services segment revenues:
        Underpressure services                       $      12,333   $      11,266    $      25,275  $       22,751
        Turnaround services                                 16,677          15,474           29,298          28,348
        Other services                                       5,839           3,018           10,935           5,641
                                                     -------------   -------------    -------------  --------------
                                                     $      34,849   $      29,758    $      65,508  $       56,740
                                                     =============   =============    =============  ==============
     Business segment profit (loss):
        Technical services                           $       2,913   $       2,115    $       4,444  $        3,255
        Information technology services                     (2,788)            294           (5,492)            296
        General corporate                                     (645)           (792)          (1,436)         (1,544)
                                                     -------------   -------------    -------------  --------------
           Operating income (loss)                            (520)          1,617           (2,484)          2,007
        Interest income                                        178              31              274              65
        Interest expense                                      (254)           (238)            (536)           (477)
                                                     -------------   -------------    -------------  --------------
        Income (loss) before income taxes            $        (596)  $       1,410    $      (2,746) $        1,595
                                                     =============   =============    =============  ==============



                                                                                         June 30,      December 31,
                                                                                           2005           2004
                                                                                      ------------- -----------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                            $      69,356  $       69,962
        Information technology services                                                      22,131          16,720
        General corporate                                                                    18,866          25,238
                                                                                      -------------  --------------
                                                                                      $     110,353  $      111,920
                                                                                      =============  ==============


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

     Overview

     The Company conducts its principal businesses in two industry segments: technical services and information technology services.

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

     The Company's information technology services business, Xtria, provides services and related products to the healthcare industry and various governmental agencies. The segment's primary business is information technology services, including application software, hardware, web hosted data processing, networking, consulting and support services.

     Consolidated Results of Operations

                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                 -------------------------------    -------------------------------
                                                     2005              2004             2005              2004
                                                 -------------    --------------    -------------   ---------------
                                                             (in thousands - except per share amounts)
     Revenues                                    $      43,469    $       35,656    $      78,640   $        67,820
                                                 =============    ==============    =============   ===============

     Operating income (loss)                     $        (520)   $        1,617    $      (2,484)  $         2,007
                                                 =============    ==============    =============   ===============

     Net income (loss)                           $      (1,703)   $          869    $      (4,008)  $           979
                                                 =============    ==============    =============   ===============

     Earnings (loss) per common share
        - basic and diluted                      $        (.05)   $         .03     $        (.12)  $          .03
                                                 =============    =============     =============   ==============

     Capital expenditures                        $       1,351    $        1,122    $       2,678   $         2,099
                                                 =============    ==============    =============   ===============



     For the three months ended June 30, 2005, consolidated revenues increased by $7.8 million, or 22%, when compared to the same 2004 period, due to a $5.1 million increase in revenues from the technical services business (see "Technical Services" below), and a $2.7 million increase in revenues from the information technology services business (see "Information Technology Services" below). Consolidated operating income for the three months ended June 30, 2005 decreased by $2.1 million, when compared to the second quarter of 2004, due to a $3.1 million decrease in operating income from the information technology services business, partially offset by a $0.8 million increase in operating income from the technical services business. Second quarter 2005 net income decreased by $2.6 million, compared to the same 2004 period, primarily due to the decrease in operating income from the information technology services business.

     For the six months ended June 30, 2005, consolidated revenues increased by $10.8 million, or 16%, when compared to the same 2004 period, due to an $8.8 million increase in revenues from the technical services business (see "Technical Services" below) and a $2.0 million increase in revenues from the information technology services business (see "Information Technology Services" below). Consolidated operating income for the six months ended June 30, 2005 decreased by $4.5 million when compared to the same 2004 period, primarily due to a $5.8 million decrease in operating income from the information technology services business, partially offset by a $1.2 million increase in technical services operating income. Net income for the six months ended June 30, 2005 decreased by $5.0 million when compared to the same 2004 period, as the operating loss from the information technology services and higher foreign income tax expense more than offset the increase in operating income from the technical services business.

     Technical Services

                                                      Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2005             2004             2005            2004
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues:
         United States                             $     7,215     $     6,945      $      14,323   $       14,152
         Europe                                         21,550          18,301             39,905           34,191
         Asia-Pacific                                    6,084           4,512             11,280            8,397
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    34,849     $    29,758      $      65,508   $       56,740
                                                   ===========     ===========      =============   ==============

     Operating income:
         United States                             $        55     $      (121)     $          (8)  $          (14)
         Europe                                          2,651           2,071              4,285            3,098
         Asia-Pacific                                    1,080             689              1,820            1,213
         Headquarters                                     (873)           (524)            (1,653)          (1,042)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $     2,913     $     2,115      $       4,444   $        3,255
                                                   ===========     ===========      =============   ==============
     Capital expenditures                          $       730     $       690      $       1,511   $        1,537
                                                   ===========     ===========      =============   ==============


     For the three months ended June 30, 2005, revenues for the technical services business increased by $5.1 million, or 17%, when compared to the same 2004 period. In the United States, revenues increased by $0.3 million, or 4%, when compared to the second quarter of 2004, due to increases in underpressure and other process plant services, offset by a slight decrease in turnaround services. In Europe, revenues increased by $3.2 million, or 18%, when compared to the second quarter of 2004, due to solid increases in underpressure and other process plant services. In Asia-Pacific, revenues increased by $1.6 million, or 35% when compared to the second quarter of 2004, primarily due to increases in turnaround services. The impact of foreign currency exchange rate increases was $0.6 million in Europe and $0.3 million in Asia-Pacific when compared to 2004 foreign currency exchange rates.

     For the three months ended June 30, 2005, technical services operating income increased by $0.8 million, or 38%, when compared to the same 2004 period. In the United States, operating income increased by $0.2 million, when compared to the same period in 2004, due primarily to higher revenues and operating margins. In Europe, operating income increased by $0.6 million, or 28%, when compared to the same 2004 period, due to overall higher revenues and higher operating margins. In Asia-Pacific, operating income increased by $0.4 million, or 57%, when compared to the same 2004 period, due to higher revenues and operating margins. The impact of foreign currency exchange rates on second quarter 2005 operating income was not significant.

     For the six months ended June 30, 2005, revenues for the technical services business increased by $8.8 million, or 15%, when compared to the same 2004 period. In the United States, revenues increased by $0.2 million, when compared to the first six months of 2004, as increases in underpressure and other process plant services were partially offset by decreases in turnaround services. In Europe, revenues increased by $5.7 million, or 17%, when compared to the first six months of 2004, due to solid increases in underpressure and other process plant services. In Asia-Pacific, revenues increased by $2.9 million, or 34%, when compared to the first six months of 2004, primarily due to increases in turnaround and other process plant services. The impact of foreign currency exchange rate increases was $1.5 million in Europe and $0.4 million in Asia-Pacific when compared to 2004 foreign currency exchange rates.

     For the six months ended June 30, 2005, technical services operating income increased by $1.2 million, or 37%, when compared to the same 2004 period. In the United States, operating income was about the same, when compared to the same period in 2004. In Europe, operating income increased by $1.2 million, or 38%, when compared to the same 2004 period, due to overall higher revenues and higher operating margins. In Asia-Pacific, operating income increased by $0.6 million, or 50%, when compared to the same 2004 period, due also to higher revenues and operating margins. The technical services headquarters costs increased by $0.6 million when compared to the same 2004 period. The impact of foreign currency exchange rates on the first and second quarter 2005 operating income was not significant.

     Information Technology Services


                                                     Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                   ---------------------------      ------------------------------
                                                      2005             2004             2005            2004
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)


     Revenues                                      $     8,620     $     5,898      $      13,132    $      11,080
                                                   ===========     ===========      =============    =============

     Operating income (loss)                       $    (2,788)    $       294      $      (5,492)   $         296
                                                   ===========     ===========      =============    =============

     Capital expenditures                          $       621     $       432      $       1,167   $          562
                                                   ===========     ===========      =============   ==============


     For the three and six month periods ended June 30, 2005, information technology services revenues increased by $2.7 million, or 46%, and $2.1 million, or 19%, respectively, when compared to the three and six months ended June 30, 2004, primarily due to increases in healthcare services equipment revenues, partially offset by decreases in other services revenues.

     For the three and six month periods ended June 30, 2005, information technology services operating income decreased by $3.1 million and $5.8 million, respectively, when compared to the three and six months ended June 30, 2004, primarily due to substantially higher operating and general and administrative cost levels that resulted from a focus on lower margin equipment sales with little services work. Revenue efforts have been refocused on higher margin service offerings.

     Income Taxes

     The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". As a result, all domestic federal and state income taxes recorded for the three and six month periods ended June 30, 2005 and 2004 are fully offset by a corresponding change in valuation allowance.

     Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.

     Liquidity and Capital Resources

     Cash provided by (used in) operating activities was $(4.8) million and $0.4 million for the six month periods ended June 30, 2005 and 2004, respectively. The 2005 decrease, when compared to the same 2004 period, was due primarily to the decreases in information technology operating income and overall higher working capital requirements. During the six months ended June 30, 2005, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds and existing cash balances.

     Capital expenditures were $2.7 million and $2.1 million for the six month periods ended June 30, 2005 and 2004, respectively. Consolidated capital expenditures for the year 2005 have been budgeted at $3 million to $5 million, depending on the economic environment and the needs of the business. Future capital expenditures, however, will depend on many factors beyond the Company's control, including demand for services in the technical services and information technology services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2005 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.

     At June 30, 2005, $11.5 million was outstanding under a $25 million bank loan agreement that provides working capital for the technical services segment and is without recourse to the Parent Company. Borrowings under the loan agreement bear interest at the option of the borrower at variable rates (3.95% at June 30, 2005), based on either the LIBOR rate or prime rate and have a commitment fee on the unused portion of the facility. The loan agreement also contains certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the loan agreement, and cash flow to fixed charges and capital expenditures. At June 30, 2005, the Company was in compliance with all covenants. The loan agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The  Parent   Company's  8.75%   subordinated   debentures   ($5.0  million
     outstanding at June 30, 2005) are convertible into shares of the Company's common stock at the conversion price of $5.26 per share.

     The following schedule sets forth, by period, the Company's debt repayment obligations and material contractual commitments at December 31, 2004. There were no material changes to the Company's schedule of debt repayment obligations and material contractual commitments from December 31, 2004 to June 30, 2005.

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

     Off-Balance Sheet Transactions

     The Company was not a party to any off-balance sheet transactions at June 30, 2005, or for the three and six month periods ended June 30, 2005 and 2004.

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

     The technical services segment's revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three and six month periods ended June 30, 2005 and 2004.

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

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, which eliminated the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of June 30, 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2004, no impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur (up to the current goodwill carrying value of $13.8 million), which could have a material effect on the results of operations of the Company.

     At June 30, 2005, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards available as of December 31, 2004 expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; $10.9 million in 2023; and $1.2 million in 2024. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company's federal and state net deferred tax assets. The utilization of net operating loss carryforwards and alternative minimum tax credit carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operating of the Company.


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

The Company centrally manages its debt and investment portfolios considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $11.5 million at June 30, 2005, a one percent increase in interest rates would increase annual interest expense by approximately $0.1 million.

A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Technical Services." Based on annual 2004 foreign currency-based revenues and operating income of $90.6 million and $10.6 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $0.9 million and $0.1 million, respectively.


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating, as of June 30, 2005, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the quarter ended June 30, 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the Company stockholders was held on June 22, 2005 for the purpose of electing the Board of Directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934, and there was no solicitation in opposition to management's solicitations. All of the Company's nominees were elected. Stockholder votes with respect to the election of director at the annual meeting were as follows:



                                                                                Number of Shares
                                                                   ------------------------------------------
                                                                     Votes For        Votes Withheld/Against
                                                                   -------------      -----------------------
         Sangwoo Ahn                                                28,789,868                    908,063
         John R. Barnes                                             28,790,869                    907,062
         Charles R. Cox                                             28,798,748                    899,183
         Hans Kessler                                               28,797,890                    900,041


Mr. James R. Whatley, a nominee for director, passed away prior to the annual meeting and the size of the Board of Directors was reduced to four members.

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

          31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

          31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

          32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

          32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.



                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         XANSER CORPORATION
                                         (Registrant)


Date:  August 15, 2005                         //s//  HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Chief Accounting Officer
                                         (Duly Authorized Officer)

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



Date: August 15, 2005


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



Date: August 15, 2005



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

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    August 15, 2005


                                                //s// JOHN R. BARNES
                                           -------------------------------------
                                           John R. Barnes
                                           President and Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    August 15, 2005



                                              //s// HOWARD C. WADSWORTH
                                         ---------------------------------------
                                         Howard C. Wadsworth
                                         Vice President, Treasurer and Secretary
                                         (Chief Financial Officer)