Form 10-Q
period 2005-09-30
XANSER CORP
filed 2005-11-14
CIK 54441

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

            Yes      X                                  No
                 ---------                                  ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

            Yes                                         No      X
                 ---------                                  ---------

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

            Yes                                         No      X
                 ---------                                  ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                          Outstanding  at  October 31, 2005
---------------------                          ---------------------------------
     No par value                                       34,275,683 shares

--------------------------------------------------------------------------------

XANSER CORPORATION AND SUBSIDIARIES


FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------------------

                                                                                                   Page No.

                           Part I. Financial Information

Item 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Statements of Income - Three and
                    Nine Months Ended September 30, 2005 and 2004                                      1

                  Condensed Consolidated Balance Sheets - September 30, 2005
                    and December 31, 2004                                                              2

                  Condensed Consolidated Statements of Cash Flows - Nine
                    Months Ended September 30, 2005 and 2004                                           3

                  Notes to Condensed Consolidated Financial Statements                                 4

Item 2.           Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                    12

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                           21

Item 4.           Controls and Procedures                                                             21


                           Part II. Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                                 22

Item 6.           Exhibits                                                                            22



XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands - Except Per Share Amounts)
(Unaudited)
--------------------------------------------------------------------------------

                                             Three Months Ended        Nine Months Ended
                                                September 30,             September 30,
                                           ----------------------    ----------------------
                                              2005         2004         2005         2004
                                           ---------    ---------    ---------    ---------
Revenues:
     Services                              $  39,883    $  35,385    $ 113,116    $ 101,541
     Products                                    518          379        5,925        2,043
                                           ---------    ---------    ---------    ---------
         Total revenues                       40,401       35,764      119,041      103,584
                                           ---------    ---------    ---------    ---------

Costs and expenses:
     Operating costs                          37,474       32,634      109,490       94,208
     Cost of products sold                       526          294        6,369        1,219
     Depreciation and amortization               900          842        2,729        2,612
     General and administrative                  891          733        2,327        2,277
     Other                                      (769)        --           (769)        --
                                           ---------    ---------    ---------    ---------
         Total costs and expenses             39,022       34,503      120,146      100,316
                                           ---------    ---------    ---------    ---------

Operating income (loss)                        1,379        1,261       (1,105)       3,268

Interest and other income, net                   213           32          487           97
Interest expense                                (256)        (266)        (792)        (743)
                                           ---------    ---------    ---------    ---------

Income (loss) before income taxes              1,336        1,027       (1,410)       2,622
Income tax (expense)                          (1,295)        (822)      (2,557)      (1,438)
                                           ---------    ---------    ---------    ---------
Net income (loss)                          $      41    $     205    $  (3,967)   $   1,184
                                           =========    =========    =========    =========

Earnings (loss) per common share - basic
   and diluted                             $    0.00    $    0.01    $   (0.12)   $    0.04
                                           =========    =========    =========    =========


           See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
--------------------------------------------------------------------------------

                                                                            September 30,           December 31,
                                                                                2005                    2004
                                                                          ---------------        ------------------
                                                                             (Unaudited)
            ASSETS
Current assets:
    Cash and cash equivalents                                              $       20,896          $      21,598
    Accounts receivable, trade                                                     41,717                 35,470
    Receivable from businesses distributed to common
        stockholders                                                                6,569                  6,699
    Inventories                                                                    10,625                  9,131
    Prepaid expenses and other                                                      3,727                  5,283
                                                                           --------------          -------------
        Total current assets                                                       83,534                 78,181
                                                                           --------------          -------------

Property and equipment                                                             40,158                 46,571
Less accumulated depreciation and amortization                                     28,274                 32,933
                                                                           --------------          -------------
    Net property and equipment                                                     11,884                 13,638
                                                                           --------------          -------------

Excess of cost over fair value of net assets of
    acquired businesses                                                            13,802                 13,802
Deferred income taxes and other assets                                              5,597                  6,299
                                                                           --------------          -------------
                                                                           $      114,817          $     111,920
                                                                           ==============          =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                      $          436          $         524
    Accounts payable                                                                8,961                  5,416
    Accrued expenses                                                               26,930                 23,416
    Accrued income taxes                                                            8,414                  7,609
                                                                           --------------          -------------
        Total current liabilities                                                  44,741                 36,965
                                                                           --------------          -------------
Long-term debt, less current portion:
    Technical services                                                             11,074                 12,250
    Information technology services                                                   248                    248
    Parent company                                                                  5,000                  5,000
                                                                           --------------          -------------
        Total long-term debt, less current portion                                 16,322                 17,498
                                                                           --------------          -------------

Other liabilities                                                                     118                  1,567

Commitments and contingencies

Stockholders' equity:
    Common stock, without par value                                                 4,481                  4,335
    Additional paid-in capital                                                    124,299                126,550
    Treasury stock, at cost                                                       (20,347)               (26,180)
    Retained earnings (accumulated deficit)                                       (50,266)               (46,299)
    Accumulated other comprehensive income (loss)                                  (4,531)                (2,516)
                                                                           --------------          -------------
        Total stockholders' equity                                                 53,636                 55,890
                                                                           --------------          -------------
                                                                           $      114,817          $     111,920
                                                                           ==============          =============

           See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
--------------------------------------------------------------------------------

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
                                                                                        2005              2004
                                                                                  -------------      --------------
Operating activities:
   Net income (loss)                                                              $      (3,967)     $        1,184
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                                     2,729               2,612
       Gain on sale of assets                                                            (2,102)              -
       Non recurring expenses                                                             1,333               -
       Deferred income taxes                                                                385                (880)
       Other                                                                                (92)                242
       Changes in working capital components                                             (2,894)               (843)
                                                                                  -------------      --------------
         Net cash provided by operating activities                                       (4,608)              2,315
                                                                                  -------------      --------------

Investing activities:
   Capital expenditures                                                                  (3,210)             (3,166)
   Proceeds from sale of assets                                                           5,400               -
   Employee Stock Option exercised                                                        2,313                  68
   Other                                                                                    869                 354
                                                                                  -------------      --------------
       Net cash used in investing activities                                              5,372              (2,744)
                                                                                  -------------      --------------
Financing activities:
   Issuance of debt                                                                         448               1,702
   Payments on debt                                                                      (1,739)             (4,442)
   Increase (decrease) in receivable from businesses distributed
     to common stockholders                                                                 130                (124)
                                                                                  -------------      --------------
       Net cash provided by (used in) financing activities                               (1,161)             (2,864)
                                                                                  -------------      --------------
Effect of exchange rate changes on cash                                                    (305)               (111)
                                                                                  -------------      --------------
Decrease in cash and cash equivalents                                                      (702)             (3,404)
Cash and cash equivalents at beginning of period                                         21,598              21,240
                                                                                  -------------      --------------
Cash and cash equivalents at end of period                                        $      20,896      $       17,836
                                                                                  =============      ==============
Supplemental cash flow information:
   Cash paid for interest                                                         $         863      $          822
                                                                                  =============      ==============
   Cash paid for income taxes                                                     $       1,476      $        2,122
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


           See notes to condensed consolidated financial statements.
                                        3

XANSER CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

1.   GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

     The condensed consolidated financial statements include the accounts of Xanser Corporation ("Parent Company") and its subsidiaries (collectively, the "Company"). All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of the Company's management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2005, and the consolidated results of income and cash flows for the periods ended September 30, 2005 and 2004. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the "Distribution") to its stockholders in the form of a new limited liability company, Kaneb Services LLC ("KSL"). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company's common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the "Distribution Agreement") with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL's common shares and the operations of KSL's businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. On July 1, 2005, KSL was purchased by Valero L.P., and Valero L.P. affirmatively assumed the obligations of KSL under the Distribution Agreement. At September 30, 2005, $6.6 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

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

     Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company's common stock sooner than they could have under their original grants Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The impact of early vesting of the options on net income was not significant.

     The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share for the periods indicated if the fair value based method had been applied:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -----------------------------    -----------------------------
                                                         2005            2004              2005          2004
                                                     -------------   -------------    -------------  --------------
                                                                (in thousands - except per share amounts)

     Reported net income (loss)                      $          41   $         205    $      (3,967) $        1,184

     Stock-based employee compensation
         expense determined under the fair
         value based method, net of income
         taxes                                                 (49)           (108)            (509)           (144)
                                                     -------------   -------------    -------------  --------------
     Pro forma net income (loss)                     $          (8)  $          97    $      (4,476) $        1,040
                                                     =============   =============    =============  ==============
     Earnings (loss) per share:
        As reported - basic and diluted              $        0.00   $        0.01    $       (0.12) $         0.04
                                                     =============   =============    =============  ==============
        Pro forma - basic and diluted                $        0.00   $        0.00    $       (0.14) $         0.03
                                                     =============   =============    =============  ==============



2.   DEFERRED STOCK UNIT PLAN DISTRIBUTION

     In July 2005, the Xanser Deferred Stock Unit Plan ("DSU Plan") that was initiated during 1996 was terminated and all accounts were distributed to DSU Plan participants. Approximately 681,000 shares of Xanser common stock were issued to DSU Plan participants from shares held by the Company as Treasury stock. Kaneb Services LLC ("KSL") provided KSL shares related to deferred stock units that resulted from the distribution of KSL in 2001. The KSL shares were redeemed in connection with the acquisition of KSL by Valero L.P. in July 2005 and approximately $6.2 million was paid to Plan participants from the redemption of the KSL shares and from previously paid KSL cash distributions.


3.   COMPREHENSIVE INCOME

     Comprehensive income for the three and nine months ended September 30, 2005 and 2004 is as follows:

                                                          Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                     -----------------------------    -----------------------------
                                                         2005            2004              2005          2004
                                                     -------------   -------------    -------------  --------------
                                                                (in thousands - except per share amounts)

     Net income (loss)                               $          41   $         205    $      (3,967) $        1,184
     Foreign currency translation
        adjustment                                             134              34           (2,015)           (461)
                                                     -------------   -------------    -------------  --------------
     Comprehensive income (loss)                     $         175   $         239    $      (5,982) $          723
                                                     =============   =============    =============  ==============

     At September 30, 2005 and December 31, 2004, accumulated other comprehensive income consisted of cumulative losses from foreign currency translation adjustments of $(0.9) million and $(2.9) million, respectively, and cumulative losses from minimum pension liability adjustments for subsidiaries of $5.4 million and $5.4 million, respectively.


4.   EARNINGS (LOSS) PER SHARE

     The following is a reconciliation of basic and diluted earnings per share (in thousands, except for per share amounts):

                                                                                     Weighted
                                                                                     Average
                                                                                      Common           Per-Share
                                                                Net Income            Shares             Amount
                                                             ---------------     ---------------    ----------------
     Three Months Ended September 30, 2005
     -------------------------------------
         Basic earnings per share -
           Net income                                        $            41              33,844   $           0.00
                                                                                                   ================
         Effect of dilutive securities                                  -                    351
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $            41              34,195   $           0.00
                                                             ===============     ===============   ================
     Three Months Ended September 30, 2004
     -------------------------------------
         Basic earnings per share -
           Net income                                        $           205              32,039   $           0.01
                                                                                                   ================
         Effect of dilutive securities                                  -                  1,054
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $           205              33,093   $           0.01
                                                             ===============     ===============   ================

     Nine Months Ended September 30, 2005
     ------------------------------------
         Basic earnings (loss) per share -
           Net income (loss)                                 $        (3,967)             32,420   $         (0.12)
                                                                                                   ===============
         Effect of dilutive securities                                  -                   -
                                                             ---------------     ---------------
         Diluted earnings (loss) per share -
           Net income (loss)                                 $        (3,967)             32,420   $         (0.12)
                                                             ===============     ===============   ================

     Nine Months Ended September 30, 2004
     ------------------------------------
         Basic earnings per share -
           Net income                                        $         1,184              32,033   $           0.04
                                                                                                   ================
         Effect of dilutive securities                                  -                  1,089
                                                             ---------------     ---------------
         Diluted earnings per share -
           Net income                                        $         1,184              33,122   $           0.04
                                                             ===============     ===============   ================

     As a result of the net loss for the nine months ended September 30, 2005, 2,619,000 stock options at a weighted average price of $1.92 were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Options to purchase 133,500 and 30,432 shares of common stock at weighted average prices of $2.79 and $3.07, respectively, were outstanding for the three and nine month periods ended September 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock. Options to purchase 955,542 and 172,736 shares of common stock at weighted average prices of $2.49 and $2.69, respectively, were outstanding for the three and nine month periods ended September 30, 2004, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common stock. The Company's 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2005 and 2004, because the effects of assumed conversion would be anti-dilutive.


5.   RETIREMENT PLAN

     One of the Company's foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the "U.K. Plan"). Net pension cost for the U.K. Plan included the following components:


                                                          Three Months Ended                Nine Months Ended
                                                               September 30,                September 30,
                                                     -----------------------------    -----------------------------
                                                          2005            2004             2005           2004
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)

       Net periodic pension cost:
           Service cost                              $         119   $         116    $         367  $          348
           Interest cost                                       890             860            2,740           2,582
           Expected return on plan assets                     (963)           (892)          (2,966)         (2,676)
           Amortization of prior service cost                  (27)            (28)             (84)            (83)
           Recognized net gain                                 132             184              406             550
                                                     -------------   -------------    -------------  --------------
       Net periodic pension cost                     $         151   $         240    $         463  $          721
                                                     =============   =============    =============  ==============


6.   CONTINGENCIES

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations or liquidity of the Company.


7.   BUSINESS SEGMENT DATA

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

     Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments. Business segment data is as follows:


                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                     -----------------------------    -----------------------------
                                                          2005           2004              2005           2004
                                                     -------------   -------------    -------------  --------------
                                                                             (in thousands)
     Business segment revenues:
        Technical services                           $      35,403   $      29,781    $     100,911  $       86,521
        Information technology                               4,998           5,983           18,130          17,063
                                                     -------------   -------------    -------------  --------------
                                                     $      40,401   $      35,764    $     119,041  $      103,584
                                                     =============   =============    =============  ==============
     Technical services segment revenues:
        Underpressure services                       $      12,774   $      13,068    $      38,049  $       35,818
        Turnaround services                                 16,307          13,707           45,605          42,055
        Other services                                       6,322           3,006           17,257           8,648
                                                     -------------   -------------    -------------  --------------
                                                     $      35,403   $      29,781    $     100,911  $       86,521
                                                     =============   =============    =============  ==============
     Business segment profit:
        Technical services                           $       3,542   $       2,584    $       7,986  $        5,839
        Information technology services                     (1,272)           (590)          (6,764)           (294)
        General corporate                                     (891)           (733)          (2,327)         (2,277)
                                                     -------------   -------------    -------------  --------------
           Operating income (loss)                           1,379           1,261           (1,105)          3,268
        Interest and other income, net                         213              32              487              97
        Interest expense                                      (256)           (266)            (792)           (743)
                                                     -------------   -------------    -------------  --------------
        Income (loss) before income taxes            $       1,336   $       1,027    $      (1,410) $        2,622
                                                     =============   =============    =============  ==============

                                                                                 September 30,       December 31,
                                                                                     2005                2004
                                                                                ---------------    ----------------
                                                                                             (in thousands)
     Total assets:
        Technical services                                                      $        72,980    $         69,962
        Information technology services                                                  22,137              16,720
        General corporate                                                                19,700              25,238
                                                                                ---------------    ----------------
                                                                                $       114,817    $        111,920
                                                                                ===============    ================


8.   OTHER

     During the third quarter the Company embarked on an aggressive plan to reduce infrastructure cost, eliminate redundancies and dispose of non core assets. The objectives of the plan were to also exploit untapped synergies between its operating divisions. Consistent with the plan, the Company entered into a series of transactions including a sale of software and technology assets which resulted in a gain of $2.1 million, consolidated and closing of leased facilities and write down of related assets which resulted in a total charge of $1.3 million. The aggregate net effect of these transactions was a gain of $769,000 and is included in the consolidated statement of income as other cost and expenses.

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

     The Company's technical services business, which is conducted through its Furmanite group of subsidiaries, offers specialized technical services to an international base of clients located in the United States, Europe and Asia-Pacific regions. This business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the division provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair.

     The Company's information technology services business, which is conducted through Xtria, provides services and related products to the healthcare industry and various governmental agencies. The segment's primary business is information technology services, including application software, hardware, web hosted data processing, networking, consulting and support services.

     Consolidated Results of Operations

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2005              2004             2005              2004
                                                 -------------    --------------    -------------   ---------------
                                                             (in thousands - except per share amounts)

     Revenues:
        Technical services                       $      35,403    $       29,781    $     100,911   $        86,521
        Information technology services                  4,998             5,983           18,130            17,063
                                                 -------------    --------------    -------------   ---------------
                                                 $      40,401    $       35,764    $     119,041   $       103,584
                                                 =============    ==============    =============   ===============

     Operating income (loss):
        Technical services                       $       3,542    $        2,584    $       7,986   $         5,839
        Information technology services                 (1,272)             (590)          (6,764)             (294)
        General and administrative
           Expenses                                       (891)             (733)          (2,327)           (2,277)
                                                 -------------    --------------    -------------   ---------------
                                                 $       1,379    $        1,261    $      (1,105)  $         3,268
                                                 =============    ==============    =============   ===============

     Net income (loss)                           $          41    $          205    $      (3,967)  $         1,184
                                                 =============    ==============    =============   ===============


                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                 -------------------------------    -------------------------------
                                                     2005              2004             2005              2004
                                                 -------------    --------------    -------------   ---------------
                                                             (in thousands - except per share amounts)
     Earnings (loss) per common share
        - basic and diluted                      $        0.00    $        0.01     $       (0.12)  $         0.04
                                                 =============    =============     =============   ==============
     Capital expenditures                        $         532    $        1,067    $       3,210   $         3,166
                                                 =============    ==============    =============   ===============


     For the three months ended September 30, 2005, consolidated revenues increased by $4.6 million, or 13%, when compared to the same 2004 period, due to a $5.6 million increase in revenues from the technical services business (see "Technical Services" below), offset by a $1.0 million decrease in revenues from the information technology services business (see "Information Technology Services" below). Consolidated operating income for the three months ended September 30, 2005 increased by $0.1 million, or 9%, when compared to the same 2004 period, due primarily to a $1.0 million increase in operating income from the technical services business, offset by a $0.7 million decrease from the information technology business and a $0.2 million increase in general and administrative expense. Net income for the three months ended September 30, 2005 decreased by $0.2 million, when compared to the same 2004 period, as the increase in operating income was more than offset by a reduction in income tax benefits recognized (see "Income Taxes" below).

     For the nine months ended September 30, 2005, consolidated revenues increased by $15.5 million, or 15%, when compared to the same 2004 period, due to a $14.4 million increase in revenues from the technical services business (see "Technical Services" below) and a $1.1 million increase in revenues from the information technology services business (see "Information Technology Services" below). Consolidated operating income for the nine months ended September 30, 2005 decreased by $4.4 million when compared to the same 2004 period, due to a $2.1 million increase in operating income from the technical services business which was more than offset by a $6.5 million increase in operating loss from the information technology services business and a $0.1 million increase in general and administrative expense. Overall, net income for the nine months ended September 30, 2005 decreased by $5.2 million as the operating loss from the information technology services and higher foreign income tax expense more than offset the increase in operating income from the technical services business. The Company's technical services business continued to show both revenue and operating income improvements in the quarter ended September 30, 2005 and operating losses in the information technology services group continue to be reduced as the Company further reduced costs and improved profitability.



     Technical Services

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                   ---------------------------      ------------------------------
                                                      2005             2004             2005            2004
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues:
         United States                             $     7,176     $     6,200      $      21,499   $       20,352
         Europe                                         21,836          19,627             61,741           53,818
         Asia-Pacific                                    6,391           3,954             17,671           12,351
                                                   -----------     -----------      -------------   --------------
              Total Revenues                       $    35,403     $    29,781      $     100,911   $       86,521
                                                   ===========     ===========      =============   ==============

     Operating income:
         United States                             $       (23)    $      (249)     $         (31)  $         (263)
         Europe                                          3,493           3,031              7,878            6,129
         Asia-Pacific                                    1,032             376              2,852            1,589
         Headquarters                                     (960)           (574)            (2,713)          (1,616)
                                                   -----------     -----------      -------------   --------------
              Total operating income               $     3,542     $     2,584      $       7,986   $        5,839
                                                   ===========     ===========      =============   ==============
     Capital expenditures                          $       352     $       518      $       1,863   $        2,055
                                                   ===========     ===========      =============   ==============

     For the three months ended September 30, 2005, revenues for the technical services business increased by $5.6 million, or 19%, when compared to the same 2004 period. In the United States, third quarter 2005 revenues increased by $1.0 million, or 16%, when compared to the third quarter of 2004, due to increases in underpressure, turnaround and other services. In Europe, third quarter 2005 revenues increased by $2.2 million, or 11%, when compared to the same 2004 period, due to a significant increase in other process plant services and favorable foreign currency exchange rates. In Asia-Pacific, third quarter 2005 revenues increased by $2.4 million, or 62%, when compared to the corresponding 2004 period, due to increases in all services and favorable foreign currency exchange rates.

     For the three months ended September 30, 2005, technical services operating income increased by $1.0 million, or 37%, when compared to the same 2004 period. In the United States, third quarter 2005 operating loss decreased by $0.2 million when compared to the same period in 2004, due to the higher revenue levels. In Europe, operating income for the three months ended September 30, 2005 increased by $0.5 million when compared to the same 2004 period, due to the higher revenue levels, partially offset by an increase in general and administrative costs. In Asia-Pacific, third quarter 2005 operating income increased by $0.7 million, or 174%, when compared to the third quarter of 2004, due to the higher revenues and stronger operating margins.

     For the nine months ended September 30, 2005, revenues for the technical services business increased by $14.4 million, or 17%, when compared to the same 2004 period. In the United States, revenues for the nine months ended September 30, 2005 increased by $1.1 million, or 6%, when compared to the corresponding 2004 period, due to increases in underpressure offset by decreases in turnaround and other process plant services. In Europe, revenues for the nine months ended September 30, 2005, increased by $7.9 million, or 15%, when compared to the nine month period ended September 30, 2004, due to significant increases in underpressure and other process plant services and favorable foreign currency exchange rates. In Asia-Pacific, revenues for the nine months ended September 30, 2005 increased by $5.3 million, or 43%, when compared to the corresponding period in 2004, due to a significant increase in turnaround, as well as increases in underpressure and other process plant services and favorable foreign currency exchange rates.

     For the nine months ended September 30, 2005, technical services operating income increased by $2.1 million, or 37%, when compared to the same 2004 period. In the United States, the operating loss for the nine months ended September 30, 2005 decreased by $0.2 million, or 88%, when compared to the same 2004 period, due primarily to the higher revenue levels. In Europe, operating income for the nine months ended September 30, 2005, increased by $1.7 million, or 29%, when compared to the nine months ended September 30, 2004, due to the higher operating income in the United Kingdom, the Netherlands and Norway, offset by lower operating income in other European markets. In Asia-Pacific, operating income for the nine months ended September 30, 2005 increased by $1.3 million, or 79%, due to overall higher revenues.

     Information Technology Services

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                   ---------------------------      ------------------------------
                                                      2005             2004             2005            2004
                                                   -----------     -----------      -------------   --------------
                                                                          (in thousands)

     Revenues                                      $     4,998     $     5,983      $      18,130   $       17,063
                                                   ===========     ===========      =============   ==============
     Operating income (loss)                       $    (1,272)    $      (590)     $      (6,764)          $ (294)
                                                   ===========     ===========      =============   ==============
     Capital expenditures                          $       180     $       549      $       1,347   $        1,111
                                                   ===========     ===========      =============   ==============


     For the three month period ended September 30, 2005, information technology revenues decreased by $1.0 million, or 16%, when compared to the same 2004 period, while revenues for the nine month period ended September 30, 2005 increased by $1.1 million, or 6%.

     For the three and nine month periods ended September 30, 2005, information technology services operating loss increased by $0.7 million and $6.5 million, respectively, when compared to the same 2004 periods, primarily due to higher operating and general and administrative costs levels that resulted from a focus on lower margin equipment sales with little services work. In the third quarter of 2005, the Company continued to make progress in refocusing its revenue efforts on higher margin services offerings. Software, technology and other assets not consistent with future services offerings were sold or written off and leased facilities not supporting those future services offerings were consolidated or closed. The net aggregate effect of these transactions was a gain of $0.8 million.


     Income Taxes

     The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". As a result, all domestic federal and state income taxes recorded for the three and nine month periods ended September 30, 2005 and 2004 are fully offset by a corresponding change in valuation allowance.

     Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.

     Liquidity and Capital Resources

     Cash provided by operating activities was $0.8 million and $2.3 million for the nine month periods ended September 30, 2005 and 2004, respectively. The 2005 decrease, when compared to the same 2004 period, was due primarily to decreases in the information technology operating income. During the nine months ended September 30, 2005, the Company's working capital requirements for operations and capital expenditures were funded through the use of internally generated funds.

     Capital expenditures were $3.2 million for the nine month periods ended September 30, 2005 and 2004. Consolidated capital expenditures for the year 2005 have been estimated at $3 million to $5 million, depending on the economic environment and the needs of the business. Future capital expenditures, however, will depend on many factors beyond the Company's control, including demand for services in the technical services and information technology services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2005 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.

     At September 30, 2005, $10.5 million was outstanding under a $25 million bank loan agreement that provides working capital for the technical services segment and is without recourse to the Parent Company. Borrowings under the loan agreement bear interest at the option of the borrower at variable rates (5.32% at September 30, 2005), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the loan agreement, and cash flow to fixed charges and capital expenditures. At September 30, 2005, the Company was in compliance with all covenants. The loan agreement matures in January 2009 and is secured by substantially all of the tangible assets of the technical services group.

     The  Parent   Company's  8.75%   subordinated   debentures   ($5.0  million
     outstanding at September 30, 2005) are convertible into shares of the Company's common stock at the conversion price of $5.26 per share.

     The following schedule sets forth, by period, the Company's debt repayment obligations and material contractual commitments at December 31, 2004. On September 30, 2005, a non-scheduled prepayment of $1.0 million was paid on the technical services credit facility.

                                                          Less than                                       After
                                              Total        1 year        1-3 years       4-5 years       5 years
                                           ----------     ---------      ----------     -----------    ------------
                                                                      (in thousands)

     Debt:
        Technical services credit
           facility                        $   11,532     $     -        $      -       $   11,532      $     -
        Parent company convertible
           subordinated debentures              5,000           -               -            5,000            -
                                           ----------     ---------      ----------     ----------      ----------
                                               16,532           -               -           16,532            -

        Capital leases                          1,490           524             822            142               2
                                           ----------     ---------      ----------     ----------      ----------
           Debt subtotal                       18,022           524             822         16,674               2
                                           ----------     ---------      ----------     ----------      ----------
        Interest on debt                        3,521           982           1,857            682            -
                                           ----------     ---------      ----------     ----------      ----------
           Debt and interest total             21,543         1,506           2,679         17,356               2
                                           ----------     ---------      ----------     ----------      ----------

     Other contractual commitments:
        Pension plan contributions              9,400           940           1,880          1,880           4,700
        Operating leases                       14,490         4,289           6,255          2,231           1,715
                                           ----------     ---------      ----------     ----------      ----------
           Total                           $   45,433     $   6,735      $   10,814     $   21,467      $    6,417
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


     Off-Balance Sheet Transactions

     The Company was not a party to any off-balance sheet transactions at September 30, 2005, or for the three and nine month periods ended September 30, 2005 and 2004.

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

     The technical services segment's revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three and nine month periods ended September 30, 2005 and 2004.

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

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, which eliminated the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. As of September 30, 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2004, no impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company's control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur (up to the current goodwill carrying value of $13.8 million), which could have a material effect on the results of operations of the Company.

     At September 30, 2005, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The net operating loss carryforwards available as of December 31, 2004 expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; $10.9 million in 2023; and $1.2 million in 2024. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company's federal and state net deferred tax assets. The utilization of net operating loss carryforwards and alternative minimum tax credit carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operations of the Company.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks pursuant to this Item (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company's debt and investment portfolios and fluctuations in foreign currency.

The Company centrally manages its debt and investment portfolios, considering investment opportunities and risks, tax consequences and overall financing strategies. The Company's investment portfolio consists of cash equivalents; accordingly, the carrying amounts approximate fair value. The Company's investments are not material to the financial position or performance of the Company. Assuming variable rate debt of $10.5 million at September 30, 2005, a one percent increase in interest rates would increase annual interest expense by approximately $0.1 million.

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


Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer, after evaluating, as of September 30, 2005, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company's disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

During the quarter ended September 30, 2005, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

XANSER CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------

                           Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders

     None.

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

     31.1 Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

     31.2 Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

     32.1 Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

     32.2 Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.


                                    Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     XANSER CORPORATION
                                     (Registrant)


Date:  November 14, 2005                  //s//  HOWARD C. WADSWORTH
                                     -------------------------------------------
                                     Howard C. Wadsworth
                                     Sr. Vice President, Treasurer and Secretary
                                     (Duly Authorized Officer)

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



Date: November 14, 2005




                                             //s//  JOHN R. BARNES
                                    --------------------------------------------
                                    John R. Barnes
                                    Chief Executive Officer

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


Date: November 14, 2005



                                       //s// HOWARD C. WADSWORTH
                                    --------------------------------------------
                                    Howard C. Wadsworth
                                    Sr. Vice President, Treasurer and Secretary
                                    (Chief Financial Officer)

                                                                    Exhibit 32.1



                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Executive Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date: November 14, 2005




                                             //s//  JOHN R. BARNES
                                    --------------------------------------------
                                    John R. Barnes
                                    Chief Executive Officer

                                                                    Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
          PURSUANT TO SECTION 906(A) OF THE SARBANES-OXLEY ACT OF 2002



     The undersigned, being the Chief Financial Officer of Xanser Corporation (the "Company") hereby certifies that, to his knowledge, the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, filed with the United States Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This written statement is being furnished to the Securities and Exchange Commission as an exhibit to such Form 10-Q. A signed original of this written statement required by Section 906 has been provided to Xanser Corporation and will be retained by Xanser Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:    November 14, 2005


                                       //s// HOWARD C. WADSWORTH
                                    --------------------------------------------
                                    Howard C. Wadsworth
                                    Sr. Vice President, Treasurer and Secretary
                                    (Chief Financial Officer)