Form 10-K
period 2005-12-31
XANSER CORP
filed 2006-04-03
CIK 54441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-5083
XANSER CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	74-1191271

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2435 North Central Expressway Richardson, Texas	75080

(Address of principal executive offices)	(zip code)
Registrant’s telephone number, including area code: (972) 699-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Without Par Value 8 3/4% Convertible Subordinated Debentures due 2008	New York Stock Exchange New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Subsection 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐           Accelerated Filer ☐           Non-Accelerated Filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant: $ 71,350,756. This figure is estimated as of June 30, 2005, at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $ 2.32 per share, and assumes that only the Registrant’s officers and directors were affiliates of the registrant.
     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 24, 2006: 34,495,148.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated by reference from portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

PART I
Item 1. Business
GENERAL
     Xanser Corporation (“Xanser” or the “Company”) conducts its principal businesses through subsidiaries in two industry segments, technical services and information technology and government services. The technical services operate through Furmanite Worldwide, Inc., while the information technology and government services segment operate through Xtria LLC. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see “Technical Services.” Xtria LLC (“Xtria”) provides services to the information technology industry and the government contracting industry. Xtria offers products and services that include workflow analysis, data storage solutions, hardware design and implementation, web hosted data processing, network analysis, consulting, research, program and policy analysis, program implementation and program evaluation. and other support services to the healthcare industry and agencies of the state and federal government For additional information see “Information Technology and Government Services.”
     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares.
     On December 31, 2005, Xanser Corporation’s (“Xanser”) wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates, “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG, for an estimated purchase price of approximately $17.4 million, subject to certain adjustments (which have not been finalized) based upon a post-closing determination of GSG’s working capital that was transferred to Furmanite (the “Acquisition”). GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe and Furmanite will integrate the purchased assets and related business activity with its existing technical services business. The transaction was consummated as of the close of business on December 31, 2005.
     In connection with the Acquisition, on December 31, 2005, Furmanite entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased its revolving credit commitment under the Loan Agreement from $25 million to $50 million. On December 31, 2005, Furmanite funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the increased revolver under the Loan Agreement amended by the Second Amendment.
     Immediately following the drawdown to fund the Acquisition, $26.1 million was outstanding under the Loan Agreement as amended by the Second Amendment. The Loan Agreement provides working capital for Furmanite’s technical services group and is without recourse to Xanser. Borrowings under the Loan Agreement bear interest at variable rates (5.8% at December 31, 2005) based on either the LIBOR rate or prime rate at the option of the borrower, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, and cash flow to fixed charges and capital expenditures. At December 31, 2005, Furmanite was in compliance with all covenants under the Loan Agreement as amended by the Second Amendment. The Loan Agreement matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group of Furmanite, the GSG assets acquired in the Acquisition as well as the capital stock of Furmanite’s affiliates holding the GSG assets acquired in the Acquisition.
     Xanser was incorporated in Delaware on January 23, 1953. The Company’s principal operating office is located at 2435 North Central Expressway, Suite 700, Richardson, Texas 75080 and its telephone number is (972) 699-4000.
OPERATING SEGMENTS
     Financial information regarding the Company’s operating segments and foreign operations is presented under the caption “Business Segment Data” in Note 10 to the Company’s consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.
TECHNICAL SERVICES
     The Furmanite group of companies offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite Worldwide, Inc. has evolved into an international service company that provides technical and technology solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970s and 1980s, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest leak sealing and on-site machining companies in the world. The Company acquired Furmanite in 1991 to diversify the Company’s operations and pursue international growth opportunities. For the year ended December 31, 2005, Furmanite’s revenues and operating income were approximately $131.8 million and $10.1 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Products and Services
     Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See “Customers and Markets.” Other services provided by Furmanite include on-site machining, bolting and valve testing and repair on such systems and equipment. These services tend to complement Furmanite’s leak sealing service, since these “turnaround services” are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger design, manufacturing, and repair. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest® system. In performing these services, Furmanite technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2005, 2004 and 2003, under pressure services represented approximately 39%, 43% and 42%, respectively, of Furmanite’s revenues, while turnaround services accounted for approximately 45%, 47% and 48%, respectively, and product sales and other industrial services represented approximately 16%, 10% and 10%, respectively, of Furmanite’s revenues for each of such years.
     Furmanite’s on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite’s techniques and materials are proprietary and some are patented and, the Company believes, they provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite holds approximately 130 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from April 2006 to December 2012. Furmanite’s skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 1,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials to effect the necessary repairs. These efforts are supported by an internal quality control group that works with the on-site technicians in crafting these materials.
Customers and Markets
     Furmanite’s customer base includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 25 countries. Over 80% of Furmanite’s revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers, while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements. No single customer accounted for more than 10% of this segment’s consolidated revenue during any of the past three fiscal years.
     Furmanite believes that it is the most recognized brand in its industry. With its 77-year history, Furmanite’s customer relationships are long-term and worldwide. Furmanite serves its customers from its Richardson, Texas worldwide headquarters and maintains a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates North American offices in the United States in La Place, Louisiana; Charlotte, North Carolina; Houston, Texas; Los Angeles, California; Merrillville, Indiana and Salt Lake City, Utah. Furmanite’s worldwide operations are further supported by offices currently located in Australia, Belgium, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, India, Italy, Japan, Kuwait, Portugal, the United Arab Emirates and Venezuela. Sales by major geographic region for 2005 were 22% for the United States, 61% for Europe and 17% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to the Company’s consolidated financial statements.
     Furmanite’s leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite’s various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during the three years ended December 31, 2005. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite’s proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
Safety, Environmental and Other Regulatory Matters
     Many aspects of Furmanite’s operations are subject to governmental regulation. Federal, state and local authorities of the U.S. and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite’s services and which otherwise affect its operations. Further, because of its international operations, Furmanite is subject to a number of political and economic risks, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, Furmanite’s services are paid, and its operations are typically funded, in the currency of the particular country in which its business activities are conducted. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
INFORMATION TECHNOLOGY AND GOVERNMENT SERVICES
     Xtria is an information technology services provider for the healthcare market and a full service provider to the government markets in focus areas of early childhood education and development. These services are provided through focused offerings of solutions, services and systems. In the healthcare market, Xtria provides managed service solutions for the enterprise solution as well as for the implementation and management of picture archiving and communications systems. For agencies of the federal, state and local government, Xtria provides program and policy analysis, program implementation and program evaluation services. With established intellectual capital and product knowledge, Xtria’s market-focused operations have many years of experience and a track record of success in the healthcare and government markets. For the year ended December 31, 2005, the information services segment’s revenues and operating loss were $22.1 million and $(7.7) million, respectively. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Xtria is headquartered in Richardson, Texas, and maintains offices in Vienna, Virginia; and Frederick, Maryland.
Healthcare Services
     Xtria provides a portfolio of innovative solutions and services to guide healthcare organizations in the preparation for, and implementation of digital information management.
     The increasing demand for the Electronic Health Record is a prime indicator that the digital information age is here. Healthcare organizations must convert all of their disparate data management applications and systems into a cohesive, digital information management of the entire healthcare organization. This is called the “enterprise” solution. Xtria assists healthcare organizations in meeting that challenge by tailoring information technology (IT) solutions that will incorporate that particular healthcare organization’s technical, financial, and cultural requirements so that the dissemination of all information generated in the healthcare organization will following the workflow of that entire organization.
     Xtria’s staff of engineers, physicists, and technicians are experienced in digital imaging systems (e.g., magnetic resonance imaging, computed tomography, and electrocardiography), in digital image storage and retrieval (Picture Archive and Communication Systems (“PACS”), and in Hospital and Radiology Information Systems for historical patient data and demographics. This broad wealth of experience, combined with stellar academic credentials, allows Xtria’s experts to design and recommend quality information management solutions to a client.
     Designing a technology solution only addresses one aspect of many clients’ needs. Not only does Xtria create the blueprint of the healthcare’s organization IT solution, it also offers that organization the service of implementing that solution over any period of time the organization dictates. Xtria’s certified project managers guide installation, acceptance testing, and post-implementation system support to provide a full spectrum of services to healthcare organizations.

     Xtria has been in the healthcare market for many years providing Picture Archival and Communications Systems (PACS) implementations. Xtria’s PACS implementation service provides evaluation of the healthcare organization’s PACS readiness, including a technology assessment, workflow analysis, cost analysis and information systems integration plan, development of a Request For Proposal tailored to the specific needs of the organization, evaluation of vendor submissions and recommendations on technical compliance and pricing, analysis of the top vendors, participation in on-site vendor presentations, and negotiation of final vendor contracts. Upon completion of the installation, Xtria’s PACS implementation system continues to provide assistance by development of a comprehensive transition plan incorporating the digital imaging goals, project timelines and specific milestones necessary to ensure a smooth transition to a digital environment for the healthcare organization. Xtria also provides post-installation system support and testing by its staff of engineers, physicists, and technicians to ensure the system is ready for clinical use and meets the design specifications. Additionally, Xtria provides on-going operational management to ensure peak performance of the PACS.
Government Services
     Xtria’s government business includes a full range of services that support research, program and policy analysis, program implementation, and program evaluation in a range of focus areas, including early childhood education and development, and children, youth and family services. Xtria provides research studies and services, training and technical assistance, conference and event management logistical support services, grant review services and support, as well as tailored solutions in website development and graphic design. Xtria’s expertise lies in providing comprehensive solutions focusing on educational development, early childhood development, child welfare, adoption, foster care and child support programs. Xtria’s knowledge of social services programs helps clients better understand and meet the needs of children and families and evaluate program effectiveness. Xtria’s research services include evaluation, survey development, data collection, primary and secondary data analysis, report preparation, training, and needs-based technical assistance. Through a team of highly skilled experts, with years of substantive experience, Xtria’s government group offers clients the tools and know-how for strengthening funding decisions, enhancing policy development, and improving program implementation and oversight. Xtria also provides information and technical solutions that help organizations and agencies of government become more efficient and competitive by leveraging web-based technologies to improve business processes, program services, and information systems.
ENVIRONMENTAL MATTERS
     Many of the Company’s operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations generally are in compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities. See “Technical Services – Safety, Environmental and Other Regulatory Matters.” As part of the Acquisition, the Company has recorded an undiscounted reserve of approximately $ 1.9 million in environmental liabilities related to remediation costs.
EMPLOYEES
     At December 31, 2005, the Company and its subsidiaries employed 1,047 persons. The Furmanite group of companies employed a total of 945 persons and 91 persons were employed by the Xtria group of companies. As of December 31, 2005, approximately 383 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 108 of Furmanite’s employees in the United Kingdom who are subject to a collective bargaining contract. On January 1, 2006, the Furmanite group of companies added approximately 490 employees in connection with the acquisition of the Flowserve GSG assets. The Company considers relations with its employees to be good.

AVAILABLE INFORMATION
     The Company files annual, quarterly, and other reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). These reports and other information that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Additional information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically with the SEC.
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
RISK FACTORS
Item 1A. Risk Factors.
     A number of factors could materially affect our future results of operations. In addition to those factors identified elsewhere in this report, investors should consider the following:
     Weakness in the refining and chemical industries could adversely affect demand for our technical services.
     A substantial portion of the business of our technical services group depends upon the levels of capital investment and maintenance expenditures in the refining and chemical industries, as well as the power generation and other process industries. The levels of capital and maintenance expenditures by our customers are affected by general economic conditions, conditions in their industries and in their liquidity, as well as cyclical downturns in these industries and fluctuations in oil prices. Weaknesses in the sectors served by our technical services group adversely affect the demand for the services of this group.
     Our information technology and government services group is affected by levels of expenditures of federal, state and local governments and of health care organizations.
     Our information technology and government services group primarily services governmental organizations in the focus areas of early childhood education and development, and provides technology services for the health care market. The level of services we provide to governmental units can be influenced by political and economic factors and the availability of budgeted and funded projects. Health care organizations are subject to increasing government regulations and economic pressures, and funds for projects that use the services of our technology and government services group can be constrained.
     Political conditions in foreign countries in which we operate could adversely affect us.
     Operations in foreign jurisdictions accounted for approximately 78% of the total revenues of our technical services group in the year ended December 31, 2005, and we expect foreign operations to continue to be an important part of this business. Foreign operations are subject to a variety of risks, such as:
•	risks of economic instability;

•	potential adverse changes in taxation policies;

•	disruptions from labor and political disturbances;

•	adverse changes in tariffs or import or export restrictions;

•	war or insurrections; and

•	other adverse changes in the laws or regulations or the host country.

     We may be adversely affected by fluctuations in foreign currency exchange rates and foreign exchange restrictions.
     We are exposed to fluctuations in foreign currencies, which represent a significant portion of our revenue, and certain of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies to which we have exposure are the Euro, British pound and Australian dollar. Based on results of operations for the year ended December 31, 2005, we estimate that a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.0 million and $0.1 million, respectively.
     The competitive position of our technical services group depends in part on its ability to protect its intellectual property.
     The competitive position of our technical services group depends in part upon techniques and materials that are proprietary and, in some cases, patented. Furmanite holds approximately 130 patents and trademarks for its techniques and materials. These patents are registered around the world and expire at various dates ranging to 2012. Although we believe we have taken appropriate steps to protect our intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries in which we operate. In addition, adequate remedies may not be available in the event of an authorized use or disclosure of our trade secrets and proprietary techniques.
     Our products and services are offered in highly competitive markets, which limits our profit margins and our ability to increase market shares.
     The markets for our products and services are highly competitive. We compete against large and well established national and international companies as well as regional and local companies. Our technical services group also competes with the in-house maintenance departments of its customers or potential customers. Competition is based on service, performance and price. If we do not compete successfully, our business and results of operations could be adversely affected.
     Our recent acquisition of assets from Flowserve could present unforeseen integration difficulties or costs.
     The process of integrating acquired operations, including the recently acquired GSG assets, involves a number of challenges including:
•	retention of key employees;

•	conforming accounting systems and controls as well as other company standards, procedures and controls;

•	coordinating operations; and

•	providing additional capital or personnel to support the acquired business.
     If we fail to successfully address these challenges, our business could be adversely affected.
Item 2. Properties
     The properties owned or utilized by the Company and its subsidiaries are generally described in Item 1 of this Report and Note 5 to the Company’s consolidated financial statements. Additional information concerning the obligations of the Company and its subsidiaries for lease and rental commitments is presented under the caption “Commitments and Contingencies” in Note 9 to the Company’s consolidated financial statements. Such descriptions and information are hereby incorporated by reference into this Item 2.
     The Company’s corporate headquarters is located in an office building in Richardson, Texas, pursuant to a lease agreement that expires in 2007. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for two properties located in the United Kingdom, which are owned by Furmanite.

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
Item 4. Submission of Matters to a Vote of Security Holders
     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2005.
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
     Shares of the Company’s Common Stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol XNR. Prior to the Distribution of KSL on June 29, 2001, the Company’s Common Stock was traded on the NYSE under the symbol KAB. At March 24, 2006, there were approximately 2,317 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

	Quoted Stock Prices
	for XNR
Calendar Year	High	Low
2004:
First Quarter	$2.65	$2.25
Second Quarter	2.77	2.40
Third Quarter	2.55	2.23
Fourth Quarter	3.10	2.43

2005:
First Quarter	$3.65	$2.72
Second Quarter	3.26	1.80
Third Quarter	3.25	2.26
Fourth Quarter	3.24	2.82

2006:
First Quarter	$4.93	$3.02
(through March 25, 2006)
     The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite contain restrictions on the respective subsidiary’s ability to pay dividends or distributions to the Company, if an event of default exists. At December 31, 2005, the Company was in compliance with all debt covenants to which it is subject under its credit facilities.

Item 6. Summary Historical Financial Data
     The following selected financial data (in thousands, except per share amounts) is derived from the Company’s Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this report. The Company has not declared a dividend on its Common Stock for any of the periods presented.

	Year Ended December 31,
	2005	2004	2003		2002	2001
Income Statement Data:

Revenues	$153,881	$145,687	$135,720		$131,436	$144,704

Operating income (loss)	$(891)	$4,959	$(3,367)		$(4,207)	$5,429

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(1,271)	$4,144	$(4,380)		$(5,511)	$9,349

Income tax benefit (expense)	(2,995)	(1,748)	(8,725	) (b)	3,269	13,039	(c)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(4,266)	2,396	(13,105)		(2,242)	22,388

Cumulative effect of change in accounting principle–adoption of new accounting standard for goodwill, net of income taxes	—	—	—		(45,269)	—

Income (loss) from continuing operations	(4,266)	2,396	(13,105)		(47,511)	22,388

Income from discontinued operations - businesses distributed to common Stockholders	—	—	—		—	3,337	(a)

Net income (loss)	$(4,266)	$2,396	$(13,105)		$(47,511)	$25,725

(a)	As a result of the June 2001 Distribution of Kaneb Services LLC (See Note 1 to the Consolidated Financial Statements), the Company’s pipeline, terminaling and product marketing businesses were reclassified as “Discontinued operations – businesses distributed to common stockholders”.

(b)	Includes a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior year tax losses that are available to offset future taxable income (see Note 3 to Consolidated Financial Statements).

(c)	Includes $18.1 million in tax benefits resulting from recapitalization of a foreign subsidiary.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Per Share Data:
Earnings (loss) per common share:
Basic:
Continuing operations:
Before cumulative effect of change in accounting principle	$(0.13)	$0.07	$(0.41)	$(0.07)	$0.68
Cumulative effect of change in accounting principle	—	—	—	(1.38)	—

	(0.13)	0.07	(0.41)	(1.45)	0.68
Discontinued operations	—	—	—	—	0.10

Earnings (loss) per common share	$(0.13)	$0.07	$(0.41)	$(1.45)	$0.78

Diluted:
Continuing operations:
Before cumulative effect of change in accounting principle	$(0.13)	$0.07	$(0.41)	$(0.07)	$0.64
Cumulative effect of change in accounting principle	—	—	—	(1.38)	—

		0.07	(0.41)	(1.45)	0.64
Discontinued operations	—	—	—	—	0.10

Earnings (loss) per common share	$(0.13)	$0.07	$(0.41)	$(1.45)	$0.74

	December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$21,526	$21,598	$21,240	$25,624	$29,545
Working capital	57,154	47,075	44,103	47,055	71,789
Total assets	136,478	111,920	104,790	127,647	186,219
Long-term debt, less current portion	31,739	17,498	20,457	28,409	37,801
Stockholders’ equity	51,304	55,890	52,452	61,549	115,506

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with the Consolidated Financial Statements of Xanser Corporation and notes thereto included elsewhere in this report.
OVERVIEW
     The Company, formed in 1953, conducts its principal businesses in two industry segments, technical services and information technology and government services.
     The Company’s technical services business, which is conducted through its Furmanite group of subsidiaries, offers specialized technical services to an international base of clients located in the United States, Europe and Asia Pacific regions. Technicians are mobilized to perform work in areas where there is not an established office. The technical services business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the division provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair.
     The Company’s information technology and government services business, Xtria, provides services and related products to the healthcare industry and various governmental agencies. The segment’s primary business is information technology services, including application software, hardware, web hosted data processing, networking, consulting and support services.
CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share amounts)
Revenues	$153,881	$145,687	$135,720

Operating income (loss)	$(891)	$4,959	$(3,367)

Income (loss) before income taxes	$(1,271)	$4,144	$(4,380)

Net income (loss)	$(4,266)	$2,396	$(13,105)

Earnings (loss) per common share:
Basic:	$(0.13)	$0.07	$(0.41)

Diluted:	$(0.13)	$0.07	$(0.41)

Capital expenditures (excluding acquisition)	$4,215	$4,533	$3,311

     For the year ended December 31, 2005, consolidated revenues increased by $8.2 million, or 6%, when compared to 2004, due to a $13.4 million increase in revenues from the technical services business, offset by a $5.2 million decrease in revenues from the information technology and government services business. The 2005 increase in technical services revenues was due to an increased sales and marketing effort (see “Technical Services” below). The 2005 decrease in information technology and government services revenues was mostly due to a $3.7 million decrease in financial and insurance services revenues (see “Information Technology and Government Services” below).

     Consolidated operating income decreased by $5.9 million in 2005, when compared to 2004, due primarily to a $8.1 million decrease in operating income from the information technology and government services business, partially offset by a $2.2 million increase in operating income from the technical services business. The increase in technical services operating income was due to overall higher revenue levels and improved operating margins. The decrease in information technology and government services operating income was the result of the lower revenues and an increase in operating costs.
     Net income before income taxes decreased by $5.4 million in 2005, when compared to 2004, due to overall higher operating costs. Net loss was $4.3 million for the year ended December 31, 2005, compared to a net income of $2.4 million in 2004.
     For the year ended December 31, 2004, consolidated revenues increased by $10.0 million, or 7%, when compared to 2003, due to a $17.4 million increase in revenues from the technical services business, partially offset by a $7.4 million decrease in revenues from the information technology and government services business. The 2004 increase in technical services revenues was due to an increased sales and marketing effort coupled with favorable foreign currency exchange rates (see “Technical Services” below). The 2004 decrease in information technology and government services revenues was due to lower revenues from certain non-performing operations which were closed in late 2003, partially offset by an increase in healthcare revenues (see “Information Technology and Government Services” below).
     Consolidated operating income increased by $8.3 million in 2004, when compared to 2003, due primarily to a $1.4 million increase in operating income from the technical services business and a $6.9 million increase in operating income from the information technology and government services business. The increase in technical services operating income was due to overall higher revenue levels and operating margins and the effect of favorable foreign currency exchange rates. The increase in information technology and government services operating income was primarily the result of the effects of closing the non-performing operations in late 2003 and overall lower general and administrative costs.
     Net income before income taxes increased by $8.5 million in 2004, when compared to 2003, due to the overall increase in operating income and decreases in interest expense (see “Interest Expense” below). Net income was $2.4 million for the year ended December 31, 2004, compared to a net loss of $13.1 million in 2003, which includes a non-cash accounting adjustment related to deferred taxes of $12.1 million.
TECHNICAL SERVICES

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
United States	$29,415	$27,769	$23,285
Europe	79,767	73,069	62,995
Asia-Pacific	22,639	17,577	14,738

	$131,821	$118,415	$101,018

Operating income (loss):
United States	$509	$(459)	$(1,688)
Europe	9,646	8,152	7,756
Asia-Pacific	3,211	2,480	2,147
Headquarters	(3,252)	(2,294)	(1,878)

	$10,114	$7,879	$6,337

Capital expenditures (excluding acquisition)	$2,851	$2,927	$1,897

     For the year ended December 31, 2005, technical services revenues increased by $13.4 million, or 11%, when compared to 2004, due to increased sales and marketing efforts. In the United States, revenues increased by $1.6 million, or 6%, when compared to 2004, due to increased sales and marketing efforts and increases in turnaround and other process plant services performed periodically at the request of customers. In Europe, revenues increased by $6.7 million, or 9%, when compared to 2004, due to increases in other process plant and product sales. Asia-Pacific revenues increased by $5.1 million, or 29%, when compared to 2004, due to increases in turnaround and underpressure services and product sales. The effect of foreign currency exchange rates on 2005 technical services revenues was less than 1%.
     Overall, 2005 technical services operating income increased by $2.2 million, or 28%, when compared to 2004. In the United States, the operating income increased by $1.0 million, when compared to 2004, due to overall higher revenues. In Europe and Asia-Pacific, operating income increased by $1.5 million, or 18%, and $0.7 million, or 29%, respectively, due to mostly higher revenue levels. Foreign currency exchange rates had little impact on 2005 operating income.
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
INFORMATION TECHNOLOGY AND GOVERNMENT SERVICES

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues	$22,060	$27,272	$34,702

Operating income (loss)	$(7,747)	$342	$(6,518)

Capital expenditures	$1,364	$1,606	$1,309

     For the year ended December 31, 2005, information technology and government services revenues decreased by $5.2 million, or 19% compared with 2004, due to lower revenues in all services. As the Company continued to refocus its revenue efforts on higher margin services offerings in 2005, software, technology and other assets related to a product line not consistent with future services offerings were sold or written off and leased facilities not supporting those future services offerings were consolidated or closed. Revenues from those business activities decreased by $3.7 million in 2005, compared with the prior year, and the net aggregate effect of these transactions was a gain of $0.8 million in 2005.
     Overall, operating income for the information technology and government services operations decreased by $8.1 million in 2005, when compared to 2004, due to lower revenues and higher operating costs. The decrease in revenue was due to existing low margin service contracts, discussed above, which consequently contributed to increase operating costs as a result of terminating several supporting contractual arrangements. Management will continue to review the performance of the information technology and government services during the remainder of 2006 with a view to effecting further operational changes to eliminate losses from these operations.
     For the year ended December 31, 2004, information technology and government services revenues decreased by $7.4 million, or 21% when compared to 2003, due primarily to the Company’s strategic decision to close non-performing operations in the fourth quarter of 2003, partially offset by an overall increase in government solutions and healthcare solutions revenues. Revenues for the year ended December 31, 2003 included approximately $13.6 million for communication-related installation services and low-margin government service and equipment sales operations, as well as certain other non-profitable operations, closed in 2003. Government solutions and healthcare solutions revenues increased by $4.0 million and $3.1 million, respectively, when compared to 2003, due to additional work related to new contracts.
     Overall, operating income for the information technology and government services operations increased by $6.9 million in 2004, when compared to 2003, due to the inclusion in 2003 of $3.5 million of write-downs and termination costs and the losses from the non-performing operations exited in late 2003, overall lower administrative costs, and the increase in government solutions and digital healthcare revenues. Operating income for the year ended December 31, 2004 includes approximately $1.0 million related to favorable developments pertaining to the resolution of certain contingencies related to the Company’s intellectual property.
GENERAL AND ADMINISTRATIVE EXPENSE
     General and administrative expense includes compensation and benefits paid to corporate officers and employees, certain insurance, legal, tax, financial reporting and other administrative costs, including costs of maintaining a public company, which are not related to specific business segments. For the year ended December 31, 2005, general and administrative expense was approximately $3.3 million, which is comparable to 2004.
     For the year ended December 31, 2004, general and administrative expense was approximately $3.3 million, an increase of $0.1 million from the prior year, due primarily to an increase in insurance costs.
INTEREST EXPENSE
     For the year ended December 31, 2005, interest expense increased by $0.1 million, when compared to 2004, due to an increase in interest rates on variable rate borrowings (see “Liquidity and Capital Resources”), partially offset by reductions in debt .
     For the year ended December 31, 2004, interest expense decreased by $0.3 million, compared to 2003, due to reductions in debt (see “Liquidity and Capital Resources”), partially offset by an overall increase in interest rates on variable rate borrowings.
INCOME TAXES
     During the fourth quarter of 2003, the Company, pursuant to an evaluation performed in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”, recorded a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior years’ tax losses (net operating loss carryforwards) that are available to offset future taxable income. Based on the Company’s continued uncertainty regarding the generation of future taxable income, all domestic federal tax benefits recorded for the years ended December 31, 2005 and 2004 are fully offset by a corresponding change in valuation allowance.

     Prior to December 31, 2003, the Company recognized a full federal and state income tax expense or benefit for income or losses generated by its domestic operations. Federal and state benefits recorded for the year ended December 31, 2003 aggregated $4.5 million (before a $12.1 million change in valuation allowances).
     Income tax benefit differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions.
LIQUIDITY AND CAPITAL RESOURCES
     Cash provided by operating activities was $.4 million, $6.0 million and $4.9 million during the years 2005, 2004 and 2003, respectively. The decrease in 2005 operating cash flows, when compared to 2004, was due to decreases in information technology and government services revenues coupled with increases in operating costs. The increase in 2004 operating cash flows, when compared to 2003, was due to overall increases in technical services revenues and operating income and information technology and government services operating income, combined with normal changes in working capital requirements resulting from the timing of cash receipts and disbursements.
     Capital expenditures for continuing operations (excluding acquisitions) were $4.2 million, $4.5 million and $3.3 million for the years ended December 31, 2005, 2004 and 2003, respectively. Consolidated capital expenditures for 2006 have been budgeted at $3 million to $5 million, depending on the economic environment and the needs of the businesses. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services in the technical services and information services businesses, local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2006 or thereafter. Capital expenditures in 2006 (excluding business acquisitions) are expected to be funded from existing cash and anticipated cash flows from operations.
     On December 31, 2005, Xanser Corporation’s (“Xanser”) wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG, for an estimated purchase price of approximately $17.4 million, subject to certain adjustments (which have not been finalized) based upon a post-closing determination of GSG’s working capital that was transferred to Furmanite (the “Acquisition”). GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
     In connection with the Acquisition, on December 31, 2005, Furmanite entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased its revolving credit commitment under the Loan Agreement from $25 million to $50 million. On December 31, 2005, Furmanite funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the increased revolver under the Loan Agreement amended by the Second Amendment.
     Immediately following the drawdown to fund the Acquisition, $26 million was outstanding under the Loan Agreement as amended by the Second Amendment. The Loan Agreement provides working capital for Furmanite’s technical services group and is without recourse to Xanser. Borrowings under the Loan Agreement bear interest at variable rates (5.8% at December 31, 2005) based on either the LIBOR rate or prime rate at the option of the borrower, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, and cash flow to fixed charges and capital expenditures. At December 31, 2005, Furmanite was in compliance with all covenants under the Loan Agreement as amended by the Second Amendment. The Loan Agreement matures in January 2010 and is secured by substantially all of the tangible assets of Furmanite, the GSG assets acquired in the Acquisition as well as the capital stock of Furmanite’s affiliates holding the GSG assets acquired in the Acquisition.
     The Company’s 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2005 and 2004) are convertible into shares of the Company’s common stock at the conversion price of $5.26 per share. On March 1, 2002, the Company purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures until their final maturity in 2008.
     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. At December 31, 2005, $6.5 million was recorded in current assets as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
     The following is a schedule by period of the Company’s debt repayment obligations and material contractual commitments at December 31, 2005:

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years
	(in thousands)
Debt:
Technical services credit facility	$26,126	$—	$—	$26,126	$—
Parent company convertible subordinated debentures	5,000	—	5,000	—	—

	31,126	—	5,000	26,126	—

Capital leases	1,091	496	592	3	—

Debt subtotal	32,217	496	5,592	26,129	—

Interest on debt	7,050	1,955	5,095	—	—

Debt and interest total	39,267	2,451	10,687	26,129	—

Other contractual commitments:
Pension Plan contributions	8,690	790	2,370	1,580	3,950
Operating leases	11,957	4,185	5,062	2,710	—

Total	$59,914	$7,426	$18,119	$30,419	$3,950

     Interest on debt is calculated based on outstanding balances, using interest rates in effect at December 31, 2005. Estimated annual pension plan contributions are assumed to be consistent with current expected contribution levels.

OFF-BALANCE SHEET TRANSACTIONS
     The Company was not a party to any off-balance sheet transactions at December 31, 2005, or for any of the years ended December 31, 2005, 2004 or 2003.
INFLATION AND CHANGING PRICES
     The Company does not operate or conduct business in hyper-inflationary countries nor enter into a long term supply contracts that may impact margins due to inflation. Changes in prices of goods and services are reflected on proposals, bids or quotes submitted to customers.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
     The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements.
     Critical accounting policies are those that are most important to the portrayal of our financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies pertain to revenue recognition, allowance for doubtful accounts, the impairment of excess of cost over fair value of net assets of acquired businesses and income taxes. Critical accounting policies are discussed regularly (at least quarterly) with the Company’s Audit Committee.
     Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, as amended by SAB No. 104.
     The technical services segment’s revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2005.
     The information technology and government services segment’s revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The accounting policies for revenue recognition in the information technology and government services segment comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. ETIF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under cost-plus, fixed or award-fee cost contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned.
     The Company’s technical services and information technology and government services businesses evaluate and adjust allowances for doubtful accounts receivable through a continuous process of assessing accounts receivable balances on individual customers and on an overall basis. This process consists of, among other tasks, a review of historical collection experience, current aging status and financial condition of customers. As this process involves a significant amount of judgment and estimation, and sometimes involves significant dollar amounts, actual write-offs could differ from estimated amounts, which could have a material effect on the results of operations of the Company.
     Effective January 1, 2002, the Company adopted SFAS No. 142, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of December 31, 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2005, 2004 and 2003, no additional impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur (up to the current goodwill carrying value of $13.8 million), which could have a material effect on the results of operations of the Company.
     At December 31, 2005, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company’s federal and state net deferred tax assets (see Note 3 to the Company’s Consolidated Financial Statements). The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur (up to the current valuation allowance of $21.1 million), which could have a material effect on the results of operations of the Company.
RECENT ACCOUNTING PRONOUNCEMENT
     In December of 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. The Company has evaluated the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has elected to adopt the modified prospective method for SFAS No. 123R which will be effective for the Company beginning in the first quarter of 2006.
      Through December 31, 2005, the Company accounted for share-based payments to employees using Option No. 25’s intrinsic value method, and as such, generally recognized no compensation cost for employees stock options. Accordingly, the adoption of Statement No. 123R’s fair value method will reduce the results of operations, but will not have a material impact on our overall financial position. The impact of the adoption of Statement 123R on the unvested options outstanding at December 31, 2005 will result in approximately $488,000 in expense over the remaining vesting period of approximately five years.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
     The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $26.1 million at December 31, 2005, a one percent increase in interest rates would increase annual interest expense by approximately $0.3 million.
     A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates (see Item 7 “Technical Services”). Based on annual 2005 foreign currency-based revenues and operating income of $102.4 million and $12.9 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.0 million and $0.1 million, respectively.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures.
     Xanser Corporation’s principal executive officer and principal financial officer, after evaluating as of December 31, 2005, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
     During the fourth quarter of 2005, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation.
PART III
     The information required by Items 10, 11, 12, 13 and 14 of Form 10-K is hereby incorporated by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2005.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Beginning
Page
(a) (1) Financial Statements

Set forth below are financial statements appearing in this report.

Xanser Corporation and Subsidiaries Financial Statements:
Reports of Independent Registered Public Accounting Firms	F - 1
Consolidated Statements of Operations – Three Years Ended December 31, 2005, 2004 and 2003	F - 3
Consolidated Balance Sheets – December 31, 2005 and 2004	F - 4
Consolidated Statements of Cash Flows – Three Years Ended December 31, 2005, 2004 and 2003	F - 5
Consolidated Statements of Changes in Stockholders’ Equity – Three Years Ended December 31, 2005, 2004 and 2003	F - 6
Notes to Consolidated Financial Statements	F - 7

(a) (2) Financial Statement Schedules

Set forth are the financial statement schedules appearing in this report.

Schedule I – Xanser Corporation (Parent Company) Condensed Financial Statements:
Statements of Operations – Three Years Ended December 31, 2005, 2004 and 2003	F - 28
Balance Sheets – December 31, 2005 and 2004	F - 29
Statements of Cash Flows – Three Years Ended December 31, 2005, 2004 and 2003	F - 30

Schedule II – Xanser Corporation Valuation and Qualifying Accounts –
Three Years Ended December 31, 2005, 2004 and 2003	F - 31
     Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

(a) (3) List of Exhibits

2.1	Asset Purchase Agreement, dated December 31, 2005, among Flowserve US Inc., IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company, Flowserve Belgium N.V., Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA, Furmanite Worldwide, Inc. and Furmanite GSG B.V., filed as Exhibit 2.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	By-laws of the Registrant, as amended and restated March 10, 2005, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.2	Indenture between Moran Energy Inc. (“Moran”) and First City National Bank of Houston (“First City”), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran’s Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.3	First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.5 above, filed as Exhibit 4.7 of the Registrant’s Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

10.1*	Xanser Corporation (formerly Kaneb Services, Inc.) Savings Investment Plan, as amended, filed as Exhibit 4.10 of the exhibits to the Registrant’s Registration Statement on Form S-8 (“Form S-8”) (S.E.C. File No. 33-41295) as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14067), and as Exhibit 4.9 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-83968), which exhibits are hereby incorporated by reference.

10.2*	Xanser Corporation (formerly Kaneb Services, Inc.) 1994 Stock Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 33-54027), as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, and as Exhibit 10.1 to the exhibits of the Registrant’s Form 10-Q for the period ended June 30, 2003, which exhibits are hereby incorporated by reference.

10.3*	Xanser Corporation (formerly Kaneb Services, Inc.) Deferred Stock Unit Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-08725) as Exhibit 10.1 to the exhibits of the Registrant’s Current Report on Form 8-K (“Form 8-K”), and as Exhibits 4.9 and 4.10 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-83970), which exhibits are hereby incorporated by reference.

10.4*	Kaneb Services, Inc. 1996 Supplemental Deferred Compensation Plan, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-08727), and as Exhibit 10.2 to the Exhibits of the Registrant’s Form 8-K, which exhibits are hereby incorporated by reference.

10.5*	Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 33-58981), which exhibit is hereby incorporated by reference.

10.6*	Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.7*	Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-22109), and as supplemented, filed as Exhibit 4.2 to the Exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-60195), and as Exhibit 10.1 to the Exhibits of the Registrant’s Form 8-K, which exhibits are hereby incorporated by reference.

10.8*	Kaneb Services, Inc. Non-Employee Directors Deferred Stock Unit Plan, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-08723), and as Exhibit 10.3 to the Exhibits of the Registrant’s Form 8-K, which exhibits are hereby incorporated by reference.

10.9*	Kaneb Services, Inc. 1994 Stock Option Agreements, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-34489), which exhibits are hereby incorporated by reference.

10.10*	Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant’s Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.11*	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 1999, which exhibit is hereby incorporated by reference.

10.12	Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, filed as Exhibit 10.8 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1994; Exhibit 10.12 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1996; Exhibit 10.12 of the Registrant’s Form 10-K for the year ended December 31, 1997; and, Exhibit 10.13 of the Registrant’s Form 10-K for the year ended December 31, 1999, which exhibits are hereby incorporated by reference.

10.13	Second Amendment, dated as of December 31, 2005, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent, filed as Exhibit 10.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

10.14*	Amendment, Freeze and Termination Agreement to the Xanser Corporation Deferred Stock Unit Plan, filed as Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2005, filed herewith.

10.15*	Amendment, Freeze and Termination Agreement to the Xanser Corporation 1996 Supplemental Deferred Compensation Plan, filed as Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2005, filed herewith.

10.16*	Amendment, Freeze and Termination Agreement to the Xanser Corporation Non-Employee Directors’ Deferred Stock Unit Plan, filed as Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2005, filed herewith.

21	List of subsidiaries of the Registrant, filed herewith.

23.1	Consent of Grant Thornton LLP, filed herewith.

23.2	Consent of KPMG LLP, filed herewith.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

*	Denotes management contracts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
 Xanser Corporation:
We have audited the accompanying consolidated balance sheets of Xanser Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xanser Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related financial statement Schedules I and II are presented for purposes of additional analysis and are not a required part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.
Grant Thornton LLP
Dallas, Texas
March 27, 2006

================================================================================

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Xanser Corporation:
We have audited the consolidated financial statements of Xanser Corporation and its subsidiaries as of and for the year ended December 31, 2003, as listed in the index appearing under Item 15(a) (1). In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedules as of and for the year ended December 31, 2003, as listed in the index appearing under Item 15(a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedules based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xanser Corporation and its subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material aspects, the information set forth therein.

KPMG LLP

Dallas, Texas
February 25, 2004

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
Revenues:

Services	$146,975,000	$138,697,000	$120,790,000
Products	6,906,000	6,990,000	14,930,000

Total revenues	153,881,000	145,687,000	135,720,000

Costs and expenses:

Operating costs	141,310,000	129,058,000	116,503,000
Cost of products sold	7,459,000	4,856,000	13,538,000
Depreciation and amortization	3,514,000	3,552,000	5,860,000
General and administrative	3,258,000	3,262,000	3,186,000
Other	(769,000)	—	—

Total costs and expenses	154,772,000	140,728,000	139,087,000

Operating income (loss)	(891,000)	4,959,000	(3,367,000)

Interest income	660,000	174,000	260,000

Interest expense	(1,040,000)	(989,000)	(1,273,000)

Income (loss) before income taxes	(1,271,000)	4,144,000	(4,380,000)

Income tax expense	(2,995,000)	(1,748,000)	(8,725,000)

Net income (loss)	$(4,266,000)	$2,396,000	$(13,105,000)

Earnings (loss) per common share – basic and diluted:	$(0.13)	$0.07	$(0.41)

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$21,526,000	$21,598,000
Accounts receivable, trade (net of allowance for doubtful accounts of $1,493,000 in 2005 and $667,000 in 2004)	50,396,000	35,470,000
Receivable from businesses distributed to common stockholders	6,484,000	6,699,000
Inventories	17,290,000	9,131,000
Prepaid expenses and other current assets	5,513,000	5,283,000

Total current assets	101,209,000	78,181,000

Property and equipment	41,748,000	46,571,000
Less accumulated depreciation and amortization	24,628,000	32,933,000

Net property and equipment	17,120,000	13,638,000

Excess of cost over fair value of net assets of acquired businesses	13,802,000	13,802,000
Deferred income taxes and other assets	4,347,000	6,299,000

Total Assets	$136,478,000	$111,920,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$478,000	$524,000
Accounts payable	14,672,000	5,416,000
Accrued expenses and other current liabilities	21,673,000	17,557,000
Accrued income taxes	7,232,000	7,609,000

Total current liabilities	44,055,000	31,106,000

Long-term debt, less current portion:
Technical services	26,561,000	12,250,000
Information technology and government services	178,000	248,000
Parent company	5,000,000	5,000,000

Total long-term debt, less current portion	31,739,000	17,498,000

Other liabilities	9,380,000	7,426,000

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Common stock, without par value. Authorized, 60,000,000 shares; issued, 38,805,695 in 2005 and 37,353,755 shares in 2004	4,507,000	4,335,000
Additional paid-in capital	124,481,000	126,550,000
Treasury stock, at cost	(20,028,000)	(26,180,000)
Retained earnings (accumulated deficit)	(50,565,000)	(46,299,000)
Accumulated other comprehensive income (loss)	(7,091,000)	(2,516,000)

Total stockholders’ equity	51,304,000	55,890,000

Total liabilities and stockholders’ equity	$136,478,000	$111,920,000

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$(4,266,000)	$2,396,000	$(13,105,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,514,000	3,552,000	4,272,000
Provision for doubtful accounts	1,050,000	285,000	979,000
Gain on sale of assets	(2,102,000)	—	—
Other non-cash expenses	1,333,000	—	—
Deferred income taxes	(80,000)	(1,061,000)	7,863,000
Write-down of software costs	—	—	2,338,000
Write-down of inventories	—	206,000	500,000
Changes in operating assets and liabilities — net of business acquisition:
Accounts receivable	309,000	(3,853,000)	3,327,000
Inventories	(1,513,000)	(640,000)	(773,000)
Prepaid expenses and other	234,000	(1,101,000)	1,079,000
Accounts payable and accrued expenses	2,036,000	7,062,000	(2,178,000)
Other, net	(92,000)	(832,000)	587,000

Net cash provided by operating activities	423,000	6,014,000	4,889,000

Investing activities:
Capital expenditures	(4,215,000)	(4,533,000)	(3,311,000)
Net assets of business acquired	(18,793,000)	—	—
Proceeds from sale of assets	5,400,000	—	—
Other, net	(415,000)	1,214,000	1,363,000

Net cash used in investing activities	(18,023,000)	(3,319,000)	(1,948,000)

Financing activities:
Issuance of debt	17,056,000	1,836,000	330,000
Payments on debt	(1,948,000)	(5,421,000)	(8,278,000)
Common stock issued	2,770,000	78,000	9,000
(Increase) decrease in receivable from businesses distributed to common stockholders	215,000	865,000	(152,000)

Net cash provided by financing activities	18,093,000	(2,642,000)	(8,091,000)

Effect of exchange rate changes on cash	(565,000)	305,000	766,000

Increase (decrease) in cash and cash equivalents	(72,000)	358,000	(4,384,000)
Cash and cash equivalents at beginning of year	21,598,000	21,240,000	25,624,000

Cash and cash equivalents at end of year	$21,526,000	$21,598,000	$21,240,000

Supplemental cash flow information:
Cash paid for interest	$987,000	$952,000	$1,534,000

Cash paid for income taxes	$1,953,000	$2,546,000	$1,899,000

Estimated working capital adjustment related to acquisition (Note 2)	$1,407,000	—	—

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
				Earnings	Other
	Common	Additional	Treasury	(Accumulated	Comprehensive	Comprehensive
	Stock	Paid-In Capital	Stock	Deficit)	Income (Loss)	Income (Loss)
Balance at January 31, 2003	$4,333,000	$126,675,000	$(26,390,000)	$(35,590,000)	$(7,479,000)
Net income (loss)	—	—	—	(13,105,000)	—	$(13,105,000)
Common stock issued	—	(153,000)	123,000	—	—	—
Deferred stock units, vested	—	39,000	—	—	—	—
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	1,147,000	1,147,000
Foreign currency translation adjustment	—	—	—	—	2,852,000	2,852,000

Comprehensive income (loss)						$(9,106,000)

Balance at December 31, 2003	4,333,000	126,561,000	(26,267,000)	(48,695,000)	(3,480,000)
Net income	—	—	—	2,396,000	—	$2,396,000
Common stock issued	2,000	(50,000)	87,000	—	—	—
Deferred stock units, vested	—	39,000	—	—	—	—
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	(445,000)	(445,000)
Foreign currency translation adjustment	—	—	—	—	1,409,000	1,409,000

Comprehensive income (loss)						$3,360,000

Balance at December 31, 2004	4,335,000	126,550,000	(26,180,000)	(46,299,000)	(2,516,000)
Net loss	—	—	—	(4,266,000)	—	$(4,266,000)
Common stock issued	172,000	507,000	3,050,000	—	—	—
Deferred stock units, distributed	—	(2,576,000)	3,102,000	—	—	—
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	(1,183,000)	(1,183,000)
Foreign currency translation adjustment	—	—	—	—	(3,392,000)	(3,392,000)

Comprehensive income (loss)						$(8,841,000)

Balance at December 31, 2005	$4,507,000	$124,481,000	$(20,028,000)	$(50,565,000)	$(7,091,000)

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          Nature of Operations and Basis of Presentation
          Xanser Corporation (“Xanser” or the “Company” or “Parent”) conducts its principal businesses through subsidiaries in two industry segments, technical services and information technology and government services. The technical services operate through Furmanite Worldwide, Inc., while the information technology and government services segment operate through Xtria LLC. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. Xtria LLC (“Xtria”) provides services to the information technology industry and the government contracting industry. Xtria offers products and services that include workflow analysis, data storage solutions, hardware design and implementation, web hosted data processing, network analysis, consulting, research, program and policy analysis, program implementation and program evaluation and other support services to the healthcare industry and agencies of the state and federal government.
          The consolidated financial statements include the accounts of Xanser and its wholly-owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.
          On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline and terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. At December 31, 2005, $6.5 million was recorded in current assets as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
          Cash and Cash Equivalents
          The Company’s policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. The Company does not have any derivative financial instruments.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Allowance for Doubtful Accounts Receivable
     The Company regularly evaluates and adjusts allowances for doubtful accounts receivable based on a combination of write-off history, aging analysis, and information available on specific accounts.
     Changes in the allowance for doubtful accounts receivable for the years ended December 31, 2005, 2004 and 2003 are as follows:

Allowance for doubtful accounts receivable at January 1, 2003	$1,500,000

Charged to costs and expenses	979,000
Charged to other accounts	43,000
Deductions	(1,339,000)

Allowance for doubtful accounts receivable at December 31, 2003	1,183,000

Charged to costs and expenses	285,000
Charged to other accounts	17,000
Deductions	(818,000)

Allowance for doubtful accounts receivable at December 31, 2004	667,000

Charged to costs and expenses	1,050,000
Deductions	(224,000)

Allowance for doubtful accounts receivable at December 31, 2005	$1,493,000

     Inventories
          Substantially all of the Company’s inventory balances at December 31, 2005 and 2004 consists of consumable materials and supplies used in the process of providing technical services to customers. Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality and carrying cost is reduced accordingly, if the review indicates a reduction in value is required. Inventories at December 31, 2005 and 2004 consisted of the following:

	2005	2004
Raw materials and supplies	$14,882,000	$9,131,000
Work-in-process	1,422,000	—
Finished goods	986,000	—

Total inventories	$17,290,000	$9,131,000

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

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under SFAS No. 144, the carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that an impairment may exist, using undiscounted future cash flows. To the extent impairment is indicated to exist, an impairment loss will be recognized based on fair value.
          Capitalized Software
          Costs incurred to purchase or develop computer software to be sold or leased is capitalized in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. Under SFAS No. 86, amortization expense is based on current and projected revenues for each capitalized product, with an annual minimum equal to the straight-line method of amortization over the product’s remaining estimated economic life. For the year ended December 31, 2003, amortization expense totaled $2.0 million. The Company had no unamortized software costs capitalized at December 31, 2005 and 2004.
          Revenue Recognition
          Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, as amended by SAB No. 104.
          The technical services segment’s revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2005.
          The information technology and government services segment’s revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The accounting policies for revenue recognition in the information technology and government services segment comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. ETIF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under cost-plus, fixed or award-fee cost contracts, revenues are recognized as costs are incurred and include an estimate of applicable fees earned.
          Foreign Currency Translation
          The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The Company has no foreign subsidiaries subject to foreign exchange restrictions.
          Comprehensive Income
          The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”, for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company’s financial position or results of operations. At December 31, 2005 and 2004, accumulated other comprehensive income (loss) consists of cumulative foreign currency translation of $(0.5) million and $2.9 million, respectively, and minimum pension liability for subsidiaries (see Note 4) of $(6.6) million and $(5.4) million, respectively.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Excess of Cost Over Fair Value of Net Assets of Acquired Businesses
          The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually at year end or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of a reporting unit’s carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2005, 2004 and 2003, no impairment charge was required. There were no changes in the $13.8 million carrying amount of the excess of cost over fair value of net assets of acquired businesses during the three years ended December 31, 2005.
Stock Option Plans
          In December of 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. The Company has evaluated the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The alternatives for transition include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock as the requisite service is rendered beginning with the first quarter of adoption. The modified retrospective method requires recording compensation expense for stock options and restricted stock beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The Company has elected to adopt the modified prospective method for SFAS No. 123R which will be effective for the Company beginning in the first quarter of 2006.
          Through December 31, 2005, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method, and, as such, generally recognized no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123R’s fair value method will reduce the results of operations, but will not have a material impact on our overall financial position. The impact of the adoption of Statement 123R on the unvested options outstanding at December 31, 2005 will result in approximately $488,000 in expense over the remaining vesting period of approximately five years.
          Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company’s common stock sooner than they could have under their original grants. Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The impact of early vesting of the options on net loss was not significant.
          In accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, for 2005, the Company has applied APB Opinion 25 and related interpretations in accounting for its stock option plans and, accordingly, did not recognize compensation cost based on the fair value of the options granted at grant date as

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prescribed by SFAS No. 123. The Company also applies the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. The Black-Scholes option pricing model has been used to estimate the value of stock options issued, and the assumptions in the calculations under such model include stock price standard deviation or volatility ranging from 35.6% to 38.2% for the year ended December 31, 2005, 35.5% to 35.8% for the year ended December 31, 2004 and 36.2% to 36.3% for the year ended December 31, 2003, based on weekly average variances of the stock for the five year period preceding issuance, a risk-free rate of return ranging from 3.92% to 4.22% for the year ended December 2005, 3.71% to 3.75% for the year ended December 31, 2004 and 3.27% to 3.54% for the year ended December 31, 2003, based on the 30-year U.S. treasury bill rate for the three and one half to five-year expected life of the options, and no dividend yield.
          The following illustrates the effect on net income (loss) and basic and diluted earnings (loss) per share if the fair value based method had been applied:

	Year Ended December 31,
	2005	2004	2003
Reported net income (loss)	$(4,266,000)	$2,396,000	$(13,105,000)

Stock-based employee compensation expense determined under the fair value based method amortized on a straight-line basis over the vesting period	(506,000)	(381,000)	(138,000)

Pro forma net income (loss)	$(4,772,000)	$2,015,000	$(13,243,000)

Earning (loss) per share:
Basic – as reported	$(0.13)	$0.07	$(0.41)

Basic – pro forma	$(0.14)	$0.06	$(0.41)

Diluted – as reported	$(0.13)	$0.07	$(0.41)

Diluted – pro forma	$(0.14)	$0.06	$(0.41)

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Change in Presentation
          Certain prior year financial statement information in the footnotes relating to income taxes and accrued liabilities have been reclassified to conform with the 2005 presentation.
     Estimates
          The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
2. ACQUISITION
          On December 31, 2005, Xanser’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with its affiliates Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA and Furmanite GSG BV, “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG. GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
           The total net cash consideration paid for the acquisition as of December 31, 2005 was approximately $18.8 million, which included approximately $3.2 million in acquisition costs. As provided by the Acquisition Agreement, the net cash consideration is subject to certain adjustments based upon post-closing determination of the acquired working capital, which has not been finalized. However, the Company has estimated a post-closing adjustment of approximately $1.4 million and has recorded such amount as a receivable from Flowserve as of December 31, 2005. Considering the net cash consideration and the estimated post-closing adjustment, the Company has estimated a purchase price of $17.4 million.
          In connection with the Acquisition, on December 31, 2005, Furmanite entered into the Second Amendment (the “Second Amendment”) to its Amended and Restated Loan Agreement (the “Loan Agreement”) dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased its revolving credit commitment under the Loan Agreement from $25 million to $50 million. On December 31, 2005, Furmanite funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the increased revolver under the Loan Agreement amended by the Second Amendment.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The acquisition was accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 141 and the consolidated balance sheet at December 31, 2005 includes the net assets acquired. The estimated purchase price of $17.4 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values and the preliminary allocation did not result in any goodwill or identifiable intangible assets allocated to the acquired assets. The preliminary allocation of the estimated purchase price as of December 31, 2005 are as follows:

Borrowings	$15,590,000
Transaction costs	3,203,000
Estimated working capital adjustment	(1,407,000)

Fair value of net assets acquired	$17,386,000

Accounts receivable	$14,878,000
Inventories, net of valuation allowance	6,646,000
Other current assets	464,000
Property and equipment	5,257,000
Accounts payable	(7,388,000)
Accrued expenses	(591,000)
Long-term liabilities	(1,880,000)

Net assets acquired	$17,386,000

          The following unaudited pro forma financial information includes the revenues and direct expenses of the operations of GSG, excluding certain income and expenses such as interest income, interest expense and income taxes as they were not directly associated with the operations of GSG and including costs incurred for administrative and executive management functions allocated to the GSG operations by Flowserve. The unaudited pro forma financial information assumes that the acquisition of the operations of GSG was completed on January 1, 2004 and includes adjustments to depreciation expense for the new basis of property and equipment resulting from the purchase price allocation for the acquisition of GSG and to interest expense to reflect an increase related to the debt to finance the acquisition of GSG, including additional working capital requirements. The unaudited pro forma financial information is not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period or the results of future periods.
          Assuming the GSG acquisition had occurred on January 1, 2004, unaudited pro forma revenues, net income (loss) and net income (loss) per share would have been $256.4 million, $(8.8) million and $(0.27), respectively, for the year ended December 31, 2005 and $260.9 million, $(4.1) million and $(0.13), respectively, for the year ended December 31, 2004.
3. INCOME TAXES
          Income (loss) before income tax expense is comprised of the following components:

	Year Ended December 31,
	2005	2004	2003
Domestic operations	$(10,038,000)	$(1,101,000)	$(12,562,000)
Foreign operations	8,767,000	5,245,000	8,182,000

Income (loss) before income taxes	$(1,271,000)	$4,144,000	$(4,380,000)

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Income tax expense (benefit) is comprised of the following components:

Year Ended
December 31,	Federal	Foreign	State	Total
2005:
Current	$—	$3,057,000	$18,000	$3,075,000
Deferred	—	(80,000)	—	(80,000)

	$—	$2,977,000	$18,000	$2,995,000

2004:
Current	$—	$2,809,000	$—	$2,809,000
Deferred	—	(1,061,000)	—	(1,061,000)

	$—	$1,748,000	$—	$1,748,000

2003:
Current	$(1,704,000)	$2,623,000	$(57,000)	$862,000
Deferred	8,616,000	(1,530,000)	777,000	7,863,000

	$6,912,000	$1,093,000	$720,000	$8,725,000

The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes for the years 2005, 2004 and 2003 are as follows:

	Year Ended December 31,
	2005	2004	2003
Expected tax expense (benefit) at statutory rates	$(432,000)	$1,409,000	$(1,533,000)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	4,291,000	589,000	12,112,000
State income taxes, net	(431,000)	(102,000)	(468,000)
Foreign tax rate differences	(136,000)	(35,000)	(1,689,000)
Permanent differences	(270,000)	279,000	219,000
Resolution of state and foreign tax issues	(80,000)	(387,000)	—
Other	53,000	(5,000)	84,000

	$2,995,000	$1,748,000	$8,725,000

          At December 31, 2005, the Company had available domestic tax net operating loss carryforwards (“NOLs”), which will expire, if unused, as follows: $1,211,000 in 2006; $3,033,000 in 2007; $13,365,000 in 2022; $10,871,000 in 2023; $1,173,000 in 2024 and, $12,346,000 in 2025. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$14,799,000	$10,494,000
Alternative minimum tax credit carryforwards	2,504,000	2,504,000
State income net operating loss carryforwards	1,480,000	1,049,000
Accrued liabilities	960,000	1,290,000
Intangibles	1,149,000	1,293,000
Foreign subsidiaries, primarily accrued liabilities	2,202,000	3,302,000
Other	407,000	559,000

Total gross deferred tax assets	23,501,000	20,491,000
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(173,000)	(354,000)
Foreign deferred tax liabilities	(206,000)	(15,000)

Net deferred tax asset before valuation allowance	23,122,000	20,122,000
Less valuation allowance	(21,126,000)	(16,835,000)

Net deferred tax asset	$1,996,000	$3,287,000

          The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company’s federal and state net deferred tax assets. The net deferred tax asset in 2005 and 2004 relate to foreign tax matters.
4. RETIREMENT PLANS
          The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions to this plan were $0.7 million, $0.7 million and $0.7 million for 2005, 2004 and 2003, respectively.
          One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). The benefit is based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered fund managers. The most recent valuation of the U.K. Plan was performed as of October 31, 2005.
     Net pension cost for the U.K. Plan included the following components:

	Year Ended December 31,
	2005	2004	2003
Net periodic pension cost:
Service cost	$518,000	$466,000	$787,000
Interest cost	3,605,000	3,461,000	2,954,000
Expected return on plan assets	(3,896,000)	(3,587,000)	(2,946,000)
Amortization of prior service cost	(111,000)	(112,000)	16,000
Recognized net loss	709,000	737,000	768,000

Net periodic pension cost	$825,000	$965,000	$1,579,000

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The weighted average assumptions used to determine benefit obligations and net periodic costs are as follows:

	December 31,
	2005	2004
Discount rate	5.4%	5.8%
Expected long-term return on plan assets	7.5%	7.5%
Rate of compensation increase	3.4%	3.3%
          The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 8.5% for equity securities, 8.5% for real estate, 6.0% for debt securities and 5.0 % for cash and other.

	December 31,
	2005	2004
Projected benefit obligation:
Beginning of year	$65,605,000	$56,466,000
Service cost	518,000	466,000
Interest cost	3,605,000	3,461,000
Participants’ contributions	328,000	374,000
Actuarial loss	5,665,000	2,281,000
Benefits paid	(2,065,000)	(1,726,000)
Foreign currency translation adjustment and other	(7,169,000)	4,283,000

End of year	66,487,000	65,605,000

Fair value of plan assets:
Beginning of year	54,824,000	46,822,000
Actual gain on plan assets	6,930,000	5,045,000
Employer contributions	764,000	920,000
Participants’ contributions	328,000	374,000
Benefits paid	(2,065,000)	(1,726,000)
Foreign currency translation adjustment and other	(5,798,000)	3,389,000

End of year	54,983,000	54,824,000

Excess projected obligation over fair value at end of year	(11,504,000)	(10,781,000)
Unrecognized net actuarial loss	14,981,000	14,803,000
Unamortized prior service cost	(1,149,000)	(1,402,000)

Net pension prepaid asset	2,328,000	2,620,000
Additional minimum liability	(10,477,000)	(10,121,000)

Net pension liability	$(8,149,000)	$(7,501,000)

          The accumulated benefit obligation for the U.K. Plan was $63.1 million and $62.3 million at December 31, 2005 and 2004, respectively.
          The Company recognizes a minimum pension liability for underfunded plans equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of accumulated other comprehensive income included in stockholders’ equity. In 2005, 2004 and 2003, the Company recorded adjustments to minimum liabilities of $1.7 million, $0.6 million and $(1.9) million, respectively, which, net of deferred income taxes of $0.5 million, $0.2 million and $(0.7) million, respectively, was recorded as accumulated other comprehensive income.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          The U.K. Plan’s weighted average asset allocations are as follows:

	December 31,
	2005	2004
Equity securities	55.4%	57.3%
Debt securities	39.1%	34.9%
Real estate	0.7%	0.7%
Cash and other	4.8%	7.1%

	100.0%	100.0%

          The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 55% for equity securities and 45% for debt securities and other.
          At December 31, 2005, expected future benefit payments, which reflect expected future service, are as follows:

Year ending December 31,
2006	$1,717,000
2007	1,803,000
2008	1,888,000
2009	2,060,000
2010	2,146,000
2011-2015	12,017,000
5. PROPERTY AND EQUIPMENT
          The cost of property and equipment is as follows:

	Estimated
	Useful
	Life	December 31,
	(Years)	2005	2004
Technical services	3 – 20	$36,979,000	$34,264,000
Information technology and government services	3 – 7	4,069,000	8,402,000
General corporate	3 – 10	700,000	3,905,000

Total property and equipment		41,748,000	46,571,000
Less accumulated depreciation and amortization		24,628,000	32,933,000

Net property and equipment		$17,120,000	$13,638,000

          Equipment under capital leases is included in the cost, and accumulated depreciation and amortization, of property and equipment as follows:

	December 31,
	2005	2004
Equipment	$2,834,000	$2,920,000
Less accumulated depreciation and amortization	1,759,000	1,473,000

Net equipment acquired under capital leases	$1,075,000	$1,447,000

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. LONG-TERM DEBT
          Long-term debt is summarized as follows:

	December 31,
	2005	2004
Technical services credit facility due in January 2010	$26,126,000	$11,532,000
Capital leases	1,091,000	1,490,000
Parent company 8.75% convertible subordinated debentures due in 2008	5,000,000	5,000,000

Total long-term debt	32,217000	18,022,000
Less current portion	478,000	524,000

Total long-term debt, less current portion	$31,739,000	$17,498,000

          At December 31, 2005, $26.1 million was outstanding under a $50 million Amended and Restated Bank Loan Agreement (“Loan Agreement”) that provides a revolving credit commitment for working capital for the technical services group and is without recourse to the Parent Company. Borrowings under the Loan Agreement bear interest at the option of the borrower at variable rates (5.80% at December 31, 2005), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, cash flow to fixed charges, and capital expenditures and provisions related to dividend and other payments to the Company. At December 31, 2005, the net assets of technical services subsidiaries that are subject to the provisions of the Loan Agreement were $37.2 million. At December 31, 2005, the Company was in compliance with all covenants. The Loan Agreement matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group.
          The Company’s 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2005 and 2004) are convertible into shares of the Company’s common stock at the conversion price, adjusted in 2001 for the Distribution of KSL, of $5.26 per share. The Company has purchased $10.0 million of subordinated debentures at par value, which satisfies its sinking fund requirements on these subordinated debentures until their maturity in 2008.
          At December 31, 2005, debt maturities on consolidated debt, including capital leases, were as follows: $0.5 million; $0.4 million; $5.1 million; and $0.1 million; respectively, for each of the five years ending December 31, 2009 and $26.2 million thereafter.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
7. CAPITAL STOCK
          The changes in the number of issued and outstanding shares of the Company’s common stock are summarized as follows:

	Common Stock
	Issued	Held in Treasury	Outstanding
Balance at January 1, 2003	37,336,176	5,784,456	31,551,720
Common shares issued	–	(28,806)	28,806

Balance at December 31, 2003	37,336,176	5,755,650	31,580,526
Common shares issued	17,579	(19,149)	36,728

Balance at December 31, 2004	37,353,755	5,736,501	31,617,254
Common shares issued	1,451,940	(1,338,489)	2,790,429

Balance at December 31, 2005	38,805,695	4,398,012	34,407,683

Series B Preferred Stock
          On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company’s Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. At December 31, 2005 and 2004 there were no Series B Preferred shares outstanding.
Stock Option Plans
          The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally vest over periods of up to five years and expire from five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant or repricing. At December 31, 2005, options on 1,611,694 shares at prices ranging from $0.87 to $3.45 were outstanding, of which 1,086,694 were exercisable at prices ranging from $0.87 to $2.90. At December 31, 2004, options on 3,334,174 shares at prices ranging from $0.54 to $2.90 were outstanding, of which 2,115,335 were exercisable at prices ranging from $0.54 to $2.90. At December 31, 2003, options on 3,008,711 shares at prices ranging from $.54 to $3.05 were outstanding, of which 1,925,330 were exercisable at prices ranging from $.54 to $3.05. The weighted average fair market value of options at the time of grant for the years 2005, 2004 and 2003 was $1.03 per share, $0.92 per share and $0.96 per share, respectively, calculated using the Black-Scholes option pricing model.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          At December 31, 2005, the range of option exercise prices, number of options outstanding, number of options exercisable and weighted average exercise price, are as follows:

					Average
			Average Price per		Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual
Price	Outstanding	Exercisable	Option	Option	Life (years)
$0.82 - $1.23	89,090	89,090	$0.99	$0.99	0.6
$1.24 - $1.86	178,649	178,649	$1.60	$1.60	3.7
$1.87 - $2.81	787,455	787,455	$2.37	$2.37	7.1
$2.82 - $3.45	556,500	31,500	$3.14	$3.12	5.0

	1,611,694	1,086,694	$2.47	$2.15	6.1

     The changes in stock options outstanding for the Company’s plans for the years 2005, 2004 and 2003 were as follows:

		Average Price
	Shares	per Share
Outstanding at January 1, 2003	3,103,014	$1.80
Granted	155,000	$2.58
Forfeited	(249,303)	$2.22
Expired	—	—

Outstanding at December 31, 2003	3,008,711	$1.80
Granted	725,161	$2.50
Exercised	(17,579)	$1.53
Forfeited	(382,119)	$2.50
Expired	—	—

Outstanding at December 31, 2004	3,334,174	$1.87
Granted	605,000	$3.06
Exercised	(2,088,741)	$1.68
Forfeited	(238,739)	$2.51
Expired	—	—

Outstanding at December 31, 2005	1,611,694	$2.47

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Deferred Stock Unit Plans
          In 2002, the Company initiated a Deferred Stock Unit Plan (the “2002 DSU Plan”), pursuant to which key employees of the Company have, from time to time, been given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units (“DSUs”), an instrument designed to track the Company’s common stock. Under the 2002 DSU Plan, DSUs are purchased at a value equal to the closing price of the Company’s common stock on the day by which the employee must elect (if they so desire) to participate in the 2002 DSU Plan; which date is established by the Compensation Committee, from time to time (the “Election Date”). During a vesting period of one to three years following the Election Date, a participant’s DSUs vest only in an amount equal to the lesser of the compensation actually deferred to date or the value (based upon the then-current closing price of the Company’s common stock) of the pro-rata portion (as of such date) of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs become fully vested, but may only be distributed through the issuance of a like number of shares of the Company’s common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a “change of control” of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elects to participate in the 2002 DSU Plan is awarded, under the Company’s stock incentive plan, an option to purchase a number of shares of the Company’s common stock ranging from one-half to one and one-half times (depending on the length of deferral) the number of DSUs purchased by such person at 100% of the closing price of the Company’s common stock on the Election Date, which options become exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. Effective March 15, 2005, substantially all of the deferral periods had expired and the DSU accounts were vested under the terms of the Plan.
          In 1996, the Company initiated a Deferred Stock Unit plan (the “1996 DSU Plan”) with terms and conditions similar to the 2002 DSU Plan. In connection with the Distribution, KSL agreed to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms remained unchanged. Similarly, the Company agreed to issue to employees of KSL who hold DSUs, the number of shares of the Company’s common stock subject to the DSUs held by those employees.
          In July 2005, both of the Xanser Deferred Stock Unit Plans (“2002 DSU Plan” and “1996 DSU Plan”) were terminated and 681,264 shares of Xanser common stock were distributed to DSU Plan participants from shares held by the Company as Treasury stock.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. EARNINGS PER SHARE
          The following is a reconciliation of basic and diluted earnings per share (“EPS”):

		Weighted
		Average
	Net	Common	Per-Share
	Income (loss)	Shares	Amount
Year Ended December 31, 2005
Basic EPS -
Net loss	$(4,266,000)	32,911,000	$(0.13)

Effect of dilutive securities	—	—

Diluted EPS -
Net loss	$(4,266,000)	32,911,000	$(0.13)

Year Ended December 31, 2004
Basic EPS -
Net income	$2,396,000	32,035,000	$0.07

Effect of dilutive securities	—	1,173,000

Diluted EPS -
Net income	$2,396,000	33,208,000	$0.07

Year Ended December 31, 2003
Basic EPS -
Net loss	$(13,105,000)	31,995,000	$(0.41)

Effect of dilutive securities	—	—

Diluted EPS -
Net loss	$(13,105,000)	31,995,000	$(0.41)

          As a result of the net losses for 2005 and 2003, all 1,611,694 and 3,008,711 stock options, at weighted average prices of $ 2.47 and $1.80 for 2005 and 2003, respectively, were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. Additionally, the Company’s 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS in 2005, 2004 and 2003 because the effect of assumed conversion would be anti-dilutive.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. COMMITMENTS AND CONTINGENCIES
          The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $3.9 million for 2005, $3.8 million for 2004 and $4.1 million for 2003. Included in other costs and expenses in 2005 is $1.3 million in estimated termination costs related to the closing of leased facilities.
          The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in general compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company, could result in costs and liabilities to the Company. In connection with the acquisition of the operating assets of GSG on December 31, 2005, the Company’s technical services group has recorded an undiscounted reserve for environmental claims in the amount of $1.9 million at December 31, 2005.
          At December 31, 2005, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows:

	Capital	Operating
	Leases	Leases
2006	$550,000	$5,056,000
2007	433,000	3,442,000
2008	158,000	1,741,000
2009	50,000	1,062,000
2010	2,000	706,000
Thereafter	–	2,336,000

Total minimum lease payments	1,193,000	$14,343,000

Less amounts representing interest	102,000

Present value of net minimum lease payments	$1,091,000

          The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
10. BUSINESS SEGMENT DATA
          The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company’s information technology and government services segment provides consulting services, hardware sales and other related information management and processing services to healthcare, governmental, insurance and financial institutions.
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

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments.

	Year Ended December 31,
	2005	2004	2003
Business segment revenues:
Technical services	$131,821,000	$118,415,000	$101,018,000
Information technology and government services	22,060,000	27,272,000	34,702,000

	$153,881,000	$145,687,000	$135,720,000

Technical services segment revenues:
Under pressure services	$51,089,000	$50,308,000	$41,875,000
Turnaround services	59,907,000	56,212,000	48,768,000
Other services	20,825,000	11,895,000	10,375,000

	$131,821,000	$118,415,000	$101,018,000

Business segment profit (loss):
Technical services	$10,114,000	$7,879,000	$6,337,000
Information technology and government services	(7,747,000)	342,000	(6,518,000)
General corporate	(3,258,000)	(3,262,000)	(3,186,000)

Operating income (loss)	(891,000)	4,959,000	(3,367,000)
Interest income	660,000	174,000	260,000
Interest expense	(1,040,000)	(989,000)	(1,273,000)

Income (loss) before income taxes	$(1,271,000)	$4,144,000	$(4,380,000)

Business segment assets:
Depreciation and amortization:
Technical services (excluding acquisitions)	$2,574,000	$2,582,000	$2,609,000
Information technology and government services	940,000	970,000	3,251,000

	$3,514,000	$3,552,000	$5,860,000

Capital expenditures:
Technical services (excluding acquisitions)	$2,851,000	$2,927,000	$1,897,000
Information technology and government services	1,364,000	1,606,000	1,309,000
General corporate	—	—	105,000

	$4,215,000	$4,533,000	$3,311,000

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2005	2004	2003
Total assets:
Technical services	$100,299,000	$69,962,000	$66,117,000
Information technology and government services	16,506,000	16,720,000	14,902,000
General corporate	19,673,000	25,238,000	23,771,000

	$136,478,000	$111,920,000	$104,790,000

          During 2005, the Company embarked on an aggressive plan to reduce infrastructure cost, eliminate redundancies and dispose of non-core assets in the information technology and government services business segment. Consistent with the plan, the Company entered into a series of transactions including a sale of software and technology assets which resulted in a gain of $2.1 million, consolidated and closing of leased facilities and write down of related assets which resulted in a total charge of $1.3 million. The aggregate net effect of these transactions was a gain of $769,000 and is included in the consolidated statement of income as other cost and expenses.
The following geographical area data includes revenues and operating income (loss) based on location of the operating segment and net property and equipment based on physical location:

	Year Ended December 31,
	2005	2004	2003
Geographical area revenues:
United States	$51,475,000	$55,041,000	$57,987,000
Europe	79,767,000	73,069,000	62,995,000
Asia-Pacific	22,639,000	17,577,000	14,738,000

	$153,881,000	$145,687,000	$135,720,000

Geographical area operating income (loss):
United States	$(13,748,000)	$(5,673,000)	$(13,270,000)
Europe	9,646,000	8,152,000	7,756,000
Asia-Pacific	3,211,000	2,480,000	2,147,000

	$(891,000)	$4,959,000	$(3,367,000)

	December 31,
	2005	2004	2003
Geographical area property and equipment, net:
United States	$8,478,000	$5,145,000	$5,128,000
Europe	6,984,000	6,930,000	5,874,000
Asia-Pacific	1,658,000	1,563,000	1,271,000

	$17,120,000	$13,638,000	$12,273,000

          Included in the Europe geographic region for the years ended December 31, 2005, 2004 and 2003 is United Kingdom revenues of $49.4 million, $45.4 million and $37.8 million, respectively, and United Kingdom operating income of $7.5 million, $5.9 million and $4.6 million, respectively. At December 31, 2005, 2004 and 2003, United Kingdom property and equipment, net was $4.9 million, $4.7 million and $4.4 million, respectively.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. ACCRUED EXPENSES
          Accrued expenses are comprised of the following components:

	December 31,
	2005	2004
Accrued compensation and benefits	$5,647,000	$5,157,000
Accrued acquisition transaction costs	2,315,000	—
Accrued asset and equipment cost of sales	3,260,000	3,841,000
Accrued VAT payable	1,006,000	1,268,000
Unearned income	1,271,000	900,000
Accrued costs of leased facilities	1,002,000	—
Accrued taxes other than income	766,000	913,000
Accrued interest	201,000	200,000
Other	6,205,000	5,278,000

	$21,673,000	$17,557,000

12. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
          The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2005 and 2004 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.
          The technical services segment provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities. The information technology and government services segment provides services and related products to the U. S. Government and commercial sectors. The Company does not believe that it has a significant concentration of credit risk at December 31, 2005, as the Company’s accounts receivable are generated from these distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. QUARTERLY FINANCIAL DATA (UNAUDITED)
          Quarterly operating results for 2005 and 2004 are summarized as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2005:
Revenues	$35,171,000	$43,469,000	$40,401,000	$34,840,000

Operating income (loss)	$(1,964,000)	$(520,000)	$1,379,000	$214,000

Net income (loss)	$(2,305,000)	$(1,703,000)	$41,000	$(299,000)

Earnings (loss) per common share – basic and diluted	$(0.07)	$(0.05)	$—	$(0.01)

2004:
Revenues	$32,164,000	$35,656,000	$35,764,000	$42,103,000

Operating income	$390,000	$1,617,000	$1,261,000	$1,691,000

Net income	$110,000	$869,000	$205,000	$1,212,000

Earnings per common share – basic and diluted	$—	$0.03	$0.01	$0.04

Schedule I
XANSER CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
General and administrative expenses	$(3,258,000)	$(3,262,000)	$(3,186,000)
Interest expense	(477,000)	(477,000)	(693,000)
Interest and other income	246,000	69,000	159,000
Equity in income (loss) of subsidiaries	(751,000)	6,066,000	(1,426,000)

Income (loss) before income taxes	(4,240,000)	2,396,000	(5,146,000)
Income tax expense	(26,000)	–	(7,959,000)

Net income (loss)	$(4,266,000)	$2,396,000	$(13,105,000)
Earnings (loss) per common share – basic and diluted	$(0.13)	$0.07	$(0.41)
See “Notes to Consolidated Financial Statements” of
Xanser Corporation and Subsidiaries included in this report.

Schedule I
(Continued)
XANSER CORPORATION (PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$11,092,000	$15,060,000
Receivable from businesses distributed to common stockholders	6,484,000	6,699,000
Prepaid expenses and other	85,000	63,000

Total current assets	17,661,000	21,822,000

Property and equipment	700,000	3,905,000
Less accumulated depreciation and amortization	662,000	3,848,000

Net property and equipment	38,000	57,000

Investments in, advances to and notes receivable from subsidiaries	46,112,000	47,482,000

Total assets	$63,811,000	$69,361,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$7,389,000	$6,904,000

Total current liabilities	7,389,000	6,904,000

Long-term debt, less current portion	5,000,000	5,000,000

Other liabilities	118,000	1,567,000

Stockholders’ equity:
Common stock, without par value	4,507,000	4,335,000
Additional paid-in capital	124,481,000	126,550,000
Treasury stock, at cost	(20,028,000)	(26,180,000)
Retained earnings (accumulated deficit)	(50,565,000)	(46,299,000)
Accumulated comprehensive income (loss)	(7,091,000)	(2,516,000)

Total stockholders’ equity	51,304,000	55,890,000

Total liabilities and stockholders’ equity	$63,811,000	$69,361,000

See “Notes to Consolidated Financial Statements” of
Xanser Corporation and Subsidiaries included in this report.

Schedule I
(Continued)
XANSER CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
Operating activities:
Net income (loss)	$(4,266,000)	$2,396,000	$(13,105,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries, net of dividends	(3,205,000)	(2,627,000)	1,554,000
Deferred income taxes	—	—	9,393,000
Other, net	—	393,000	477,000
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(22,000)	898,000	(400,000)
Accounts payable and accrued expenses	521,000	(100,000)	84,000

Net cash provided by (used in) operating activities	(6,972,000)	960,000	(1,997,000)

Investing activities:
Capital expenditures	—	—	(105,000)
Change in other assets, net	19,000	48,000	2,852,000

Net cash provided by investing activities	19,000	48,000	2,747,000

Financing activities:
Payments on debt	—	—	(4,930,000)
Common stock issued and other	2,770,000	78,000	9,000
Increase (decrease) in receivable from businesses distributed to common stockholders	215,000	865,000	(152,000)

Net cash provided by (used in) financing activities	2,985,000	943,000	(5,073,000)

Increase (decrease) in cash and cash equivalents	(3,968,000)	1,951,000	(4,323,000)
Cash and cash equivalents at beginning of year	15,060,000	13,109,000	17,432,000

Cash and cash equivalents at end of year	$11,092,000	$15,060,000	$13,109,000

See “Notes to Consolidated Financial Statements” of
Xanser Corporation and Subsidiaries included in this report.

Schedule II
XANSER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
Descriptions	Period	Expenses	Accounts		Deductions		Period
Year Ended December 31, 2005:
For doubtful receivables classified as current assets (a)	$667	$1,050	$—		$(224	)(d)	$1,493

For deferred tax asset valuation allowance classified as non-current assets (a)	$16,835	$4,291	$—		$—		$21,126

Year Ended December 31, 2004:
For doubtful receivables classified as current assets (a)	$1,183	$285	$17	(c)	$(818	)(d)	$667

For deferred tax asset valuation allowance classified as non-current assets (a)	$16,246	$589	$—		$—		$16,835

Year Ended December 31, 2003:
For doubtful receivables classified as current assets (a)	$1,500	$979	$43	(c)	$(1,339	)(d)	$1,183

For deferred tax asset valuation allowance classified as non-current assets (a)	$4,134	$12,112	$—		$—		$16,246

Notes:

(a)	Allowance deducted from assets to which they apply.

(b)	Reserve for costs related to the closing of leased facilities.

(c)	Foreign currency translation adjustments.

(d)	Receivable write-offs and reclassifications, net of recoveries.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Xanser Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XANSER CORPORATION

By:	//s// MICHAEL L. ROSE

President
Date:	March 30, 2006
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Xanser Corporation and in the capacities and on the date indicated.

Signature	Title	Date
Principal Executive Officer
//s// JOHN R. BARNES	Chief Executive Officer Director	March 30, 2006

Principal Accounting Officer
//s// MAX ELGHANDOUR	Controller	March 30, 2006

Directors
//s// SANGWOO AHN	Director	March 30, 2006

//s// CHARLES R. COX	Director	March 30, 2006

//s// HANS KESSLER	Director	March 30, 2006