Form 10-Q
period 2006-03-31
XANSER CORP
filed 2006-05-15
CIK 54441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-05083
XANSER CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or Organization)	74-1191271 (I.R.S. Employer Identification No.)

2435 North Central Expressway, Richardson, Texas (Address of principal executive offices)	75080 (Zip Code)
(972) 699-4000
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes ☐ No
SEC 1296 (12-05) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 21, 2006

No Par Value	34,693,133 shares

XANSER CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2006

Page No.
Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2006 and 2005	1

Condensed Consolidated Balance Sheets – March 31, 2006 and December 31, 2005	2

Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2006 and 2005	3

Notes to Condensed Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

Part II. Other Information

Item 6. Exhibits	22
Loan Agreement
Third Amendment to the Amended/Restated Loan Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands — Except Per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Services	$54,583	$34,391
Products	211	780

Total revenues	54,794	35,171

Costs and expenses:
Operating costs	51,643	34,794
Cost of products sold	222	572
Depreciation and amortization	885	978
General and administrative	1,039	791

Total costs and expenses	53,789	37,135

Operating income (loss)	1,005	(1,964)
Interest income	219	96
Interest expense	(557)	(282)

Income loss before income taxes	667	(2,150)
Income tax expense	(703)	(155)

Net loss	$(36)	$(2,305)

Loss per common share – Basic and diluted	$–	$(0.07)

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$24,069	$21,526
Accounts receivable, trade (net of allowance for doubtful accounts of $1,601 in 2006 and $1,493 in 2005)	50,817	50,396
Receivable from businesses distributed to common stockholders	6,487	6,484
Inventories	19,163	17,290
Prepaid expenses and other current assets	5,560	5,513

Total current assets	106,096	101,209

Property and equipment	43,441	41,748
Less accumulated depreciation and amortization	25,410	24,628

Net property and equipment	18,031	17,120

Excess of cost over fair value of net assets of acquired businesses	13,802	13,802
Deferred income taxes and other assets	4,820	4,347

Total assets	$142,749	$136,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$681	$478
Accounts payable	11,797	14,672
Accrued expenses and other current liabilities	23,102	21,673
Accrued income taxes	7,400	7,232

Total current liabilities	42,980	44,055

Long-term debt, less current portion:
Technical services	32,286	26,561
Information technology and government services	163	178
Parent company	5,000	5,000

Total long-term debt, less current portion	37,449	31,739

Other liabilities	9,751	9,380

Commitments and contingencies
Stockholders’ equity:
Common stock, without par value	4,514	4,507
Additional paid-in capital	124,417	124,481
Treasury stock, at cost	(19,541)	(20,028)
Retained earnings (accumulated deficit)	(50,601)	(50,565)
Accumulated other comprehensive income (loss)	(6,220)	(7,091)

Total stockholders’ equity	52,569	51,304

Total liabilities and stockholders’ equity	$142,749	$136,478

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(36)	$(2,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	885	978
Provisions for doubtful accounts	79	17
Stock option expense	58	—
Deferred income taxes	(221)	(2)
Changes in operating assets and liabilities:
Accounts receivable, net	(500)	19
Inventories	(1,873)	(1,953)
Prepaid expenses and other	(47)	772
Accounts payable, accrued expenses and other	812	(424)

Net cash used in operating activities	(843)	(2,898)

Investing activities:
Capital expenditures	(1,371)	(1,327)
Other, net	—	(160)

Net cash used in investing activities	(1,371)	(1,487)

Financing activities:
Issuance of debt	5,000	115
Payments on debt	(158)	(217)
Common stock issued	372	114
Receivable from businesses distributed to common stockholders	(3)	82

Net cash used in financing activities	5,211	94

Effect of exchange rate changes on cash	(454)	(134)

Increase (decrease) in cash and cash equivalents	2,543	(4,425)
Cash and cash equivalents at beginning of period	21,526	21,598

Cash and cash equivalents at end of period	$24,069	$17,173

Supplemental cash flow information:
Cash paid for interest	$233	$499

Cash paid for income taxes	$298	$222

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Xanser Corporation (the “Company”) and its subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company and its consolidated subsidiaries at March 31, 2006, and the consolidated results of operations and cash flows for the periods ended March 31, 2006 and 2005. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. In January of 2002, KSL paid the Company $10.0 million for tax liabilities due under the terms of the Distribution Agreement. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. At March 31, 2006, $6.5 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2.	ACQUISITION

On December 31, 2005, Xanser Corporation’s (“Xanser”) wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates, “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG, for a total net consideration of approximately $17.4 million, subject to certain adjustments (which have not been finalized) based upon a post-closing determination of GSG’s working capital that was transferred to Furmanite (the “Acquisition”). GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe and Furmanite will integrate the purchased assets and related business activity with its existing technical services business. The transaction was consummated as of the close of business on December 31, 2005. As of the period ending March 31, 2006, post closing determination of the acquired working capital was still in process, it is anticipated that additional procedures will be performed prior to the finalization of the process.

3.	STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005 no compensation cost was recognized in the consolidated statements of income.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No.25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company’s common stock sooner than they could have under their original grants. Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The impact of early vesting of the options on net loss was not significant. Compensation expense recognized in the consolidated statements of income for the quarter ended March 31, 2006 includes options issued after June 3, 2005. There were no stock option grants issued during the first quarter of 2006. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan. The impact of the adoption of Statement 123(R) on the unvested options outstanding at December 31, 2005 will result in approximately $488,000 in expense over the remaining vesting period of approximately five years.

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by our stock price as well as other assumptions. These assumptions include, but are not limited to the expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted after June 3, 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

After June 3, 2005
Expected volatility	38.2%
Risk-free interest rate	4.1%
Expected dividends	0%
Expected term in years	3.5

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The following table reflects net income and diluted earnings per share for the three months ended March 31, 2006 compared with the proforma information of the Company for the three months ended March 31, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	Three months ended March 31,
	2006 Actuals	2005 Proforma
	(In thousands, except per share data)
Net loss	$(36)	$(2,339)
Stock-based employee compensation expense determined under the fair value based method (1)	59	34

Pro forma net income (loss)	$23	$(2,305)

Earnings (loss) per share:
Basic and diluted, as reported (2)	$(0.00)	$(0.07)

Basic and diluted, pro forma (2)	$(0.00)	$(0.07)

(1)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.

(2)	Earnings per share for periods prior to year 2006 represent pro forma information based on SFAS 123.
The following summarizes the shares of common stock under option for all plans at March 31, 2006 and the activity with respect to options for the three months ended March 31, 2006:

		Average
		Price
	Shares	per Share
Outstanding at December 31, 2005	1,611,694	$2.47
Exercised	161,921	$2.30
Forfeited	62,000	$2.56

Outstanding at March 31, 2006	1,387,773	$2.49

Exercisable at March 31, 2006	862,773	$2.09

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was $197,000. The aggregate intrinsic value of the 862,773 exercisable stock options at March 31, 2006 was $953,000 with a weighted-average remaining contractual life of 5.9 years.
At March 31, 2006, the range of option exercise prices, number of options outstanding, number of options exercisable and weighted average exercise price, are as follows:

					Average
			Average Price per		Remaining
	Options		Outstanding	Exercisable	Contractual
Range of Exercise Price	Outstanding	Exercisable	Option	Option	Life (years)
$0.82 - $1.23	89,090	89,090	$0.99	$0.99	0.6
$1.24 - $1.86	171,749	171,749	$1.59	$1.59	3.5
$1.87 - $2.81	570,434	570,434	$2.36	$2.36	7.1
$2.82 - $3.45	556,500	31,500	$3.14	$3.12	5.0

	1,387,773	862,773	$2.49	$2.09	5.9

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net loss	$(36)	$(2,305)
Other comprehensive income (loss) — foreign currency translation adjustment	871	(705)

Comprehensive income (loss)	$835	$(3,010)

At March 31, 2006 and December 31, 2005, accumulated other comprehensive income (loss) consisted of cumulative foreign currency translation adjustments of $0.4 million and ($0.5) million, respectively, and minimum pension liability adjustments for subsidiaries of $(6.6) million and $(6.6) million, respectively.
5.	EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except for per share amounts):

		Weighted
	Net	Average
	Income	Common	Per Share
	(Loss)	Shares	Amount
Three Months Ended March 31, 2006

Basic earnings (loss) per share —
Net income (loss)	$(36)	34,426	$—

Effect of dilutive securities	—	—

Diluted earnings (loss) per share —
Net income (loss)	$(36)	34,426	$—

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Weighted
		Average
	Net Income	Common	Per Share
	(Loss)	Shares	Amount
Three Months Ended March 31, 2005

Basic earnings per share —
Net income (loss)	$(2,305)	32,358	$(0.07)

Effect of dilutive securities	—	—

Diluted earnings (loss) per share —
Net income (loss)	$(2,305)	32,358	$(0.07)

As a result of the net loss for the three months ended March 31, 2006 and March 31, 2005, 1,387,773 stock options at a weighted net average price of $2.49 and 3,242,300 stock options at a weighted net average price of $1.88, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Additionally, the Company’s 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for both three month periods ended March 31, 2006 and 2005, because the effect of assumed conversion would be anti-dilutive.
6.	RETIREMENT PLAN

One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net periodic pension cost:
Service cost	$130	$126
Interest cost	901	942
Expected return on plan assets	(974)	(1,020)
Amortization of prior service cost	(28)	(29)
Recognized net loss	177	140

Net periodic pension cost	$206	$159

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.	CONTINGENCIES

The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations or liquidity of the Company.

8.	BUSINESS SEGMENT DATA

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

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Business segment revenues:
Technical services	$51,812	$30,659
Information technology and government services	2,982	4,512

	$54,794	$35,171

Technical services segment revenues:
Underpressure services	$18,500	$12,942
Turnaround and valve repair services	23,260	12,621
Other services	10,052	5,096

	$51,812	$30,659

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Business segment profit (loss):
Technical services	$2,915	$1,531
Information technology and government services	(871)	(2,704)
General corporate	(1,039)	(791)

Operating income (loss)	1,005	(1,964)
Interest income	219	96
Interest expense	(557)	(282)

Income (loss) before income taxes	$667	$(2,150)

	March 31,	December 31,
	2006	2005
	(in thousands)
Total assets:
Technical services	$108,055	$100,299
Information technology and government services	13,752	16,506
General corporate	20,942	19,673

	$142,749	$136,478

XANSER CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the condensed consolidated financial statements of Xanser Corporation (the “Company”) and notes thereto included elsewhere in this report.
Overview
The Company conducts its principal businesses through subsidiaries in two industry segments, technical services and information technology and government services. The technical services segment operate through Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), provide specialized technical services including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see “Technical Services”. Xtria LLC (“Xtria”) provides services to the information technology industry and government agencies. Xtria offers products and services that include workflow analysis, data storage solutions, hardware design and implementation, web hosted data processing, network analysis, consulting, research, program and policy analysis, program implementation and program evaluation and other support services to the healthcare industry and agencies of the state and federal government.
Consolidated Results of Operations

	Three Months Ended
	March 31,
	2006	2005
	(in thousands
	– except per share amounts)
Revenues	$54,794	$35,171

Operating income (loss)	$1,005	$(1,964)

Income (loss) before income taxes	$667	$(2,150)

Net income (loss)	$(36)	$(2,305)

Earnings (loss) per common share – basic and diluted	$—	$(0.07)

Capital expenditures	$1,371	$1,327

For the three months ended March 31, 2006, consolidated revenues increased by $19.6 million, or 56%, when compared to the same 2005 period, due to a $21.2 million increase in revenues from the technical services business (see “Technical Services” below), partially offset by a $1.5 million decrease in revenues from the information technology and government services business (see “Information Technology and Government Services” below). Consolidated operating income for the three months ended March 31, 2006

XANSER CORPORATION AND SUBSIDIARIES
increased by $3.0 million, when compared to the first quarter of 2005, mostly due to the effect of the acquisition discussed in Note 2 to the condensed consolidated financial statements. The acquisition along with organic growth positively impacted technical services operations results primarily in the United States as revenues increased by 221% from $7.1 million in 2005 to $22.8 million in 2006 and in Europe, where revenues increased by 30% from $18.4 million to $23.8 million, and resulted in improvement of operating income for both the United States and Europe by $1.0 million and $0.4 million, respectively. Information technology and government services showed a $1.8 million improvement in operating income as a direct result of disposing of lower margin product lines in the third and fourth quarters of 2005. First quarter 2006 net income increased by $2.2 million, compared to the same 2005 period, primarily due to the overall increase in operating income.
Technical Services

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Revenues:
United States	$22,788	$7,108
Europe	23,803	18,355
Asia-Pacific	5,221	5,196

Total Revenues	$51,812	$30,659

Operating income (loss):
United States	$899	$(63)
Europe	2,020	1,634
Asia-Pacific	829	740
Headquarters	(833)	(780)

Total operating income	$2,915	$1,531

Capital expenditures	$1,350	$781

For the three months ended March 31, 2006, revenues for the technical services business increased by $21.1 million, or 69%, when compared to the same 2005 period, primarily as a result of the acquisition of operating assets of Flowserve’s General Services Group (“GSG”). In the United States, revenues increased by $15.7 million, or 221%, when compared to the first quarter of 2005 with increases in all services. In Europe, revenues increased by $5.4 million, or 30%, when compared to the first quarter of 2005, due to increases in underpressure and product sales. In Asia-Pacific, revenues remained flat when compared to the first quarter of 2005, with increases in turnaround and valve repair services, offset by decreases in underpressure and other process plant services. Foreign currency exchange rates, primarily in Europe, had a negative effect on revenues of $2.0 million.

XANSER CORPORATION AND SUBSIDIARIES
For the three months ended March 31, 2006, technical services operating income increased by $1.4 million, or 90%, when compared to the same 2005 period. In the United States, operating income increased by $1.0 million, when compared to the same period in 2005. In Europe, operating income increased by $0.4 million, or 24%, when compared to the same 2005 period, due to overall higher revenues which resulted in higher operating margins. In Asia-Pacific, operating income increased by $0.1 million, or 12%, when compared to the same 2005 period. The impact of foreign currency exchange rates on first quarter 2006 operating income was not significant.
Information Technology and Government Services

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Revenues	$2,982	$4,512

Operating income (loss)	$(871)	$(2,704)

Capital expenditures	$21	$546

For the three month period ended March 31, 2006, information technology and government services revenues decreased by $1.5 million, or 34%, when compared to the three months ended March 31, 2005, due primarily to decreases in healthcare and financial and insurance services. As the Company refocused its efforts on higher margin service offerings, software, technology and other assets related to a product line not consistent with future service offerings were sold or written off in the second half of 2005.
For the three month period ended March 31, 2006, information technology and government services operating income improved by $1.8 million, when compared to the three months ended March 31, 2005, primarily as a result of improving the business. Management will continue to review the performance of the information technology and government services business during the remainder of 2006 with a view to effecting further operational changes to eliminate losses from these operations.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Based on the Company’s uncertainty regarding the generation of future taxable income, all domestic federal tax benefits recorded for the three month periods ended March 31, 2006 and 2005 are fully offset by a corresponding change in valuation allowance.

XANSER CORPORATION AND SUBSIDIARIES
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.
Liquidity and Capital Resources
Cash used in operating activities was $1.0 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively. The first quarter 2006 improvement, when compared to the same 2005 period, was due primarily to increases in technical services revenues and operating income, in addition to normal changes in technical services working capital resulting from the timing of cash receipts and disbursements. During the three months ended March 31, 2006, the Company’s working capital requirements for operations and capital expenditures were funded mostly through the use of internally generated funds. However, a $5.0 million was drawn down to fund increased working capital requirement resulting from the acquisition of certain operating assets of Flowserve.
Capital expenditures were $1.4 million and $1.5 million for the three month periods ended March 31, 2006 and 2005, respectively. Consolidated capital expenditures for the year 2006 have been budgeted at $3.0 million to $5.0 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company’s control, including demand for services in the technical services and information technology and government services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2006 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.
At March 31, 2006, $22.6 million was outstanding under a $50 million amended and restated bank loan agreement (the “$50 million facility”) that provides working capital for the technical services segment and is without recourse to Xanser. Borrowings under the $50 million facility bear interest at the option of the borrower at variable rates (5.75% at March 31, 2006), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50 million facility, and cash flow to fixed charges and capital expenditures. At March 31, 2006, the borrower was in compliance with all covenants. The $50 million facility matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group.
On March 31, 2006, a subsidiary in the technical services segment borrowed $8.5 million under a $15 million revolving bank loan agreement that provides working capital for the technical services segment (the “$15 million facility”) and used the proceeds to repay amounts outstanding under the $50 million facility. Borrowings under the $15 million facility bear

XANSER CORPORATION AND SUBSIDIARIES
interest at the option of the borrower at variable rates (5.75% at March 31, 2006), based on either the LIBOR rate or prime rate and is secured by a letter of credit under the $50 million facility. The $15 million facility has the same financial and operational covenants with respect to the technical services group and is without recourse to the Parent Company. At March 31, 2006, the borrower was in compliance with all covenants.
The Parent Company’s 8.75% subordinated debentures ($5.0 million outstanding at March 31, 2006) are convertible into shares of the Company’s common stock at the conversion price of $5.26 per share.
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
An additional $5.0 million was drawn under the technical services credit facilities for working capital for the technical services group during the first quarter of 2006 and, on March 31, 2006, a subsidiary in the technical services segment borrowed $8.5 million under a $15 million revolving bank loan agreement that provides working capital for the technical services segment and used the proceeds to repay amounts outstanding under the $50 million facility. See Liquidity and Capital Resources.

XANSER CORPORATION AND SUBSIDIARIES
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at March 31, 2006, or for the three month periods ended March 31, 2006 and 2005.
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
The technical services segment’s revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the two years ended December 31, 2005.

XANSER CORPORATION AND SUBSIDIARIES
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
The Company follows SFAS No. 142, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of December 31, 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by independent valuation consultants and the Company in the first quarter of 2002, the Company determined that the carrying value of its goodwill exceeded implied fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at December 31, 2005, 2004 and 2003, no additional impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur (up to the

XANSER CORPORATION AND SUBSIDIARIES
current goodwill carrying value of $13.8 million), which could have a material effect on the results of operations of the Company.
At March 31, 2006, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. The net operating loss carryforwards available as of December 31, 2005 expire, if unused, are as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; $10.9 million in 2023; and, $1.2 million in 2024 and $12.3 in 2025. The utilization of net operating loss carryforwards and alternative minimum tax credit carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock. The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company’s federal and state net deferred tax assets. The net deferred tax asset in 2006 and 2005 relate to foreign tax matters. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operating of the Company.

XANSER CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The principal market risks pursuant to this Item (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amounts of variable rate debt of $31.1 million at March 31, 2006, a one percent increase in interest rates would increase annual interest expense by approximately $0.3 million.
A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Technical Services”. Based on annual 2005 foreign currency-based revenues and operating income of $102.4 million and $12.9 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.0 million and $0.13 million, respectively.
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer, after evaluating as of March 31, 2006, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
During the first quarter of 2006, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting subsequent to the date of the evaluation.

XANSER CORPORATION AND SUBSIDIARIES
Part II — Other Information
Item 1 A. Risk Factors
There have been no material changes to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
(a)	Exhibits.

2.1	Asset Purchase Agreement, dated December 31, 2005, among Flowserve US Inc., IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company, Flowserve Belgium N.V., Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA, Furmanite Worldwide, Inc. and Furmanite GSG B.V., filed as Exhibit 2.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

XANSER CORPORATION AND SUBSIDIARIES
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	By-laws of the Registrant, as amended and restated March 10, 2005, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.2	Indenture between Moran Energy Inc. (“Moran”) and First City National Bank of Houston (“First City”), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran’s Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.3	First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.5 above, filed as Exhibit 4.7 of the Registrant’s Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

10.1	Second Amendment, dated as of December 31, 2005, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent, filed as Exhibit 10.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

10.2*	Amendment, Freeze and Termination Agreement to the Xanser Corporation Deferred Stock Unit Plan, filed as Exhibit 10.14 to the Registrant’s Form 10-K for the year ended December 31, 2005, which exhibit is hereby incorporated by reference.

XANSER CORPORATION AND SUBSIDIARIES
10.3*	Amendment, Freeze and Termination Agreement to the Xanser Corporation 1996 Supplemental Deferred Compensation Plan, filed as Exhibit 10.15 to the Registrant’s Form 10-K for the year ended December 31, 2005, which exhibit is hereby incorporated by reference.

10.4*	Amendment, Freeze and Termination Agreement to the Xanser Corporation Non-Employee Directors’ Deferred Stock Unit Plan, filed as Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2005, which exhibit is hereby incorporated by reference.

10.5	Loan Agreement dated as of March 31, 2006, among Furmanite International Finance Limited and BoS (USA) Inc. filed herewith.

10.6	Third Amendment, dated as of March 31, 2006, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent, filed herewith.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2006.

*	Denotes management contracts.

XANSER CORPORATION AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XANSER CORPORATION
(Registrant)

Date: May 15, 2006	/s/ HOWARD C. WADSWORTH

Howard C. Wadsworth
Senior Vice President, Treasurer and Secretary
(Principal Financial Officer and Duly Authorized Officer)