Form 10-Q
period 2006-06-30
XANSER CORP
filed 2006-08-14
CIK 54441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                             to
Commission File Number: 001-05083
XANSER CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	74-1191271

(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2435 North Central Expressway, Richardson, Texas	75080

(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at August 10, 2006

No Par Value	34,693,133 shares

XANSER CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2006

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands – Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Services	$64,291	$38,842	$118,874	$73,233
Products	253	4,627	464	5,407

Total revenues	64,544	43,469	119,338	78,640

Costs and expenses:
Operating costs	60,071	37,221	111,714	72,015
Cost of products sold	42	5,271	264	5,843
Depreciation and amortization	968	851	1,853	1,829
General and administrative	1,102	646	2,141	1,437

Total costs and expenses	62,183	43,989	115,972	81,124

Operating income (loss)	2,361	(520)	3,366	(2,484)

Interest income	193	178	412	274
Interest expense	(469)	(254)	(1,026)	(536)

Income (loss) before income taxes	2,085	(596)	2,752	(2,746)
Income tax (expense)	(1,329)	(1,107)	(2,032)	(1,262)

Net income (loss)	$756	$(1,703)	$720	$(4,008)

Earnings (loss) per common share:
Basic	$.02	$(.05)	$.02	$(.12)

Diluted	$.02	$(.05)	$.02	$(.12)

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$23,512	$21,526
Accounts receivable, trade	59,880	50,396
Receivable from businesses distributed to common stockholders	6,487	6,484
Inventories	19,732	17,290
Prepaid expenses and other	4,981	5,513

Total current assets	114,592	101,209

Property and equipment	46,004	41,748
Less accumulated depreciation and amortization	27,166	24,628

Net property and equipment	18,838	17,120

Excess of cost over fair value of net assets of acquired businesses	13,802	13,802
Deferred income taxes and other assets	5,389	4,347

	$152,621	$136,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$908	$478
Accounts payable	14,507	14,672
Accrued expenses	23,462	21,673
Accrued income taxes	8,248	7,232

Total current liabilities	47,125	44,055

Long-term debt, less current portion:
Technical services	36,404	26,561
Information technology and government services	148	178
Parent company	5,000	5,000

Total long-term debt, less current portion	41,552	31,739

Other liabilities	9,661	9,380

Commitments and contingencies

Stockholders’ equity:
Common stock, without par value	4,515	4,507
Additional paid-in capital	123,982	124,481
Treasury stock, at cost	(18,635)	(20,028)
Retained earnings (accumulated deficit)	(49,845)	(50,565)
Accumulated other comprehensive income (loss)	(5,734)	(7,091)

Total stockholders’ equity	54,283	51,304

	$152,621	$136,478

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities:
Net income (loss)	$720	$(4,008)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,853	1,829
Provision for doubtful accounts	1,379	46
Deferred income taxes	(402)	375
Stock option expense	122	—
Changes in operating assets and liabilities:
Accounts receivable	(10,863)	(6,706)
Inventories	(2,442)	(2,441)
Prepaid expenses and other	532	1,617
Accounts payable and accrued expenses	3,739	6,290

Net cash used in operating activities	(5,362)	(2,998)

Investing activities:
Capital expenditures	(2,852)	(2,678)
Other liabilities	281	149
Other, net	(861)	(2,455)

Net cash used in investing activities	(3,432)	(4,984)

Financing activities:
Issuance of debt	18,000	—
Payments on debt	(8,336)	(472)
Common stock issued and other	780	139
Increase (decrease) in receivable from businesses distributed to common stockholders	(3)	218

Net cash provided by (used in) financing activities	10,441	(115)

Effect of exchange rate changes on cash	339	(283)

Increase in cash and cash equivalents	1,986	(8,380)
Cash and cash equivalents at beginning of period	21,526	21,598

Cash and cash equivalents at end of period	$23,512	$13,218

Supplemental cash flow information:
Cash paid for interest	$1,005	$512

Cash paid for income taxes	$825	$1,126

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Xanser Corporation (“Parent Company”) and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three and six month periods ended June 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at June 30, 2006, and the consolidated results of income and cash flows for the periods ended June 30, 2006 and 2005. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain prior year condensed consolidated financial statement information in the condensed consolidated statements of cash flow have been reclassified to conform with the year 2005 and the 2006 presentations.

On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. At June 30, 2006, $6.5 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement. On July 1, 2005, KSL was purchased by Valero L.P., and Valero L.P. affirmatively assumed the obligations of KSL under the Distribution Agreement.

2.	ACQUISITION

On December 31, 2005, Xanser Corporation’s (“Xanser”) wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates, “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG, for a total net consideration of approximately $17.4 million, subject to certain adjustments (which have not been finalized) based upon a post-closing determination of GSG’s working capital

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
that was transferred to Furmanite (the “Acquisition”). GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe, and Furmanite will integrate the purchased assets and related business activity with its existing technical services business. The transaction was consummated as of the close of business on December 31, 2005. As of the period ending June 30, 2006, post closing determination of the acquired working capital was still in process, and it is anticipated that additional procedures will be performed prior to the finalization of the process.
3.	STOCK-BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005, no compensation cost was recognized in the consolidated statements of income.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No.25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted by the Company using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company’s common stock sooner than they could have under their original grants. Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The impact of early vesting of the options on the net loss for 2005 was not significant. Compensation expense recognized in the consolidated statements of income for the quarter ended June 30, 2006 includes options issued after June 3, 2005. The Company issued stock option grants that vest evenly over a five-year period for 70,000 shares during the second quarter of 2006. All options were granted at prices greater than or equal to the market price at the date of grant. The weighted average fair market value of options granted during the six months ended June 30, 2006 was $1.40 per share. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan. The impact of the adoption of Statement 123(R) on the unvested options outstanding at June 30, 2006 will result in approximately $446,000 in expense over the remaining vesting period of approximately five years.

The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

The weighted-average estimated value of employee stock options granted after June 3, 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

After June 3, 2005
Expected volatility	37.8%

Risk-free interest rate	4.2%

Expected dividends	0%

Expected term in years	3.5
The following table reflects net income and diluted earnings per share and pro forma information of the Company for the three months and six months ended June 30, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	Pro	Pro
	forma	forma
	(In thousands, except per share data)
Net income (loss)	$(1,703)	$(4,008)
Stock-based employee compensation expense determined under the fair value based method (1)	(426)	(460)

Pro forma net income (loss)	$(2,129)	$(4,468)

Earnings (loss) per share:
Basic and diluted, as reported (2)	$(.05)	$(.12)

Basic and diluted, pro forma (2)	$(.06)	$(.13)

(1)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.

(2)	Earnings per share for periods prior to year 2006 represent pro forma information based on SFAS 123.
As a result of the adoption of Statement 123R, the Company’s net income was lower than under the previous accounting method for share-based compensation by $63,000 and $122,000 for the three and six month periods ended June 30, 2006, respectively, with no effect on basic or diluted net earnings per common share for either period.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     The following summarizes the shares of common stock under option for all plans at June 30, 2006 and the activity with respect to options for the six months ended June 30, 2006:

	Outstanding	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	1,611,694	$2.47
Granted	70,000	$4.43
Exercised	(365,850)	$2.03
Forfeited	(92,000)	$2.47

Outstanding at June 30, 2006	1,223,844	$2.70

Exercisable at June 30, 2006	628,844	$2.17

		Weighted Average
		Grant Date Fair
	Outstanding	Value
	Shares	Per Share
Nonvested at December 31, 2005	525,000	$.96
Granted	70,000	$1.40
Vested	—	$—
Forfeited	—	$—

Nonvested at June 30, 2006	595,000	$1.08

The aggregate intrinsic value of stock options exercised during the six months ended June 30, 2006 was $323,000. The aggregate intrinsic value of the 1,223,844 stock options outstanding at June 30, 2006 was $735,000 with a weighted average remaining contractual life of 5.9 years. The aggregate intrinsic value of the 628,844 exercisable stock options at June 30, 2006 was $1,364,000 with a weighted-average remaining contractual life of 5.9 years.
At June 30, 2006, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average
			Average Price per		Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual
Price	Outstanding	Exercisable	Option	Option	Life (years)
$0.82 - $1.23	20,000	20,000	$1.16	$1.16	0.9
$1.24 - $1.86	171,749	171,749	$1.60	$1.59	3.1
$1.87 - $2.81	411,595	405,595	$2.39	$2.39	6.9
$2.82 - $3.45	620,500	31,500	$3.28	$3.12	5.5

	1,223,844	628,844	$2.70	$2.17	5.9

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Net income (loss)	$756	$(1,703)	$720	$(4,008)
Foreign currency translation adjustment	486	(1,444)	1,357	(2,149)

Comprehensive income (loss)	$1,242	$(3,147)	$2,077	$(6,157)

At June 30, 2006 and December 31, 2005, accumulated other comprehensive income (loss) consisted of cumulative gains (losses) from foreign currency translation adjustments of $.9 million and $(.5) million, respectively, and cumulative losses from minimum pension liability adjustments for subsidiaries of $6.6 million and $6.6 million, respectively.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.	EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except for per share amounts):

		Weighted
	Net	Average	Per
	Income	Common	Share
	(Loss)	Shares	Amount
Three Months Ended June 30, 2006
Basic earnings (loss) per share –	$756	34,725	$.02

Net income (loss)
Effect of dilutive securities	–	528

Diluted earnings (loss) per share –
Net income (loss)	$756	35,253	$.02

Three Months Ended June 30, 2005
Basic earnings (loss) per share –	$(1,703)	32,430	$(.05)

Net income (loss)
Effect of dilutive securities	–	–

Diluted earnings (loss) per share –
Net income (loss)	$(1,703)	32,430	$(.05)

Six Months Ended June 30, 2006
Basic earnings (loss) per share –
Net income (loss)	$720	34,591	$.02

Effect of dilutive securities	–	591

Diluted earnings (loss) per share –
Net income (loss)	$720	35,182	$.02

Six Months Ended June 30, 2005
Basic earnings (loss) per share –
Net income (loss)	$(4,008)	32,394	$(.12)

Effect of dilutive securities	–	–

Diluted earnings (loss) per share –
Net income (loss)	$(4,008)	32,394	$(.12)

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As a result of the net loss for the three months and six months ended June 30, 2005, 3,106,000 and 3,173,000 stock options at a weighted net average price of $1.89 and $1.88, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Options to purchase 160,000 and 29,000 shares of common stock at a weighted average price of $2.76 and $3.05, respectively, were outstanding for the three and six month periods ended June 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock. The Company’s 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005, because the effects of assumed conversion would be anti-dilutive.

6.	RETIREMENT PLAN

One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Net periodic pension cost:
Service cost	$126	$122	$256	$248
Interest cost	875	908	1,776	1,850
Expected return on plan assets	(946)	(983)	(1,920)	(2,003)
Amortization of prior service cost	(26)	(28)	(54)	(57)
Recognized net gain	173	134	350	274

Net periodic pension cost	$202	$153	$408	$312

In March of 2006, the Financial Accounting Standards Board issued an exposure draft which would amend the disclosure requirements of FASB No. 87 regarding how employers account for their pension and other postretirement obligations for the fiscal years ending after December 15, 2006. The Company is currently evaluating the provisions of the exposure draft and the impact to the Company’s financial statements upon adoption of the amendment. The amendment will require the Company to bring the unfunded position of the U.K. Plan to the Company’s balance sheet. As of December 31, 2005, the U.K. Plan reported a Net Pension Liability of $8,149,000.

7.	CONTINGENCIES

The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations or liquidity of the Company.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.	BUSINESS SEGMENT DATA

The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company’s information technology and government services segment provides consulting services, hardware sales and other related information management and processing services to healthcare, governmental, insurance and financial institutions. After the end of the quarter ended June 30, 2006, management determined that it would complete the existing contracts with current healthcare customers but would not pursue new healthcare business and that it would build its information technology business in the government sector.

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

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments. Business segment data is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(in thousands)
Business segment revenues:
Technical services	$61,364	$34,849	$113,176	$65,508
Information technology and government services	3,180	8,620	6,162	13,132

	$64,544	$43,469	$119,338	$78,640

Technical services segment revenues:
Underpressure services	$19,403	$12,333	$37,903	$25,275
Turnaround and valve repair services	30,099	16,677	53,359	29,298
Other services	11,862	5,839	21,914	10,935

	$61,364	$34,849	$113,176	$65,508

Business segment profit (loss):
Technical services	$4,997	$2,913	$7,912	$4,444
Information technology and government services	(1,534)	(2,788)	(2,405)	(5,492)
General corporate	(1,102)	(645)	(2,141)	(1,436)

Operating income (loss)	2,361	(520)	3,366	(2,484)
Interest income	193	178	412	274
Interest expense	(469)	(254)	(1,026)	(536)

Income (loss) before income taxes	$2,085	$(596)	$2,752	$(2,746)

	June 30,	December 31,
	2006	2005
	(in thousands)
Total assets:
Technical services (a)	$118,788	$100,299
Information technology and government services	11,030	16,506
General corporate	22,803	19,673

	$152,621	$136,478

(a)	Technical services assets increased due to additional working capital required as a result of the acquisition of the operating assets of GSG.
9.	NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of the adoption of this Interpretation on its consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the condensed consolidated financial statements of Xanser Corporation (the “Parent”) and its subsidiaries (collectively the “Company”) and notes thereto included elsewhere in this report.
Overview
The Company conducts its principal businesses through subsidiaries in two industry segments, technical services and information technology and government services. The technical services segment operates through Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), and provides specialized technical services including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see “Technical Services”. Xtria LLC (“Xtria”) provides services to the information technology industry and government agencies. Xtria offers products and services that include workflow analysis, data storage solutions, hardware design and implementation, web hosted data processing, network analysis, consulting, research, program and policy analysis, program implementation and program evaluation and other support services to the healthcare industry and agencies of the state and federal government.
Consolidated Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands–except per share amounts)
Revenues	$64,544	$43,469	$119,338	$78,640

Operating income (loss)	$2,361	$(520)	$3,366	$(2,484)

Net income (loss)	$756	$(1,703)	$720	$(4,008)

Earnings (loss) per common share – basic and diluted	$.02	$(.05)	$.02	$(.12)

Capital expenditures	$1,481	$1,351	$2,852	$2,678

For the three months ended June 30, 2006, consolidated revenues increased by $21.1 million, or 48%, when compared to the same 2005 period, due to a $26.5 million increase in revenues from the technical services business (see “Technical Services” below), partially offset by a $5.4 million decrease in revenues from the information technology and government services business (see “Information Technology and Government Services” below). Consolidated operating income for the three months ended June 30, 2006 increased by $2.9 million, when compared to the second quarter of 2005, due primarily to a $2.1 million increase in operating income from the technical services business and a $1.1 million increase in operating income from the information technology and government services business, offset by $0.5 million decrease from general corporate. Second quarter 2006 net income increased by $2.5 million, compared to the same 2005 period, due to the increase in operating income from both the technical services business and the information technology and government services business.

XANSER CORPORATION AND SUBSIDIARIES
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the six months ended June 30, 2006, consolidated revenues increased by $40.7 million, or 52%, when compared to the same 2005 period, due to an $47.7 million increase in revenues from the technical services business (see “Technical Services” below) partially offset by a $7.0 million decrease in revenues from the information technology and government services business (see “Information Technology and Government Services” below). Consolidated operating income for the six months ended June 30, 2006 increased by $5.9 million when compared to the same 2005 period, due to a $3.5 million increase in technical services operating income and a $3.1 million increase in operating income from the information technology and government services business, offset by $0.7 million decrease from General Corporate. Net income for the six months ended June 30, 2006 increased by $5.8 million when compared to the same 2005 period.
Technical Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues:
United States	$25,674	$7,215	$48,462	$14,323
Europe	30,271	21,550	54,074	39,905
Asia-Pacific	5,419	6,084	10,640	11,280

Total revenues	$61,364	$34,849	$113,176	$65,508

Operating income:
United States	$499	$55	$1,398	$(8)
Europe	4,822	2,651	6,842	4,285
Asia-Pacific	1,104	1,080	1,933	1,820
Headquarters	(1,428)	(873)	(2,261)	(1,653)

Total operating income	$4,997	$2,913	$7,912	$4,444

Capital expenditures	$1,472	$730	$2,822	$1,511

For the three months ended June 30, 2006, revenues for the technical services business increased by $26.5 million, or 76%, when compared to the same 2005 period, primarily as a result of the acquisition of operating assets of Flowserve’s General Services Group (“GSG”). In the United States, revenues increased by $18.5 million, or 256%, when compared to the second quarter of 2005. In Europe, revenues increased by $8.7 million, or 40%, when compared to the second quarter of 2005, primarily as a result of the acquisition of operating assets of GSG and increases in turnaround and valve repair services and other process plant services. In Asia-Pacific, revenues decreased by $0.7 million, or 11%, when compared to the second quarter of 2005 due to a $0.7 million decrease in other products and services. The impact of foreign currency exchange rate decreases was ($1.6) million in Europe and ($0.1) million in Asia-Pacific when compared to the effect of foreign currency exchange rates in 2005.
For the three months ended June 30, 2006, technical services operating income increased by $2.1 million, or 72%, when compared to the same 2005 period. In the United States, operating income increased by $0.4 million, when compared to the same period in 2005, due primarily to higher revenues and operating margins and the acquisition of the operating assets of GSG. In Europe, operating income increased by $2.2 million, or 82%, when compared to the same 2005 period, due to

XANSER CORPORATION AND SUBSIDIARIES
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
overall higher revenues and higher operating margins and the acquisition of the operating assets of GSG. In Asia-Pacific, operating income was about the same when compared to the same period 2005. The impact of foreign currency exchange rates on second quarter 2006 operating income was not significant.
For the six months ended June 30, 2006, revenues for the technical services business increased by $47.7 million, or 73%, when compared to the same 2005 period. In the United States, revenues increased by $34.1 million, when compared to the first six months of 2005, primarily as a result of the acquisition of operating assets of Flowserve’s General Services Group (“GSG”). In Europe, revenues increased by $14.2 million, or 36%, when compared to the first six months of 2005, primarily as a result of the acquisition of the operating assets of GSG and increases in turnaround and valve repair and other process plant services. In Asia-Pacific, revenues decreased by $0.6 million, or 6%, when compared to the first six months of 2005 primarily due to lower product sales. The impact of foreign currency exchange rate was $(1.5) million in Europe and $(0.3) million in Asia-Pacific when compared to the effect of foreign currency exchange rates in 2005.
For the six months ended June 30, 2006, technical services operating income increased by $3.5 million, or 78%, when compared to the same 2005 period. In the United States, operating income increased by $1.4 million, when compared to the same period in 2005 due to overall higher revenues primarily as a result of the acquisition of the operating assets of GSG and higher operating margins. In Europe, operating income increased by $2.6 million, or 60%, when compared to the same 2005 period, due to overall higher revenues primarily as a result of the acquisition of the operating assets of GSG and higher operating margins. In Asia-Pacific, operating income increased by $0.1 million, or 6% when compared to the same 2005 period. The technical services headquarters costs increased by $0.6 million when compared to the same 2005 period. The impact of foreign currency exchange rates on the first and second quarter 2005 operating income was not significant.
Information Technology and Government Services

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)
Revenues	$3,180	$8,620	$6,162	$13,132

Operating income (loss)	$(1,534)	$(2,788)	$(2,405)	$(5,492)

Capital expenditures	$9	$621	$30	$1,167

For the three month period ended June 30, 2006, information technology and government services revenues decreased by $5.4 million, or 63%, when compared to the three months ended June 30, 2005, due primarily to decreases in healthcare and financial and insurance services. As the Company refocused its efforts on higher margin service offerings, software, technology and other assets related to a product line not consistent with future service offerings were sold or written off in the second half of 2005.
For the three month period ended June 30, 2006, information technology and government services operating income improved by $1.3 million, when compared to the three months ended June 30, 2005, primarily as a result of improving the business as noted above and after changes in estimates of collectibility

XANSER CORPORATION AND SUBSIDIARIES
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
during the quarter ended June 30, 2006 that resulted in a $1.1 million provision increase in the allowance for doubtful accounts.
For the six month period ended June 30, 2006, information technology and government services revenues decreased by $7.0 million or 53% when compared to the six months ended June 30, 2005, due primarily to a $5.5 million decrease in healthcare revenues.
For the six month period ended June 30, 2006, information technology and government services operating income increased by $3.1 million, or 56% when compared to the six months ended June 30, 2005, due primarily to a $2.1 million decrease in healthcare losses and $1.5 million increase in risk management services.
During the first half of 2006, management reviewed the performance of the information technology and government services business with a view towards effecting operational changes to eliminate losses from these operations. After the end of the quarter ended June 30, 2006, management determined that it would complete the existing contracts with current healthcare customers but would not pursue new healthcare business and that it would build its business in the government sector.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Based on the Company’s uncertainty regarding the generation of future taxable income, all domestic federal tax benefits recorded for the three and six month periods ended June 30, 2006 and 2005 are fully offset by a corresponding change in valuation allowance.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.
Liquidity and Capital Resources
Cash used in operating activities was $5.0 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, the Company’s working capital requirements for operations and capital expenditures were funded mostly through the use of internally generated funds. However, a total of $9.5 million was drawn from the $50 million facility and the $15 million facility to fund increased working capital requirements resulting from the acquisition of certain operating assets of Flowserve.
Capital expenditures were $2.9 million and $2.7 million for the six month periods ended June 30, 2006 and 2005, respectively. Consolidated capital expenditures for the year 2006 have been budgeted at $3.0 million to $5.0 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company’s control, including demand for services in the technical services and information technology and government services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2006 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.

XANSER CORPORATION AND SUBSIDIARIES
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
At June 30, 2006, $22.6 million was outstanding under a $50 million amended and restated bank loan agreement (the “$50 million facility”) that provides working capital for the technical services segment and is without recourse to Xanser. Borrowings under the $50 million facility bear interest at the option of the borrower at variable rates (5.84% at June 30, 2006), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50 million facility, and cash flow to fixed charges and capital expenditures. At June 30, 2006, the borrower was in compliance with all covenants under this facility. The $50 million facility matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group.
On March 31, 2006, a subsidiary in the technical services segment borrowed $8.5 million under a $15 million revolving bank loan agreement that provides working capital for the technical services segment (the “$15 million facility”) and used the proceeds to repay amounts outstanding under the $50 million facility. During the three months ended June 30, 2006, an additional $4.5 million was drawn under the $15 million facility for working capital purposes. Borrowings under the $15 million facility ($13.0 million at June 30, 2006) bear interest at the option of the borrower at variable rates (5.75% at June 30, 2006), based on either the LIBOR rate or prime rate and is secured by a letter of credit under the $50 million facility. The $15 million facility has the same financial and operational covenants with respect to the technical services group and is without recourse to the Parent Company. At June 30, 2006, the borrower was in compliance with all covenants under this facility.
The Parent Company’s 8.75% subordinated debentures ($5.0 million outstanding at June 30, 2006) are convertible into shares of the Company’s common stock at the conversion price of $5.26 per share.
An additional $5.0 million was drawn under the technical services $50 million credit facility for working capital for the technical services group during the first quarter of 2006. During the three months ended June 30, 2006, an additional $4.5 million was drawn under the $15 million facility for working capital purposes.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at June 30, 2006, or for the three and six month periods ended June 30, 2006 and 2005.
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
The technical services segment’s revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the year ended December 31, 2005 and the six months ended June 30, 2006.
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
fair value, and therefore, the Company recorded a non-cash charge, after income taxes, of $45.3 million as the cumulative effect of a change in accounting principle. No impairment charge was appropriate under the previous goodwill impairment standard (SFAS No. 121), which was based on undiscounted cash flows. Based on valuations and analysis performed by the Company at June 30, 2006 and December 31, 2005, 2004 and 2003, no additional impairment charge was required. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur (up to the current goodwill carrying value of $13.8 million), which could have a material effect on the results of operations of the Company.
At June 30, 2006, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. The net operating loss carryforwards available as of December 31, 2005 expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; $10.9 million in 2023; $1.2 million in 2024; and $12.3 in 2025. The utilization of net operating loss carryforwards and alternative minimum tax credit carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock. The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company’s federal and state net deferred tax assets. The net deferred tax assets in 2006 and 2005 relate to foreign tax matters. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operating of the Company.
New Accounting Standards
In June 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of FASB No. 109, Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact of the adoption of this Interpretation on its consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
The principal market risks pursuant to this Item (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amounts of variable rate debt of $35.6 million at June 30, 2006, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
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
The Company’s principal executive officer and principal financial officer, after evaluating, as of June 30, 2006, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management to allow for timely decisions regarding disclosure.
During the quarter ended June 30, 2006, there have not been any changes in the Company’s internal controls over financial reporting that have affected, or are reasonably likely to affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

XANSER CORPORATION AND SUBSIDIARIES
Part II — Other Information
Item 1 A. Risk Factors
There have been no material changes to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 6. Exhibits
(a)	Exhibits.
2.1	Asset Purchase Agreement, dated December 31, 2005, among Flowserve US Inc., IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company, Flowserve Belgium N.V., Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA, Furmanite Worldwide, Inc. and Furmanite GSG B.V., filed as Exhibit 2.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

XANSER CORPORATION AND SUBSIDIARIES
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	By-laws of the Registrant, as amended and restated March 10, 2005, filed as exhibit 3.8 to Registrant’s Form 10-K for the year ended December 31, 2004, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation related to the Registrant’s Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

4.2	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.3	Certificate of Designation related to the Registrant’s Adjustable Rate Cumulative Class A Preferred Stock, Series C, dated April 23, 1991, filed as Exhibit 4.4 of the exhibits to Registrant’s Form 10-K for the year ended December 31, 1991, which exhibit is hereby incorporated by reference.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

XANSER CORPORATION AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XANSER CORPORATION
(Registrant)

Date: August 14, 2006	/s/ HOWARD C. WADSWORTH Howard C. Wadsworth
Chief Accounting Officer
(Duly Authorized Officer)