Form 10-Q
period 2006-09-30
XANSER CORP
filed 2006-11-14
CIK 54441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2006
No Par Value	34,900,662 shares

XANSER CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2006

		Page No.
Part I. Financial Information

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2006 and 2005	1
	Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	2
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2006 and 2005	3
	Condensed Consolidated Statements of Changes in Stockholders’ Equity – September 30, 2006 and December 31, 2005	4
	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	24

Item 4.	Controls and Procedures	24

Part II. Other Information

Item 1A.	Risk Factors	25

Item 4.	Submission of Matters to a Vote of Security Holders	25

Item 6.	Exhibits	25
Amended and Restated Bylaws
Change in Control Agreement - John R. Barnes
Change in Control Agreement - Max A. Elghandour
Change in Control Agreement - Joseph E. Milliron
Change in Control Agreement - Michael L. Rose
Change in Control Agreement - Howard C. Wadsworth
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands – Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Services	$60,211	$39,883	$179,085	$113,116
Products	49	518	513	5,925

Total revenues	60,260	40,401	179,598	119,041

Costs and expenses:
Operating costs	60,440	36,705	172,154	108,721
Cost of products sold	12	526	276	6,369
Depreciation and amortization	808	900	2,661	2,729
General and administrative	944	891	3,085	2,327

Total costs and expenses	62,204	39,022	178,176	120,146

Operating income (loss)	(1,944)	1,379	1,422	(1,105)

Interest income	243	213	655	487
Interest expense	(955)	(256)	(1,981)	(792)

Income (loss) before income taxes	(2,656)	1,336	96	(1,410)
Income tax (expense)	(652)	(1,295)	(2,684)	(2,557)

Net income (loss)	$(3,308)	$41	$(2,588)	$(3,967)

Earnings (loss) per common share:
Basic	$(.10)	$.00	$(.08)	$(.12)

Diluted	$(.10)	$.00	$(.08)	$(.12)

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$21,946	$21,526
Accounts receivable, trade	59,239	50,396
Receivable from businesses distributed to common stockholders	1,882	6,484
Inventories	20,463	17,290
Prepaid expenses and other	5,582	5,513

Total current assets	109,112	101,209

Property and equipment	47,213	41,748
Less accumulated depreciation and amortization	27,137	24,628

Net property and equipment	20,076	17,120

Excess of cost over fair value of net assets of acquired businesses	13,802	13,802
Deferred income taxes and other assets	5,111	4,347

	$148,101	$136,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$755	$478
Accounts payable	14,343	14,672
Accrued expenses	26,457	21,673
Accrued income taxes	3,461	7,232

Total current liabilities	45,016	44,055

Long-term debt, less current portion:
Technical services	36,429	26,561
Information technology and government services	133	178
Parent company	5,000	5,000

Total long-term debt, less current portion	41,562	31,739

Other liabilities	11,026	9,380

Commitments and contingencies

Stockholders’ equity:
Common stock, without par value	4,522	4,507
Additional paid-in capital	124,025	124,481
Treasury stock, at cost	(18,452)	(20,028)
Retained earnings (accumulated deficit)	(53,153)	(50,565)
Accumulated other comprehensive income (loss)	(6,445)	(7,091)

Total stockholders’ equity	50,497	51,304

	$148,101	$136,478

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities:
Net income (loss)	$(2,588)	$(3,967)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,661	2,729
Provision for doubtful accounts	1,895	800
Gain on sale of assets	—	(2,102)
Non-recurring expenses	—	1,333
Deferred income taxes	79	385
Stock option expense	132	—
Changes in operating assets and liabilities:
Accounts receivable	(10,738)	(7,047)
Inventories	(3,173)	(1,494)
Prepaid expenses and other	(69)	1,556
Accounts payable and accrued expenses	5,284	3,291

Net cash used in (provided by) operating activities	(6,517)	(4,516)

Investing activities:
Capital expenditures	(4,019)	(3,210)
Proceeds from sale of assets	—	5,400
Other, net	(758)	777

Net cash used in investing activities	(4,777)	2,967

Financing activities:
Issuance of debt	19,489	448
Payments on debt	(9,066)	(1,739)
Common stock issued and other	1,003	2,313
Decrease in receivable from businesses distributed to common stockholders	2	130

Net cash provided by financing activities	11,428	1,152

Effect of exchange rate changes on cash	286	(305)

Increase (decrease) in cash and cash equivalents	420	(702)
Cash and cash equivalents at beginning of period	21,526	21,598

Cash and cash equivalents at end of period	$21,946	$20,896

Supplemental cash flow information:
Cash paid for interest	$1,757	$863

Cash paid for income taxes	$1,855	$1,476

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

					Accumulated
		Additional		Accumulated	Other
	Common	Paid-in	Treasury	Income	Comprehensive
	Stock	Capital	Stock	(Deficit)	(Loss)
Balance at December 31, 2005	$4,507	$124,481	$(20,028)	$(50,565)	$(7,091)
Net (loss) for the period	—	—	—	(2,588)
Foreign currency translation adjustment	—	—	—	—	646
Stock option expense	—	132	—	—	—
Stock options exercised	15	(588)	1,576	—

Balance at September 30, 2006	$4,522	$124,025	$(18,452)	$(53,153)	$(6,445)

See notes to condensed consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.	GENERAL AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated financial statements include the accounts of Xanser Corporation (“Parent Company”) and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances are eliminated in consolidation. The unaudited condensed consolidated financial statements of the Company for the three and nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with accounting principles generally accepted in the United States of America. Significant accounting policies followed by the Company are disclosed in the notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all of the adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company at September 30, 2006, and the consolidated results of income and cash flows for the periods ended September 30, 2006 and 2005. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Certain prior year condensed consolidated financial statement information in the condensed consolidated statements of cash flows have been reclassified to conform with the year 2005 and 2006 presentations.

On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby, KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. At September 30, 2006, $1.9 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement. On July 1, 2005, KSL was purchased by Valero L.P., and Valero L.P. affirmatively assumed the obligations of KSL under the Distribution Agreement.

2.	ACQUISITION

On December 31, 2005, Xanser Corporation’s (“Xanser”) wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates, “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG, for a total net consideration of approximately $17.4 million, subject to certain adjustments (which have not been finalized) based upon a post-closing determination of GSG’s working capital that was transferred to Furmanite (the “Acquisition”). GSG provided maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe, and Furmanite has integrated the purchased assets and related business activity with its existing technical services business. The transaction was consummated as of the close of business on December 31, 2005. As of the period ending September 30, 2006, post closing determination of the acquired working capital was still in process, and it is anticipated that additional procedures will be performed prior to the finalization of the process.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No.25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted by the Company using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company’s common stock sooner than they could have under their original grants. Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The impact of early vesting of the options on the net loss for 2005 was not significant. Compensation expense recognized in the consolidated statements of operations for the period ended September 30, 2006 includes options issued after June 3, 2005. The Company issued stock option grants that vest evenly over a five-year period for 105,000 shares for the nine months ended September 30, 2006. The Company issued stock option grants for 80,000 shares during the nine months ended September 30, 2005, at which time they were all vested. All options were granted at prices greater than or equal to the market price at the date of grant. The weighted average fair market value of options granted during the nine months ended September 30, 2006 and 2005 was $1.55 and $0.97 per share, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan. The impact of the adoption of SFAS 123(R) on the unvested options outstanding at September 30, 2006 will result in approximately $441,000 in expense over the remaining vesting period of approximately five years.
The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS 123(R) in fiscal year 2006 and a single option award approach. This fair value computation is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
The weighted-average estimated value of employee stock options granted after June 3, 2005 was estimated using the Black-Scholes model with the following weighted-average assumptions:

After June 3, 2005
Expected volatility	34.1% to 37.6%

Risk-free interest rate	4.1% to 5.1%

Expected dividends	0%

Expected term in years	3.5
The following table reflects net income and diluted earnings per share and pro forma information of the Company for the three months and nine months ended September 30, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	Pro forma	Pro forma
Net income (loss)	$41	$(3,967)
Stock-based employee compensation expense determined under the fair value based method (1)	(49)	(509)

Pro forma net income (loss)	$(8)	$(4,476)

Earnings (loss) per share:
Basic and diluted, as reported (2)	$(.00)	$(.12)

Basic and diluted, pro forma (2)	$(.00)	$(.14)

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS 123.

(2)	Earnings per share for periods prior to year 2006 represent pro forma information based on SFAS 123.
As a result of the adoption of Statement 123R, the Company’s net income was lower than under the previous accounting method for share-based compensation by $10,000 and $132,000 for the three and nine month periods ended September 30, 2006, respectively, with no effect on basic or diluted net earnings per common share for either period.
The following summarizes the shares of common stock under option for all plans at September 30, 2006 and the activity with respect to options for the nine months ended September 30, 2006:

	Outstanding	Average Price
	Shares	Per Share
Outstanding at December 31, 2005	1,611,694	$2.47
Granted	105,000	$4.73
Exercised	(470,488)	$2.17
Forfeited	(171,000)	$2.76

Outstanding at September 30, 2006	1,075,206	$2.78

Exercisable at September 30, 2006	610,206	$2.23

		Weighted
		Average
		Grant Date
	Outstanding	Fair Value
	Shares	Per Share
Nonvested at December 31, 2005	525,000	$.96
Granted	105,000	$1.55
Vested	(90,000)	$1.04
Forfeited	(75,000)	$1.04

Nonvested at September 30, 2006	465,000	$1.16

The aggregate intrinsic value of stock options exercised during the nine months ended September 30, 2006 and 2005 was $452,000 and $1,884,000, respectively. The aggregate intrinsic value of the 1,075,206 stock options outstanding at September 30, 2006 was $1,231,000 with a weighted average remaining contractual life of 5.9 years. The aggregate intrinsic value of the 610,206 exercisable stock options at September 30, 2006 was $694,000 with a weighted-average remaining contractual life of 6.4 years. The total fair value of shares vested during the nine months ended September 30, 2005 was $627,000, primarily as a result of early vesting of 616,646 shares.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At September 30, 2006, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average
			Average Price per		Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual
Price	Outstanding	Exercisable	Option	Option	Life (years)
$0.82 - $1.23	20,000	20,000	$1.16	$1.16	0.4
$1.24 - $1.86	158,928	158,928	$1.59	$1.59	2.7
$1.87 - $2.81	373,778	373,778	$2.42	$2.42	6.9
$2.82 - $5.34	522,500	57,500	$3.46	$3.14	5.2

	1,075,206	610,206	$2.78	$2.23	5.9

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Net income (loss)	$(3,308)	$41	$(2,588)	$(3,967)
Foreign currency translation adjustment	(711)	134	646	(2,015)

Comprehensive income (loss)	$(4,019)	$175	$(1,942)	$(5,982)

At September 30, 2006 and December 31, 2005, accumulated other comprehensive income (loss) consisted of cumulative gains (losses) from foreign currency translation adjustments of $.1 million and $(.5) million, respectively, and cumulative losses from minimum pension liability adjustments for subsidiaries of $6.6 million and $6.6 million, respectively.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.	EARNINGS (LOSS) PER SHARE

The following is a reconciliation of basic and diluted earnings (loss) per share (in thousands, except for per share amounts):

		Weighted
	Net	Average	Per
	Income	Common	Share
	(Loss)	Shares	Amount
Three Months Ended September 30, 2006
Basic earnings (loss) per share –
Net income (loss)	$(3,308)	34,801	$(.10)

Effect of dilutive securities	—	—

Diluted earnings (loss) per share –
Net income (loss)	$(3,308)	34,801	$(.10)

Three Months Ended September 30, 2005
Basic earnings (loss) per share –
Net income (loss)	$41	33,844	$.00

Effect of dilutive securities	—	351

Diluted earnings (loss) per share –
Net income (loss)	$41	34,195	$.00

Nine Months Ended September 30, 2006
Basic earnings (loss) per share –
Net income (loss)	$(2,588)	34,666	$(.08)

Effect of dilutive securities	—	—

Diluted earnings (loss) per share –
Net income (loss)	$(2,588)	34,666	$(.08)

Nine Months Ended September 30, 2005
Basic earnings (loss) per share –
Net income (loss)	$(3,967)	32,420	$(.12)

Effect of dilutive securities	—	—

Diluted earnings (loss) per share –
Net income (loss)	$(3,967)	32,420	$(.12)

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As a result of the net loss for the three months and nine months ended September 30, 2006, 1,154,315 and 1,299,831 stock options at the weighted average exercise prices of $2.77 and $2.64, respectively, were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. As a result of the net loss for the nine months ended September 30, 2005, 2,619,379 stock options at a weighted net average price of $1.92 were excluded from the computation of diluted earnings per share because the effect would be anti-dilutive. Options to purchase 133,500 and 30,432 shares of common stock at a weighted average price of $2.79 and $3.07, respectively, were outstanding for the three and nine month periods ended September 30, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market prices of the common stock. The Company’s 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005, because the effect of assumed conversion would be anti-dilutive.

6.	INCOME TAXES

Income (loss) before income taxes is comprised of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Domestic operations	$(6,671)	$(1,838)	$(9,724)	$(8,597)
Foreign operations	4,015	3,174	9,820	7,187

Income (loss) before income taxes	$(2,656)	$1,336	$96	$(1,410)

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Expected tax expense (benefit) at statutory rates	$(903)	$454	$33	$(479)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	2,390	735	3,441	3,182
State income taxes, net	(211)	(65)	(305)	(282)
Foreign tax rate differences	(556)	131	(655)	126
Permanent differences	90	(46)	170	21
Resolution of state and foreign tax issues	(157)	85	—	(13)
Other	(1)	1	—	2

Income tax expense	$652	$1,295	$2,684	$2,557

7.	RETIREMENT PLAN

One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Net periodic pension cost:
Service cost	$128	$119	$384	$367
Interest cost	888	890	2,664	2,740
Expected return on plan assets	(960)	(963)	(2,880)	(2,966)
Amortization of prior service cost	(27)	(27)	(81)	(84)
Recognized net gain	175	132	525	406

Net periodic pension cost	$204	$151	$612	$463

In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 which requires recognition of the over or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 will require the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. SFAS 158 will require the

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Company to bring the unfunded position of the U.K. Plan to the Company’s balance sheet. As of December 31, 2005, the U.K. Plan reported a Net Pension Liability of $8,149,000.

8.	CONTINGENCIES

The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position or results of operations or liquidity of the Company.

9.	BUSINESS SEGMENT DATA

The Company provides technical services to an international client base that includes refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other process industries. Additionally, the Company’s information technology and government services segment has provided consulting services, hardware sales and other related information management and processing services to healthcare customers and governmental agencies. After the end of the quarter ended June 30, 2006, management determined that it would complete the existing contracts with current healthcare customers but would not pursue new healthcare business and that it would build its information technology business in the government sector.

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

Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments. Business segment data is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Business segment revenues:
Technical services	$57,588	$35,403	$170,764	$100,911
Information technology and government services	2,672	4,998	8,834	18,130

	$60,260	$40,401	$179,598	$119,041

Technical services segment revenues:
Underpressure services	$19,950	$12,774	$57,853	$38,049
Turnaround and valve repair services	25,322	16,307	78,681	45,605
Other services	12,316	6,322	34,230	17,257

	$57,588	$35,403	$170,764	$100,911

Business segment profit (loss):
Technical services	$1,677	$3,542	$9,589	$7,986
Information technology and government services	(2,677)	(1,272)	(5,082)	(6,764)
General corporate	(944)	(891)	(3,085)	(2,327)

Operating income (loss)	(1,944)	1,379	1,422	(1,105)
Interest income	243	213	655	487
Interest expense	(955)	(256)	(1,981)	(792)

Income (loss) before income taxes	$(2,656)	$1,336	$96	$(1,410)

	September 30,	December 31,
	2006	2005
	(in thousands)
Total assets:
Technical services (a)	$120,610	$100,299
Information technology and government services	9,197	16,506
General corporate	18,294	19,673

	$148,101	$136,478

(a)	Technical services assets increased mainly due to additional working capital required as a result of the acquisition of the operating assets of GSG.
10.	NEW ACCOUNTING STANDARDS

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

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company is in the process of determining the impact of the adoption of SAB 108 on its Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.

XANSER CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Consolidated Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands – except per share amounts)
Revenues	$60,260	$40,401	$179,598	$119,041

Operating income (loss)	$(1,944)	$1,379	$1,422	$(1,105)

Net income (loss)	$(3,308)	$41	$(2,588)	$(3,967)

Earnings (loss) per common share – basic and diluted	$(.10)	$—	$(.08)	$(.12)

Capital expenditures	$1,167	$532	$4,019	$3,210

For the three months ended September 30, 2006, consolidated revenues increased by $19.9 million, or 49%, when compared to the same 2005 period, due to a $22.2 million increase in revenues from the technical services business (see “Technical Services” below), partially offset by a $2.3 million decrease in revenues from the information technology and government services business (see “Information Technology and Government Services” below). Consolidated operating income for the three months ended September 30, 2006 decreased by $3.3 million, when compared to the third quarter of 2005, due primarily to a $1.9 million decrease in operating income from the technical services business, and a $1.4 million increase in operating loss from the information technology and government services business, and a $(0.1) million increase in operating loss from general corporate.
For the nine months ended September 30, 2006, consolidated revenues increased by $60.6 million, or 51%, when compared to the same 2005 period, due to a $69.9 million increase in revenues from the technical services business (see “Technical Services” below) offset by a $9.3 million decrease in

XANSER CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
revenues from the information technology and government services business (see “Information Technology and Government Services” below). Consolidated operating income for the nine months ended September 30, 2006 increased by $2.5 million when compared to the same period in 2005, due to a $1.6 million increase in technical services operating income and a $1.7 million decrease in operating loss from the information technology and government services business, offset by $(0.8) million increase from General Corporate. Net loss for the nine months ended September 30, 2006 decreased by $1.4 million when compared to the same period in 2005.
Technical Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Revenues:
United States	$22,106	$7,176	$70,568	$21,499
Europe	29,644	21,836	83,718	61,741
Asia-Pacific	5,838	6,391	16,478	17,671

Total revenues	$57,588	$35,403	$170,764	$100,911

Operating income:
United States	$(2,873)	$(23)	$(1,474)	$(31)
Europe	4,458	3,493	11,255	7,878
Asia-Pacific	997	1,032	2,931	2,852
Headquarters	(905)	(960)	(3,123)	(2,713)

Total operating income	$1,677	$3,542	$9,589	$7,986

Capital expenditures	$797	$352	$3,619	$1,863

For the three months ended September 30, 2006, revenues for the technical services business increased by $22.2 million, or 63%, when compared to the same period in 2005, primarily as a result of the acquisition of Flowserve’s General Services Group (“GSG”). In the United States, revenues increased by $14.9 million, or 208%, when compared to the third quarter of 2005 primarily as a result of the acquisition of GSG. In Europe, revenues increased by $7.8 million, or 36%, when compared to the third quarter of 2005, primarily as a result of the acquisition of Flowserve’s General Services Group (“GSG”) and increases in turnaround and valve repair services and other process plant services. In Asia-Pacific, revenues decreased by $0.5 million, or 9%, when compared to the third quarter of 2005 as a result of anticipated delays in the replacement of expiring service contracts. The foreign currency exchange rate had a positive effect of $1.3 million in Europe and an insignificant effect in Asia-Pacific when compared to the effect of foreign currency exchange rates in 2005.
For the three months ended September 30, 2006, technical services operating income decreased by $1.9 million, or 53%, when compared to the same 2005 period. In the United States, operating loss increased by $2.8 million, when compared to the same period in 2005, due primarily to integration costs as a result of the acquisition of Flowserve’s General Services Group (“GSG”) and unusually high legal expenses relating to the acquisition of GSG and the expansion of the business. In Europe, operating income increased by $1.0 million, or 28%, when compared to the same 2005 period, due to overall higher revenues and higher operating margins and the acquisition. In Asia-Pacific, operating income was about the same when compared to the same period

XANSER CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
2005. The effect of foreign currency exchange rates on third quarter 2006 operating income was not significant.
For the nine months ended September 30, 2006, revenues for the technical services business increased by $69.9 million, or 69%, when compared to the same 2005 period. In the United States, revenues increased by $49.1 million, when compared to the first nine months of 2005, primarily as a result of the acquisition of Flowserve’s General Services Group (“GSG”). In Europe, revenues increased by $22.0 million, or 36%, when compared to the first nine months of 2005, primarily as a result of the acquisition of GSG and increases in turnaround and valve repair and other process plant services. In Asia-Pacific, revenues decreased by $1.2 million, or 7%, when compared to the first nine months of 2005 primarily due to anticipated delays in the replacement of expiring service contracts. The effect of foreign currency exchange rate was $(0.3) million in Europe and $(0.3) million in Asia-Pacific when compared to the effect of foreign currency exchange rates in 2005.
For the nine months ended September 30, 2006, technical services operating income increased by $1.6 million, or 20%, when compared to the same period in 2005. In the United States, operating loss increased by $1.4 million, when compared to the same period in 2005 primarily due to integration costs as a result of the acquisition of GSG and unusually high legal expenses relating to the acquisition of GSG and the expansion of the business. In Europe, operating income increased by $3.4 million, or 43%, when compared to the same period in 2005, due to overall higher revenues resulting from the acquisition of GSG and higher operating margins. In Asia-Pacific, operating income increased by $0.1 million, or 3% when compared to the same 2005 period. The technical services headquarters costs increased by $0.4 million when compared to the same 2005 period. The effect of foreign currency exchange rates on operating income was not significant.
Information Technology and Government Services

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands)
Revenues	$2,672	$4,998	$8,834	$18,130

Operating income (loss)	$(2,677)	$(1,272)	$(5,082)	$(6,764)

Capital expenditures	$12	$180	$42	$1,347

For the three month period ended September 30, 2006, information technology and government services revenues decreased by $2.3 million, or 47%, when compared to the three months ended September 30, 2005, due to anticipated decreases in healthcare and financial and insurance services revenues. As the Company refocused its efforts on higher margin service offerings, software, technology and other assets related to a product line not consistent with future service offerings were sold or written off in the second half of 2005.
For the three month period ended September 30, 2006, information technology and government services operating loss increased by $1.4 million, when compared to the three months ended September 30, 2005, primarily due to unusually high legal expenses and termination and other costs related to old business.

XANSER CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the nine month period ended September 30, 2006, information technology and government services revenues decreased by $9.3 million or 51% when compared to the nine months ended September 30, 2005, primarily due to a $6.4 million decrease in healthcare revenues.
For the nine month period ended September 30, 2006, information technology and government services operating loss decreased by $1.7 million, or 25% when compared to the nine months ended September 30, 2005, due primarily to a $2.4 million decrease in healthcare losses.
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
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”. Based on the Company’s uncertainty regarding the generation of future taxable income, all domestic federal tax benefits recorded for the three and nine month periods ended September 30, 2006 and 2005 are fully offset by a corresponding change in valuation allowance.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.
Liquidity and Capital Resources
Cash used in operating activities was $11.1 million and $4.5 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, the Company’s working capital requirements for operations and capital expenditures were funded through the use of internally generated funds. However, a net total of $9.5 million was drawn from the $50 million facility and the $15 million facility to fund increased working capital requirements resulting from the acquisition of GSG.
Capital expenditures were $4.0 million and $3.2 million for the nine month periods ended September 30, 2006 and 2005, respectively. Consolidated capital expenditures for the year 2006 have been budgeted at $3.0 million to $5.0 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company’s control, including demand for services in the technical services and information technology and government services businesses, and local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2006 or thereafter. Capital expenditures (excluding acquisitions) during the year are expected to be funded from existing cash and anticipated cash flows from operations.
At September 30, 2006, $21.6 million was outstanding under a $50 million amended and restated bank loan agreement (the “$50 million facility”) that provides working capital for the technical services segment and is without recourse to the Company. Borrowings under the $50 million facility bear interest at

XANSER CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
the option of the borrower at variable rates (5.89% at September 30, 2006), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50 million facility, and cash flow to fixed charges and capital expenditures. At September 30, 2006, the borrower was in compliance with all covenants under this facility. The $50 million facility matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group.
On March 31, 2006, a subsidiary in the technical services segment borrowed $8.5 million under a $15 million revolving bank loan agreement that provides working capital for the technical services segment (the “$15 million facility”) and used the proceeds to repay amounts outstanding under the $50 million facility. During the three months ended June 30, 2006, an additional $4.5 million was drawn under the $15 million facility for working capital purposes. During the three months ended September 30, 2006 an additional $1.0 million was drawn under the $15 million facility. Borrowings under the $15 million facility ($14.0 million at September 30, 2006) bear interest at the option of the borrower at variable rates (5.89% at September 30, 2006), based on either the LIBOR rate or prime rate and are secured by a letter of credit under the $50 million facility. The $15 million facility has the same financial and operational covenants with respect to the technical services group and is without recourse to the Parent Company. At September 30, 2006, the borrower was in compliance with all covenants under this facility.
The Parent Company’s 8.75% subordinated debentures ($5.0 million outstanding at September 30, 2006) are convertible into shares of the Company’s common stock at the conversion price of $5.26 per share.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at September 30, 2006, or for the three and nine month periods ended September 30, 2006 and 2005.
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
The technical services segment’s revenues are based primarily on time and materials and are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the year ended December 31, 2005 and the nine months ended September 30, 2006.
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
The Company follows SFAS No. 142, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. As of December 31, 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. Based on valuations and analysis performed by the Company at September 30, 2006 and December 31, 2005, 2004 and 2003, no additional impairment charge was required.

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
At September 30, 2006, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. The net operating loss carryforwards available as of December 31, 2005 expire, if unused, as follows: $1.2 million in 2006; $3.0 million in 2007; $13.4 million in 2022; $10.9 million in 2023; $1.2 million in 2024; and $12.3 million in 2025. The utilization of net operating loss carryforwards and alternative minimum tax credit carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock. The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with SFAS No. 109 “Accounting for Income Taxes”. Based on evaluations performed by the Company pursuant to SFAS No. 109 in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company’s federal and state net deferred tax assets. The net deferred tax assets in 2006 and 2005 relate to foreign tax matters. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operations of the Company.
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
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, (SAB) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.

XANSER CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. The Company is in the process of determining the impact of the adoption of SAB 108 on its Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a significant impact on its consolidated financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 which requires recognition of the over or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 will require the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax. SFAS 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company is in the process of determining the impact of the adoption of SFAS 158 on its consolidated financial statements.

XANSER CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosure About Market Risk
The principal market risks pursuant to this Item (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amounts of variable rate debt of $35.6 million at September 30, 2006, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer, after evaluating, as of September 30, 2006, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management to allow for timely decisions regarding disclosure.
During the quarter ended September 30, 2006, there have not been any changes in the Company’s internal controls over financial reporting that have affected, or are reasonably likely to affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

XANSER CORPORATION AND SUBSIDIARIES
Part II — Other Information
Item 1 A. Risk Factors
There have been no material changes to the risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 6. Exhibits
(a)	Exhibits.

2.1	Asset Purchase Agreement, dated December 31, 2005, among Flowserve US Inc., IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company, Flowserve Belgium N.V., Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA, Furmanite Worldwide, Inc. and Furmanite GSG B.V., filed as Exhibit 2.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

3.1	Amended and Restated Xanser Corporation Bylaws as of September 14, 2006 filed herewith as exhibit 3.1.

3.2	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

XANSER CORPORATION AND SUBSIDIARIES
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.9	By-laws of the Registrant, as amended and restated March 10, 2005, filed as exhibit 3.8 to Registrant’s Form 10-K for the year ended December 31, 2004, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation related to the Registrant’s Adjustable Rate Cumulative Class A Preferred Stock, filed as Exhibit 4 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1983, which exhibit is hereby incorporated by reference.

4.2	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.3	Certificate of Designation related to the Registrant’s Adjustable Rate Cumulative Class A Preferred Stock, Series C, dated April 23, 1991, filed as Exhibit 4.4 of the exhibits to Registrant’s Form 10-K for the year ended December 31, 1991, which exhibit is hereby incorporated by reference.

10.1	Change in Control Agreement effective August 31, 2006, which exhibit is filed herewith.

10.2	Change in Control Agreement effective August 31, 2006, which exhibit is filed herewith.

10.3	Change in Control Agreement effective August 31, 2006, which exhibit is filed herewith.

10.4	Change in Control Agreement effective August 31, 2006, which exhibit is filed herewith.

10.5	Change in Control Agreement effective August 31, 2006, which exhibit is filed herewith.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 14, 2006.

XANSER CORPORATION AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XANSER CORPORATION (Registrant)
Date: November 14, 2006	/s/ HOWARD C. WADSWORTH
Howard C. Wadsworth
Chief Accounting Officer (Duly Authorized Officer)