Form 10-K
period 2006-12-31
XANSER CORP
filed 2007-04-02
CIK 54441

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Aggregate market value of the voting stock held by non-affiliates of the registrant: $ 162,673,867. This figure is estimated as of June 30, 2006, at which date the closing price of the registrant’s Common Stock on the New York Stock Exchange was $ 5.05 per share, and assumes that only the Registrant’s officers and directors were affiliates of the registrant.
     Number of shares of Common Stock, without par value, of the Registrant outstanding at March 30, 2007: 35,228,432
DOCUMENTS INCORPORATED BY REFERENCE
     The information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K is incorporated by reference from portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year covered by this Report.

PART I
Item 1. Business
GENERAL
     Xanser Corporation (“Xanser”, “The Company” or the “Company”) conducts its principal businesses through subsidiaries in the technical services industry operated through Furmanite Worldwide, Inc. Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. For additional information see “Technical Services.” Through its subsidiary, Xtria LLC (“Xtria”), the Company provides information technology and other services primarily to the government contracting industry. Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. For additional information see “Government and Other Services.”
     On December 31, 2005, the Company’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates, “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States, for a total net consideration of approximately $21.8 million, (the “Acquisition”). GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America, United Kingdom and Continental Europe. Furmanite integrated the purchased assets and related business activity with its existing technical services business. The transaction was consummated as of the close of business on December 31, 2005.
     In connection with the Acquisition, on December 31, 2005, Furmanite entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased its revolving credit commitment under the Loan Agreement from $25 million to $50 million. On December 31, 2005, Furmanite funded the initial cost of the acquisition and certain transaction costs by borrowing $15.6 million under the increased revolver under the Loan Agreement amended by the Second Amendment.
     Immediately following the drawdown to fund the Acquisition, $26.1 million was outstanding under the Loan Agreement as amended by the Second Amendment. The Loan Agreement provides working capital for Furmanite’s technical services group and is without recourse to the parent company. Borrowings under the Loan Agreement bear interest at variable rates (6.2% at December 31, 2006) based on either the LIBOR rate or prime rate at the option of the borrower, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the Loan Agreement, and cash flow to fixed charges and capital expenditures. At December 31, 2006, Furmanite was in compliance with all covenants under the Loan Agreement as amended by the Second Amendment. The Loan Agreement matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group of Furmanite, the GSG assets acquired in the Acquisition as well as the capital stock of Furmanite’s affiliates holding the GSG assets acquired in the Acquisition.
     The Company was incorporated in Delaware on January 23, 1953. The Company’s principal operating office is located at 2435 North Central Expressway, Suite 700, Richardson, Texas 75080 and its telephone number is (972) 699-4000.

OPERATING SEGMENTS
     Financial information regarding the Company’s operating segments and foreign operations is presented under the caption “Business Segment Data” in Note 10 to the Company’s consolidated financial statements. Such information is hereby incorporated by reference into this Item 1.
TECHNICAL SERVICES
     The Furmanite group of companies offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite Worldwide, Inc. has evolved into an international service company that provides technical solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and, during the 1970s and 1980s, grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing, hot-tapping and on-site machining in the world. The Company acquired Furmanite in 1991 to diversify the Company’s operations and pursue international growth opportunities. On December 31, 2005, Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group including valve repair and hot-tapping services. For the year ended December 31, 2006, Furmanite’s revenues and operating income were approximately $235.2 million and $11.9 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Products and Services
     Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries. See “Customers and Markets.” Other services provided by Furmanite include on-site machining, bolting and valve testing, valve repair, product distribution, heat treating, and repair on such systems and equipment. These services tend to complement Furmanite’s leak sealing service, since these “turnaround services” are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger design and repair, and manufacturing. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest® system. In performing these services, Furmanite technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2006, 2005 and 2004, under pressure services represented approximately 34%, 39%, and 43%, respectively, of Furmanite’s revenues, while turnaround and valve repair services accounted for approximately 50%, 45%, and 47%, respectively, and product sales and other industrial services represented approximately 16%, 16%, and 10%, respectively, of Furmanite’s revenues for each of such years.
     Furmanite’s on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of Furmanite’s techniques and materials are proprietary and some are patented and, the Company believes, they provide Furmanite with a competitive advantage over other organizations that provide similar services. Furmanite holds approximately 130 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from March 2007 to December 2016. Furmanite’s skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, Furmanite personnel are called upon to custom-design tools, equipment or other materials to affect the necessary repairs. These efforts are supported by an internal quality control group as well as its engineering group that work with the on-site technicians in crafting these materials, tools and equipment.

Customers and Markets
     Furmanite’s customer base includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 25 countries. Most of Furmanite’s revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers, while other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements. No single customer accounted for more than 10% of this segment’s consolidated revenue during any of the past three fiscal years.
     Furmanite believes that it is the most recognized brand in its industry. With over a 75-year history, Furmanite’s customer relationships are long-term and worldwide. Furmanite serves its customers from its Richardson, Texas worldwide headquarters and maintains a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates major North American offices in the United States in Sulphur, Louisiana; La Place, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Saraland, Alabama; Houston, Texas; San Francisco, California; Los Angeles, California; Hobart, Indiana; Kent, Washington and Salt Lake City, Utah. Furmanite’s worldwide operations are further supported by offices currently located in Australia, Belgium, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, India, Italy, Japan, Kuwait, Portugal, Sweden, the United Arab Emirates and Venezuela. Sales by major geographic region for 2006 were 41% for the United States, 48% for Europe and 11% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 10 to the Company’s consolidated financial statements.
     Furmanite’s leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at Furmanite’s various operating locations, which are situated to facilitate timely customer response, 24 hours a day, seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of and rates for the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during the three years ended December 31, 2006. Furmanite competes on the basis of service, product performance and price, generally on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use Furmanite’s proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
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
GOVERNMENT AND OTHER SERVICES
     Xtria is a full service provider to the government markets in focus areas of early childhood education and development. These services are provided through focused offerings of solutions, services and systems. For agencies of the federal, state and local government, Xtria provides program and policy analysis, program implementation and program evaluation services. With established intellectual capital and product knowledge, Xtria’s operations have many years of experience in government markets. For the year ended December 31, 2006, the information services segment’s revenues and operating loss were $11.2 million and $5.0 million, respectively. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. Xtria maintains an office in Vienna, Virginia.
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
Other Services
     Prior to 2006, Xtria actively provided a portfolio of innovative solutions and services to guide healthcare organizations in the preparation for and implementation of digital information management. In mid-2006 the Company decided to honor its existing contracts in its healthcare services business, but not to seek any additional business in that industry.
ENVIRONMENTAL MATTERS
     Many of the Company’s operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although the Company believes that its operations generally are in compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company could result in substantial costs and liabilities. See “Technical Services – Safety, Environmental and Other Regulatory Matters.” As part of the Flowserve acquisition, the Company has recorded an undiscounted reserve of approximately $1.9 million in environmental liabilities related to site contamination at the properties in the United States.
EMPLOYEES
     At December 31, 2006, the Company and its subsidiaries employed 1,647 persons. The Furmanite group of companies employed a total of 1,579, persons and 57 persons were employed by the Xtria group of companies. As of December 31, 2006, approximately 298 of the persons employed by Furmanite were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 174 of Furmanite’s employees in the United Kingdom who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.
AVAILABLE INFORMATION
     The Company files annual, quarterly, and other reports and information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). These reports and other information that the Company files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Additional information about the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy information statements and other information regarding issuers that file electronically with the SEC.
     The Company also makes available free of charge on or through its Internet site (www.xanser.com) the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website are copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics and Corporate Governance Guidelines. The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer and principal accounting officer.
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

     Our government and other services group is affected by levels of expenditures of federal, state and local governments and of health care organizations.
     Our government and other services group primarily services governmental organizations in the focus areas of early childhood education and development. In mid-2006 the Company decided to honor its existing contracts in its healthcare services business, but not to seek additional business in that industry. The level of services we provide to governmental units can be influenced by political and economic factors and the availability of budgeted and funded projects.
     Political conditions in foreign countries in which we operate could adversely affect us.
     Operations in foreign jurisdictions accounted for approximately 59% of the total revenues of our technical services group in the year ended December 31, 2006, and we expect foreign operations to continue to be an important part of this business. Foreign operations are subject to a variety of risks, such as:
•	risks of economic instability;

•	potential adverse changes in taxation policies;

•	disruptions from labor and political disturbances;

•	adverse changes in tariffs or import or export restrictions;

•	war or insurrections; and

•	other adverse changes in the laws or regulations of the host country.
     We may be adversely affected by fluctuations in foreign currency exchange rates and foreign exchange restrictions.
     We are exposed to fluctuations in foreign currencies, which represent a significant portion of our revenue, and certain of our costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies to which we have exposure are the Euro, British pound, and Australian dollar. Based on results of operations for the year ended December 31, 2006, we estimate that a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.4 million and $0.2 million, respectively.
     The competitive position of our technical services group depends in part on its ability to protect its intellectual property.
     The competitive position of our technical services group depends in part upon techniques and materials that are proprietary and, in some cases, patented. Furmanite holds approximately 130 patents and trademarks for its techniques and materials. These patents are registered around the world and expire at various dates ranging to 2016. Although we believe we have taken appropriate steps to protect our intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries in which we operate. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and proprietary techniques.
     Our products and services are offered in highly competitive markets, which limit our profit margins and our ability to increase market shares.
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

Item 1B. Unresolved Staff Comments
     None
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
     The Company’s corporate headquarters is located in an office building in Richardson, Texas, pursuant to a lease agreement that expires in 2007 and is being renegotiated. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for two properties located in the United Kingdom and five properties located in the United States, which are owned by Furmanite.
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
Item 4. Submission of Matters to a Vote of Security Holders
     The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2006.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
     Shares of the Company’s Common Stock are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol XNR. At March 1, 2007, there were approximately 2,240 holders of Common Stock of record. The following table sets forth, for the fiscal periods indicated, the quoted high and low sales prices of the shares on the New York Stock Exchange.

	Quoted Stock Prices
	for XNR
Calendar Year	High	Low
2005:
First Quarter	$3.65	$2.72
Second Quarter	3.26	1.80
Third Quarter	3.25	2.26
Fourth Quarter	3.24	2.82

2006:
First Quarter	$4.93	$3.02
Second Quarter	5.89	3.85
Third Quarter	6.00	4.57
Fourth Quarter	6.29	4.68

2007:
First Quarter	$6.24	$4.68
(through March 30, 2007)
     The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite contain restrictions on the respective subsidiary’s ability to pay dividends or distributions to the Company, if an event of default exists. At December 31, 2006, the Company was in compliance with all debt covenants to which it is subject under its credit facilities.

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

	Year Ended December 31,
	2006	2005	2004	2003		2002
Income Statement Data:

Revenues	$246,388	$153,881	$145,687	$135,720		$131,436

Operating income (loss)	$1,900	$(891)	$4,959	$(3,367)		$(4,207)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	$(41)	$(1,271)	$4,144	$(4,380)		$(5,511)

Income tax benefit (expense)	(3,391)	(2,995)	(1,748)	(8,725	)(a)	3,269

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(3,432)	(4,266)	2,396	(13,105)		(2,242)

Cumulative effect of change in accounting principle–adoption of new accounting standard for goodwill, net of income taxes	—	—	—	—		(45,269)

Net income (loss)	$(3,432)	$(4,266)	$2,396	$(13,105)		$(47,511)

(a)	Includes a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior year tax losses that are available to offset future taxable income (see Note 3 to Consolidated Financial Statements).

	Year Ended December 31,
	2006	2005	2004	2003	2002
Per Share Data:
Earnings (loss) per common share:
Basic:
Continuing operations:
Before cumulative effect of change in accounting principle	$(0.10)	$(0.13)	$0.07	$(0.41)	$(0.07)
Cumulative effect of change in accounting principle	—	—	—	—	(1.38)

Earnings (loss) per common share	$(0.10)	$(0.13)	$0.07	$(0.41)	$(1.45)

Diluted:
Continuing operations:
Before cumulative effect of change in accounting principle	$(0.10)	$(0.13)	$0.07	$(0.41)	$(0.07)
Cumulative effect of change in accounting principle	—	—	—	—	(1.38)

Earnings (loss) per common share	$(0.10)	$(0.13)	$0.07	$(0.41)	$(1.45)

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$23,937	$21,526	$21,598	$21,240	$25,624
Working capital	69,114	57,154	47,075	44,103	47,055
Total assets	156,297	136,478	111,920	104,790	127,647
Long-term debt, less current portion	48,721	31,739	17,498	20,457	28,409
Stockholders’ equity	60,605	51,304	55,890	52,452	61,549

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this report.
OVERVIEW
     The Company, formed in 1953, conducts its principal business in the technical services industry segment.
     The Company’s technical services business, which is conducted through Furmanite Worldwide, Inc. and its domestic and international subsidiaries (collectively, “Furmanite”), offers specialized technical services to an international base of clients located in the United States, Europe and Asia-Pacific regions. Technicians are mobilized to perform work in areas where there is not an established office. The technical services business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting, heat treating and valve testing and repair on such systems and equipment. In addition, the group also provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger design, manufacturing and repair.
     The Company’s government and other services (which was previously designated “information technology and government services”) business, Xtria LLC (“Xtria”), provides services to various governmental agencies and, prior to mid-2006, services and related products to the healthcare and financial and insurance industries. Current services are provided through focused offerings of solutions and services, including program and policy analysis, program implementation and program evaluation services, web hosted data processing, networking, consulting and support services.
CONSOLIDATED RESULTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands, except per share amounts)
Revenues	$246,388	$153,881	$145,687

Operating income (loss)	$1,900	$(891)	$4,959

Income (loss) before income taxes	$(41)	$(1,271)	$4,144

Net income (loss)	$(3,432)	$(4,266)	$2,396

Earnings (loss) per common share:
Basic:	$(0.10)	$(0.13)	$0.07

Diluted:	$(0.10)	$(0.13)	$0.07

Capital expenditures (excluding acquisition)	$7,205	$4,215	$4,533

     For the year ended December 31, 2006, consolidated revenues (of which over 95% related to the technical services business and less than 5% related to the government and other services business) increased by $92.5 million, or 60%, when compared to 2005, due to a $103.4 million increase in revenues from the technical services business, partially offset by a $10.9 million decrease in revenues from the government and other services business. The 2006 technical services revenues were significantly impacted by the acquisition of substantially all of the material operating assets of the General Services Group (“GSG”) of Flowserve US Inc. together with certain of its affiliates (see “Technical Services” below). The 2006 decrease in government and other services revenues reflects the results of 2005 related to the sale of software, technology and other assets related to a product line not consistent with future services offerings and the decision in 2006 not to seek any additional business in the healthcare industry (see “Government and other services” below).
     Consolidated operating income increased by $2.8 million in 2006, when compared to 2005, due primarily to a $1.8 million increase in operating income from the technical services business, and a $2.7 million decrease in operating loss from the government and other services business, and offset by an increase in corporate general and administrative expense of $1.7 million. The 2006 increase in technical services operating income was most significantly impacted by the acquisition of the GSG assets, and includes $3.8 million in costs expensed, almost entirely associated with the United States operations, related to the integration of the assets acquired into the legacy technical services business. The decrease in government and other services operating loss resulted from the favorable settlement of $2.0 million in the fourth quarter of 2006 of litigation related to a teaming relationship in government contracting that was terminated in 2003 and the elimination of losses primarily in the healthcare business.
     Net loss before income taxes decreased by $1.2 million in 2006, when compared to 2005, as growth in the technical services business was also significantly impacted by the acquisition of the GSG assets and overall losses were reduced in government and other services. Net loss was $3.4 million for the year ended December 31, 2006, compared to a net loss of $4.3 million in 2005.
     For the year ended December 31, 2005, consolidated revenues increased by $8.2 million, or 6%, when compared to 2004, due to a $13.4 million increase in revenues from the technical services business, offset by a $5.2 million decrease in revenues from the government and other services business. The 2005 increase in technical services revenues was due to an increased sales and marketing effort (see “Technical Services” below). The 2005 decrease in government and other services revenues was mostly due to a $3.7 million decrease in financial and insurance services revenues (see “Government and other services” below).
     Consolidated operating income decreased by $5.9 million in 2005, when compared to 2004, due primarily to an $8.1 million decrease in operating income from the government and other services business, partially offset by a $2.2 million increase in operating income from the technical services business. The increase in technical services operating income was due to overall higher revenue levels and improved operating margins. The decrease in government and other services operating income was primarily the result of lower revenues and an increase in operating costs.
     Income before income taxes decreased by $5.4 million in 2005, when compared to 2004, due to overall higher operating costs. Net loss was $4.3 million for the year ended December 31, 2005, compared to a net income of $2.4 million in 2004.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
     Certain prior year financial statement information related to the presentation of operating costs and expenses and selling, general and administrative expenses has been reclassified to conform with the 2006 presentation as the Company determined that the 2006 presentation provides more informative information and is more congruent with the industry since the acquisition of all of the material operating assets of GSG (see Note 2 to financial statements) represented a very substantial change in the composition of the Company. Prior to 2006, selling, general and administrative expenses included only the general and administrative expenses of the parent company and such costs that related to the operating business units of the Company were included in operating costs and expenses. Accordingly, general and administrative costs associated with the business units that were previously included in operating costs and expenses of $48.5 million in 2005 and $45.5 million in 2004 have been reclassified into selling, general and administrative costs in line with the 2006 presentation. Selling, general and administrative expenses increased by $27.3 million for the year ended December 31, 2006, when compared to 2005, primarily due to the acquisition of the business related to the GSG assets and increased by $3.0 million for the year ended December 31, 2005, when compared to 2004, as a result of organic growth in the technical services business.
     Selling, general and administrative expenses increased by $27.3 million for the year ended December 31, 2006, when compared to 2005, primarily due to the acquisition of the business related to the GSG assets and increased by $3.0 million for the year ended December 31, 2005, when compared to 2004, as a result of organic growth in the technical services business.
INTEREST EXPENSE
     For the year ended December 31, 2006, interest expense increased by $1.8 million, when compared to 2005, resulting from the borrowings related to the acquisition of all of the material operating assets of GSG (see Note 2 to financial statements) and the working capital requirements related thereto as well as an increase in interest rates on variable rate borrowings (see “Liquidity and Capital Resources”).
     For the year ended December 31, 2005, interest expense increased by $0.1 million, compared to 2004, due to an increase in interest rates on variable rate borrowings (see “Liquidity and Capital Resources”), partially offset by reductions in debt.
INCOME TAXES
     During the fourth quarter of 2003, the Company, pursuant to an evaluation performed in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”, recorded a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior years’ tax losses (net operating loss carryforwards) that are available to offset future taxable income. Based on the Company’s continued uncertainty regarding the generation of future taxable income, all domestic federal tax benefits recorded for the years ended December 31, 2006 and 2005 are fully offset by a corresponding change in valuation allowance.
     For the year 2006, income tax expense increased $0.4 million, when compared to 2005, and for the year 2005, income tax expense increased $1.2 million, when compared to 2004. These increases were related to the increase in taxable income for foreign jurisdictions.
     Income tax expense/benefit differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions.

TECHNICAL SERVICES

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
United States	$97,147	$29,415	$27,769
Europe	113,374	79,767	73,069
Asia-Pacific	24,701	22,639	17,577

	$235,222	$131,821	$118,415

Operating income (loss):
United States	$(3,678)	$509	$(459)
Europe	14,740	9,646	8,152
Asia-Pacific	5,323	3,211	2,480
Headquarters	(4,470)	(3,252)	(2,294)

	$11,915	$10,114	$7,879

Capital expenditures (excluding acquisition)	$6,736	$2,851	$2,927

     For the year ended December 31, 2006, technical services revenues increased by $103.4 million, or 78%, when compared to 2005, due to the significant impact on revenues of the acquisition of the GSG assets in the United States and Europe coupled with organic growth in the legacy technical services operations worldwide. In the United States, revenues increased by $67.7 million, or 230%, when compared to 2005, due to increases in turnaround and valve repair and other process plant services performed periodically at the request of customers. In Europe, revenues increased by $33.6 million, or 42%, when compared to 2005, due to increases in turnaround and valve repair and other process plant services and product sales. Asia-Pacific revenues increased by $2.1 million, or 9%, when compared to 2005, due to an increase in Malaysia hot tapping sales. The effect of foreign currency exchange rates on 2006 technical services revenues was an increase of approximately 1%.
     Overall, 2006 technical services operating income increased by $1.8 million, or 18%, when compared to 2005. The year 2006 was significantly impacted by the acquisition of the GSG assets but operating results were reduced by approximately $3.8 million in costs related to the integration of the assets acquired in addition to over $1.5 million in unusually high legal expenses also relating to the acquisition. In the United States, operating income decreased by $4.2 million, when compared to 2005 as most of the integration costs of the GSG assets acquired into the legacy technical services business and the legal costs expensed in 2006 related to domestic operations. In Europe, which also includes the GSG assets acquired, and Asia-Pacific, operating income increased by $5.1 million, or 53%, and $2.1 million, or 66%, respectively, due to mostly higher revenue levels and operating income margins. The effect of foreign currency rates on 2006 technical services operating income was an increase of less than 3%.
     For the year ended December 31, 2005, technical services revenues increased by $13.4 million, or 11%, when compared to 2004, due to increased sales and marketing efforts. In the United States, revenues increased by $1.6 million, or 6%, when compared to 2004, due to increased sales and marketing efforts and increases in turnaround and other process plant services performed periodically at the request of customers. In Europe, revenues increased by $6.7 million, or 9%, when compared to 2004, due to increases in other process plant and product sales. Asia-Pacific revenues increased by $5.1 million, or 29%, when compared to 2004, due to increases in turnaround and underpressure services and product sales. The effect of foreign currency exchange rates on 2005 technical services revenues was an increase of less than 1%.
     Overall, 2005 technical services operating income increased by $2.2 million, or 28%, when compared to 2004. In the United States, the operating income increased by $1.0 million, when compared to 2004, due to overall higher revenues and due to increases in operating income resulting from the spreading of administrative expenses across a significantly broader revenue base. In Europe and Asia-Pacific, operating income increased by $1.5 million, or 18%, and $0.7 million, or 29%, respectively, due to mostly higher revenue levels. The effect of foreign currency rates on 2005 operating income was an increase of less than 2%.
GOVERNMENT AND OTHER SERVICES

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues	$11,166	$22,060	$27,272

Operating income (loss)	$(5,033)	$(7,747)	$342

Capital expenditures	$111	$1,364	$1,606

     For the year ended December 31, 2006, government and other services (which was previously designated “information technology and government services”) revenues (which comprised less than 5% of 2006 consolidated revenues) decreased by $10.9 million, or 49% compared with 2005. During 2005, software, technology and other assets related to a product line not consistent with future services offerings were sold and a decision was made during 2006 not to seek any additional business in the healthcare industry resulting in a substantial decline in revenues.
     Overall, operating loss for the government and other services operations decreased by $2.7 million in 2006, when compared to 2005, reflecting the favorable settlement of $2.0 million in the fourth quarter of 2006 of litigation related to a teaming relationship that was terminated in 2003, and a goodwill write-off of $0.7 million in the fourth quarter of 2006, and legal and other costs related to healthcare and other service offerings that are not continuing to be offered or were otherwise sold or disposed of totaling $3.1 million. The operating loss for 2005 includes a gain on the sale of assets of $2.1 million and the lease termination costs of $1.3 million related to leased facilities not supporting future service offerings.
     For the year ended December 31, 2005, government and other services revenues decreased by $5.2 million, or 19% when compared to 2004, due to lower revenues in all services and primarily in financial and insurance services. As the Company continued to refocus its revenue efforts on higher margin services offerings in 2005, software, technology and other assets related to a product line not consistent with future services offerings were sold for a gain of $2.1 million or written off and leased facilities not supporting those future services offerings were consolidated or closed and a provision was made for $1.3 million. Revenues from those business activities decreased by $3.7 million in 2005, compared with the prior year, and the net aggregate effect of these transactions was a gain of $0.8 million in 2005.
     Overall, operating income for the government and other services operations decreased by $8.1 million in 2005, when compared to 2004, due to lower revenues and higher operating costs. The lower revenues and higher operating costs were due to completion of existing low margin healthcare service contracts, which consequently contributed to increased operating costs and $0.6 million of product costs in excess of product revenue as a result of terminating several supporting contractual arrangements.
     Since the government and other services segment revenues represent less than 5% of company revenues in 2006, the Company is reviewing the applicability of segment reporting in 2007.

LIQUIDITY AND CAPITAL RESOURCES
     Cash used in operating activities was $6.1 million during 2006 and cash provided by operating activities was $0.4 million and $6.0 million during the years 2005 and 2004, respectively. With the December 31, 2005 acquisition of substantially all of the operating assets of Flowserve’s General Services Group (“GSG”), the Company acquired net assets of $21.8 million, which included approximately $14.1 million of working capital. Additional working capital was anticipated and was required in 2006 which the Company funded from its existing operations and loan facilities as described below. The decrease in 2005 operating cash flows of $5.6 million, when compared to 2004, primarily was due to the increase in government and other services operating losses of $8.1 million resulting from the completion of existing low margin healthcare service contracts and the termination of several supporting contractual arrangements. These operating losses were partially offset by an increase in operating income for technical services of $2.2 million and normal changes in working capital requirements.
     Capital expenditures (excluding acquisitions) were $7.2 million, $4.2 million and $4.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Consolidated capital expenditures for 2007 have been budgeted at $3 million to $5 million, depending on the economic environment and the needs of the businesses. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services in the technical services business, local, state and federal government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2007 or thereafter. Capital expenditures in 2007 are expected to be funded from existing cash and anticipated cash flows from operations.
     On December 31, 2005, the Company’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s GSG, including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG, for a total consideration of approximately $21.8 million. GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
     In connection with the Acquisition, on December 31, 2005, Furmanite entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased its revolving credit commitment under the Loan Agreement from $25 million to $50 million (see “the $50 million facility” below). On December 31, 2005, Furmanite funded the cost of the Acquisition and certain transaction costs by borrowing $15.6 million under the increased revolver under the Loan Agreement amended by the Second Amendment. Immediately following the drawdown to fund the Acquisition, $26.1 million was outstanding under the Loan Agreement as amended by the Second Amendment.
     On March 31, 2006, a subsidiary in the technical services US group borrowed $8.5 million under a $15 million revolving bank loan agreement that provides working capital for the technical services segment (the “$15 million facility”) and used the proceeds to repay amounts outstanding under the $50 million facility. During 2006, an additional $6.5 million was drawn under the $15 million facility for working capital purposes. Borrowings under the $15 million facility ($15.0 million at December 31, 2006) bear interest at the option of the borrower at variable rates (6.2% at December 31, 2006), based on either the LIBOR rate or prime rate and are secured by a letter of credit under the $50 million facility. The $15 million facility has the same financial and operational covenants with respect to the $50 million facility and is without recourse to the parent company. At December 31, 2006, the borrower was in compliance with all covenants under this facility.
     At December 31, 2006, $27.6 million was outstanding under the $50 million facility that provides working capital for the technical services segment and is without recourse to the parent company. Borrowings under the $50 million facility bear interest at the option of the borrower at variable rates (6.2% at December 31, 2006), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50 million facility, and cash flow to fixed charges and capital expenditures. At December 31, 2006, the borrower was in compliance with all covenants under this facility. The $50 million facility matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group.
     The Parent’s 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2006 and 2005) are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. At December 31, 2006, no holders had converted subordinated debentures into shares of the Company’s common stock. These subordinated debentures mature in January 2008 and interest payments are due semi-annually in July and January.
     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgement of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. During 2006, the receivable from business distributed to common stockholders was further reduced by $0.5 million. In the quarter ended December 31, 2006, the retained earnings – adjustment for KSL previously provided tax exposures and receivable from businesses distributed to common stockholders were both reduced by $0.5 million related to the statutes for previously provided tax exposures, leaving $1.4 million as receivable from businesses distributed to common stockholders pursuant to the provision of the Distribution Agreement.

     The following is a schedule by period of the Company’s debt repayment obligations and material contractual commitments at December 31, 2006:

		Less than
	Total	1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Debt:
Technical services credit facility	$42,590	$—	$—	$42,590	$—
Parent company convertible subordinated debentures	5,000	—	5,000	—	—

	47,590	—	5,000	42,590	—
Capital leases	1,918	787	885	246	—

Debt subtotal	49,508	787	5,885	42,836	—
Interest on debt	7,861	2,860	5,001	—	—

Debt and interest total	57,369	3,647	10,886	42,836	—

Other contractual commitments:
Pension plan contributions	9,647	877	2,631	1,754	4,385
Operating leases	16,298	5,330	6,031	2,744	2,193

Total other contractual commitments	25,945	6,207	8,662	4,498	6,578

Total	$83,314	$9,854	$19,548	$47,334	$6,578

     Interest on debt is calculated based on outstanding balances, using interest rates in effect at December 31, 2006. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $877,000. The pension plan had no new participants added since the plan was frozen in 1994.
OFF-BALANCE SHEET TRANSACTIONS
     The Company was not a party to any off-balance sheet transactions at December 31, 2006, or for any of the years ended December 31, 2006, 2005 or 2004.
INFLATION AND CHANGING PRICES
     The Company does not operate or conduct business in hyper-inflationary countries nor enter into long-term supply contracts that may impact margins due to inflation. Changes in prices of goods and services are reflected on proposals, bids or quotes submitted to customers.
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
     Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies pertain to revenue recognition, allowance for doubtful accounts, the impairment of goodwill and income taxes. Critical accounting policies are discussed regularly (at least quarterly) with the Company’s Audit Committee.
     Revenues are recorded in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101 “Revenue Recognition in Financial Statements”, as amended by SAB No. 104.
     The technical services segment’s revenues are based primarily on time and materials and substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2006, 2005 and 2004. The Company records technical services segment’s revenues net of sales tax.
     The government and other services segment’s revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process related and has no other material deliverables. Revenues for the years ended December 31, 2006, 2005, and 2004 using the proportional method were not significant. The Company recognizes revenues on a straight line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. The Company records government and other services segment’s revenues net of sales tax.
     The government and other services segment also periodically records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web hosted data processing, purchased application software, networking, consulting and support services. These arrangements comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenues under a multiple deliverable arrangement when there are separable deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenue is allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the residual method to allocate value to the delivered and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered, then are recognized as revenue. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered.
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 “Goodwill and Other Intangible Assets” requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2005 and 2004, no additional impairment charge was required. At December 31, 2006, the Company determined that the carrying value of a portion of its goodwill related to its government and other services segment exceeded implied fair value and recorded a non-cash charge to operating costs and expenses of $0.7 million. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company.
     In December of 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise, or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method. The Company has evaluated the provisions of SFAS No. 123R to determine which fair-value-based model and transitional provision to follow upon adoption. The Company elected to adopt the modified prospective method for SFAS No. 123R which was effective for the Company beginning in 2006.
     Through December 31, 2005, the Company accounted for share-based payments to employees using Opinion No. 25’s intrinsic value method, and, as such, generally recognized no compensation cost for employee stock options. See Note 1 to the Company’s Consolidated Financial Statements, “Stock Based Compensation” section for further discussion.
     At December 31, 2006, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109 “Accounting for Income Taxes” in the fourth quarter of 2003, a non-cash valuation allowance of $12.1 million was provided with respect to the Company’s federal and state net deferred tax assets (see Note 3 to the Company’s Consolidated Financial Statements). The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur (up to the current valuation allowance of $25.2 million), which could have a material effect on the results of operations of the Company.
NEW ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company has completed a substantial analysis of FIN 48, except for the effects of transfer pricing of transactions between United States and foreign subsidiaries, and feels that any adjustment would not be material. While the Company has done considerable work on transfer pricing, it has not completed its analysis and determined whether an adjustment will be required.
     In September 2006, the SEC issued SAB No. 108, (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.
     SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. Pursuant to the provisions of SAB 108, the Company evaluated the effect of the “dual approach” method as of December 31, 2005 and compared its effect to the “roll-over” method that the Company had historically used. The Company recorded the cumulative effect of adopting SAB 108 as an adjustment to the balance of retained earnings as of January 1, 2006. The total adjustment of $(1.0) million represents $(0.4) million foreign deferred tax credits not previously recognized, $(0.5) million for a reduction in previously provided foreign tax contingencies, $36,000 for an adjustment of accrued vacation for salaried employees and a $(140,000) adjustment to the gain on sale of assets recorded, all of which relate to prior periods.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 in 2008 and is evaluating the potential impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS No. 158 which requires recognition of the over or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 will require the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company adopted SFAS No. 158 in 2006 and the incremental effect of applying this statement is disclosed in Note 4 “Retirement Plans” to the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 in 2008 and is evaluating the potential impact on its consolidated financial statements.
Item 7a. Quantitative and Qualitative Disclosure About Market Risk
     The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
     The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $42.6 million at December 31, 2006, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
     A significant portion of the technical services business is exposed to fluctuations in foreign currency exchange rates (see Item 7 “Technical Services”). Based on annual 2006 foreign currency-based revenues and operating income of $138.1 million and $20.1 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.4 million and $0.2 million, respectively.
Item 8. Financial Statements and Supplementary Data
     The consolidated financial statements and supplementary data of the Company begin on page F-1 of this report. Such information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9a. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company’s principal executive officer and principal financial officer, after evaluating as of December 31, 2006 the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of internal control over financial reporting as of December 31, 2006 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their attestation report which is included on page F-1.
Changes in Internal Controls Over Financial Reporting
     During the second quarter of 2006, the Company completed the centralization at its corporate headquarters of certain of the information technology, accounting and finance functions for its domestic subsidiaries, including credit and collection, cash application, payroll processing, invoice payment processing, journal entry processing and general ledger maintenance. There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Act of 1934) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, those internal controls over financial reporting subsequent to the date of the evaluation.
PART III
     The information required by Items 10, 11, 12, 13 and 14 of Form 10-K is hereby incorporated by reference to the Company’s Definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days after December 31, 2006.
designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Beginning
Page
(a	) (1)	Financial Statements

Set forth below are financial statements appearing in this report.

Xanser Corporation and Subsidiaries Financial Statements:
		Report of Independent Registered Public Accounting Firm	F - 1
		Report of Independent Registered Public Accounting Firm	F - 2
		Consolidated Statements of Operations – Three Years Ended December 31, 2006, 2005 and 2004	F - 3
		Consolidated Balance Sheets – December 31, 2006 and 2005	F - 4
		Consolidated Statements of Cash Flows – Three Years Ended December 31, 2006, 2005 and 2004	F - 5
		Consolidated Statement of Changes in Stockholders’ Equity – Three Years Ended December 31, 2006, 2005 and 2004	F - 6
		Notes to Consolidated Financial Statements	F - 7

(a	) (2)	Financial Statement Schedules

Set forth are the financial statement schedules appearing in this report.

Schedule I – Xanser Corporation (Parent Company) Condensed Financial Statements:
		Statements of Operations – Three Years Ended December 31, 2006, 2005 and 2004	F - 31
		Balance Sheets – December 31, 2006 and 2005	F - 32
		Statements of Cash Flows – Three Years Ended December 31, 2006, 2005 and 2004	F - 33

		Schedule II – Xanser Corporation Valuation and Qualifying Accounts – Three Years Ended December 31, 2006, 2005 and 2004	F - 34
     Schedules, other than those listed above, have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

(a)(3)	List of Exhibits

2.1	Asset Purchase Agreement, dated December 31, 2005, among Flowserve US Inc., IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company, Flowserve Belgium N.V., Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA, Furmanite Worldwide, Inc. and Furmanite GSG B.V., filed as Exhibit 2.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	By-laws of the Registrant, as amended and restated September 14, 2006, which exhibit is filed herewith.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.2	Indenture between Moran Energy Inc. (“Moran”) and First City National Bank of Houston (“First City”), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran’s Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.3	First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.2 above, filed as Exhibit 4.7 of the Registrant’s Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

10.1*	Change in Control Agreement effective August 31, 2006, filed as Exhibit 10.1 of the Registrant’s Form 10-Q for the period ended September 30, 2006, which exhibit is hereby incorporated by reference.

10.2*	Change in Control Agreement effective August 31, 2006, filed as Exhibit 10.2 of the Registrant’s Form 10-Q for the period ended September 30, 2006, which exhibit is hereby incorporated by reference.

10.3*	Change in Control Agreement effective August 31, 2006, filed as Exhibit 10.3 of the Registrant’s Form 10-Q for the period ended September 30, 2006, which exhibit is hereby incorporated by reference.

10.4*	Change in Control Agreement effective August 31, 2006, filed as Exhibit 10.4 of the Registrant’s Form 10-Q for the period ended September 30, 2006, which exhibit is hereby incorporated by reference.

10.5*	Change in Control Agreement effective August 31, 2006, filed as Exhibit 10.5 of the Registrant’s Form 10-Q for the period ended September 30, 2006, which exhibit is hereby incorporated by reference.

10.6*	Xanser Corporation (formerly Kaneb Services, Inc.) Savings Investment Plan, as amended, filed as Exhibit 4.10 of the exhibits to the Registrant’s Registration Statement on Form S-8 (“Form S-8”) (S.E.C. File No. 33-41295) as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14067), and as Exhibit 4.9 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-83968), which exhibits are hereby incorporated by reference.

10.7*	Xanser Corporation (formerly Kaneb Services, Inc.) 1994 Stock Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 33-54027), as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, and as Exhibit 10.1 to the exhibits of the Registrant’s Form 10-Q for the period ended June 30, 2003, which exhibits are hereby incorporated by reference.

10.8*	Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 33-58981), which exhibit is hereby incorporated by reference.

10.9*	Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.10*	Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-22109), and as supplemented, filed as Exhibit 4.2 to the Exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-60195), and as Exhibit 10.1 to the Exhibits of the Registrant’s Form 8-K, which exhibits are hereby incorporated by reference.

10.11*	Kaneb Services, Inc. 1994 Stock Option Agreements, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-34489), which exhibits are hereby incorporated by reference.

10.12*	Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant’s Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.13*	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 1999, which exhibit is hereby incorporated by reference.

10.14	Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, filed as Exhibit 10.8 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1994; Exhibit 10.12 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1996; Exhibit 10.12 of the Registrant’s Form 10-K for the year ended

December 31, 1997; and, Exhibit 10.13 of the Registrant’s Form 10-K for the year ended December 31, 1999, which exhibits are hereby incorporated by reference.

10.15	Second Amendment, dated as of December 31, 2005, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent, filed as Exhibit 10.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

21	List of subsidiaries of the Registrant, filed herewith.

23.1	Consent of Grant Thornton LLP, filed herewith.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2007.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2007.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2007.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 30, 2007.

*	Denotes management contracts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Xanser Corporation
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of this Annual Report on Form 10-K, that Xanser Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Xanser Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Xanser Corporation and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by COSO. Also, in our opinion, Xanser Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by COSO.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Xanser Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 30, 2007 expressed an unqualified opinion on those financial statements.
/s/ Grant Thornton LLP
Dallas, Texas
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Xanser Corporation
     We have audited the accompanying consolidated balance sheets of Xanser Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xanser Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.
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
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Grant Thornton LLP
Dallas, Texas
March 30, 2007

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
Revenues:

Services	$245,850,000	$146,975,000	$138,697,000
Products	538,000	6,906,000	6,990,000

Total revenues	246,388,000	153,881,000	145,687,000

Costs and expenses:

Operating costs	160,476,000	92,805,000	83,536,000
Cost of products sold	275,000	7,459,000	4,856,000
Depreciation and amortization	3,772,000	3,514,000	3,552,000
General and administrative	79,044,000	51,763,000	48,784,000
Write-off of goodwill	654,000	—	—
Gain on sale of assets	—	(2,102,000)	—
Provision for lease termination costs	267,000	1,333,000	—

Total costs and expenses	244,488,000	154,772,000	140,728,000

Operating income (loss)	1,900,000	(891,000)	4,959,000

Interest income	866,000	660,000	174,000

Interest expense	(2,807,000)	(1,040,000)	(989,000)

Income (loss) before income taxes	(41,000)	(1,271,000)	4,144,000

Income tax expense	(3,391,000)	(2,995,000)	(1,748,000)

Net income (loss)	$(3,432,000)	$(4,266,000)	$2,396,000

Earnings (loss) per common share — basic and diluted:	$(0.10)	$(0.13)	$0.07

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$23,937,000	$21,526,000
Accounts receivable, trade (net of allowance for doubtful accounts of $3,341,000 in 2006 and $1,493,000 in 2005)	59,323,000	50,396,000
Receivable from businesses distributed to common stockholders	1,445,000	6,484,000
Inventories	21,411,000	17,290,000

Prepaid expenses and other current assets	5,046,000	5,513,000

Total current assets	111,162,000	101,209,000

Property and equipment	51,523,000	41,748,000
Less accumulated depreciation and amortization	25,554,000	24,628,000

Net property and equipment	25,969,000	17,120,000

Goodwill	13,148,000	13,802,000
Deferred income taxes and other assets	6,018,000	4,347,000

Total assets	$156,297,000	$136,478,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$787,000	$478,000
Accounts payable	14,702,000	14,670,000
Accrued expenses and other current liabilities	22,425,000	20,773,000
Accrued income taxes	2,581,000	7,232,000
Bank overdrafts	1,553,000	2,000
Current portion of pension liability	–	900,000

Total current liabilities	42,048,000	44,055,000

Long-term debt, less current portion:
Technical services	43,619,000	26,561,000
Government and other services	102,000	178,000
Parent company	5,000,000	5,000,000

Total long-term debt, less current portion	48,721,000	31,739,000

Pension liability	3,042,000	7,382,000
Other liabilities	1,881,000	1,998,000

Total liabilities	95,692,000	85,174,000

Commitments and contingent liabilities (Note 9)

Stockholders’ equity:
Common stock, without par value. Authorized, 60,000,000 shares; issued, 39,258,025 in 2006 and 38,805,695 in 2005	4,558,000	4,507,000
Additional paid-in capital	124,884,000	124,481,000
Treasury stock, at cost	(18,320,000)	(20,028,000)
Retained earnings (accumulated deficit)	(53,438,000)	(50,565,000)
Accumulated other comprehensive income (loss)	2,921,000	(7,091,000)

Total stockholders’ equity	60,605,000	51,304,000

Total liabilities and stockholders’ equity	$156,297,000	$136,478,000

The accompanying notes are an integral part of this financial statement.

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(3,432,000)	$(4,266,000)	$2,396,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,772,000	3,514,000	3,552,000
Provision for doubtful accounts	1,836,000	1,050,000	285,000
Gain on sale of assets	—	(2,102,000)	—
Provision for lease termination costs	267,000	1,333,000	—
Deferred income taxes	(473,000)	(80,000)	(1,061,000)
Stock-based compensation expense	1,155,000	—	—
Write-down of inventories	—	—	206,000
Write-off of goodwill	654,000	—	—
Changes in operating assets and liabilities— net of business acquisition:
Accounts receivable	(5,725,000)	309,000	(3,853,000)
Inventories	(4,121,000)	(1,513,000)	(640,000)
Prepaid expenses and other	467,000	234,000	(1,101,000)
Accounts payable and accrued expenses	(503,000)	2,036,000	7,062,000
Other, net	32,000	(92,000)	(832,000)

Net cash provided by (used in) operating activities	(6,071,000)	423,000	6,014,000

Investing activities:
Capital expenditures	(7,205,000)	(4,215,000)	(4,533,000)
Acquisition, net of cash received	(3,003,000)	(18,793,000)	—
Proceeds from sale of assets	—	5,400,000	—
Other, net	2,810,000	(415,000)	1,214,000

Net cash used in investing activities	(7,398,000)	(18,023,000)	(3,319,000)

Financing activities:
Issuance of debt	18,583,000	17,056,000	1,836,000
Payments on debt	(2,770,000)	(1,948,000)	(5,421,000)
Common stock issued	1,007,000	2,770,000	78,000
Decrease in receivable from businesses distributed to common stockholders	—	215,000	865,000
Bank overdrafts	(1,553,000)	—	—

Net cash provided by (used in) financing activities	15,267,000	18,093,000	(2,642,000)

Effect of exchange rate changes on cash	613,000	(565,000)	305,000

Increase (decrease) in cash and cash equivalents	2,411,000	(72,000)	358,000
Cash and cash equivalents at beginning of year	21,526,000	21,598,000	21,240,000

Cash and cash equivalents at end of year	$23,937,000	$21,526,000	$21,598,000

Supplemental cash flow information:
Cash paid for interest	$2,501,000	$987,000	$952,000

Cash paid for income taxes	$2,765,000	$1,953,000	$2,546,000

The accompanying notes are an integral part of this financial statement.

XANSER CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Retained	Accumulated
		Additional		Earnings	Other
	Common	Paid in	Treasury	(Accumulated	Comprehensive	Comprehensive
	Stock	Capital	Stock	Deficit)	Income (Loss)	Income (Loss)
Balance at January 1, 2004	$4,333,000	$126,561,000	$(26,267,000)	$(48,695,000)	$(3,480,000)	—
Net income	—	—	—	2,396,000	—	$2,396,000
Common stock issued	2,000	(50,000)	87,000	—	—	—
Deferred stock units, vested	—	39,000	—	—	—	—
Minimum pension liability adjustment for subsidiary	—	—	—	—	(445,000)	(445,000)
Foreign currency translation adjustment	—	—	—	—	1,409,000	1,409,000

Comprehensive income						$3,360,000

Balance at December 31, 2004	4,335,000	126,550,000	(26,180,000)	(46,299,000)	(2,516,000)
Net loss	—	—	—	(4,266,000)	—	(4,266,000)
Common stock issued	172,000	507,000	3,050,000	—	—	—
Deferred stock units, distributed	—	(2,576,000)	3,102,000	—	—	—
Minimum pension liability adjustment for subsidiary	—	—	—	—	(1,183,000)	(1,183,000)
Foreign currency translation adjustment	—	—	—	—	(3,392,000)	(3,392,000)

Comprehensive loss						$(8,841,000)

Balance at December 31, 2005	4,507,000	124,481,000	(20,028,000)	(50,565,000)	(7,091,000)
Staff Accounting Bulletin No. 108 adjustments	—	—	—	997,000	—

Revised Balance at December 31, 2005	4,507,000	124,481,000	(20,028,000)	(49,568,000)	(7,091,000)
Net loss	—	—	—	(3,432,000)	—	(3,432,000)
Stock-based compensation	51,000	403,000	1,708,000	—	—	—
Minimum pension liability adjustment for subsidiary	—	—	—	—	2,750,000	2,750,000
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	2,129,000	—
Adjustment to previously provided tax exposures related to business distributed to common stockholders	—	—	—	(438,000)	—	—
Foreign currency translation adjustment	—	—	—	—	5,133,000	5,133,000

Comprehensive income						$4,451,000

Balance at December 31, 2006	$4,558,000	$124,884,000	$(18,320,000)	$(53,438,000)	$2,921,000

The accompanying notes are an integral part of this financial statement.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Nature of Operations and Basis of Presentation
     Xanser Corporation (“Parent”) and subsidiaries (collectively, “Xanser” or the “Company”) conducts its principal businesses through subsidiaries in two industry segments, technical services and government and other services. The technical services operate through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), which provide specialized technical services, including leak sealing under pressure, on-site machining, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. Furmanite currently operates major North American offices in the United States in Sulphur, Louisiana; La Place, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Saraland, Alabama; Houston, Texas; San Francisco, California; Los Angeles, California; Hobart, Indiana; Kent, Washington and Salt Lake City, Utah. Furmanite’s worldwide operations are further supported by offices currently located in Australia, Belgium, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, India, Italy, Japan, Kuwait, Portugal, Sweden, the United Arab Emirates and Venezuela. The government and other services segment operate through Xtria LLC (“Xtria”), which provides information technology services primarily to the government contracting industry. Xtria offers products and services that include workflow analysis, data storage solutions, hardware design and implementation, web hosted data processing, network analysis, consulting, research, program and policy analysis, program implementation and program evaluation and other support services primarily to agencies of the state and federal government.
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.
     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. During the fourth quarter of 2006, the receivable from business distributed to common stockholders was further reduced by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures, leaving $1.4 million as receivable from businesses distributed to common stockholders pursuant to the provision of the Distribution Agreement.
     Cash and Cash Equivalents
     The Company’s policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. The Company does not have any derivative financial instruments. Cash in foreign bank accounts at December 31, 2006 and 2005 was $8.4 million and $7.2 million, respectively.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Accounts Receivable
     The majority of accounts receivable are due from companies involved with petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-processing facilities. Unbilled amounts included in accounts receivable were related to governmental contracts totaling $2.1 million and $2.9 million at December 31, 2006 and 2005, respectively. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts for doubtful accounts receivable based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
     Changes in the allowance for doubtful accounts receivable for the years ended December 31, 2006, 2005 and 2004 are as follows:

Allowance for doubtful accounts receivable at January 1, 2004	$1,183,000

Charged to costs and expenses	285,000
Charged to other accounts	17,000
Write-offs, net of recoveries	(818,000)

Allowance for doubtful accounts receivable at December 31, 2004	667,000

Charged to costs and expenses	1,050,000
Write-offs, net of recoveries	(224,000)

Allowance for doubtful accounts receivable at December 31, 2005	1,493,000

Charged to costs and expenses	1,836,000
Charged to other accounts	54,000
Write-offs, net of recoveries	(42,000)

Allowance for doubtful accounts receivable at December 31, 2006	$3,341,000

     Inventories
     Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality and carrying cost is reduced accordingly, if the review indicates a reduction in value is required. There were no significant obsolescence provisions for inventories in 2006, 2005, and 2004. Inventories at December 31, 2006 and 2005 consisted of the following:

	2006	2005
Raw materials and supplies	$12,633,000	$14,882,000
Work-in-process	6,970,000	1,422,000
Finished goods	1,808,000	986,000

Total inventories	$21,411,000	$17,290,000

Cost of products sold primarily relates to the cost of equipment sales in the government and other services segment. Inventories consumed in the process of providing technical services are included in operating costs.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The technical services segment’s revenues are based primarily on time and materials and substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The technical services business provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2006, 2005 and 2004. The Company records technical services segment’s revenues net of sales tax.
     The government and other services segment’s revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process related and has no other material deliverables. Revenues for the years ended December 31, 2006, 2005, and 2004 using the proportional method were not significant. The Company recognizes revenues on a straight line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. The Company records government and other services segment’s revenues net of sales tax.
     The government and other services segment also periodically records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web hosted data processing, purchased application software, networking, consulting and support services. These arrangements comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. The Company recognizes revenues under a multiple deliverable arrangement when there are separable deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenue is allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the residual method to allocate value to the delivered and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered, then are recognized to revenue. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Foreign Currency Translation
     The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. The gains and losses resulting from the change in exchange rates from year to year have been reported separately as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The Company has no foreign subsidiaries subject to foreign exchange restrictions. Due to the Company’s current domestic tax position, there is no tax effect from the foreign currency translation.
     Comprehensive Income (Loss)
     The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income”, for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company’s financial position or results of operations. At December 31, 2006, 2005 and 2004, accumulated other comprehensive income (loss) consists of cumulative foreign currency translation of $5.0 million, $(0.5) million and $2.9 million, respectively, and minimum pension liability for subsidiaries (see Note 4) of $(2.1) million, $(6.6) million, and $(5.4) million, respectively.
     Goodwill
     The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates the amortization for goodwill (excess of cost over fair value of net assets of acquired businesses) and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. At December 31, 2006 and 2005, the Company had no intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then second, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. Based on valuations and analysis performed by the Company at December 31, 2005 and 2004, no impairment charge was required. At December 31, 2006, the Company determined that the carrying value of a portion of its goodwill related to its government and other services segment exceeded the implied fair value and recorded a non-cash charge to operating costs and expenses of $654,000. As a result of the shifting focus to technical services and combined with the results of the goodwill impairment calculation using the market capitalization method, it was determined that the goodwill for the healthcare services business would be written off. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company.
     Stock-Based Compensation
     Prior to January 1, 2006, the Company accounted for stock-based employee compensation (options and restricted stock units) under the intrinsic value method as outlined in the provisions of Accounting Principles Bulletin Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005, no compensation cost was recognized in the consolidated statements of operations.
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted by the Company using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company’s common stock sooner than they could have under their original grants. Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The future compensation expense under FAS No. 123(R) that would have been recorded in subsequent periods with respect to the 614,646 options that were vested early was $415,000. Compensation expense recognized in the consolidated statements of operations for the period ended December 31, 2006 includes options issued after June 3, 2005.
     On December 6, 2006, the Company granted 280,000 restricted stock units (“RSUs”) to its directors and certain employees at a value of $5.40 per share. Of the RSUs granted, 180,000 units vested immediately (which equates to a fair value of $972,000) while 100,000 units cliff vest at the end of four to five years. The RSUs may not be sold until after December 6, 2011 or, in the case of directors, until they cease to be a director of the Company. The fair value of the RSUs was determined based on the closing stock price on the date of grant.
     During 2006, the Company also granted 125,000 stock option grants that vest annually over a five-year period. The Company issued stock options grants for 605,000 shares during 2005, of which 20,000 vested early on June 3, 2005 and 60,000 vested immediately. All options were granted at prices equal to the market price at the date of grant. The weighted average fair market value of options granted during 2006 and 2005 was $1.59 and $1.03 per share, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plans.
     The impact of the share-based compensation for 2006 resulted in an expense of $1,155,000 and the impact on the nonvested share-based payments outstanding at December 31, 2006 will result in approximately $979,000 in expense over the remaining vesting period of approximately five years.
     The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS No. 123(R) in fiscal year 2006 and a single option award approach. This fair value computation is then amortized on a straight-line basis over the requisite service periods of the options, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal year 2006. The fair value of share-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The weighted-average estimated value of employee stock options granted in 2006, 2005 and 2004 were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2006	2005	2004
Expected volatility	34.1% to 38.6%	35.6% to 38.2%	35.5% to 35.8%

Risk-free interest rate	4.1% to 5.1%	3.9% to 4.2%	3.3% to 3.5%

Expected dividends	0%	0%	0%

Expected term in years	3.5	3.5	3.5
     The following table reflects net income and diluted earnings per share and pro forma information of the Company for the year ended December 31, 2005 and 2004 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123.

	December 31, 2005	December 31, 2004
	Pro forma	Pro forma
Net income (loss)	$(4,266,000)	$2,396,000
Stock-based employee compensation expense determined under the fair value based method (1)	(506,000)	(381,000)

Pro forma net income (loss)	$(4,772,000)	$2,015,000

Earnings (loss) per share:
Basic and diluted, as reported	$(0.13)	$0.07

Basic and diluted, pro forma (2)	$(0.14)	$0.06

(1)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS No. 123.

(2)	Earnings per share for periods prior to year 2006 represent pro forma information based on SFAS No. 123.
     The Company’s net income in 2006 was lower than under the previous accounting method for share-based compensation by $1,155,000 with a ($0.03) effect on basic and diluted net loss per common share. The issuance of restricted stock units in December 2006 accounted for $982,000 of the share-based compensation and the remainder of $173,000 was a result of adopting SFAS No. 123 (R). Due to the Company’s current domestic tax position, there was no tax effect from this share-based compensation.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The changes in stock options outstanding for the Company’s plans for the years 2006, 2005 and 2004 were as follows:

		Weighted Average Exercise Price
	Options	per Option
Outstanding at January 1, 2004	3,008,711	$1.80
Granted	725,161	$2.50
Exercised	(17,579)	$1.53
Forfeited	(382,119)	$2.50

Outstanding at December 31, 2004	3,334,174	$1.87
Granted	605,000	$3.06
Exercised	(2,088,741)	$1.68
Forfeited	(238,739)	$1.75

Outstanding at December 31, 2005	1,611,694	$2.47
Granted	125,000	$4.84
Exercised	(512,019)	$2.18
Forfeited	(211,000)	$2.83

Outstanding at December 31, 2006	1,013,675	$2.84

		Weighted Average
		Grant Date Fair
	Outstanding	Value
	Options	Per Option
Nonvested at December 31, 2005	525,000	$0.96
Granted	125,000	$1.59
Vested	(90,000)	$1.04
Forfeited	(115,000)	$1.04

Nonvested at December 31, 2006	445,000	$1.19

     The aggregate fair value of stock options exercised during the period ended December 31, 2006, 2005, and 2004 was $487,000, $2,226,000, and $22,000, respectively. The aggregate intrinsic value of stock options vested during the period ended December 31, 2006, 2005, and 2004 was $155,000, $147,000, and $59,000, respectively. The aggregate intrinsic value of stock options exercised during the period ended December 31, 2006, 2005, and 2004 was $1,200,000, $1,739,000, and $17,000, respectively. The aggregate intrinsic value of the 1,013,675 stock options outstanding at December 31, 2006 was $2,077,000 with a weighted average remaining contractual life of 4.7 years. The aggregate intrinsic value of the 568,675 exercisable stock options at December 31, 2006 was $1,496,000 with a weighted-average remaining contractual life of 5.2 years.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2006, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average	Average
					Outstanding	Exercisable
			Average Price per		Remaining	Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual	Contractual
Price	Outstanding	Exercisable	Option	Option	Life (years)	Life (years)
$1.15 - $2.29	181,428	181,428	$1.55	$1.55	2.2	2.2
$2.30 - $3.13	344,747	344,747	$2.46	$2.46	6.7	6.7
$3.14 - $5.40	487,500	42,500	$3.58	$3.23	4.3	5.2

	1,013,675	568,675	$2.84	$2.23	4.7	5.2

Environmental Costs
     Liabilities are recorded when site restoration or environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets to the extent such recoveries are considered probable.
     Environmental costs not accrued for are expensed if they related to an existing condition as a result of past operations and do not contribute to current or future revenue generation.
Change in Presentation
     Certain prior year financial statement information related to the presentation of operating costs and expenses and selling, general and administrative expenses have been reclassified to conform with the 2006 presentation as the Company determined that the 2006 presentation provides more meaningful information since the acquisition of all of the material operating assets of GSG (see Note 2) represented a very substantial change in the composition of the Company. Prior to 2006, selling, general and administrative expenses included only the general and administrative expenses of the parent company and such costs that related to the operating business units of the Company were included in operating costs and expenses. Accordingly, general and administrative costs associated with the operating business units that were previously included in operating costs and expenses of $48.5 million in 2005 and $45.5 million in 2004 were reclassified into general and administrative costs, in line with the 2006 presentation.
New Accounting Pronouncements and Interpretations
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. The Company has completed a substantial analysis of FIN 48, except for the effects of transfer pricing of transactions between United States and foreign subsidiaries, and feels that any adjustment would not be material. While the Company has done considerable work on transfer pricing, it has not completed its analysis and determined whether an adjustment will be required.
     In September 2006, the SEC issued SAB No. 108, (SAB 108) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.
     SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. Pursuant to the provisions of SAB 108, the Company evaluated the effect of the “dual approach” method as of December 31, 2005 and compared its effect to the “roll-over” method that the Company had historically used. The Company recorded the cumulative effect of adopting SAB 108 as an adjustment to the balance of retained earnings as of January 1, 2006. The total adjustment of $(1.0) million represents $(0.4) million foreign deferred tax credits not previously recognized, $(0.5) million for a reduction in previously provided foreign tax contingencies, $36,000 for an adjustment of accrued vacation for salaried employees and a $(140,000) gain on sale of assets recorded, all of which relate to prior periods.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 in 2008 and is evaluating the potential impact on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 which requires recognition of the over or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation, for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 will require the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company adopted SFAS No. 158 in 2006 and the incremental effect of applying this statement is disclosed in Note 4 “Retirement Plans” to the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 in 2008 and is evaluating the potential impact on its consolidated financial statements.
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

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. ACQUISITION
     On December 31, 2005, the Company’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with its affiliates Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA and Furmanite GSG BV, “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States, for a total net cash consideration (including transaction costs of $4.5 million) of approximately $21.8 million, which was finalized in December 2006. GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
     In connection with the Acquisition, on December 31, 2005, Furmanite entered into the Second Amendment (the “Second Amendment”) to its Amended and Restated Loan Agreement (the “Loan Agreement”) dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased its revolving credit commitment under the Loan Agreement from $25 million to $50 million. On December 31, 2005, Furmanite funded the cost of the Acquisition and certain transaction costs by borrowing $15.6 million.
     The Acquisition was accounted for under SFAS No. 141, “Business Combinations”, and the consolidated balance sheet at December 31, 2005 includes the net assets acquired. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values and did not result in any goodwill or identifiable intangible assets. The final allocation of the purchase price as of December 31, 2006 is as follows:

Cash consideration paid to seller	$17,247,000
Transaction costs and other	4,549,000

Fair value of net assets acquired	$21,796,000

Accounts receivable	$14,670,000
Inventories	6,243,000
Other current assets	464,000
Property and equipment	9,788,000
Accounts payable	(6,515,000)
Accrued expenses	(974,000)
Long-term liabilities	(1,880,000)

Net assets acquired	$21,796,000

     The following unaudited pro forma financial information includes the revenues and direct expenses of the operations of GSG, excluding certain income and expenses such as interest income, interest expense and income taxes as they were not directly associated with the operations of GSG and including costs incurred for administrative and executive management functions allocated to the GSG operations by Flowserve. The unaudited pro forma financial information assumes that the acquisition of the operations of GSG was completed on January 1, 2005 and includes adjustments to depreciation expense for the new basis of property and equipment resulting from the purchase price allocation for the acquisition of GSG and to interest expense to reflect an increase related to the debt to finance the acquisition of GSG, including additional working capital requirements. The unaudited pro forma financial information is not necessarily indicative of the results which would actually have occurred if the purchase had taken place at the beginning of the period or the results of future periods.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Assuming the GSG acquisition had occurred on January 1, 2005, unaudited pro forma revenues, net loss and net loss per share would have been $256.4 million, $(8.8) million and $(0.27) million, respectively, for the year ended December 31, 2005.
3. INCOME TAXES
     Income (loss) before income tax expense is comprised of the following components:

	Year Ended December 31,
	2006	2005	2004
Domestic operations	$(13,809,000)	$(10,038,000)	$(1,101,000)
Foreign operations	13,768,000	8,767,000	5,245,000

Income (loss) before income taxes	$(41,000)	$(1,271,000)	$4,144,000

     Income tax expense (benefit) is comprised of the following components:

Year Ended
December 31,	Federal	Foreign	State	Total
2006:
Current	$—	$4,004,000	$(140,000)	$3,864,000
Deferred	—	(473,000)	—	(473,000)

	$—	$3,531,000	$(140,000)	$3,391,000

2005:
Current	$—	$3,057,000	$18,000	$3,075,000
Deferred	—	(80,000)	—	(80,000)

	$—	$2,977,000	$18,000	$2,995,000

2004:
Current	$—	$2,809,000	$—	$2,809,000
Deferred	—	(1,061,000)	—	(1,061,000)

	$—	$1,748,000	$—	$1,748,000

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes for the years 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
Expected tax expense (benefit) at statutory rates	$(14,000)	$(432,000)	$1,409,000
Increase (decrease) in taxes resulting from:
Change in valuation allowance	4,028,000	4,291,000	589,000
State income taxes, net	(220,000)	(431,000)	(102,000)
Foreign tax rate differences	(1,161,000)	(136,000)	(35,000)
Permanent differences	(88,000)	(270,000)	279,000
Resolution of state and foreign tax issues	49,000	(80,000)	(387,000)
Prior year adjustment to NOL	1,042,000	—	—
Other	(245,000)	53,000	(5,000)

	$3,391,000	$2,995,000	$1,748,000

     At December 31, 2006, the Company had available domestic tax net operating loss carryforwards (“NOLs”), which will expire, if unused, as follows: $2,636,000 in 2007; $13,365,000 in 2022; $10,871,000 in 2023; $12,220,000 in 2025 and $9,482,000 in 2026. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Federal net operating loss carryforwards	$17,001,000	$14,799,000
Alternative minimum tax credit carryforwards	2,504,000	2,504,000
State income net operating loss carryforwards	1,700,000	1,480,000
Accrued liabilities	2,321,000	960,000
Intangibles	1,259,000	1,149,000
Foreign subsidiaries, primarily accrued liabilities	3,978,000	2,202,000
Other	660,000	407,000

Total gross deferred tax assets	29,423,000	23,501,000
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(291,000)	(173,000)
Foreign deferred tax liabilities	(299,000)	(206,000)

Net deferred tax asset before valuation allowance	28,833,000	23,122,000
Less valuation allowance	(25,154,000)	(21,126,000)

Net deferred tax asset	$3,679,000	$1,996,000

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

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. RETIREMENT PLANS
     The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions to this plan were $0.7 million, $0.7 million and $0.7 million for 2006, 2005 and 2004, respectively.
     One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). The benefit is based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12% and the employer contributes up to 12% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2006.
     Net pension cost for the U.K. Plan included the following components:

	Year Ended December 31,
	2006	2005	2004
Net periodic pension cost:
Service cost	$638,000	$518,000	$466,000
Interest cost	3,828,000	3,605,000	3,461,000
Expected return on plan assets	(4,396,000)	(3,896,000)	(3,587,000)
Amortization of prior service cost	(113,000)	(111,000)	(112,000)
Recognized net loss	815,000	709,000	737,000

Net periodic pension cost	$772,000	$825,000	$965,000

     The weighted average assumptions used to determine benefit obligations and net periodic costs are as follows:

	December 31,
	2006	2005
Discount rate	5.3%	5.4%
Expected long-term return on plan assets	7.4%	7.5%
Rate of compensation increase	3.5%	3.4%
     The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 7.4% overall, 8.5% for equities and 6.0% for bonds.

	December 31,
	2006	2005
Projected benefit obligation:
Beginning of year	$66,487,000	$65,605,000
Service cost	638,000	518,000
Interest cost	3,828,000	3,605,000
Participants’ contributions	366,000	328,000
Actuarial loss	(5,698,000)	5,665,000
Benefits paid	(2,490,000)	(2,065,000)
Foreign currency translation adjustment and other	9,582,000	(7,169,000)

End of year	72,713,000	66,487,000

Fair value of plan assets:
Beginning of year	54,983,000	54,824,000
Actual gain on plan assets	8,258,000	6,930,000
Employer contributions	848,000	764,000
Participants’ contributions	366,000	328,000
Benefits paid	(2,490,000)	(2,065,000)
Foreign currency translation adjustment and other	7,706,000	(5,798,000)

End of year	69,671,000	54,983,000

Excess projected obligation over fair value at end of year	$(3,042,000)	(11,504,000)

Unrecognized net actuarial loss		14,981,000
Unamortized prior service cost		(1,149,000)

Net pension prepaid asset		2,328,000
Additional minimum liability		(10,477,000)

Net pension liability		$(8,149,000)

     The accumulated benefit obligation for the U.K. Plan was $69.1 million and $63.1 million at December 31, 2006 and 2005, respectively. The pension plan had no new participants added since the plan was frozen in 1994.
     Two actuarial changes in assumptions were made for 2006 which affected the pension liability. These consisted of a retirement age change from 60 years to 63.5 years of age and the allowance for a cash commutation. The 2006 decrease in pension liability is due to approximately 37% attributed to the change in retirement age assumption and approximately 63% attributed to the allowance for cash commutation at retirement.
     Under SFAS No. 87 and after accounting for the two actuarial changes, the Company would not have a liability as of December 31, 2006 (prior to adoption of SFAS No. 158) since the accumulated benefit obligation was less than the fair value of plan assets. The incremental effect of the Company’s adoption of SFAS No. 158 was recognition of a liability of $(3.0), representing the excess projected obligation over fair value as of December 31, 2006. A deferred tax asset of $0.9 was also recognized, which together represents $(2.1) of accumulated other comprehensive income (loss) as of December 31, 2006.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The U.K. Plan’s weighted average asset allocations are as follows:

	December 31,
	2006	2005
Equity securities	50.7%	55.4%
Debt securities	40.9%	39.1%
Real estate	0.7%	0.7%
Cash and other	7.7%	4.8%

	100.0%	100.0%

     The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 55% for equity securities and 45% for debt securities and other.
     At December 31, 2006, expected future benefit payments, which reflect expected future service, are as follows:

Year ending December 31,
2007	$2,562,000
2008	2,638,000
2009	2,719,000
2010	2,801,000
2011	2,883,000
2012-2016	15,768,000

Total	$29,371,000

5. PROPERTY AND EQUIPMENT
     The cost of property and equipment is as follows:

	Estimated
	Useful
	Life	December 31,
	(Years)	2006	2005
Technical services:
Machinery and equipment	5 – 10	$23,129,000	$21,251,000
Furniture, fixtures, and vehicles	3 – 5	11,875,000	10,765,000
Buildings	40	5,534,000	3,111,000
Construction in progress		1,721,000	—
Land		1,305,000	—
Other	2 – 5	3,543,000	1,852,000

Total		47,107,000	36,979,000
Government and other services (furniture, fixtures and vehicles)	3 – 7	3,373,000	4,069,000
General corporate (furniture, fixtures and vehicles)	3 – 10	1,043,000	700,000

Total property and equipment		51,523,000	41,748,000
Less accumulated depreciation and amortization		25,554,000	24,628,000

Net property and equipment		$25,969,000	$17,120,000

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Equipment under capital leases is included in the cost, and accumulated depreciation and amortization, of property and equipment as follows:

	December 31,
	2006	2005
Equipment	$4,108,000	$2,834,000
Less accumulated depreciation and amortization	2,177,000	1,759,000

Net equipment acquired under capital leases	$1,931,000	$1,075,000

6. LONG-TERM DEBT
     Long-term debt is summarized as follows:

	December 31,
	2006	2005
Technical services credit facility due in January 2010	$42,590,000	$26,126,000
Capital leases	1,918,000	1,091,000
Parent company 8.75% convertible subordinated debentures due in January 2008	5,000,000	5,000,000

Total long-term debt	49,508,000	32,217,000
Less current portion	787,000	478,000

Total long-term debt, less current portion	$48,721,000	$31,739,000

     On December 31, 2005, the Company’s wholly-owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its affiliates “Furmanite”), entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG, for a total consideration of approximately $21.8 million, subject to certain adjustments based upon a post-closing determination of GSG’s working capital that was transferred to Furmanite (the “Acquisition”). GSG provides maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
     In connection with the Acquisition, on December 31, 2005, Furmanite entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased its revolving credit commitment under the Loan Agreement from $25 million to $50 million (see “the $50 million facility” below). On December 31, 2005, Furmanite funded the cost of the Acquisition and certain transaction costs by borrowing $15.6 million under the Loan Agreement amended by the Second Amendment. Immediately following the drawdown to fund the Acquisition, $26.1 million was outstanding under the Loan Agreement as amended by the Second Amendment.
     On March 31, 2006, a subsidiary in the technical services US group borrowed $8.5 million under a $15 million revolving bank loan agreement that provides working capital for the technical services segment (the “$15 million facility”) and used the proceeds to repay amounts outstanding under the $50 million facility. During 2006, an additional $6.5 million was drawn under the $15 million facility for working capital purposes. Borrowings under the $15 million facility ($15.0 million at December 31, 2006) bear interest at the option of the borrower at variable rates (6.2% at December 31, 2006), based on either the LIBOR rate or prime rate and are secured by a letter of credit under the $50 million facility. The $15 million facility has the same financial and operational covenants with respect to the $50 million facility and is without recourse to the parent company. At December 31, 2006, the borrower was in compliance with all covenants under this facility.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At December 31, 2006, $27.6 million was outstanding under a $50 million amended and restated bank loan agreement (the “$50 million facility”) that provides working capital for the technical services segment and is without recourse to the parent company. Borrowings under the $50 million facility bear interest at the option of the borrower at variable rates (6.2% at December 31, 2006), based on either the LIBOR rate or prime rate, have a commitment fee on the unused portion of the facility and contain certain financial and operational covenants with respect to the technical services group, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50 million facility, and cash flow to fixed charges and capital expenditures. At December 31, 2006, the borrower was in compliance with all covenants under this facility. The $50 million facility matures in January 2010 and is secured by substantially all of the tangible assets of the technical services group and is without recourse to the parent company.
     The Parent’s 8.75% subordinated debentures ($5.0 million outstanding at December 31, 2006 and 2005) are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. At December 31, 2006, no holders had converted subordinated debentures into shares of the Company’s common stock. These subordinated debentures mature in January 2008 and interest payments are due semi-annually in July and January.
     At December 31, 2006, debt maturities on consolidated debt, including capital leases, were as follows: $0.8 million; $5.5 million; $0.3 million; $42.8 million; and $0.1 million respectively, for each of the five years ending December 31, 2011 and less than $0.1 million thereafter.
7. CAPITAL STOCK
     The changes in the number of issued and outstanding shares of the Company’s common stock are summarized as follows:

	Common Stock
	Issued	Held in Treasury	Outstanding
Balance at January 1, 2004	37,336,176	5,755,650	31,580,526
Common shares issued	17,579	(19,149)	36,728

Balance at December 31, 2004	37,353,755	5,736,501	31,617,254
Common shares issued	1,451,940	(1,338,489)	2,790,429

Balance at December 31, 2005	38,805,695	4,398,012	34,407,683
Common shares issued	452,330	(321,049)	773,379

Balance at December 31, 2006	39,258,025	4,076,963	35,181,062

Series B Preferred Stock
     On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company’s Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2006, and 2005 there were unlimited Series B Preferred Shares authorized and none were outstanding.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Stock Option Plans
     The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally vest over periods of up to five years and expire from five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. At December 31, 2006, options on 1,013,675 shares at prices ranging from $1.16 to $5.40 were outstanding, of which 568,675 were exercisable at prices ranging from $1.16 to $3.45. At December 31, 2005, options on 1,611,694 shares at prices ranging from $0.87 to $3.45 were outstanding, of which 1,086,694 were exercisable at prices ranging from $0.87 to $2.90. At December 31, 2004, options on 3,334,174 shares at prices ranging from $0.54 to $2.90 were outstanding, of which 2,115,335 were exercisable at prices ranging from $0.54 to $2.90. The weighted average fair market value of options at the time of grant for the years 2006, 2005 and 2004 was $1.59 per share, $1.03 per share and $0.92 per share, respectively, calculated using the Black-Scholes option pricing model. The stock option plan has 3,600,000 shares authorized and 447,338 shares were available for additional issuance at December 31, 2006.
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
     In July 2005, both of the Company’s Deferred Stock Unit Plans (“2002 DSU Plan” and “1996 DSU Plan”) were terminated and 681,264 shares of the Company’s common stock were distributed to DSU Plan participants from shares held by the Company as Treasury stock.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. EARNINGS PER SHARE
     The following is a reconciliation of basic and diluted earnings per share (“EPS”):

		Weighted
		Average
	Net	Common	Per-Share
	Income (Loss)	Shares	Amount
Year Ended December 31, 2006
Basic EPS -
Net loss	$(3,432,000)	34,743,000	$(0.10)

Effect of dilutive securities	—	—

Diluted EPS -
Net loss	$(3,432,000)	34,743,000	$(0.10)

Year Ended December 31, 2005
Basic EPS -
Net loss	$(4,266,000)	32,911,000	$(0.13)

Effect of dilutive securities	—	—

Diluted EPS -
Net loss	$(4,266,000)	32,911,000	$(0.13)

Year Ended December 31, 2004
Basic EPS -
Net income	$2,396,000	32,035,000	$0.07

Effect of dilutive securities	—	1,173,000

Diluted EPS -
Net income	$2,396,000	33,208,000	$0.07

     As a result of the net loss for 2006 and 2005, all 1,013,675 and 1,611,694 stock options, at a weighted average price of $2.84 and $2.47 for 2006 and 2005, respectively, were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. Additionally, the Company’s 8.75% convertible subordinated debentures were excluded from the computation of diluted EPS in 2006, 2005 and 2004 because the effect of assumed conversion would be anti-dilutive.
9. COMMITMENTS AND CONTINGENCIES
     The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $6.3 million for 2006, $3.9 million for 2005 and $3.8 million for 2004. The Company’s corporate headquarters lease expires in 2007 and is being renegotiated. Included in other costs and expenses in the third quarter of 2005 is $1.3 million in estimated termination costs which includes future rents on corporate leased facilities that were closed in order to reduce infrastructure costs of the government and other services business segments. During 2006, the provision for lease termination costs in the government and other services

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment was increased by $0.3 million in addition to the $1.3 million recorded in 2005. The $1.6 million total lease provision was paid in 2006.
     The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in general compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company, could result in costs and liabilities to the Company. In connection with the acquisition of the operating assets of GSG on December 31, 2005, the Company’s technical services group has recorded an undiscounted reserve for environmental claims in the amount of $1.9 million at December 31, 2006 and 2005.
     At December 31, 2006, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows:

	Capital	Operating
	Leases	Leases
2007	$800,000	$5,330,000
2008	550,000	3,604,000
2009	340,000	2,427,000
2010	180,000	1,562,000
2011	66,000	1,182,000
Thereafter	—	2,193,000

Total minimum lease payments	$1,936,000	$16,298,000

Less amounts representing interest	18,000

Present value of net minimum lease payments	$1,918,000

     The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
10. BUSINESS SEGMENT DATA
     The Company provides technical services to an international client base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, nuclear power stations, steel mills, food and beverage processing facilities, power generation, and other process industries. Additionally, the Company’s government and other services segment provides consulting services, hardware sales and other related information management and processing services to healthcare, governmental, insurance and financial institutions.
     The Company measures segment profit as operating income. Segment operating results are reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. General corporate includes compensation and benefits paid to corporate officers and employees, certain insurance, legal, tax, financial reporting and other administrative costs, including costs of maintaining a public company, which are not related to specific business segment.
     Since the government and other services segment revenues represent less than 5% of the company revenues, the Company is reviewing the applicability of segment reporting in 2007.
     Segment assets are those assets, including excess of cost over fair value of net assets of acquired businesses, controlled by each reportable segment. General corporate assets include corporate cash balances, deferred taxes and other assets not related to specific segments.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2006	2005	2004
Business segment revenues:
Technical services	$235,222,000	$131,821,000	$118,415,000
Information technology and government services	11,166,000	22,060,000	27,272,000

	$246,388,000	$153,881,000	$145,687,000

Technical services segment revenues:
Under pressure services	$80,506,000	$51,089,000	$50,308,000
Turnaround services	117,983,000	59,907,000	56,212,000
Other services	36,733,000	20,825,000	11,895,000

	$235,222,000	$131,821,000	$118,415,000

Business segment profit (loss):
Technical services	$11,915,000	$10,114,000	$7,879,000
Government and other services	(5,033,000)	(7,747,000)	342,000
General corporate	(4,982,000)	(3,258,000)	(3,262,000)

Operating income (loss)	1,900,000	(891,000)	4,959,000
Interest income	866,000	660,000	174,000
Interest expense	(2,807,000)	(1,040,000)	(989,000)

Income (loss) before income taxes	$(41,000)	$(1,271,000)	$4,144,000

Business segment assets:
Depreciation and amortization:
Technical services (excluding acquisitions)	$3,286,000	$2,574,000	$2,582,000
Government and other services	486,000	940,000	970,000

	$3,772,000	$3,514,000	$3,552,000

Capital expenditures:
Technical services (excluding acquisitions)	$6,736,000	$2,851,000	$2,927,000
Government and other services	111,000	1,364,000	1,606,000
General corporate	358,000	—	—

	$7,205,000	$4,215,000	$4,533,000

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2006	2005	2004
Total assets:
Technical services	$131,269,000	$100,299,000	$69,962,000
Information technology and government services	7,756,000	16,506,000	16,720,000
General corporate	17,272,000	19,673,000	25,238,000

	$156,297,000	$136,478,000	$111,920,000

     During 2006, the provision for lease termination costs in the government and other services segment was increased by $0.3 million in addition to the $1.3 million recorded in 2005. The $1.6 million total lease provision was paid in 2006.
     During 2005, the Company embarked on an aggressive plan to reduce infrastructure cost, eliminate redundancies and dispose of non-core assets in the government and other services business segment. Consistent with the plan, the Company entered into a series of transactions including a sale of software and technology assets for $5.4 million which resulted in a net gain of $2.1 million, consolidating and closing of leased facilities and write-down of related assets which resulted in a total charge of $1.3 million. The aggregate net effect of these transactions was a net gain of $0.8 million in the third quarter of 2005 and is included in the consolidated statement of operations.
     The following geographical area data includes revenues and operating income (loss) based on location of the operating segment and net property and equipment based on physical location:

	Year Ended December 31,
	2006	2005	2004
Geographical area revenues:
United States	$108,313,000	$51,475,000	$55,041,000
Europe	113,374,000	79,767,000	73,069,000
Asia-Pacific	24,701,000	22,639,000	17,577,000

	$246,388,000	$153,881,000	$145,687,000

Geographical area operating income (loss):
United States	$(18,163,000)	$(13,748,000)	$(5,673,000)
Europe	14,740,000	9,646,000	8,152,000
Asia-Pacific	5,323,000	3,211,000	2,480,000

	$1,900,000	$(891,000)	$4,959,000

	December 31,
	2006	2005	2004
Geographical area property and equipment, net:
United States	$14,763,000	$8,478,000	$5,145,000
Europe	9,624,000	6,984,000	6,930,000
Asia-Pacific	1,582,000	1,658,000	1,563,000

	$25,969,000	$17,120,000	$13,638,000

     Included in the Europe geographic region for the years ended December 31, 2006, 2005 and 2004 is United Kingdom revenues of $61.0 million, $49.4 million and $45.4 million, respectively, and United Kingdom operating income of $10.6 million, $7.5 million and $5.9 million, respectively. At December 31, 2006, 2005 and 2004, United Kingdom property and equipment, net was $6.2 million, $4.9 million and $4.7 million, respectively.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses are comprised of the following components:

	December 31,
	2006	2005
Accrued compensation and benefits	$7,099,000	$5,647,000
Accrued acquisition transaction costs	—	2,315,000
Accrued asset and equipment cost of sales	1,197,000	3,260,000
Accrued VAT payable	1,563,000	1,006,000
Unearned income	—	1,271,000
Accrued closing costs of leased facilities	—	1,002,000
Accrued taxes other than income	1,251,000	766,000
Accrued interest	477,000	201,000
Accrued environmental liability from GSG	1,880,000	—
Other	8,958,000	5,305,000

	$22,425,000	$20,773,000

12. FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATION OF CREDIT RISK
     The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2006 and 2005 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.
     The technical services segment provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities. The government and other services segment provides services and related products to the U.S. government and commercial sectors. The Company does not believe that it has a significant concentration of credit risk at December 31, 2006, as the Company’s accounts receivable are generated from these distinct business segments with customers located throughout the United States, Europe and Asia-Pacific.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. QUARTERLY FINANCIAL DATA (UNAUDITED)
     Quarterly operating results for 2006 and 2005 are summarized as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006:
Revenues	$54,794,000	$64,544,000	$60,260,000	$66,790,000

Operating income (loss)	$1,005,000	$2,361,000	$(1,944,000)	$478,000

Net income (loss)	$(36,000)	$756,000	$(3,308,000)	$(844,000)

Earnings (loss) per common share — basic and diluted	$—	$0.02	$(0.10)	$(0.02)

2005:
Revenues	$35,171,000	$43,469,000	$40,401,000	$34,840,000

Operating income (loss)	$(1,964,000)	$(520,000)	$1,379,000	$214,000

Net income (loss)	$(2,305,000)	$(1,703,000)	$41,000	$(299,000)

Loss per common share — basic and diluted	$(0.07)	$(0.05)	$—	$(0.01)

XANSER CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
Schedule I

	Year Ended December 31,
	2006	2005	2004
General and administrative expenses	$(4,967,000)	$(3,258,000)	$(3,262,000)
Interest expense	(477,000)	(477,000)	(477,000)
Interest and other income	493,000	246,000	69,000
Equity in income (loss) of subsidiaries	1,769,000	(751,000)	6,066,000

Income (loss) before income taxes	(3,182,000)	(4,240,000)	2,396,000
Income tax expense	(250,000)	(26,000)	—

Net income (loss)	$(3,432,000)	$(4,266,000)	$2,396,000

Earnings (loss) per common share — basic and diluted	$(0.10)	$(0.13)	$0.07

See “Notes to Consolidated Financial Statements” of
Xanser Corporation and Subsidiaries included in this report.

Schedule I
(Continued)
XANSER CORPORATION (PARENT COMPANY)
CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$11,770,000	$11,092,000
Receivable from businesses distributed to common stockholders	1,445,000	6,484,000
Prepaid expenses and other	95,000	85,000

Total current assets	13,310,000	17,661,000

Property and equipment	685,000	700,000
Less accumulated depreciation and amortization	666,000	662,000

Net property and equipment	19,000	38,000

Investments in, advances to and notes receivable from subsidiaries	54,425,000	46,112,000

Total assets	$67,754,000	$63,811,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,148,000	$7,389,000

Total current liabilities	2,148,000	7,389,000

Long-term debt, less current portion	5,000,000	5,000,000

Other liabilities	1,000	118,000

Stockholders’ equity:
Common stock, without par value	4,558,000	4,507,000
Additional paid-in capital	124,884,000	124,481,000
Treasury stock, at cost	(18,320,000)	(20,028,000)
Accumulated deficit	(53,438,000)	(50,565,000)
Accumulated comprehensive income (loss)	2,921,000	(7,091,000)

Total stockholders’ equity	60,605,000	51,304,000

Total liabilities and stockholders’ equity	$67,754,000	$63,811,000

See “Notes to Consolidated Financial Statements” of
Xanser Corporation and Subsidiaries included in this report.

Schedule I
(Continued)
XANSER CORPORATION (PARENT COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income (loss)	$(3,432,000)	$(4,266,000)	$2,396,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in income of subsidiaries, net of dividends	1,420,000	(3,205,000)	(2,627,000)
Other, net	352,000	—	393,000
Changes in current assets and liabilities:
Prepaid expenses and other current assets	(10,000)	(22,000)	898,000
Accounts payable and accrued expenses	166,000	521,000	(100,000)

Net cash provided by (used in) operating activities	(1,504,000)	(6,972,000)	960,000

Investing activities:
Change in other assets, net	19,000	19,000	48,000

Net cash provided by investing activities	19,000	19,000	48,000

Financing activities:
Common stock issued and other	2,162,000	2,770,000	78,000
Increase (decrease) in receivable from businesses distributed to common stockholders	1,000	215,000	865,000

Net cash provided by financing activities	2,163,000	2,985,000	943,000

Increase (decrease) in cash and cash equivalents	678,000	(3,968,000)	1,951,000
Cash and cash equivalents at beginning of year	11,092,000	15,060,000	13,109,000

Cash and cash equivalents at end of year	$11,770,000	$11,092,000	$15,060,000

See “Notes to Consolidated Financial Statements” of
Xanser Corporation and Subsidiaries included in this report.

Schedule II
XANSER CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to	Charged to				Balance at
	Beginning of	Costs and	Other				End of
Descriptions	Period	Expenses	Accounts		Deductions		Period
Year Ended December 31, 2006:
For doubtful receivables classified as current assets(a)	$1,493	$1,836	$54		$(42	) (c)	$3,341

For deferred tax asset valuation allowance classified as non-current assets (a)	$21,126	$4,028	$—		$—		$25,154

Year Ended December 31, 2005:
For doubtful receivables classified as current assets(a)	$667	$1,050	$—		$(224	) (c)	$1,493

For deferred tax asset valuation allowance classified as non-current assets (a)	$16,835	$4,291	$—		$—		$21,126

Year Ended December 31, 2004:
For doubtful receivables classified as current assets(a)	$1,183	$285	$17	(b)	$(818	) (c)	$667

For deferred tax asset valuation allowance classified as non-current assets (a)	$16,246	$589	$—		$—		$16,835

Notes:

(a)	Allowance deducted from assets to which they apply.

(b)	Foreign currency translation adjustments.

(c)	Receivable write-offs and reclassifications, net of recoveries.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Xanser Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XANSER CORPORATION

By:	/s/ MICHAEL L. ROSE President
Date:	March 30, 2007
     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Xanser Corporation and in the capacities and on the date indicated.

Signature	Title	Date

Principal Executive Officer

/s/ JOHN R. BARNES	Chief Executive Officer Director	March 30, 2007

Principal Accounting Officer

/s/ HOWARD C. WADSWORTH	Senior Vice President, Treasurer	March 30, 2007
and Secretary

Directors

/s/ SANGWOO AHN	Director	March 30, 2007

/s/ CHARLES R. COX	Director	March 30, 2007

/s/ HANS KESSLER	Director	March 30, 2007