Form 10-Q
period 2007-03-31
XANSER CORP
filed 2007-05-10
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 001-05083

XANSER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1191271
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2435 North Central Expressway Suite 700 Richardson, Texas	75080
(Address of principal executive offices)	(Zip Code)
(972) 699-4000
(Registrant’s telephone number, including area code)
Not Applicable
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
(Check One):              ☐ Large Accelerated Filer               ☑ Accelerated Filer               ☐ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
There were 35,239,267 shares of the registrant’s common stock outstanding as of May 7, 2007.

XANSER CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$22,626	$23,937
Accounts receivable, trade (net of allowance for doubtful accounts of $3,438 and $3,341 as of March 31, 2007 and December 31, 2006, respectively)	59,977	59,323
Receivable from businesses distributed to common stockholders	1,448	1,445
Inventories:
Raw materials and supplies	12,320	12,633
Work-in-process	8,210	6,970
Finished goods	2,169	1,808
Prepaid and other current assets	4,649	5,046

Total current assets	111,399	111,162

Property and equipment	53,383	51,523
Less accumulated depreciation and amortization	26,722	25,554

Property and equipment, net	26,661	25,969

Goodwill	13,148	13,148
Other assets	6,640	6,018

Total assets	$157,848	$156,297

Liabilities and Stockholder’s Equity

Current liabilities:
Accounts payable	$14,482	$14,702
Accrued expenses and other current liabilities	23,353	22,425
Accrued income taxes	2,098	2,581
Bank overdraft	834	1,553
Current portion of long-term debt	5,703	787

Total current liabilities	46,470	42,048

Long-term debt, less current portion	43,590	48,721
Pension liability	3,047	3,042
Other liabilities	1,881	1,881

Stockholder’s equity:
Common stock, no par value; 60,000,000 shares authorized; 39,277,395 and 39,258,025 shares issued as of March 31, 2007 and December 31, 2006, respectively	4,561	4,558
Additional paid-in capital	124,885	124,884
Retained earnings (accumulated deficit)	(51,832)	(53,438)
Accumulated other comprehensive income	3,440	2,921
Treasury stock	(18,194)	(18,320)

Total stockholder’s equity	62,860	60,605

Total liabilities and stockholder’s equity	$157,848	$156,297

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Revenues	$68,445	$54,794

Costs and expenses:
Operating costs	45,123	35,626
Depreciation and amortization	1,071	885
Selling, general and administrative	19,151	17,278

Total costs and expenses	65,345	53,789

Operating income	3,100	1,005
Interest and other income, net	176	219
Interest expense	(852)	(557)

Income before income taxes	2,424	667
Income tax expense	(818)	(703)

Net income (loss)	$1,606	$(36)

Earnings per common share:
Basic	$0.05	$0.00
Diluted	$0.04	$0.00

Weighted-average number of common and common equivalent shares used in computing net income (loss) per common share:
Basic	35,201	34,426
Diluted	35,973	34,426
The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2007 (Unaudited) and Year Ended December 31, 2006
(in thousands, except share data)

						Accumulated
					Retained	Other
				Additional	Earnings	Comprehensive
	Common Shares		Common	Paid-In	(Accumulated	Income	Treasury
	Issued	Treasury	Stock	Capital	Deficit)	(Loss)	Stock	Total

Balance at January 1, 2006	38,805,695	4,398,012	$4,507	$124,481	$(50,565)	$(7,091)	$(20,028)	$51,304
Staff Accounting Bulletin No. 108 adjustments	—	—	—	—	997	—	—	997

Revised Balance at January 1, 2006	38,805,695	4,398,012	4,507	124,481	(49,568)	(7,091)	(20,028)	52,301
Net loss	—	—	—	—	(3,432)	—	—	(3,432)
Stock based compensation	452,330	(321,049)	51	403	—	—	1,708	2,162
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	2,750	—	2,750
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	2,129	—	2,129
Adjustment to previously provided tax exposures related to business distributed to common stockholders	—	—	—	—	(438)	—	—	(438)
Foreign currency translation adjustment	—	—	—	—	—	5,133	—	5,133

Balance at December 31, 2006	39,258,025	4,076,963	4,558	124,884	(53,438)	2,921	(18,320)	60,605
Net income	—	—	—	—	1,606	—	—	1,606
Stock-based compensation	19,370	(28,000)	3	1	—	—	126	130
Foreign currency translation adjustment	—	—	—	—	—	519	—	519

Balance at March 31, 2007	39,277,395	4,048,963	$4,561	$124,885	$(51,832)	$3,440	$(18,194)	$62,860

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Operating activities:
Net income (loss)	$1,606	$(36)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,071	885
Stock-based compensation expense	45	58
Provision for doubtful accounts	59	79
Deferred income taxes	(10)	(221)
Changes in operating assets and liabilities — net of business acquisition:
Accounts receivable	(713)	(500)
Inventories	(1,288)	(1,873)
Prepaid expenses and other current assets	397	(47)
Accounts payable, accrued expenses and other	(1,214)	812

Net cash used in operating activities	(47)	(843)

Investing activities:
Capital expenditures	(1,636)	(1,371)
Other, net	(316)	—

Net cash used in investing activities	(1,952)	(1,371)

Financing activities:
Borrowings	—	5,000
Payments on debt	(214)	(158)
Issuance of common stock	85	372
Increase in receivable from businesses distributed to common stockholders	(3)	(3)
Bank overdraft	719	—

Net cash provided by financing activities	587	5,211

Effect of exchange rate changes on cash	101	(454)

Increase (decrease) in cash and cash equivalents	(1,311)	2,543
Cash and cash equivalents at beginning of period	23,937	21,526

Cash and cash equivalents at end of period	$22,626	$24,069

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$1,606	$(36)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	519	871

Total other comprehensive income	519	871

Comprehensive income	$2,125	$835

The accompanying notes are an integral part of these financial statements.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
1. General and Summary of Significant Accounting Policies
The condensed consolidated interim financial statements include the accounts of Xanser Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On May 17, 2007, the shareholders will vote to ratify the Company’s name change from Xanser Corporation to Furmanite Corporation. With the effective shareholder ratification, the Company’s stock will trade on the New York Stock Exchange under the ticker symbol FRM instead of the current ticker symbol XNR. The Company’s website will also change from www.xanser.com to www.furmanite.com.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. During the fourth quarter of 2006, the receivable from businesses distributed to common stockholders was further reduced by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At March 31, 2007 and December 31, 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Change in Presentation
Certain prior year financial statement information related to the presentation of operating costs and expenses and general and administrative expenses have been reclassified to conform with the current presentation that was adopted by the Company for the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, general and administrative costs previously included in operating costs and expenses of $16.2 million in 2006 were reclassified into general and administrative costs for this Form 10-Q.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
Effect of Adopting New Accounting Pronouncements
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The Company has recorded $0.9 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. Approximately $0.2 million of unrecognized tax benefits relate to items that are affected by potentially expiring statute of limitations within the next 12 months. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits as part of the income tax provision.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for years 2003 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in 1992 and 2002 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded generally for years through 2000.
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, all domestic federal and state income taxes recorded for the three months ended March 31, 2007 and 2006 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three months ended March 31, 2007 and 2006 relates to the foreign operations of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.
SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. Pursuant to the provisions of SAB 108, the Company evaluated the effect of the dual approach method as of December 31, 2005 and compared its effect to the roll-over method that the Company historically used. The Company recorded the cumulative effect of adopting SAB 108 as an adjustment to the balance of retained earnings at January 1, 2006. The total adjustment of $1.0 million represents an increase to retained earnings of $0.4 million for foreign deferred tax credits not previously recognized, $0.5 million for a reduction in previously provided foreign tax contingencies and $0.1 million related to a gain on sale of assets, all of which relate to prior periods.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 in 2008 and is evaluating the potential impact on its consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 in 2008 and is evaluating the potential impact on its consolidated financial position, results of operations and cash flow.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
2. Earnings Per Share
Basic income per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted income per share assumes issuance of the net incremental shares from stock options and restricted stock when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding and income per share include the following (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2007	2006
Net income (loss)	$1,606	$(36)

Basic weighted-average common shares outstanding	35,201	34,426
Dilutive effect of common stock equivalents	772	—

Diluted weighted-average common shares outstanding	35,973	34,426

Income per share:
Basic	$0.05	$0.00
Dilutive	$0.04	$0.00
As a result of the net loss for the three months ended March 31, 2006, 1,387,773 stock options at a weighted average price of $2.49 were excluded from the computation of diluted earnings per share because the effects would be anti-dilutive. The Company’s 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three month ended March 31, 2007 and 2006, because the effects of assumed conversion would be anti-dilutive.
3. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Compensation and benefits	$9,166	$7,099
Asset and equipment costs of sales	1,397	1,197
Value added tax payable	1,619	1,563
Taxes other than income	1,364	1,251
Interest	367	477
Environmental liability	1,880	1,880
Other	7,560	8,958

	$23,353	$22,425

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
4. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings under $15,000 revolving bank facility (the “$15.0 million facility”)	15,000	15,000
8.75% convertible subordinated debentures due in 2008	5,000	5,000
Capital leases	1,703	1,918

Total long-term debt	49,293	49,508
Less current portion of long-term debt	5,703	787

	$43,590	$48,721

The interest rate for borrowings under the $50.0 million facility and $15.0 million facility was 6.4% and 5.9% at March 31, 2007, respectively.
Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate (5.9% at March 31, 2007) and are secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants with respect to the $50.0 million facility and is without recourse to the Parent Company. At March 31, 2007, the Company was in compliance with all covenants under the $15.0 million facility and there was no unused borrowing capacity under the $15.0 million facility.
The Company is subject to various financial and operational covenants associated with the $50.0 million facility, such as percentage of intangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate (6.4% at March 31, 2007) and have a commitment fee on the unused portion of the $50.0 million facility. The borrowings under the $50.0 million facility are without recourse to the Parent Company. At March 31, 2007, the Company was in compliance with all the covenants under the $50.0 million facility. Considering the outstanding borrowings and letters of credit at March 31, 2007, the Company had unused borrowing capacity of $6.8 million under the $50.0 million facility.
The Company’s 8.75% subordinated debentures are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. At March 31, 2007, no holders had converted their subordinated debentures into shares of the Company’s common stock. The Company’s sinking fund requirements on the subordinated debentures have been paid until their final maturity in 2008.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$159	$130
Interest cost	957	901
Expected return on plan assets	(1,099)	(974)
Amortization of prior service cost	(28)	(28)
Recognized net loss	204	177

Net periodic pension cost	$193	$206

Prior to the 2006 adoption of SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans, the Company recognized a pension liability for underfunded plans equal to the excess of the accumulated obligation over plan assets. A corresponding amount was recognized as either an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of accumulated other comprehensive income included in stockholders’ equity. The incremental effect of the Company’s adoption of SFAS No. 158 was recognition of a liability of $3.0 million, representing the excess projected obligation over fair value as of December 31, 2006. A deferred tax asset of $0.9 million was recognized, which together represents a $2.1 million accumulated other comprehensive income loss as of December 31, 2006.
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 7.4% overall, 8.5% for equities and 6.0% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.9 million for 2007.
6. Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted by the Company using the modified prospective method, which required the Company to recognized compensation expense on a prospective basis and not restate prior period financial statements. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had previously been included in pro-forma disclosures.
The Company has one share-based compensation plan, which allows for the issuance of stock options, restricted stock awards and stock appreciation rights. For the three months ended March 31, 2007 and 2006, the Company recognized total stock-based compensation of less than $0.1 million and $0.1 million, respectively, with no related tax benefit being realized due to the Company’s current domestic tax position related to net operating loss carryforwards. The Company uses authorized but unissued shares of common stock for stock option exercises and issuance of restricted stock pursuant to the Company’s share based compensation plan and treasury stock for issuances outside of the plan.

XANSER CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)
7. Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities are carried at amounts that reasonably approximate their fair values. The current values of the Company’s long-term debt and 8.75% subordinated debentures approximate their fair values based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The Company has no derivative financial instruments.
8. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at March 31, 2007 and December 31, 2006.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
9. Business Segment Data
Due to the insignificance of the government and other services segment, the Company is no longer presenting segment information. Previously, the Company showed two segments: technical services and government and other services. The technical services segment provided technical services to an international client base that included refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and drink processing facilities, power generation, and other flow process industries. Government and other services provided consulting services, hardware sales and other related information management and processing services to healthcare, governmental, insurance and financial institutions.
The following geographical area data includes revenues and operating income (loss) based on the location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three Months Ended March 31, 2007:
Revenues	$32,518	$28,927	$7,000	$68,445
Operating income (loss)	$(586)	$2,433	$1,253	$3,100

Three Months Ended March 31, 2006:
Revenues	$25,770	$23,803	$5,221	$54,794
Operating income (loss)	$(1,844)	$2,020	$829	$1,005

XANSER CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Xanser Corporation (the “Company”) included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
The Company conducts its principal businesses through subsidiaries in the technical services industry.
The Company’s technical services business, which is conducted through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), offers specialized technical services to an international base of clients located in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. This business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the division provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair.
On December 31, 2005, Furmanite entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., (collectively “Flowserve”), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States. GSG provided maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
Financial Overview
The Company’s net income for the first quarter of 2007 increased $1.6 million from the first quarter of 2006. This increase is partially due to the continued benefits received from the Company’s GSG acquisition in December 2005 along with continued economic growth, especially in the oil and gas sector. The Company’s diluted earnings per share for the first quarter of 2007 was $0.04 as compared to $0.00 for the first quarter of 2006. Revenues increased 25% from $54.8 million for the first quarter of 2006 to $68.4 million for the first quarter of 2007.

XANSER CORPORATION AND SUBSIDIARIES
Results of Operations

	For the Three Months
	Ended March 31,
	2007	2006
	(in thousands, except per share data)
Revenues	$68,445	$54,794
Costs and expenses:
Operating costs	45,123	35,626
Selling, general and administrative	19,151	17,278
Depreciation and amortization	1,071	885

Total costs and expenses	65,345	53,789
Operating income	3,100	1,005
Interest income	176	219
Interest expense	(852)	(557)

Income before income taxes	2,424	667
Income tax expense	(818)	(703)

Net income (loss)	$1,606	$(36)

Earnings per share:
Basic	$0.05	$0.00
Diluted	$0.04	$0.00
Revenues
For the three months ended March 31, 2007, consolidated revenues increased by $13.7 million, or 25%, when compared to the same 2006 period. The $13.7 million increase in revenues consists of a $6.7 million increase from the United States, a $5.1 million increase from Europe and a $1.8 million increase in Asia-Pacific. These overall increases are attributable to the service lines of the Company such as underpressure services, turnaround services and other services. The United States increase in revenue is due to hot tapping, onsite machining, bolting and safety valve repair. The increase in Europe is attributable to increases in composite repair, onsite machining, heat exchanger repair and valve repair. The Asia-Pacific increase is comprised of onsite machining and bolting. Also, the favorable currency exchange rates from Europe and Asia-Pacific between years accounted for $2.8 million and $0.4 million, respectively, of the increase in revenues from 2006 to 2007.
Operating Costs
Operating costs increased 28% from $35.6 million in the first quarter of 2006 to $45.1 million in the first quarter of 2007. The $9.5 million increase in operating costs was attributable to a $4.8 million increase in the United States, a $3.6 million increase in Europe and a $1.1 million increase in Asia-Pacific due to an overall increase in labor costs and benefits; supplies and materials; equipment repairs and maintenance; and vehicle costs which correlate to the increase in revenues discussed above. The increase in Europe was from an increase in labor and benefits; supplies and materials; and equipment repairs and maintenance. The increase in the United States was due to increased labor and benefit costs as well as materials and supplies. The increase in operating costs for Asia-Pacific was due to labor and benefit costs. Currency exchange rate differences from Europe and Asia-Pacific accounted for $1.9 million and $0.2 million, respectively, of the increase in operating costs from 2006 to 2007.
Selling, General and Administrative
Selling, general and administrative expenses increased 11% from $17.3 million in the first quarter of 2006 to $19.2 million in the first quarter of 2007. The increase is due to a combined $1.1 million increase in Europe, $0.6 million increase in the United States and $0.2 million increase in Asia-Pacific attributable to an overall increase in labor costs and benefits as well as legal costs in 2006 and 2007. The major increase in selling, general and administrative costs in Europe and Asia-Pacific was attributable to labor and benefits. The United States contributed to the increase in

XANSER CORPORATION AND SUBSIDIARIES
selling, general and administrative costs from labor and benefits and legal costs. The increase in selling, general and administrative costs from 2006 to 2007 is also due to the effect of the currency exchange rates which amounted to $0.7 million and $0.1 million from Europe and Asia-Pacific, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million from the first quarter of 2006 to the first quarter of 2007. This increase is due to the depreciation and amortization related to the $7.2 million of capital expenditures from 2006 and to a lesser degree the $1.6 million capital expenditures placed in service during 2007.
Interest Expense
For the three months ended March 31, 2007, consolidated interest expense increased by $0.3 million, or 53%, when compared to the same 2006 period. The increase in interest expense is due in part to the combined $12.5 million draw on $50.0 million facility and $15.0 million facility for working capital requirements from March 2006 to March 2007. Additionally, the increase is due to a slight increase in interest rates from March 31, 2006 to March 31, 2007.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, all domestic federal and state income taxes recorded for the three months ended March 31, 2007 and 2006 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three months ended March 31, 2007 and 2006 relates to the foreign operations of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions.
As part of the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), the Company has elected to include interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits as part of the income tax provision.
Liquidity and Capital Resources
Net cash used in operating activities was less than $0.1 million for the three months ended March 31, 2007 as compared to $0.8 million for the three months ended March 31, 2006. The change in net cash used in operating activities was due primarily to a net income of $1.6 million for 2007 compared to a net loss of less than $0.1 million in 2006. For 2007, inventory increased by $1.3 million, prepaid expenses and other current assets decreased by $0.4 million and accounts payable, accrued expenses and other decreased by $1.2 million, as compared to 2006 when inventory increased by $1.9 million, prepaid expenses and other current assets increased by less than $0.1 million and accounts payable, accrued expenses and other increased by $0.8 million.
Net cash used in investing activities totaled $2.0 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. The increase in cash used is primarily due to the increase in capital expenditures from 2006 to 2007.
Capital expenditures were $1.6 million and $1.4 million for the three months ended March 31, 2007 and 2006, respectively. Consolidated capital expenditures for the year 2007 have been budgeted at $3.0 million to $5.0 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as local, state and federal government regulation. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2007 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.

XANSER CORPORATION AND SUBSIDIARIES
Net cash provided by financing activities was $0.6 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. The Company had debt payments of $0.2 million in 2007 related to the capital leases and net borrowings of $4.8 million in 2006 due to the working capital needs of the operations acquired in the GSG acquisition. Additionally, the Company received $0.1 million and $0.4 million in 2007 and 2006, respectively, for common stock issued upon the exercise of options. These items were offset in 2007 by a $0.7 million decrease in the bank overdraft.
At March 31, 2007, $27.6 million was outstanding under the $50.0 million facility and bears interest at a rate of 6.4%. The $50.0 million facility and $15.0 million facility provide working capital for the Company and are without recourse to the Parent Company. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate. The $50.0 million facility includes a commitment fee on the unused portion of the facility and contains certain financial and operational covenants, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the agreements, and cash flow to fixed charges and capital expenditures. At March 31, 2007, the Company was in compliance with all covenants. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of Furmanite.
At March 31, 2007, $15.0 million was outstanding under the $15.0 million facility which bears interest at a rate of 5.9%. The $15.0 million facility has the same financial and operational covenants with respect to the $50.0 million facility and is without recourse to the Parent Company. At March 31, 2007, the Company was in compliance with all covenants under the $15.0 million facility.
The Parent Company’s $5.0 million 8.75% subordinated debentures outstanding at March 31, 2007 are convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $5.26 per share. These subordinated debentures mature in January 2008 and interest payments are due semi-annually in July and January. At March 31, 2007, no holders had converted subordinated debentures into shares of the Company’s common stock.
The Company has recorded $0.9 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. Approximately $0.2 million of unrecognized tax benefits related to items that are affected by potentially expiring statute of limitations within the next 12 months.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. During the fourth quarter of 2006, the receivable from businesses distributed to common stockholders was further reduced by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At March 31, 2007 and December 31, 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

XANSER CORPORATION AND SUBSIDIARIES
The Company does not anticipate paying any dividends as it believes investing those dollars back into the Company will provide a better long-term return to shareholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the $50.0 million facility will be sufficient for the conversion of the subordinated debentures due January 2008 and to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in the Notes to the Consolidated Financial Statements presented under Item 1.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies pertain to revenue recognition, allowance for doubtful accounts, the impairment of goodwill and income taxes. Critical accounting policies are discussed regularly, at least quarterly, with the Company’s Audit Committee.
At March 31, 2007, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109, Accounting for Income Taxes, the Company has recorded a non-cash valuation allowance of $25.2 million with respect to the Company’s federal and state net deferred tax assets. The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operations of the Company.
New Accounting Pronouncement
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The Company has recorded $0.9 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. Approximately $0.2 million of unrecognized tax benefits related to items that are affected by potentially expiring statute of limitations within the next 12 months. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits as part of the income tax provision.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for year 2003 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in 1992 and 2002 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded generally for years through 2000.
In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide

XANSER CORPORATION AND SUBSIDIARIES
consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.
SAB 108 establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company’s financial statements and the related financial statement disclosures. This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. Pursuant to the provisions of SAB 108, the Company evaluated the effect of the dual approach method as of December 31, 2005 and compared its effect to the roll-over method that the Company historically used. The Company recorded the cumulative effect of adopting SAB 108 as an adjustment to the balance of retained earnings at January 1, 2006. The total adjustment of $1.0 million represents an increase to retained earnings of $0.4 million for foreign deferred tax credits not previously recognized, $0.5 million for a reduction in previously provided foreign tax contingencies and $0.1 million related to a gain on sale of assets, all of which relate to prior periods.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 157 in 2008 and is evaluating the potential impact on its consolidated financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This standard is effective for fiscal years beginning after November 15, 2007. The Company will adopt SFAS No. 159 in 2008 and is evaluating the potential impact on its consolidated financial position, results of operations and cash flow.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at March 31, 2007, or for the three months ended March 31, 2007.

XANSER CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $42.6 million at March 31, 2007, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Belgium, China, France, Germany, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom. There have been no significant changes in foreign currency market risks since December 31, 2006.
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer, after evaluating, as of March 31, 2007, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

XANSER CORPORATION AND SUBSIDIARIES
Part II — Other Information
Item 1. Legal Proceedings
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
Item 1A. Risk Factors
There have been no material changes to the risk factors presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	By-laws of the Registrant, as amended and restated September 14, 2006, filed as Exhibit 3.8 to Registrant’s Form 10-K for the year ended December 31, 2006, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.2	Indenture between Moran Energy Inc. (“Moran”) and First City National Bank of Houston (“First City”), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran’s Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.3	First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.2 above, filed as

XANSER CORPORATION AND SUBSIDIARIES
Exhibit 4.7 of the Registrant’s Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 10, 2007.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XANSER CORPORATION (Registrant)
/s/ HOWARD C. WADSWORTH
Howard C. Wadsworth
Sr. Vice President, Treasurer and Secretary (Duly Authorized Officer)

Date: May 10, 2007