Form 10-Q
period 2007-06-30
FURMANITE CORP
filed 2007-08-09
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-05083

FURMANITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	74-1191271
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

2435 North Central Expressway
Suite 700
Richardson, Texas	75080
(Address of principal executive offices)	(Zip Code)
(972) 699-4000
(Registrant’s telephone number, including area code)
Xanser Corporation
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
☐ Large Accelerated Filer       ☑Accelerated Filer       ☐ Non-Accelerated Filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
There were 35,556,399 shares of the registrant’s common stock outstanding as of July 31, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

		Page
		Number
PART I.	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	6

	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2007 and 2006 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	Other Information	23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 6.	Exhibits	24
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$24,778	$23,937
Accounts receivable, trade (net of allowance for doubtful accounts of $3,530 and $3,341 as of June 30, 2007 and December 31, 2006, respectively)	60,647	59,325
Receivable from businesses distributed to common stockholders	1,443	1,443

Inventories:
Raw materials and supplies	12,729	12,633
Work-in-process	8,312	6,970
Finished goods	2,100	1,808

Prepaid and other current assets	4,295	5,046

Total current assets	114,304	111,162

Property and equipment	56,732	51,523
Less accumulated depreciation and amortization	28,339	25,554

Property and equipment, net	28,393	25,969

Goodwill	13,148	13,148
Other assets	6,986	6,018

Total assets	$162,831	$156,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,335	$14,702
Accrued expenses and other current liabilities	23,237	22,425
Accrued income taxes	2,283	2,581
Bank overdraft	333	1,553
Current portion of long-term debt	4,138	787

Total current liabilities	45,326	42,048

Long-term debt, less current portion	43,452	48,721
Pension liability	3,118	3,042
Other liabilities	1,881	1,881

Stockholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 39,572,644 and 39,258,025 shares issued as of June 30, 2007 and December 31, 2006, respectively	4,597	4,558
Additional paid-in capital	126,535	124,884
Retained earnings (accumulated deficit)	(47,980)	(53,438)
Accumulated other comprehensive income	4,096	2,921
Treasury stock	(18,194)	(18,320)

Total stockholders’ equity	69,054	60,605

Total liabilities and stockholders’ equity	$162,831	$156,297

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Revenues	$74,723	$64,544	$143,168	$119,338

Costs and expenses:
Operating costs	49,563	41,380	94,686	77,006
Depreciation and amortization	1,049	968	2,120	1,853
Selling, general and administrative	18,240	19,835	37,391	37,113

Total costs and expenses	68,852	62,183	134,197	115,972

Operating income	5,871	2,361	8,971	3,366

Interest and other income, net	200	193	376	412
Interest expense	(935)	(469)	(1,787)	(1,026)

Income before income taxes	5,136	2,085	7,560	2,752
Income tax expense	(1,284)	(1,329)	(2,102)	(2,032)

Net income	$3,852	$756	$5,458	$720

Earnings per common share:
Basic	$0.11	$0.02	$0.15	$0.02
Diluted	$0.11	$0.02	$0.15	$0.02

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	35,306	34,725	35,254	34,591
Diluted	35,808	35,253	35,716	35,182
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2007 (Unaudited) and Year Ended December 31, 2006
(in thousands, except share data)

					Retained	Accumulated
				Additional	Earnings	Other
	Common Shares		Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit)	Income (Loss)	Stock	Total

Balance at January 1, 2006	38,805,695	4,398,012	$4,507	$124,481	$(50,565)	$(7,091)	$(20,028)	$51,304
Staff Accounting Bulletin No. 108 adjustments	—	—	—	—	997	—	—	997

Revised Balance at January 1, 2006	38,805,695	4,398,012	4,507	124,481	(49,568)	(7,091)	(20,028)	52,301
Net loss	—	—	—	—	(3,432)	—	—	(3,432)
Stock based compensation	452,330	(321,049)	51	403	—	—	1,708	2,162
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	2,750	—	2,750
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	2,129	—	2,129
Adjustment to previously provided tax exposures related to business distributed to common stockholders	—	—	—	—	(438)	—	—	(438)
Foreign currency translation adjustment	—	—	—	—	—	5,133	—	5,133

Balance at December 31, 2006	39,258,025	4,076,963	4,558	124,884	(53,438)	2,921	(18,320)	60,605
Net income	—	—	—	—	5,458	—	—	5,458
Stock-based compensation	33,132	(28,000)	5	204	—	—	126	335
Conversion of convertible debentures to common stock	281,487	—	34	1,447	—	—	—	1,481
Foreign currency translation adjustment	—	—	—	—	—	1,175	—	1,175

Balance at June 30, 2007	39,572,644	4,048,963	$4,597	$126,535	$(47,980)	$4,096	$(18,194)	$69,054

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Operating activities:
Net income	$5,458	$720
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	2,120	1,853
Stock-based compensation expense	101	122
Provision for doubtful accounts	161	1,379
Deferred income taxes	(272)	(402)
Changes in operating assets and liabilities – net of business acquisition:
Accounts receivable	(1,483)	(10,866)
Inventories	(1,730)	(2,442)
Prepaid expenses and other current assets	751	532
Accounts payable, accrued expenses and other	1,146	2,640

Net cash provided by (used in) operating activities	6,252	(6,464)

Investing activities:
Capital expenditures	(4,189)	(2,852)
Other, net	121	694

Net cash used in investing activities	(4,068)	(2,158)

Financing activities:
Borrowings	—	18,000
Payments on debt	(636)	(8,511)
Issuance of common stock	234	780
Bank overdraft	(1,220)	—

Net cash (used in) provided by financing activities	(1,622)	10,269

Effect of exchange rate changes on cash	279	339

Increase in cash and cash equivalents	841	1,986
Cash and cash equivalents at beginning of period	23,937	21,526

Cash and cash equivalents at end of period	$24,778	$23,512

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$3,852	$756	$5,458	$720
Other comprehensive income:
Foreign currency translation adjustments, net of tax	656	486	1,175	1,357

Total other comprehensive income	656	486	1,175	1,357

Comprehensive income	$4,508	$1,242	$6,633	$2,077

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
1. General and Summary of Significant Accounting Policies
On May 17, 2007, Xanser Corporation changed the company’s name to Furmanite Corporation after the company’s shareholders ratified the name change at the annual shareholder meeting. The company’s shares began trading on the New York Stock Exchange under the ticker symbol FRM, effective May 18, 2007, instead of the ticker symbol XNR. The Company’s website also changed from www.xanser.com to www.furmanite.com.
The condensed consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with interim financial statements and do not include all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. During the fourth quarter of 2006, the receivable from businesses distributed to common stockholders was further reduced by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At June 30, 2007 and December 31, 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Change in Presentation
Certain prior year financial statement information related to the presentation of operating costs and expenses and general and administrative expenses have been reclassified to conform with the current presentation that was adopted by the Company for the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, general and administrative costs previously included in operating costs and expenses of $18.7 million

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
and $35.0 million for the three and six months ended June 30, 2006, respectively, were reclassified into general and administrative costs for this Form 10-Q.
Effect of Adopting New Accounting Pronouncements
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. As of January 1, 2007, the Company had recorded $0.9 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. Approximately $0.2 million of unrecognized tax benefits relate to items that are affected by potentially expiring statutes of limitations within the next 12 months. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits as part of the income tax provision.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for years 2003 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in 1991, 1992 and 2002 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded generally for years through 2000.
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, all domestic federal and state income taxes recorded for the six months ended June 30, 2007 and 2006 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the six months ended June 30, 2007 and 2006 consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not consistent when comparing periods due to the changing income tax mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance was required, the Company primarily considered such factors as the history of operating losses and the nature of our deferred tax assets.
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income	$3,852	$756	$5,458	$720

Basic weighted-average common shares outstanding	35,306	34,725	35,254	34,591
Dilutive effect of common stock equivalents	502	528	462	591

Diluted weighted-average common shares outstanding	35,808	35,253	35,716	35,182

Income per share:
Basic	$0.11	$0.02	$0.15	$0.02
Dilutive	$0.11	$0.02	$0.15	$0.02
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 and 2006, because the effects of assumed conversion would be anti-dilutive. Also, 65,000 outstanding options were excluded from the three and six months ended June 30, 2007 computation of diluted earnings per share due to anti-dilution.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
3. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Compensation and benefits	$8,742	$7,099
Asset and equipment costs of sales	1,576	1,197
Value added tax payable	2,203	1,563
Taxes other than income	1,593	1,251
Interest	520	477
Other	8,603	10,838

	$23,237	$22,425

4. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings under $15,000 revolving bank facility (the “$15.0 million facility”)	15,000	15,000
8.75% convertible subordinated debentures due in 2008	3,519	5,000
Capital leases	1,481	1,918

Total long-term debt	47,590	49,508
Less current portion of long-term debt	4,138	787

	$43,452	$48,721

The interest rate for borrowings under the $50.0 million facility and $15.0 million facility was 6.4% and 5.9%, respectively, at June 30, 2007.
Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate (5.9% at June 30, 2007) and are secured by a letter of credit under the $50.0 million facility. The $15.0 million facility contains the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At June 30, 2007, the Company was in compliance with all covenants under the $15.0 million facility and there was no unused borrowing capacity under the $15.0 million facility.
The Company is subject to various financial and operational covenants associated with the $50.0 million facility, such as percentage of intangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate (6.4% at June 30, 2007) and have a commitment fee on the unused portion of the $50.0 million facility. The borrowings under the $50.0 million facility are without recourse to the Parent Company. At June 30, 2007, the Company was in compliance with all the covenants under the $50.0 million facility. Considering the outstanding borrowings and letters of credit at June 30, 2007, the Company had unused borrowing capacity of $6.8 million under the $50.0 million facility.
The Company’s 8.75% subordinated debentures are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. During the quarter ended June 30, 2007, $1.5 million subordinated debentures were converted into 281,487 shares of the Company’s common stock. The Company’s sinking fund requirements on the subordinated debentures have been paid until their final maturity in 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Service costs	$159	$126	$318	$256
Interest costs	957	875	1,914	1,776
Expected return on plan assets	(1,099)	(946)	(2,198)	(1,920)
Amortization of prior service cost	(28)	(26)	(56)	(54)
Recognized net loss	204	173	408	350

Net periodic pension cost	$193	$202	$386	$408

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
6. Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted by the Company using the modified prospective method, which required the Company to recognize compensation expense on a prospective basis and not restate prior period financial statements. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had previously been included in pro-forma disclosures.
The Company has one share-based compensation plan, which allows for the issuance of stock options, restricted stock awards and stock appreciation rights. For the six months ended June 30, 2007 and 2006, the Company recognized total stock-based compensation of $0.1 million with no related tax benefit being realized due to the Company’s current domestic tax position related to net operating loss carryforwards. The Company uses authorized but unissued shares of common stock for stock option exercises and issuance of restricted stock pursuant to the Company’s share based compensation plan and treasury stock for issuances outside of the plan.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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
8. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at June 30, 2007 and December 31, 2006.
A subsidiary of the Company is involved in a dispute with a customer in connection with an indemnification claim arising from an enforcement action between the customer and a governmental regulatory agency. In July 2007, the customer initiated legal action against the subsidiary of the Company alleging that the subsidiary of the Company and one of its former employees, who performed data services at one of the customer’s facilities, failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. The customer’s complaint seeks damages in an amount that the subsidiary of the Company believes represents the total amount of the civil settlement with the governmental regulatory agency, which relates to three facilities owned by the customer, of which the subsidiary only worked in a small defined area of one of them. The subsidiary of the Company believes that it provided the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility and will vigorously defend against the customer’s claims. Since the legal action has only been recently filed and formal discovery has not begun, the Company cannot make an assessment of the probable outcome of the litigation or determine the extent, if any, of any potential uninsured liability or damage.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)
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
The following geographical area data includes revenues by major service line and operating income (loss) based on the location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three Months Ended June 30, 2007:
Under pressure services	$13,294	$7,550	$2,244	$23,088
Turnaround services	13,309	22,236	4,801	40,346
Other services	6,134	4,612	543	11,289

Total revenues	$32,737	$34,398	$7,588	$74,723

Operating income (loss)	$(247)	$4,644	$1,474	$5,871

Three Months Ended June 30, 2006:
Under pressure services	$10,711	$7,302	$1,391	$19,404
Turnaround services	11,150	17,234	3,585	31,969
Other services	6,993	5,735	443	13,171

Total revenues	$28,854	$30,271	$5,419	$64,544

Operating income (loss)	$(3,521)	$4,777	$1,105	$2,361

Six Months Ended June 30, 2007:
Under pressure services	$24,485	$15,648	$3,972	$44,105
Turnaround services	28,612	38,187	9,563	76,362
Other services	12,158	9,490	1,053	22,701

Total revenues	$65,255	$63,325	$14,588	$143,168

Operating income (loss)	$(833)	$7,077	$2,727	$8,971

Six Months Ended June 30, 2006:
Under pressure services	$20,403	$14,682	$2,818	$37,903
Turnaround services	20,854	29,096	6,628	56,578
Other services	13,367	10,296	1,194	24,857

Total revenues	$54,624	$54,074	$10,640	$119,338

Operating income (loss)	$(5,365)	$6,797	$1,934	$3,366

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On May 17, 2007, Xanser Corporation changed the company’s name to Furmanite Corporation after the company’s shareholders ratified the name change at the annual shareholder meeting. The company’s shares began trading on the New York Stock Exchange under the ticker symbol FRM, effective May 18, 2007, instead of the ticker symbol XNR. The Company’s website also changed from www.xanser.com to www.furmanite.com.
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of Furmanite Corporation (the “Company”) included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
The Company conducts its principal business through subsidiaries in the technical services industry.
The Company’s technical services business, which is conducted through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), offers specialized technical services to an international base of clients located in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific. This business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the business provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair.
On December 31, 2005, Furmanite entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V., (collectively, “Flowserve”)), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States. GSG provided maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
Financial Overview
The Company’s net income for the six months ended June 30, 2007 increased $4.7 million from the six months ended June 30, 2006. For the quarter ended June 30, 2007, net income increased $3.1 million as compared to 2006. This increase is partially due to the continued benefits received from the Company’s GSG acquisition in December 2005 along with continued economic growth, especially in the oil and gas sector. The Company’s diluted earnings per share for the six months ended June 30, 2007 was $0.15 as compared to $0.02 for the six months ended June 30, 2006. The second quarter diluted earnings per share was $0.11 in 2007 as compared to $0.02 in 2006. Revenues increased 20% from $119.3 million for the first six months of 2006 to $143.2 million for the first six months of 2007 and 16% from $64.5 million in the second quarter of 2006 to $74.7 million in 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

	(in thousands, except per share data)
Revenues	$74,723	$64,544	$143,168	$119,338

Costs and expenses:
Operating costs	49,563	41,380	94,686	77,006
Depreciation and amortization	1,049	968	2,120	1,853
Selling, general and administrative	18,240	19,835	37,391	37,113

Total costs and expenses	68,852	62,183	134,197	115,972

Operating income	5,871	2,361	8,971	3,366

Interest and other income, net	200	193	376	412
Interest expense	(935)	(469)	(1,787)	(1,026)

Income before income taxes	5,136	2,085	7,560	2,752
Income tax expense	(1,284)	(1,329)	(2,102)	(2,032)

Net income	$3,852	$756	$5,458	$720

Earnings per share:
Basic	$0.11	$0.02	$0.15	$0.02
Diluted	$0.11	$0.02	$0.15	$0.02
Revenues
For the second quarter of 2007, consolidated revenues increased by $10.2 million, or 16%, when compared to the same 2006 period. The $10.2 million increase in revenues consists of a $3.9 million increase from the United States, a $4.1 million increase from Europe and a $2.2 million increase in Asia-Pacific. These overall increases are attributable to the service lines of the Company such as underpressure services and turnaround services. The United States increase in revenue is due to onsite machining and leak sealing. The increase in Europe is attributable to increases in onsite machining, heat exchanger repair and valve repair. The Asia-Pacific increase is comprised of onsite machining and hot tapping. Also, the favorable currency exchange rates from Europe and Asia-Pacific between the second quarter of 2006 and 2007 accounted for $2.2 million and $0.6 million, respectively, of the increase in revenues from 2006 to 2007.
For the six months ended June 30, 2007, consolidated revenues increased by $23.8 million, or 20%, when compared to the six months ended June 30, 2006. The $23.8 million increase in revenues consists of a $10.6 million increase from the United States, a $9.3 million increase from Europe and a $3.9 million increase in Asia-Pacific. These overall increases are attributable to the service lines of the Company such as underpressure services and turnaround services. The United States increase in revenue is due to hot tapping, leak sealing, onsite machining, bolting and heat exchanger repair. The increase in Europe is attributable to increases in onsite machining, heat exchanger repair and valve repair. The Asia-Pacific increase is comprised of onsite machining, bolting and hot tapping. Also, the favorable currency exchange rates from Europe and Asia-Pacific between years accounted for $5.0 million and $1.0 million, respectively, of the increase in revenues from 2006 to 2007.
Operating Costs
Operating costs increased 20% from $41.4 million in the second quarter of 2006 to $49.6 million in the second quarter of 2007. The $8.2 million increase in operating costs was attributable to a $3.2 million increase in the United States, a $3.5 million increase in Europe and a $1.5 million increase in Asia-Pacific due to an overall increase in

FURMANITE CORPORATION AND SUBSIDIARIES
labor costs and benefits; supplies and materials; equipment repairs and maintenance; and vehicle costs which correlate with the increase in revenues discussed above. The increase in Europe was from an increase in labor and benefits. The increase in the United States was due to increased labor and benefit costs, materials and supplies and vehicle costs. The increase in operating costs for Asia-Pacific was due to labor and benefit costs and supplies and materials. Currency exchange rate differences from Europe and Asia-Pacific accounted for $1.4 million and $0.4 million, respectively, of the increase in operating costs from 2006 to 2007.
Operating costs increased 23% from $77.0 million for the six months ended June 30, 2006 to $94.7 million for the six months ended June 30, 2007. The $17.7 million increase in operating costs was attributable to an $8.0 million increase in the United States, a $7.1 million increase in Europe and a $2.6 million increase in Asia-Pacific due to an overall increase in labor costs and benefits; supplies and materials; and vehicle costs which correlate to the increase in revenues discussed above. The increase in the United States was due to increased labor and benefit costs, materials and supplies and vehicle costs. The increase in Europe was from an increase in labor and benefits; supplies and materials; and equipment repairs and maintenance. The increase in operating costs for Asia-Pacific was due to labor and benefit costs. Currency exchange rate differences from Europe and Asia-Pacific accounted for $3.3 million and $0.6 million, respectively, of the increase in operating costs from 2006 to 2007.
Selling, General and Administrative
Selling, general and administrative expenses decreased 8% from $19.8 million in the second quarter of 2006 to $18.2 million in the second quarter of 2007. The $1.6 million decrease is due to a combined $0.8 million increase in Europe, $0.5 million of which is due to the effect of the currency exchange rates, and $0.3 million increase in Asia-Pacific, $0.1 million of which is due to the effect of the currency exchange rates, offset by a $2.7 million decrease in the United States. The major increase in selling, general and administrative costs in Europe was attributable to labor and benefits and professional services. The increase in Asia-Pacific was attributable to labor and benefits. The United States decrease in selling, general and administrative costs was due to a decrease in bad debt expenses and a reduction in workforce in the government related business along with a legal settlement award received in the second quarter of 2007. These decreases were partially offset by an increase in labor and benefits, rent and insurance for the Furmanite operations. The increase in labor and benefits supports the increase in quarterly revenues as discussed above.
Selling, general and administrative expenses remained relatively flat with a 1% increase from $37.1 million for the six months ended June 30, 2006 to $37.4 million for the six months ended June 30, 2007. The increase is due to a combined $1.9 million increase in Europe, $1.1 million of which is due to the effect of the currency exchange rates, and $0.6 million increase in Asia-Pacific, $0.2 million of which is due to the effect of the currency exchange rates, with a $2.2 million decrease in the United States. The major increase in selling, general and administrative costs in Europe was attributable to labor and benefits and professional services. The increase in Asia-Pacific was attributable to labor and benefits. The United States contributed a decrease in selling, general and administrative costs due to a decrease in bad debt reserves and a reduction in workforce in the government related business along with a legal settlement award received in the second quarter of 2007. This decrease was somewhat offset by an increase in labor and benefits, rent, insurance, telephone costs and professional services such as accounting services for the Furmanite operations. The increase in labor and benefits supports the increase in yearly revenue as discussed above.
Depreciation and Amortization
Depreciation and amortization expense increased $0.1 million and $0.3 million from the second quarter and first six months of 2007 as compared to 2006, respectively, due to the depreciation and amortization related to the $7.2 million of capital expenditures in 2006 and to a lesser degree the $4.2 million capital expenditures placed in service during 2007.
Interest Expense
For the three and six months ended June 30, 2007, consolidated interest expense increased by $0.5 million and $0.8 million, respectively, when compared to the same 2006 periods. The increase in interest expense is due to the additional borrowings for working capital requirements in 2006 combined with the slight increase in interest rates from 2006 to 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, all domestic federal and state income taxes recorded for the three and six months ended June 30, 2007 and 2006 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three and six months ended June 30, 2007 and 2006 relates consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not consistent when comparing periods due to the changing income tax mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance was required, the Company primarily considered such factors as the history of operating losses and the nature of our deferred tax assets.
As part of the adoption of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), the Company has elected to include interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits as part of the income tax provision.
Liquidity and Capital Resources
Net cash provided by operating activities was $6.3 million for the six months ended June 30, 2007 as compared to net cash used of $6.5 million for the six months ended June 30, 2006. The change in net cash from operating activities was due primarily to an increase in net income of $4.7 million and a decrease of $1.2 million in the provision for doubtful accounts between 2007 and 2006 combined with a $1.5 million increase in accounts receivable in 2007 as compared to a $10.9 million increase in 2006. Also, for 2007, inventory increased by $1.7 million, prepaid expenses and other current assets decreased by $0.8 million while accounts payable, accrued expenses and other decreased by $1.1 million, as compared to 2006 when inventory increased by $2.4 million, prepaid expenses and other current assets decreased by $0.5 million and accounts payable, accrued expenses and other decreased by $2.6 million.
Net cash used in investing activities totaled $4.1 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively. The increase in cash used is primarily due to the increase in capital expenditures from 2006 to 2007.
Capital expenditures were $4.2 million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively. Consolidated capital expenditures for the year 2007 have been budgeted at $5.0 million to $7.0 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as local, state and federal government regulation. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2007 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $1.6 million as compared to net cash provided of $10.3 million for the six months ended June 30, 2007 and 2006, respectively. The Company had debt payments of $0.6 million in 2007 related to the capital leases and net borrowings of $9.5 million in 2006 due to the working capital needs of the operations acquired in the GSG acquisition. Additionally, the Company received $0.2 million and $0.8 million in 2007 and 2006, respectively, for common stock issued upon the exercise of options. These items were offset in 2007 by a $1.2 million decrease in the bank overdraft.
At June 30, 2007, $27.6 million was outstanding under the $50.0 million facility and bears interest at a rate of 6.4%.

FURMANITE CORPORATION AND SUBSIDIARIES
The $50.0 million facility and $15.0 million facility provide working capital for the Company and are without recourse to Furmanite Corporation (the “Parent Company”). Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate. The $50.0 million facility includes a commitment fee on the unused portion of the facility and contains certain financial and operational covenants, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the agreements, and cash flow to fixed charges and capital expenditures. At June 30, 2007, the Company was in compliance with all covenants. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of Furmanite.
At June 30, 2007, $15.0 million was outstanding under the $15.0 million facility which bears interest at a rate of 5.9% based on either LIBOR or prime rate at the option of the borrower. The $15.0 million facility contains the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At June 30, 2007, the Company was in compliance with all covenants under the $15.0 million facility.
The Parent Company’s $3.5 million 8.75% subordinated debentures outstanding at June 30, 2007 are convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $5.26 per share. These subordinated debentures mature in January 2008 and interest payments are due semi-annually in July and January. As of June 30, 2007, $1.5 million subordinated debentures had been converted into 281,487 shares of the Company’s common stock.
The Company recorded $1.0 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. Approximately $0.2 million of unrecognized tax benefits related to items that are affected by potentially expiring statutes of limitations within the next 12 months.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. During the fourth quarter of 2006, the receivable from businesses distributed to common stockholders was further reduced by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At June 30, 2007 and December 31, 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes that investing those dollars back into the Company will provide a better long-term return to shareholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the $50.0 million facility will be sufficient for the conversion of the subordinated debentures due January 2008 and to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.

FURMANITE CORPORATION AND SUBSIDIARIES
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
At June 30, 2007, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109, Accounting for Income Taxes, the Company has recorded a non-cash valuation allowance of $25.4 million with respect to the Company’s federal and state net deferred tax assets. The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operations of the Company.
New Accounting Pronouncements
The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109), on January 1, 2007. As of January 1, 2007, the Company had recorded $0.9 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. Approximately $0.2 million of unrecognized tax benefits related to items that are affected by potentially expiring statutes of limitations within the next 12 months. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits as part of the income tax provision.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for year 2003 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in 1991, 1992 and 2002 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded generally for years through 2000.
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

FURMANITE CORPORATION AND SUBSIDIARIES
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
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at June 30, 2007, or for the six months ended June 30, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $42.6 million at June 30, 2007, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer, after evaluating, as of June 30, 2007, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended June 30, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

FURMANITE CORPORATION AND SUBSIDIARIES
Part II — Other Information
Item 1. Legal Proceedings
A subsidiary of the Company is involved in a dispute with a customer in connection with an indemnification claim arising from an enforcement action between the customer and a governmental regulatory agency. In July 2007, the customer initiated legal action against the subsidiary of the Company alleging that the subsidiary of the Company and one of its former employees, who performed data services at one of the customer’s facilities, failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. The customer’s complaint seeks damages in an amount that the subsidiary of the Company believes represents the total amount of the civil settlement with the governmental regulatory agency, which relates to three facilities owned by the customer, of which the subsidiary only worked in a small defined area of one of them. The subsidiary of the Company believes that it provided the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility and will vigorously defend against the customer’s claims. Since the legal action has only been recently filed and formal discovery has not begun, the Company cannot make an assessment of the probable outcome of the litigation or determine the extent, if any, of any potential uninsured liability or damage.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
Item 1A. Risk Factors
There have been no material changes to the risk factors presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders held on May 17, 2007, the following proposals were submitted to stockholders with the following results:
1.	Election of the individuals named below to serve as Directors of the Company until its Annual Meeting of Stockholders in 2008 and until their respective successors are duly elected and qualified or until their death, resignation or removal from office.

	Number of Shares
	For	Withheld
Sangwoo Ahn	26,156,761	4,429,276
John R. Barnes	29,053,300	1,532,737
Charles R. Cox	29,065,556	1,520,481
Hans Kessler	29,062,430	1,523,607

FURMANITE CORPORATION AND SUBSIDIARIES
2.	Approval of an amendment to the certificate of incorporation to change the name of the Company from Xanser Corporation to Furmanite Corporation.

Number of Shares
For	30,288,498
Against	116,069
Abstain	181,470
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 17, 2007, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 20, 2007, which exhibit is hereby incorporated by reference.

3.9	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.2	Indenture between Moran Energy Inc. (“Moran”) and First City National Bank of Houston (“First City”), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran’s Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.3	First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.2 above, filed as Exhibit 4.7 of the Registrant’s Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 9, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ HOWARD C. WADSWORTH
Howard C. Wadsworth
Sr. Vice President, Treasurer and Secretary (Duly Authorized Officer)

Date: August 9, 2007