Form 10-Q
period 2007-09-30
FURMANITE CORP
filed 2007-11-08
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-05083

FURMANITE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	74-1191271 (I.R.S. Employer Identification No.)

2435 North Central Expressway Suite 700 Richardson, Texas (Address of principal executive offices)	75080 (Zip Code)
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
☐   Yes     ☑   No
There were 35,892,966 shares of the registrant’s common stock outstanding as of October 31, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

		Page
		Number
PART I.	Financial Information	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	6

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2007 and 2006 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	Other Information	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	24
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,124	$23,937
Accounts receivable, trade (net of allowance for doubtful accounts of $3,900 and $3,341 as of September 30, 2007 and December 31, 2006, respectively)	61,737	59,325
Receivable from businesses distributed to common stockholders	1,443	1,443

Inventories:
Raw materials and supplies	13,456	12,633
Work-in-process	8,976	6,970
Finished goods	1,867	1,808

Prepaid and other current assets	3,979	5,046

Total current assets	124,582	111,162

Property and equipment	59,267	51,523
Less accumulated depreciation and amortization	30,083	25,554

Property and equipment, net	29,184	25,969

Goodwill	13,148	13,148
Other assets	7,250	6,018

Total assets	$174,164	$156,297

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$16,718	$14,702
Accrued expenses and other current liabilities	27,088	22,425
Accrued income taxes	2,901	2,581
Bank overdraft	—	1,553
Current portion of long-term debt	3,142	787

Total current liabilities	49,849	42,048

Long-term debt, less current portion	43,318	48,721
Pension liability	3,166	3,042
Other liabilities	2,057	1,881

Stockholders’ equity:
Common stock, no par value; 60,000,000 shares authorized; 39,852,785 and 39,258,025 shares issued as of September 30, 2007 and December 31, 2006, respectively	4,631	4,558
Additional paid-in capital	127,756	124,884
Retained earnings (accumulated deficit)	(44,351)	(53,438)
Accumulated other comprehensive income	5,932	2,921
Treasury stock	(18,194)	(18,320)

Total stockholders’ equity	75,774	60,605

Total liabilities and stockholders’ equity	$174,164	$156,297

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$74,190	$60,260	$217,358	$179,598

Costs and expenses:
Operating costs	47,309	39,114	141,995	116,120
Depreciation and amortization	1,142	808	3,262	2,661
Selling, general and administrative	19,925	22,282	57,316	59,395

Total costs and expenses	68,376	62,204	202,573	178,176

Operating income (loss)	5,814	(1,944)	14,785	1,422

Interest and other income, net	248	243	624	655
Interest expense	(872)	(955)	(2,659)	(1,981)

Income (loss) before income taxes	5,190	(2,656)	12,750	96
Income tax expense	(1,561)	(652)	(3,663)	(2,684)

Net income (loss)	$3,629	$(3,308)	$9,087	$(2,588)

Earnings (loss) per common share:
Basic	$0.10	$(0.10)	$0.26	$(0.08)
Diluted	$0.10	$(0.10)	$0.25	$(0.08)

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	35,664	34,801	35,392	34,666
Diluted	36,232	34,801	35,890	34,666
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2007 (Unaudited) and Year Ended December 31, 2006
(in thousands, except share data)

					Retained Earnings	Accumulated Other
	Common Shares			Additional	(Accumulated	Comprehensive
	Issued	Treasury	Common Stock	Paid-In Capital	Deficit)	Income (Loss)	Treasury Stock	Total

Balance at January 1, 2006	38,805,695	4,398,012	$4,507	$124,481	$(50,565)	$(7,091)	$(20,028)	$51,304
Staff Accounting Bulletin No. 108 adjustments	—	—	—	—	997	—	—	997

Revised Balance at January 1, 2006	38,805,695	4,398,012	4,507	124,481	(49,568)	(7,091)	(20,028)	52,301
Net loss	—	—	—	—	(3,432)	—	—	(3,432)
Stock based compensation	452,330	(321,049)	51	403	—	—	1,708	2,162
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	2,750	—	2,750
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	2,129	—	2,129
Adjustment to previously provided tax exposures related to business distributed to common stockholders	—	—	—	—	(438)	—	—	(438)
Foreign currency translation adjustment	—	—	—	—	—	5,133	—	5,133

Balance at December 31, 2006	39,258,025	4,076,963	4,558	124,884	(53,438)	2,921	(18,320)	60,605
Net income	—	—	—	—	9,087	—	—	9,087
Stock-based compensation	139,139	(28,000)	18	530	—	—	126	674
Conversion of convertible debentures to common stock	455,621	—	55	2,342	—	—	—	2,397
Foreign currency translation adjustment	—	—	—	—	—	3,011	—	3,011

Balance at September 30, 2007	39,852,785	4,048,963	$4,631	$127,756	$(44,351)	$5,932	$(18,194)	$75,774

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$9,087	$(2,588)
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	3,262	2,661
Stock-based compensation expense	160	132
Provision for doubtful accounts	716	1,895
Deferred income taxes	(720)	79
Changes in operating assets and liabilities:
Accounts receivable	(3,128)	(10,738)
Inventories	(2,888)	(3,173)
Prepaid expenses and other current assets	1,067	(69)
Accounts payable	2,016	(329)
Accrued expenses	4,663	4,784
Income taxes payable	320	829
Other, net	1,263	(756)

Net cash provided by (used in) operating activities	15,818	(7,273)

Investing activities:
Capital expenditures	(5,740)	(4,019)

Net cash used in investing activities	(5,740)	(4,019)

Financing activities:
Borrowings	—	19,489
Payments on debt	(589)	(9,066)
Issuance of common stock	514	1,003
Bank overdraft	(1,553)	—

Net cash (used in) provided by financing activities	(1,628)	11,426

Effect of exchange rate changes on cash	737	286

Increase in cash and cash equivalents	9,187	420
Cash and cash equivalents at beginning of period	23,937	21,526

Cash and cash equivalents at end of period	$33,124	$21,946

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,629	$(3,308)	$9,087	$(2,588)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,836	(711)	3,011	646

Total other comprehensive income (loss)	1,836	(711)	3,011	646

Comprehensive income (loss)	$5,465	$(4,019)	$12,098	$(1,942)

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. During the fourth quarter of 2006, the receivable from businesses distributed to common stockholders was further reduced by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At September 30, 2007 and December 31, 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Change in Presentation
Certain prior year financial statement information related to the presentation of operating costs and expenses and general and administrative expenses have been reclassified to conform with the current presentation that was adopted by the Company for the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Accordingly, general and administrative costs previously included in operating costs and expenses of $21.3 million

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
and $56.3 million for the three and nine months ended September 30, 2006, respectively, were reclassified into general and administrative costs for this Form 10-Q.
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
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, all domestic federal and state income taxes recorded for the nine months ended September 30, 2007 and 2006 are fully offset by a corresponding valuation allowance. The income tax expense recorded for the nine months ended September 30, 2007 and 2006 consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions of the Company.
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
September 30, 2007
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,629	$(3,308)	$9,087	$(2,588)

Basic weighted-average common shares outstanding	35,664	34,801	35,392	34,666
Dilutive effect of common stock equivalents	568	—	498	—

Diluted weighted-average common shares outstanding	36,232	34,801	35,890	34,666

Income (loss) per share:
Basic	$0.10	$(0.10)	$0.26	$(0.08)
Dilutive	$0.10	$(0.10)	$0.25	$(0.08)
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 and 2006, because the effects of assumed conversion would be anti-dilutive. Also, 35,000 outstanding options were excluded from the three and nine months ended September 30, 2007 computation of diluted earnings per share due to anti-dilution.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
3. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Compensation and benefits	$10,477	$7,099
Employee expenses, travel and training	503	155
Asset and equipment costs of sales	1,567	1,197
Value added tax payable	1,892	1,563
Taxes other than income	1,766	1,251
Interest	457	477
Professional, audit and legal fees	1,743	1,743
Rent	490	232
Other	8,193	8,708

	$27,088	$22,425

4. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings under $15,000 revolving bank facility (the “$15.0 million facility”)	15,000	15,000
8.75% convertible subordinated debentures due in 2008	2,603	5,000
Capital leases	1,267	1,918

Total long-term debt	46,460	49,508
Less current portion of long-term debt	3,142	787

	$43,318	$48,721

Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate (5.9% at September 30, 2007) and are secured by a letter of credit under the $50.0 million facility. The $15.0 million facility contains the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At September 30, 2007, the Company was in compliance with all covenants under the $15.0 million facility and there was no unused borrowing capacity under the $15.0 million facility.
The Company is subject to various financial and operational covenants associated with the $50.0 million facility, such as percentage of intangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate (7.1% at September 30, 2007) and have a commitment fee on the unused portion of the $50.0 million facility. The borrowings under the $50.0 million facility are without recourse to the Parent Company. At September 30, 2007, the Company was in compliance with all the covenants under the $50.0 million facility. Considering the outstanding borrowings and letters of credit at September 30, 2007, the Company had unused borrowing capacity of $6.8 million under the $50.0 million facility.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
The Company’s 8.75% subordinated debentures are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. During the three and nine months ended September 30, 2007, $0.9 million and $2.4 million subordinated debentures were converted into 174,134 shares and 455,621 shares, respectively, of the Company’s common stock. The Company’s sinking fund requirements on the subordinated debentures have been paid until their final maturity in 2008.
5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Service costs	$195	$128	$513	$384
Interest costs	1,170	888	3,084	2,664
Expected return on plan assets	(1,342)	(960)	(3,540)	(2,880)
Amortization of prior service cost	(34)	(27)	(90)	(81)
Recognized net loss	249	175	657	525

Net periodic pension cost	$238	$204	$624	$612

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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
The Company has one share-based compensation plan, which allows for the issuance of stock options, restricted stock awards and stock appreciation rights. For the nine months ended September 30, 2007 and 2006, the Company recognized total stock-based compensation of $0.2 million and $0.1 million, respectively, with no related tax benefit being realized due to the Company’s current domestic tax position related to net operating loss carryforwards. For the three months ended September 30, 2007 and 2006, the Company recognized $0.1 million and less than $0.1 million in stock-based compensation, respectively. The Company uses authorized but unissued shares of common stock for stock option exercises and issuance of restricted stock pursuant to the Company’s share based compensation plan and treasury stock for issuances outside of the plan.
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
8. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at September 30, 2007 and December 31, 2006.
A subsidiary of the Company is involved in two disputes with customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, which performed data services at one of the customer’s facilities, failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. While the subsidiary only worked in a small defined area at one of the three facilities owned by the customer that relate to a civil settlement with the governmental regulatory agency, the customer’s complaint seeks damages in an amount that the subsidiary believes represents the total $4.25 million amount of the civil settlement for all three facilities plus the customer’s agreement to spend no less than $4.25 million in supplemental environmental projects to reduce air emissions that relates to all three facilities and also seeks unspecified punitive damages. Discovery has begun, and a trial date of October 14, 2008 has been set in the Common Pleas Court of Allen County, Ohio. A different customer, which is negotiating with the governmental regulatory agency and has not initiated legal action against the subsidiary, claims that the subsidiary and one of its ex-employees failed to provide the customer with satisfactory data services at one of the customer’s facilities. The subsidiary believes that it provided each of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facility and will vigorously defend against the customers’ claims. The Company cannot make an assessment of the probable outcome of these matters or determine the extent, if any, of any potential uninsured liability or damage.
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
September 30, 2007
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
The following geographical area data includes revenues by major service line and operating income (loss) based on the location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three Months Ended September 30, 2007:
Under pressure services	$12,110	$10,024	$2,865	$24,999
Turnaround services	11,959	18,633	4,931	35,523
Other services	7,260	5,827	581	13,668

Total revenues	$31,329	$34,484	$8,377	$74,190

Operating income (loss)	$(1,451)	$5,245	$2,020	$5,814

Three Months Ended September 30, 2006:
Under pressure services	$11,135	$7,245	$1,570	$19,950
Turnaround services	6,721	17,094	3,503	27,318
Other services	6,922	5,305	765	12,992

Total revenues	$24,778	$29,644	$5,838	$60,260

Operating income (loss)	$(7,399)	$4,458	$997	$(1,944)

Nine months Ended September 30, 2007:
Under pressure services	$36,596	$25,664	$6,837	$69,097
Turnaround services	40,571	56,820	14,494	111,885
Other services	19,417	15,325	1,634	36,376

Total revenues	$96,584	$97,809	$22,965	$217,358

Operating income (loss)	$(2,284)	$12,322	$4,747	$14,785

Nine months Ended September 30, 2006:
Under pressure services	$31,538	$21,927	$4,388	$57,853
Turnaround services	27,575	46,189	10,131	83,895
Other services	20,289	15,602	1,959	37,850

Total revenues	$79,402	$83,718	$16,478	$179,598

Operating income (loss)	$(12,764)	$11,255	$2,931	$1,422

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
The following geographical area data includes net property and equipment based on physical location (in thousands):

	September 30,	December 31,
	2007	2006
United States	$16,147	$14,763
Europe	10,403	9,624
Asia-Pacific	2,634	1,582

	$29,184	$25,969

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
On December 31, 2005, Furmanite entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V. (collectively, “Flowserve”)), pursuant to which Furmanite acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States. GSG provided maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
Financial Overview
The Company’s net income for the nine months ended September 30, 2007 increased $11.7 million from the nine months ended September 30, 2006. For the quarter ended September 30, 2007, net income increased $6.9 million as compared to 2006. Revenues increased 21% from $179.6 million for the first nine months of 2006 to $217.4 million for the first nine months of 2007 and 23% from $60.3 million in the third quarter of 2006 to $74.2 million in 2007. The increase is in revenue is partially due to the introduction of heat treatment services and the continued demand for the Company’s specialty services such as bolting, heat exchanger repair and leak sealing. These increases in revenue combined with the decrease in selling, general and administrative costs such as bad debt reserves, legal settlement and the reduction in workforce in the government related business along with the integration costs incurred in 2006 combined to have a favorable outcome on net income for the nine months ended September 30, 2007. The Company’s diluted earnings (loss) per share for the nine months ended September 30, 2007 was $0.25 as compared to $(0.08) for the nine months ended September 30, 2006. The third quarter diluted earnings (loss) per share was $0.10 in 2007 as compared to $(0.10) in 2006.

FURMANITE CORPORATION AND SUBSIDIARIES
Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Revenues	$74,190	$60,260	$217,358	$179,598

Costs and expenses:
Operating costs	47,309	39,114	141,995	116,120
Depreciation and amortization	1,142	808	3,262	2,661
Selling, general and administrative	19,925	22,282	57,316	59,395

Total costs and expenses	68,376	62,204	202,573	178,176

Operating income (loss)	5,814	(1,944)	14,785	1,422

Interest and other income, net	248	243	624	655
Interest expense	(872)	(955)	(2,659)	(1,981)

Income (loss) before income taxes	5,190	(2,656)	12,750	96
Income tax expense	(1,561)	(652)	(3,663)	(2,684)

Net income (loss)	$3,629	$(3,308)	$9,087	$(2,588)

Earnings (loss) per share:
Basic	$0.10	$(0.10)	$0.26	$(0.08)
Diluted	$0.10	$(0.10)	$0.25	$(0.08)
Revenues
For the third quarter of 2007, consolidated revenues increased by $13.9 million, or 23%, when compared to the same 2006 period. The $13.9 million increase in revenues consists of a $6.6 million increase from the United States, a $4.8 million increase from Europe and a $2.5 million increase from Asia-Pacific. These overall increases are attributable to the service lines of the Company such as underpressure services and turnaround services. The United States increase in revenue is due to onsite machining, bolting, leak sealing and safety valve repair. The increase in Europe is attributable to increases in onsite machining, heat exchanger repair and leak sealing. The Asia-Pacific increase is comprised of onsite machining and hot tapping. Also, the favorable currency exchange rates from Europe and Asia-Pacific between the third quarter of 2006 and 2007 accounted for $2.4 million and $0.7 million, respectively, of the increase in revenues from the third quarter of 2006 to the third quarter of 2007.
For the nine months ended September 30, 2007, consolidated revenues increased by $37.8 million, or 21%, when compared to the nine months ended September 30, 2006. The $37.8 million increase in revenues consists of a $17.2 million increase from the United States, a $14.1 million increase from Europe and a $6.5 million increase from Asia-Pacific. These overall increases are attributable to the service lines of the Company such as underpressure services and turnaround services. The United States increase in revenue is due to leak sealing, onsite machining, bolting, heat treatment and safety valve repair. The increase in Europe is attributable to increases in leak sealing, composite repair, onsite machining and heat exchanger repair. The Asia-Pacific increase is comprised of onsite machining and hot tapping. Also, the favorable currency exchange rates from Europe and Asia-Pacific between years accounted for $7.3 million and $1.7 million, respectively, of the increase in revenues from 2006 to 2007.
Operating Costs
Operating costs increased 21% from $39.1 million in the third quarter of 2006 to $47.3 million in the third quarter of 2007. The $8.2 million increase in operating costs was attributable to a $3.9 million increase in the United States, a $3.3 million increase in Europe and a $1.0 million increase in Asia-Pacific due to an overall increase in labor costs and benefits, supplies and materials, equipment repairs and maintenance and vehicle costs which

FURMANITE CORPORATION AND SUBSIDIARIES
correlate with the increase in revenues discussed above. The increase in Europe was from an increase in labor and benefits and supplies and materials. The increase in the United States was due to increased labor and benefit costs, materials and supplies and vehicle costs. The increase in operating costs for Asia-Pacific was due to labor and benefit costs and equipment rental. Currency exchange rate differences from Europe and Asia-Pacific accounted for $1.5 million and $0.4 million, respectively, of the increase in operating costs from the third quarter of 2006 to third quarter of 2007.
Operating costs increased 22% from $116.1 million for the nine months ended September 30, 2006 to $142.0 million for the nine months ended September 30, 2007. The $25.9 million increase in operating costs was attributable to a $12.0 million increase in the United States, a $10.3 million increase in Europe and a $3.6 million increase in Asia-Pacific due to an overall increase in labor costs and benefits, supplies and materials, equipment repairs and maintenance and vehicle costs which correlate to the increase in revenues discussed above. The increase in the United States was due to increased labor and benefit costs, materials and supplies and vehicle costs. The increase in Europe was from an increase in labor and benefits, supplies and materials, equipment rental, equipment repairs and maintenance, and vehicle costs. The increase in operating costs for Asia-Pacific was due to labor and benefit costs, equipment rental, supplies and materials. Currency exchange rate differences from Europe and Asia-Pacific accounted for $4.8 million and $1.0 million, respectively, of the increase in operating costs from 2006 to 2007.
Selling, General and Administrative
Selling, general and administrative expenses decreased 11% from $22.3 million in the third quarter of 2006 to $19.9 million in the third quarter of 2007. The $2.4 million decrease is due to a combined $0.8 million increase in Europe, $0.5 million of which is due to the effect of the currency exchange rates, and $0.5 million increase in Asia-Pacific, $0.1 million of which is due to the effect of the currency exchange rates, offset by a $3.7 million decrease in the United States. The major increase in selling, general and administrative costs in Europe was attributable to labor and benefits and professional services. The increase in Asia-Pacific was attributable to labor and benefits. The United States decrease in selling, general and administrative costs was due to a decrease in bad debt and legal expenses coupled with a reduction in workforce in the government related business plus a decrease in legal expenses in 2007 and the $1.2 million integration costs associated with the GSG acquisition in 2006 for the Furmanite operations. The increase in labor and benefits supports the increase in quarterly revenues as discussed above.
Selling, general and administrative expenses decreased 4% from $59.4 million for the nine months ended September 30, 2006 to $57.3 million for the nine months ended September 30, 2007. The decrease is due to a combined $2.7 million increase in Europe, $1.6 million of which is due to the effect of the currency exchange rates, and $1.0 million increase in Asia-Pacific, $0.3 million of which is due to the effect of the currency exchange rates, with a $5.8 million decrease in the United States. The major increase in selling, general and administrative costs in Europe was attributable to labor and benefits and professional services. The increase in Asia-Pacific was attributable to labor and benefits. The United States contributed a decrease in selling, general and administrative costs due to a decrease in bad debt reserves, legal expenses and a reduction in workforce in the government related business along with a legal settlement award received in the second quarter of 2007. The decrease in selling, general and administrative costs was also attributable to the $3.0 million integration costs incurred in 2006 related to the GSG acquisition. The overall increase in labor and benefits supports the increase in yearly revenue as discussed above.
Depreciation and Amortization
Depreciation and amortization expense increased $0.3 million and $0.6 million from the third quarter and first nine months of 2007 as compared to the comparable periods of 2006, respectively, due to the depreciation and amortization related to the $7.2 million of capital expenditures for the year ended 2006 and to a lesser degree the $5.7 million capital expenditures placed in service during the nine months ended September 30, 2007.
Interest Expense
For the three and nine months ended September 30, 2007, consolidated interest expense decreased by $0.1 million and increased by $0.7 million, respectively, when compared to the same 2006 periods. The increase in interest expense from

FURMANITE CORPORATION AND SUBSIDIARIES
2006 to 2007 is due to the additional borrowings for working capital requirements in 2006 combined with the slight increase in interest rates from 2006 to 2007. The decrease in interest expense for the third quarter of 2007 as compared to the third quarter of 2006 is due to the conversion of $2.4 million of the Company’s 8.75% subordinated debentures into 455,621 shares of the Company’s common stock during the nine months ended September 30, 2007. During the third quarter of 2007, $0.9 million of the 8.75% convertible debentures was converted into 174,134 shares of the Company’s common stock. These conversions have resulted in lower interest expense for the third quarter of 2007.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. As a result, all domestic federal and state income taxes recorded for the three and nine months ended September 30, 2007 and 2006 are fully offset by a corresponding valuation allowance. The income tax expense recorded for the three and nine months ended September 30, 2007 and 2006 consists primarily of estimated withholdings and income taxes due in certain foreign jurisdictions of the Company.
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
Liquidity and Capital Resources
Net cash provided by operating activities was $15.8 million for the nine months ended September 30, 2007 as compared to net cash used of $7.3 million for the nine months ended September 30, 2006. The change in net cash from operating activities was due primarily to an increase in net income of $11.7 million offset by non-cash income statement adjustments of $1.3 million. The change in net cash was also due to continued increases in accounts receivable and accounts payable with a net change of $10.0 million. These increases are due to the growth in revenue and associated increase in operating expenses.
Net cash used in investing activities totaled $5.7 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively. The increase in cash used is due to the increase in capital expenditures from 2006 to 2007.
Capital expenditures were $5.7 million and $4.0 million for the nine months ended September 30, 2007 and 2006, respectively. Consolidated capital expenditures for the year 2007 have been budgeted at $5.0 million to $7.0 million, depending on the economic environment and the needs of the business. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as local, state and federal government regulation. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2007 or thereafter. Future capital expenditures are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $1.6 million as compared to net cash provided of $11.4 million for the nine months ended September 30, 2007 and 2006, respectively. The Company had debt payments of $0.6 million in the first nine months of 2007 related to the capital leases and net borrowings of $10.4 million in the first nine months of 2006 due to the working capital needs of the operations acquired in the GSG acquisition. Additionally, the Company received $0.5 million and $1.0 million in the first nine months of 2007 and 2006, respectively, for common stock issued upon the exercise of options. These items were offset in the first nine months of 2007 by the elimination of the $1.6

FURMANITE CORPORATION AND SUBSIDIARIES
million bank overdraft that existed at December 31, 2006.
At September 30, 2007, $27.6 million was outstanding under the $50.0 million facility and bears interest at a rate of 7.1%. The $50.0 million facility and $15.0 million facility provide working capital for the Company and are without recourse to Furmanite Corporation (the “Parent Company”). Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates based on either the LIBOR rate or prime rate. The $50.0 million facility includes a commitment fee on the unused portion of the facility and contains certain financial and operational covenants, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the agreements, and cash flow to fixed charges and capital expenditures. At September 30, 2007, the Company was in compliance with all covenants. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of Furmanite.
At September 30, 2007, $15.0 million was outstanding under the $15.0 million facility which bears interest at a rate of 5.9% based on either LIBOR or prime rate at the option of the borrower. The $15.0 million facility contains the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At September 30, 2007, the Company was in compliance with all covenants under the $15.0 million facility.
The Parent Company’s $2.6 million 8.75% subordinated debentures outstanding at September 30, 2007 are convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $5.26 per share. These subordinated debentures mature in January 2008 and interest payments are due semi-annually in July and January. As of September 30, 2007, $2.4 million of the subordinated debentures had been converted into 455,621 shares of the Company’s common stock.
As of September 30, 2007, the Company has recorded $1.1 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. At September 30, 2007, approximately $0.2 million of unrecognized tax benefits related to items that are affected by potentially expiring statutes of limitations within the next 12 months.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. In the quarter ended September 30, 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. During the fourth quarter of 2006, the receivable from businesses distributed to common stockholders was further reduced by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At September 30, 2007 and December 31, 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes that investing those dollars back into the Company will provide a better long-term return to shareholders in increased per share value. The Company believes that funds

FURMANITE CORPORATION AND SUBSIDIARIES
generated from operations, together with existing cash and available credit under the $50.0 million facility will be sufficient for the conversion of the subordinated debentures due January 2008 and to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and in the Notes to the Consolidated Financial Statements presented under Item 1 of this Quarterly Report on Form 10-Q.
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
At September 30, 2007, the Company had a significant amount of net deferred tax assets, which consisted principally of net operating loss carryforwards, alternative minimum tax credit carryforwards and temporary differences resulting from differences in the tax and book basis of certain assets and liabilities. The alternative minimum tax credit carryforwards have no expiration date. Based on evaluations performed by the Company pursuant to SFAS No. 109, Accounting for Income Taxes, the Company has recorded a non-cash valuation allowance of $25.4 million with respect to the Company’s federal and state net deferred tax assets. The utilization of net operating loss carryforwards could be subject to limitation in the event of a change in ownership, as defined in the tax laws. To the extent that factors or conditions change, it is possible that reductions in the non-cash valuation allowance could occur, which could have a material effect on the results of operations of the Company.
New Accounting Pronouncements
The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109, on January 1, 2007. As of January 1, 2007, the Company had recorded $0.9 million of unrecognized tax benefits relating to uncertain tax positions relating to transfer pricing that would impact the effective foreign tax rate if recognized. Approximately $0.2 million of unrecognized tax benefits related to items that are affected by potentially expiring statutes of limitations within the next 12 months. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized tax benefits as part of the income tax provision.
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

FURMANITE CORPORATION AND SUBSIDIARIES
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
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at September 30, 2007, or for the nine months ended September 30, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks (i.e., the risk of loss arising from the adverse changes in market rates and prices) to which the Company is exposed are interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $42.6 million at September 30, 2007, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer, after evaluating, as of September 30, 2007, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), have concluded that, as of such date, the Company’s disclosure controls and procedures are adequate and effective for the purpose of ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended September 30, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

FURMANITE CORPORATION AND SUBSIDIARIES
Part II — Other Information
Item 1. Legal Proceedings
A subsidiary of the Company is involved in two disputes with customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, which performed data services at one of the customer’s facilities, failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. While the subsidiary only worked in a small defined area at one of the three facilities owned by the customer that relate to a civil settlement with the governmental regulatory agency, the customer’s complaint seeks damages in an amount that the subsidiary believes represents the total $4.25 million amount of the civil settlement for all three facilities plus the customer’s agreement to spend no less than $4.25 million in supplemental environmental projects to reduce air emissions that relates to all three facilities and also seeks unspecified punitive damages. Discovery has begun, and a trial date of October 14, 2008 has been set in the Common Pleas Court of Allen County, Ohio. A different customer, which is negotiating with the governmental regulatory agency and has not initiated legal action against the subsidiary, claims that the subsidiary and one of its ex-employees failed to provide the customer with satisfactory data services at one of the customer’s facilities. The subsidiary believes that it provided each of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facility and will vigorously defend against the customers’ claims. The Company cannot make an assessment of the probable outcome of these matters or determine the extent, if any, of any potential uninsured liability or damage.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

FURMANITE CORPORATION AND SUBSIDIARIES
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 17, 2007, filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 20, 2007, which exhibit is hereby incorporated by reference.

3.9	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 20, 2007, which exhibit is incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

4.2	Indenture between Moran Energy Inc. (“Moran”) and First City National Bank of Houston (“First City”), dated January 15, 1984, under which Moran issued the 8 3/4% Convertible Subordinated Debentures due 2008, filed as Exhibit 4.1 to Moran’s Registration Statement on Form S-3 (SEC File No. 2-81227), which exhibit is hereby incorporated by reference.

4.3	First Supplemental Indenture between the Registrant and First City, dated as of March 20, 1984, under which the Registrant assumed obligations under the Indenture listed as Exhibit 4.2 above, filed as Exhibit 4.7 of the Registrant’s Form 10-K for the year ended December 31, 1983, which exhibit is hereby incorporated by reference.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 8, 2007.
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ HOWARD C. WADSWORTH
Howard C. Wadsworth
Sr. Vice President, Treasurer and Secretary (Duly Authorized Officer)

Date: November 8, 2007