Form 10-K
period 2007-12-31
FURMANITE CORP
filed 2008-03-17
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Debentures due 2008
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 29, 2007, was $251,249,146 based on the closing price of the registrant’s common stock, $7.74 per share, reported on the New York Stock Exchange on June 29, 2007.
There were 36,269,173 shares of the registrant common stock outstanding as of March 6, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FURMANITE CORPORATION AND SUBSIDIARIES

PART I
Item 1. Business
Company Overview
On May 17, 2007, Xanser Corporation changed its name to Furmanite Corporation after the company’s shareholders ratified the name change at the annual shareholder meeting. The company’s shares began trading on the New York Stock Exchange under the ticker symbol FRM effective May 18, 2007 instead of the ticker symbol XNR. The company’s website also changed from www.xanser.com to www.furmanite.com.
The Company was incorporated in Delaware on January 23, 1953. The Company’s principal operating office is located at 2435 North Central Expressway, Suite 700, Richardson, Texas 75080 and its telephone number is (972) 699-4000.
Furmanite Corporation (the “Parent Company”) through its subsidiaries (the “Company”) provide specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. The combination of Furmanite and Xtria are representative of the operations of “Furmanite Group.”
On December 31, 2005, the Company’s wholly owned subsidiary, Furmanite Worldwide, Inc., together with certain of its wholly owned subsidiaries, “Acquisition Group”, entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V. (collectively “Flowserve”)), pursuant to which Acquisition Group acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States, for a total net consideration of approximately $21.8 million (the “Acquisition”). GSG provided hot tapping services and maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
In connection with the Acquisition, on December 31, 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”) entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million. On December 31, 2005, FWI funded the cost of the Acquisition and certain transaction costs by borrowing $15.6 million.
The Company files annual, quarterly, and other reports and information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These reports and other information that the Company files with the SEC may be obtained on the SEC website at www.sec.gov.
The Company also makes available free of charge on or through the internet website, www.furmanite.com, this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website are copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics and Corporate Governance Guidelines. The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer and principal accounting officer. A copy of this Annual Report on Form 10-K will be provided free of charge upon written request to Investor Relations at the Company’s address.

Operations
Furmanite offers specialized technical services to an international base of clients. Founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits, Furmanite has evolved into an international service company that provides technical solutions. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and services, and during the 1970s and 1980s grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. The Parent Company acquired Furmanite in 1991 to diversify its operations and pursue international growth opportunities. In 2005, the Acquisition Group acquired substantially all of the material operating assets of GSG, including valve repair and hot-tapping services. During 2006, the Furmanite began heat treating services and during 2007, Furmanite expanded its operating presence in China.
Products and Services
Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets”). Other services provided include on-site machining, bolting and valve testing, valve repair, product distribution, heat treating and repair on such systems and equipment. These services tend to complement the leak sealing service since these “turnaround services” are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair, and heat exchanger design and repair, and manufacturing. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest system. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2007, 2006 and 2005, under pressure services represented approximately 31%, 33%, and 33%, respectively, of total revenues, while turnaround and valve repair services accounted for approximately 54%, 48%, and 39%, respectively, and product sales and other industrial services represented approximately 15%, 19%, and 28%, respectively, of total revenues.
Furmanite’s on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds approximately 130 patents and trademarks for its techniques, products and materials. These patents, which are registered in jurisdictions around the world, expire on dates ranging from June 2008 to December 2022. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group that works with the on-site technicians in crafting these materials, tools and equipment.
Furmanite also provides limited service through Xtria to the government markets in focus areas of early childhood education and development. These services are provided through focused offerings of solutions, services and systems. For agencies of the federal, state and local government, Xtria provides program and policy analysis, program implementation and program evaluation services. Xtria also provides research studies and services, training and technical assistance, conference and event management logistical support services, grant review services and support, as well as tailored solutions in website development and graphic design. Xtria’s expertise lies in providing comprehensive solutions focusing on educational development, early childhood development, child welfare, adoption, foster care and child support programs. Xtria’s knowledge of social services programs helps clients better understand and meet the needs of children and families and evaluate program effectiveness. Xtria’s research services include evaluation, survey development, data collection, primary and secondary data analysis, report preparation, training and needs-based technical assistance. Through a team of highly skilled experts, Xtria’s government group offers clients the tools and know-how for strengthening funding decisions, enhancing policy development and improving program implementation and oversight. Xtria also provides information and technical solutions that help organizations and agencies of government become more efficient and competitive by leveraging web-based technologies to improve business processes, program services and information systems.
Prior to 2006, Xtria actively provided a portfolio of innovative solutions and services to guide healthcare organizations in the preparation for and implementation of digital information management. In mid-2006 the Company decided to honor its existing contracts in its healthcare services business, but not to seek any additional business in that industry. During 2007, the healthcare services business reached its conclusion.
Xtria maintains an office in Vienna, Virginia.
Customers and Markets
Furmanite’s customer base includes petroleum refineries, chemical plants, mining, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 25 countries. Most of the revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other significant markets include offshore oil producers and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements. No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.
Furmanite believes that it is the most recognized brand in its industry. With over a 75-year history, Furmanite’s customer relationships are long-term and worldwide. All customers are served from the worldwide headquarters in Richardson, Texas with a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates major North American offices in the United States in Sulphur, Louisiana; La Place, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Saraland, Alabama; Houston, Texas; San Francisco, California; Los Angeles, California; Hobart, Indiana; Kent, Washington and Salt Lake City, Utah. The worldwide operations are further supported by offices currently located in Australia, Bahrain, Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, India, Indonesia, Italy, Japan, Kuwait, Thailand, the United Arab Emirates and Venezuela. Sales by major geographic region for 2007 were 44% for the United States, 45% for Europe and 11% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 to the Company’s consolidated financial statements contained within this Form 10-K.
Furmanite’s leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during the three years ended December 31, 2007. Furmanite generally competes on the basis of service, product performance and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use the proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
Safety, Environmental and Other Regulatory Matters
Many aspects of Furmanite’s operations are subject to governmental regulation. Federal, state and local authorities of the United States and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of the Furmanite’s services and operations. Further, because of the international operations, Furmanite is subject to a number of political and economic risks, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, services are paid and operations are typically funded, in the currency of the particular country in which the business activities are conducted.
Furmanite’s services are often performed in emergency situations under circumstances involving exposure to high temperatures and pressures, potential contact with caustic or toxic materials, fire and explosion hazards and environmental contamination, any of which can cause serious personal injury or property damage. Furmanite manages its operating risks by providing its technicians with extensive on-going classroom and field training and supervision, maintaining a technical support system through its staff of specialists, establishing and enforcing strict safety and competency requirements, standardizing procedures and evaluating new materials and techniques for use in connection with the lines of service. Furmanite also maintains insurance coverage for certain risks, although there is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect Furmanite against liability and loss of revenues resulting from the consequences of a significant accident.
Many of Furmanite’s operations are subject to federal, state and local laws and regulations relating to protection of the environment. Although Furmanite believes that its operations generally are in compliance with applicable environmental regulation, risks of additional costs and liabilities are inherent in its operations, and there can be no assurance that significant costs and liabilities will not be incurred by Furmanite. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations, enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of Furmanite could result in substantial costs and liabilities. Furmanite has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at December 31, 2007.
Employees
At December 31, 2007, the Company had 1,805 employees. As of December 31, 2007, approximately 318 employees were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 187 employees in the United Kingdom who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.
Item 1A. Risk Factors
A number of factors could materially affect the Company’s future results of operations. In addition to those factors identified elsewhere in this report, investors should consider the following:
Weakness in the refining and chemical industries could adversely affect demand for our technical services.
A substantial portion of the business depends upon the levels of capital investment and maintenance expenditures in the refining and chemical industries, as well as the power generation and other process industries. The levels of capital and maintenance expenditures by Furmanite’s customers are affected by general economic conditions, conditions in their industries and their liquidity, as well as cyclical downturns in these industries and fluctuations in oil prices. Weaknesses in the sectors served by Furmanite adversely affect the demand for these services.
Political conditions in foreign countries in which Furmanite operates could adversely affect the financial condition, results of operations or cash flow of the Company.
Operations in foreign jurisdictions accounted for approximately 56% of total revenues for the year ended December 31, 2007. The Company expects foreign operations to continue to be an important part of its business. Foreign operations are subject to a variety of risks, such as:
•	risks of economic instability;

•	potential adverse changes in taxation policies;

•	disruptions from labor and political disturbances;

•	adverse changes in tariffs or import or export restrictions;

•	war or insurrections; and

•	other adverse changes in the laws or regulations of the host country.
The Company may be adversely affected by fluctuations in foreign currency exchange rates and foreign exchange restrictions.
The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. Based on results of operations for the year ended December 31, 2007, the Company estimates that a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.6 million and $0.3 million, respectively.

The competitive position of Furmanite depends in part on the ability to protect its intellectual property.
The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds approximately 130 patents and trademarks for its techniques and materials. These patents are registered around the world and expire at various dates ranging to 2022. Although Furmanite has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.
Furmanite’s products and services are offered in highly competitive markets, which limit the profit margins and the ability to increase market shares.
The markets for Furmanite’s products and services are highly competitive. Furmanite competes against large and well established national and international companies as well as regional and local companies. Furmanite also competes with the in-house maintenance departments of customers or potential customers. Competition is based on service, performance and price. If Furmanite does not compete successfully, the business and results of operations could be adversely affected.
The government services provided by Furmanite are affected by levels of expenditures of federal, state and local governments.
The government services are primarily provided to governmental organizations in the focus areas of early childhood education and development. The level of services provided to governmental units can be influenced by political and economic factors and the availability of budgeted and funded projects.
If the Company loses any key personnel, the ability to manage the business and continue the growth of the Company could be negatively impacted.
The Company’s success is highly dependent on the efforts of its executive officers and key employees. If any of the Company’s key employees leave, its business may suffer. The growth of the Company’s business is also largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, including management. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit growth, and its business and operating results could suffer. Organizational changes within the Company could also impact its ability to retain personnel.
The Company is exposed to customer credit risks.
The Company is subject to risks of loss resulting from nonpayment or nonperformance by its customers. If any of the key customers default on their obligations, the financial results of the Company could be adversely affected. Furthermore, some of the Company’s customers may be highly leveraged and subject to their own operating and regulatory risks.
Item 1B. Unresolved Staff Comments
None
Item 2. Properties
The properties owned or utilized by the Company are generally described in Item 1 of this Report and Note 5 in the “Notes to Consolidated Financial Statements” under Item 8, “Financial Statements and Supplementary Data.” Additional information concerning the obligations of the Company for lease and rental commitments is presented under the caption “Commitments and Contingencies” in Note 12 under Item 8, “Financial Statements and Supplementary Data.” Such descriptions and information are hereby incorporated by reference into this Item 2.
The Company’s corporate headquarters are located in an office building in Richardson, Texas, pursuant to a lease agreement that expires June 30, 2012 and requires monthly lease payments of approximately $40,000 plus certain operating expenses and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, governmental affairs and accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for two properties located in the United Kingdom and five properties located in the United States, which are company-owned.
Item 3. Legal Proceedings
A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. While the subsidiary worked only in a defined area at one of the three facilities involved in the customer’s civil settlement with the governmental regulatory agency, the customer’s complaint seeks damages in an amount that the subsidiary believes represents the total $4.25 million amount of the civil settlement for all three facilities plus the customer’s agreement to spend no less than $4.25 million in supplemental environmental projects to reduce air emissions that relate to all three facilities and also seeks unspecified punitive damages. Discovery has begun, and a trial date of November 18, 2008 has been set in the Common Pleas Court of Allen County, Ohio. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory data services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facility and will vigorously defend against the customers’ claims.
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The Company intends to vigorously pursue this matter.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies, either individually or in the aggregate, will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2007.

PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters
On May 18, 2007, the Company’s Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol FRM. Previously, the Company’s common stock traded on the NYSE under the symbol XNR.
The following table sets forth the range of daily high and low sales prices per share of common stock and trading volume for the periods indicated:

			Total
Years Ended December 31,	High	Low	Volume
2007:
First Quarter	$6.24	$4.68	3,884,000
Second Quarter	$7.99	$5.36	4,896,800
Third Quarter	$9.46	$6.70	6,064,600
Fourth Quarter	$13.00	$8.45	10,050,700

2006:
First Quarter	$4.93	$3.02	6,162,200
Second Quarter	$5.89	$3.85	3,805,200
Third Quarter	$6.00	$4.57	2,803,400
Fourth Quarter	$6.29	$4.68	3,513,400
At March 6, 2008, there were approximately 2,232 stockholders of record.
The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite contain restrictions on the respective subsidiary’s ability to pay dividends or distributions to the Company, if an event of default exists. At December 31, 2007, the Company was in compliance with all debt covenants to which it is subject under its credit facilities.

Item 6. Summary Historical Financial Data
The following selected financial data (in thousands, except per share amounts) is derived from the Company’s Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Report on Form 10-K. The Company has not declared a dividend on its common stock for any of the periods presented.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Income Statement Data:
Revenues	$290,287	$246,388	$153,881	$145,687	$135,720
Total costs and expenses	269,640	244,488	154,772	140,728	139,087

Operating income (loss)	$20,647	$1,900	$(891)	$4,959	$(3,367)
Interest expense, net	(2,233)	(1,941)	(380)	(815)	(1,013)

Income (loss) before income taxes	$18,414	$(41)	$(1,271)	$4,144	$(4,380)
Income tax expense	(5,919)	(3,391)	(2,995)	(1,748)	(8,725	) (a)

Net income (loss)	$12,495	$(3,432)	$(4,266)	$2,396	$(13,105)

Earnings (loss) per common share:
Basic	$0.35	$(0.10)	$(0.13)	$0.07	$(0.41)
Diluted	$0.35	$(0.10)	$(0.13)	$0.07	$(0.41)

	December 31,
	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$31,570	$23,937
Working capital	$76,917	$69,226
Total assets	$172,053	$156,500
Long-term debt, less current portion	$43,185	$48,721
Stockholders’ equity	$78,336	$60,605

(a)	Includes a $12.1 million non-cash deferred income tax expense resulting from a change in the valuation allowance for deferred tax assets arising from prior year tax losses that are available to offset future taxable income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report on Form 10-K.
Business Overview
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
The Company was formed in 1953 and conducts its principal business through subsidiaries in the technical services industry.
The Company’s technical services business, which is conducted through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), offers specialized technical services to an international base of clients located in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America and Asia-Pacific. This business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the business provides hot tapping, heat treating, fugitive emissions monitoring, passive fire protection, concrete repair and heat exchanger repair.
The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation state and federal government agencies.
The combination of Furmanite and Xtria are representative of the operations of “Furmanite Group.”
On December 31, 2005, the Parent Company’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with its wholly owned subsidiaries Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA and Furmanite GSG BV (collectively “Acquisition Group”)) entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V. (collectively “Flowserve”)), pursuant to which Acquisition Group acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States, for a total net cash consideration of approximately $21.8 million, including transaction costs of $4.5 million, which was finalized in December 2006. GSG provides hot tapping and maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
Financial Overview
The Company’s net income for the year ended December 31, 2007 increased $15.9 million from the year ended December 31, 2006. Revenues increased 18% from $246.4 million for the year ended December 31, 2006 to $290.3 million for the year ended December 31, 2007. The increase in revenues is partially due to the introduction of heat treatment services and the continued demand for Furmanite’s specialty services such as onsite machining, bolting, heat exchanger repair, safety valve repair, and leak sealing. These increases in revenues combined with the decrease in selling, general and administrative costs such as bad debt expenses, legal settlements and the reduction in workforce in the government related business along with the integration costs incurred in 2006 combined to have a favorable outcome on net income for the year ended December 31, 2007. The Company’s diluted earnings (loss) per share for the year ended December 31, 2007 was $0.35 per share as compared to $(0.10) per share for the year ended December 31, 2006.

Results of Operations

	Years Ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Revenues	$290,287	$246,388	$153,881

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	187,055	160,755	100,264
Depreciation and amortization	4,772	3,692	3,514
Selling, general and administrative	77,813	79,120	51,763
Write-off of goodwill	—	654	—
Gain on sale of assets	—	—	(2,102)
Provision for lease termination costs	—	267	1,333

Total costs and expenses	269,640	244,488	154,772

Operating income (loss)	20,647	1,900	(891)

Interest and other income, net	1,041	866	660
Interest expense	(3,274)	(2,807)	(1,040)

Income (loss) before income taxes	18,414	(41)	(1,271)
Income tax expense	(5,919)	(3,391)	(2,995)

Net income (loss)	$12,495	$(3,432)	$(4,266)

Earnings (loss) per share:
Basic	$0.35	$(0.10)	$(0.13)
Diluted	$0.35	$(0.10)	$(0.13)
Revenues
For the year ended December 31, 2007, consolidated revenues increased by $43.9 million, or 18%, when compared to the year ended December 31, 2006. The $43.9 million increase in revenues consisted of a $20.0 million increase from the United States, a $17.4 million increase from Europe and a $6.5 million increase from Asia-Pacific. These overall increases were attributable to the service lines of Furmanite such as underpressure services and turnaround services. The United States increase in revenues was due to onsite machining, bolting, heat treatment and safety valve repair. The increase in Europe was attributable to increases in leak sealing, onsite machining and heat exchanger repair. The Asia-Pacific increase was comprised of onsite machining and hot tapping. Also, the favorable currency exchange rates from Europe and Asia-Pacific accounted for $10.2 million and $2.6 million, respectively, of the increase in revenues from 2006 to 2007.
For the year ended December 31, 2006, consolidated revenues increased by $92.5 million, or 60%, when compared to 2005. The $92.5 million increase was attributable to a $56.8 million increase in the United States, a $33.6 million increase in Europe and a $2.1 million increase in Asia-Pacific. The 2006 revenues were significantly impacted by the GSG acquisition and some degree to worldwide organic growth within the Company. Also, the favorable currency exchange rates from Europe between years accounted for $2.5 million of the increase in revenues from 2005 to 2006. Currency rates in Asia-Pacific did not contribute to the change in revenues.
Operating Costs
Operating costs increased 16% from $160.8 million for the year ended December 31, 2006 to $187.1 million for the year ended December 31, 2007. The $26.3 million increase in operating costs was attributable to a $11.9 million increase in the United States, a $11.2 million increase in Europe and a $3.2 million increase in Asia-Pacific due to an overall increase in labor and benefits costs, travel costs, supplies and materials, equipment rental, equipment repairs and maintenance and vehicle costs which correlated to the increase in revenues discussed above. The increase in the United States was due to increased labor and benefit costs, travel costs, supplies and materials, equipment rental, equipment repairs and maintenance and vehicle costs. The increase in Europe was from an increase in labor and benefit costs, travel costs and equipment repairs and maintenance. The increase in operating costs for Asia-Pacific was due to labor and benefit costs, travel costs, equipment rental and equipment repairs and maintenance. Currency exchange rate differences from Europe and Asia-Pacific accounted for $6.6 million and $1.6 million, respectively, of the increase in operating costs from 2006 to 2007.

Operating costs increased 60% from $100.3 million for the year ended December 31, 2005 to $160.8 million for the year ended December 31, 2006. The $60.5 million increase in operating costs was attributable to a $38.9 million increase in the United States, a $20.9 million increase in Europe and a $0.7 million increase in Asia-Pacific. The operating costs for 2006 were greatly affected by the GSG acquisition, offset by a $7.6 million decrease in the government services business related to the decision not to seek additional business in the healthcare industry. Currency exchange rate differences from Europe accounted for $1.5 million of the increase in operating costs from 2005 to 2006. The currency exchange rates in Asia-Pacific did not affect the increase in operating costs from 2005 to 2006.
Selling, General and Administrative
Selling, general and administrative expenses were fairly consistent with costs of $79.1 million for the year ended December 31, 2006 and $77.8 million for the year ended December 31, 2007. The $1.3 million decrease was due to a combined $1.6 million increase in Europe, $2.3 million of which was due to the effect of the currency exchange rates, and $1.5 million increase in Asia-Pacific, $0.5 million of which was due to the effect of the currency exchange rates, offset by a $4.4 million decrease in the United States. The major increase in selling, general and administrative costs in Europe was attributable to labor and benefits and professional services. The increase in Asia-Pacific was attributable to labor and benefits and rent. The United States decrease in selling, general and administrative costs was due to a decrease in bad debt expense coupled with a reduction in workforce in the government related business which was partially offset by an increase in labor and benefits, rent and insurance costs for the Furmanite operations. Also, the $3.6 million integration costs associated with the GSG acquisition in 2006 for the Furmanite operations attributed to the change between years. The increase in labor and benefits is supported by the increase in revenues as discussed above.
The increase in selling, general and administrative costs was due to the increased costs associated with the GSG acquisition and the $3.8 million integration costs incurred in 2006 related to the acquisition. Selling, general and administrative expenses increased 53% from $51.8 million for the year ended December 31, 2005 to $79.1 million for the year ended December 31, 2006. The increase was due to a combined $20.6 million increase in the United States, a $7.5 million increase in Europe, $0.6 million of which was due to the effect of the currency exchange rates, and a $0.8 million decrease in Asia-Pacific which was unaffected by changes in the currency exchange rates.
Depreciation and Amortization
Depreciation and amortization expense increased by $1.1 million from the year ended December 31, 2006 to December 31, 2007 due to the depreciation and amortization related to the $7.2 million of capital expenditures for the year ended 2006 and to a lesser degree the $8.1 million of capital assets placed in service during the year ended December 31, 2007.
Depreciation and amortization expense increased by $0.2 million from the year ended December 31, 2005 to December 31, 2006 due to the depreciation and amortization related to the $9.8 million property and equipment acquired from GSG and the $7.2 million capital assets placed in service during the year ended December 31, 2006.
Interest Expense
For the year ended December 31, 2007, consolidated interest expense increased by $0.5 million when compared to the year ended December 31, 2006. The increase in interest expense from 2006 to 2007 was due to the additional borrowings for working capital requirements in 2006 combined with the slight increase in interest rates from 2006 to 2007. Interest expense has been affected by the conversion of $3.0 million of the Company’s 8.75% subordinated debentures into 562,628 shares of the Company’s common stock during the year ended December 31, 2007. These conversions resulted in lower interest expense for the last half of 2007.
For the year ended December 31, 2006, interest expense increased by $1.8 million compared to 2005. This increase was attributable to the borrowings related to the GSG acquisition (see Note 2 to the consolidated financial statements) and the working capital requirements related thereto as well as an increase in interest rates on variable rate borrowings (see “Liquidity and Capital Resources”).
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. As a result, primarily all domestic federal and state income taxes recorded for the years ended December 31, 2007, 2006 and 2005 were fully offset by a corresponding valuation allowance. The income tax expense recorded for the years ended December 31, 2007, 2006 and 2005 consisted primarily of income taxes due in certain foreign and state jurisdictions of the Company.

Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not consistent when comparing periods due to the changing income tax mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance on domestic taxes was required, the Company primarily considered such factors as the history of operating losses and the nature of the deferred tax assets.
For the years ended December 31, 2007 and 2006, income tax expense increased by $2.5 million and increased by $0.4 million when comparing 2006 and 2005. These increases were related to the increase in taxable income for foreign jurisdictions.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments, the maturity of the 8.75% subordinated debentures in 2008 and the financing of internal growth.
Net cash provided by operating activities was $16.7 million for the year ended December 31, 2007 as compared with net cash used of $6.4 million for the year ended December 31, 2006. The change in net cash from operating activities was primarily due to an increase in net income of $15.9 million offset by non-cash income of $1.1 million. The change in net cash was also due to continued increases in accounts receivable and inventories offset by increases in accounts payable and accrued expenses with a net change of $7.6 million. These increases are due to growth in revenues and the associated increase in operating expenses.
Net cash used in investing activities totaled $8.1 million and $10.2 million for the years ended December 31, 2007 and 2006, respectively. The decrease in cash used is due to the additional costs incurred during 2006 related to the GSG acquisition, which were partially offset by the increase in capital expenditures between 2006 and 2007.
Capital expenditures (excluding acquisitions) were $8.1 million, $7.2 million and $4.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Capital expenditures for the year 2008 have been budgeted at $8.4 million to $10.4 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2008 or thereafter. Capital expenditures in 2008 are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $1.8 million as compared with net cash provided of $18.4 million for the years ended December 31, 2007 and 2006, respectively. The Company had debt payments of $0.7 million in 2007 related to the capital leases and net borrowings of $15.8 million in 2006 due to the working capital needs of the operations acquired in the GSG acquisition. Additionally, the Company received $0.5 million and $1.0 million in the years ended December 31, 2007 and 2006, respectively, for common stock issued upon the exercise of options. These items were offset in 2007 by the elimination of the $1.6 million bank overdraft that existed at December 31, 2006.
On December 31, 2005, Acquisition Group entered into an Acquisition Agreement with Flowserve, pursuant to which Acquisition Group acquired substantially all of the material operating assets of GSG. In connection with the acquisition, FWI entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million revolving bank facility (“$50.0 million facility”).
FWI is subject to various financial and operational covenants associated with the $50.0 million facility, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At December 31, 2007 and 2006, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 6.2% and 6.4% at December 31, 2007 and 2006, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At December

31, 2007, the borrower was in compliance with all covenants under this facility. The $50 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximates $121 million of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at December 31, 2007, the unused borrowing capacity was $6.2 million under the $50.0 million facility.
During 2006, $15.0 million was borrowed under a $15.0 million revolving bank facility (“$15.0 million facility”) that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2007 and 2006, $15.0 million was outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 5.7% and 5.9% at December 31, 2007 and 2006, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At December 31, 2007, Furmanite was in compliance with all covenants under the $15.0 million facility and there was no unused borrowing capacity under the $15.0 million facility.
The Company’s 8.75% subordinated debentures are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. During the year ended December 31, 2007, $3.0 million subordinated debentures were converted into 562,628 shares of the Company’s common stock. These subordinated debentures matured January 2008 and the final interest payment was made January 2008. During January 2008, $1.9 million subordinated debentures were converted into 358,344 shares of the Company’s common stock.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At December 31, 2007 and 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provision of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes that investing those dollars back into the Company will provide a better long-term return to shareholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the $50.0 million facility, will be sufficient for the conversion of the subordinated debentures due January 2008 and to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.

Contractual Obligations and Commitments
The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2007 in total and by period due beginning in 2008. The operating leases contain renewal options that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

		Less
		Than 1			After 5
	Total	Year	2-3 Years	4-5 Years	Years
Debt:
$50.0 million facility	$27,590	$—	$27,590	$—	$—
$15.0 million facility	15,000	—	15,000	—	—
8.75% convertible subordinated debentures	2,040	2,040	—	—	—

	44,630	2,040	42,590	—	—
Capital leases	1,124	529	526	69	—

Debt subtotal	45,754	2,569	43,116	69	—
Interest on debt	7,626	2,569	5,054	3	—

Total debt and interest	53,380	5,138	48,170	72	—

Other contractual commitments:
Pension plan contributions	12,630	1,263	2,526	2,526	6,315
Operating leases	18,635	5,497	7,744	3,425	1,969

Total other contractual commitments	31,265	6,760	10,270	5,951	8,284

Total	$84,645	$11,898	$58,440	$6,023	$8,284

Interest on debt is calculated based on outstanding balances, using interest rates in effect at December 31, 2007. Estimated annual defined benefits pension plan contributions are assumed to be consistent with the current expected contribution level of $1.3 million. The defined benefit pension plan has had no new participants added since the plan was frozen in 1994.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements presented under Item 8 of this Annual Report on Form 10-K.
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
Goodwill and Intangible Assets
The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization for goodwill, excess of cost over fair value of net assets of acquired businesses, and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. At December 31, 2007 and 2006, the Company had no significant intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value. Based on valuations and analysis performed by the Company at December 31, 2007 and 2005, no impairment charge was required. At December 31, 2006, the Company determined that the carrying value of a portion of its goodwill related to the government services business exceeded the implied fair value and recorded a non-cash charge to operating costs of $0.7 million. As a result of the shifting focus to the technical services business combined with the results of the goodwill impairment calculation using the market capitalization method, it was determined that the goodwill for the healthcare services business would be written off. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company.
Revenue Recognition
Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.
Revenues are based primarily on time and materials and substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. Furmanite provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2007, 2006 and 2005.
Revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process related and has no other material deliverables. The Company recognizes revenues on a straight line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. Revenues for the years ended December 31, 2007, 2006, and 2005 using the proportional method were not significant.
The Company records revenues net of sales tax.
Periodically the Company records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web hosted data processing, purchased application software, networking, consulting and support services. These arrangements comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenues under a multiple deliverable arrangement when there are separable deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenues are allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the residual method to allocate value to the delivered and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered and then are recognized as revenues. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered.
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

Comprehensive Income (Loss)
The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company’s financial position or results of operations.
Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock-based employee compensation (options and restricted stock units) under the intrinsic value method as outlined in the provisions of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005, no compensation cost was recognized in the consolidated statements of operations.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted by the Company using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis and not restate prior period financial statements. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures.
As a result of the adoption of SFAS No. 123R, the Company’s net income in 2006 was lower than under the previous accounting method for stock-based compensation by $1.2 million, or a $0.03 per common share effect on basic and diluted net loss per common share. The stock-based compensation was comprised of $1.0 million for the issuance of restricted stock units in December 2006 and $0.2 million for the expense related to stock options. Due to the Company’s current domestic tax position, there was no tax effect from the stock-based compensation.
Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company’s common stock sooner than they could have under their original grants. Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The future compensation expense under SFAS No. 123R that would have been recorded in subsequent periods with respect to the 614,646 options that were vested early was $0.4 million. Compensation expense recognized in the consolidated statements of operations for the period ended December 31, 2006 includes options issued after June 3, 2005.
Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the years ended December 31, 2007, 2006 or 2005. Unrecognized tax benefits at December 31, 2006 and December 31, 2007 of $0.9 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing would impact the effective foreign tax rate if recognized.
Deferred tax assets and liabilities result from temporary differences between the US GAAP and tax treatment of certain income and expense. The Company must assess and make estimates regarding, the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2007 and 2006, the Company’s valuation allowance was $22.7 million and $25.2 million, respectively.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for the year 2004 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in 1991, 1992, 2002 and 2003 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded generally for years through 2000.
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
New Accounting Pronouncements
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this standard in 2008 and is currently evaluating the potential impact on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the funded status of each pension and other post retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, the Company adopted this provision of SFAS No. 158 and initially applied it to the funded status of the pension plan as of December 31, 2006. The standard also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, the Company will adopt the provisions of SFAS No. 158 relative to measurement date for the fiscal year ending

December 31, 2008. The Company is currently evaluating the impact, if any, that the measurement date provision of SFAS No. 158 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard in 2008 and is currently evaluating the potential impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No.141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be required in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141R on its consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at December 31, 2007, or for any of the years ended December 31, 2007, 2006 or 2005.
Inflation and Changing Prices
The Company does not operate or conduct business in hyper-inflationary countries nor enter into long-term supply contracts that may impact margins due to inflation. Changes in prices of goods and services are reflected on proposals, bids or quotes submitted to customers.
Item 7a. Quantitative and Qualitative Disclosure About Market Risk
The Company’s principal market risk exposures (i.e., the risk of loss arising from the adverse changes in market rates and prices) are to changes in interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $42.6 million at December 31, 2007, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
A significant portion of the Company’s business is exposed to fluctuations in foreign currency exchange rates. Based on annual 2007 foreign currency-based revenues and operating income of $162.0 million and $26.0 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.6 million and $0.3 million, respectively.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data of the Company begin on page F-3 of this report. Such information is hereby incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures, as defined, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.
Changes in Internal Controls Over Financial Reporting
During the quarter ended December 31, 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of evaluation. As a result, no corrective actions were required or taken.
Item 9b. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
The information required by Items 401, 405 and 406 of Regulation S-K in response to this item is contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by Item 402 of Regulation S-K in response to this item is contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The equity compensation plan information required by Item 201(d) and the information required by Item 403 of Regulation S-K in response to this item is contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
The information required by Item 404 of Regulation S-K in response to this item is contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A in response to this item is contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

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

3.8
By-laws of the Registrant, as amended and restated September 14, 2006, filed as exhibit 3.8 to the Registrant’s 10-K for the year then ended December 31, 2006, which exhibit is hereby incorporated by reference.

3.9
By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.1 to the Registrant’s Current Report on From 8-K filed on June 20, 2007, which exhibit is incorporated by reference.

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

10.6*
Furmanite Corporation (formerly Xanser Corporation and formerly Kaneb Services, Inc.) Savings Investment Plan, as amended, filed as Exhibit 4.10 of the exhibits to the Registrant’s Registration Statement on Form S-8 (“Form S-8”) (S.E.C. File No. 033-41295) as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14067), and as Exhibit 4.9 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-83968), which exhibits are hereby incorporated by reference.

10.7*
Furmanite Corporation (formerly Xanser Corporation and formerly Kaneb Services, Inc.) 1994 Stock Incentive Plan, filed as Exhibit 4.12 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 033-54027), as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, and as Exhibit 10.1 to the exhibits of the Registrant’s Form 10-Q for the period ended June 30, 2003, which exhibits are hereby incorporated by reference.

10.8*	Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit 4.12 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 033-58981), which exhibit is hereby incorporated by reference.

10.9*	Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.6 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.10*
Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.6 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-22109), and as supplemented, filed as Exhibit 4.2 to the Exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-60195), which exhibits are hereby incorporated by reference.

10.11*
Kaneb Services, Inc. 1994 Stock Option Agreements, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-34496), which exhibits are hereby incorporated by reference.

10.12*	Form of Termination Agreement, filed as Exhibit 10.10 to the exhibits of the Registrant’s Form 10-K for the year ended December 31, 1996, which exhibit is hereby incorporated by reference.

10.13*	Form of Indemnification Agreement, filed as Exhibit 10.11 to the Registrant’s Form 10-K for the year ended December 31, 1998, which exhibit is hereby incorporated by reference.

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

21.1	List of subsidiaries of the Registrant, filed herewith.

23.1	Consent of Grant Thornton LLP, filed herewith.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 17, 2008.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 17, 2008.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 17, 2008.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 17, 2008.

*	Denotes management contracts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited Furmanite Corporation and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furmanite Corporation and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on Furmanite Corporation and subsidiaries internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Furmanite Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furmanite Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2007 and our report dated March 17, 2008 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Dallas, Texas
March 17, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited the accompanying consolidated balance sheets of Furmanite Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity, cash flows, and comprehensive income (loss) for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furmanite Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006 and Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company adopted Staff Accounting Bulletin No. 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006. As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for unrecognized tax benefits as of January 1, 2007, in connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furmanite Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2008 expressed an unqualified opinion.
/s/ Grant Thornton LLP
Dallas, Texas
March 17, 2008

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$31,570	$23,937
Accounts receivable, trade (net of allowance for doubtful accounts of $4,011 in 2007 and $3,341 in 2006)	62,552	59,528
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories	24,213	21,411
Prepaid and other current assets	5,616	5,158

Total current assets	125,394	111,477

Property and equipment	57,505	51,523
Less accumulated depreciation and amortization	27,663	25,554

Property and equipment, net	29,842	25,969

Goodwill	13,148	13,148
Pension asset (excess of fair value over projected obligation)	430	—
Other assets	3,239	5,906

Total assets	$172,053	$156,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,025	$14,905
Accrued expenses and other current liabilities	26,341	22,425
Income tax payable	3,542	2,581
Bank overdraft	—	1,553
Current portion of long-term debt	2,569	787

Total current liabilities	48,477	42,251

Long-term debt, less current portion	43,185	48,721
Net pension liability	—	3,042
Other liabilities	2,055	1,881

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 39,959,792 shares issued in 2007 and 39,258,025 shares issued in 2006	4,643	4,558
Additional paid-in capital	128,363	124,884
Retained earnings (accumulated deficit)	(40,943)	(53,438)
Accumulated other comprehensive income	4,467	2,921
Treasury stock	(18,194)	(18,320)

Total stockholders’ equity	78,336	60,605

Total liabilities and stockholders’ equity	$172,053	$156,500

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Services	$290,287	$245,850	$146,975
Products	—	538	6,906

Total revenues	290,287	246,388	153,881

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	187,055	160,755	100,264
Depreciation and amortization	4,772	3,692	3,514
Selling, general and administrative	77,813	79,120	51,763
Write-off of goodwill	—	654	—
Gain on sale of assets	—	—	(2,102)
Provision for lease termination costs	—	267	1,333

Total costs and expenses	269,640	244,488	154,772

Operating income (loss)	20,647	1,900	(891)

Interest and other income, net	1,041	866	660
Interest expense	(3,274)	(2,807)	(1,040)

Income (loss) before income taxes	18,414	(41)	(1,271)
Income tax expense	(5,919)	(3,391)	(2,995)

Net income (loss)	$12,495	$(3,432)	$(4,266)

Earnings (loss) per common share:
Basic	$0.35	$(0.10)	$(0.13)
Diluted	$0.35	$(0.10)	$(0.13)

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	35,514	34,743	32,911
Diluted	36,052	34,743	32,911
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Retained	Accumulated
				Additional	Earnings	Other
	Common Shares		Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit)	Income (Loss)	Stock	Total

Balance at January 1, 2005	37,353,755	5,736,501	$4,335	$126,550	$(46,299)	$(2,516)	$(26,180)	$55,890
Net loss	—	—	—	—	(4,266)	—	—	(4,266)
Common stock issued	1,451,940	(657,225)	172	507	—	—	3,050	3,729
Deferred stock units, vested	—	(681,264)	—	(2,576)	—	—	3,102	526
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	(1,183)	—	(1,183)
Foreign currency translation adjustment	—	—	—	—	—	(3,392)	—	(3,392)

Balance at December 31, 2005	38,805,695	4,398,012	$4,507	$124,481	$(50,565)	$(7,091)	$(20,028)	$51,304
Staff Accounting Bulletin No. 108 adjustments	—	—	—	—	997	—	—	997

Revised Balance at December 31, 2005	38,805,695	4,398,012	4,507	124,481	(49,568)	(7,091)	(20,028)	52,301
Net loss	—	—	—	—	(3,432)	—	—	(3,432)
Stock based compensation	452,330	(321,049)	51	403	—	—	1,708	2,162
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	2,750	—	2,750
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	2,129	—	2,129
Adjustment to previously provided tax exposures related to business distributed to common stockholders	—	—	—	—	(438)	—	—	(438)
Foreign currency translation adjustment	—	—	—	—	—	5,133	—	5,133

Balance at December 31, 2006	39,258,025	4,076,963	4,558	124,884	(53,438)	2,921	(18,320)	60,605
Net income	—	—	—	—	12,495	—	—	12,495
Stock-based compensation	139,139	(28,000)	15	589	—	—	126	730
Conversion of convertible debentures to common stock	562,628	—	70	2,890	—	—	—	2,960
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	(1,247)	—	(1,247)
Foreign currency translation adjustment	—	—	—	—	—	2,793	—	2,793

Balance at December 31, 2007	39,959,792	4,048,963	$4,643	$128,363	$(40,943)	$4,467	$(18,194)	$78,336

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Operating activities:
Net income (loss)	$12,495	$(3,432)	$(4,266)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,772	3,692	3,514
Provision for doubtful accounts	917	1,836	1,050
Gain on sale of assets	—	—	(2,102)
Provision for lease termination costs	—	267	1,333
Deferred income taxes	79	(473)	(80)
Stock-based compensation expense	218	1,155	—
Write-off of goodwill	—	654	—
Changes in operating assets and liabilities — net of business acquisition:
Accounts receivable	(3,941)	(5,928)	309
Inventories	(2,802)	(4,121)	(1,513)
Prepaid expenses and other current assets	(570)	355	60
Accounts payable	1,120	233	1,573
Accrued expenses	3,916	485	1,218
Income tax payable	961	(4,123)	(249)
Other, net	(511)	3,033	(839)

Net cash provided by (used in) operating activities	16,654	(6,367)	8

Investing activities:
Capital expenditures	(8,097)	(7,205)	(4,215)
Acquisition, net of cash received	—	(3,003)	(18,793)
Proceeds from sale of assets	—	—	5,400

Net cash used in investing activities	(8,097)	(10,208)	(17,608)

Financing activities:
Borrowings	—	18,583	17,056
Payments on debt	(713)	(2,770)	(1,948)
Issuance of common stock	512	1,007	2,770
Decrease in receivable from businesses distributed to common stockholders	—	—	215
Bank overdrafts	(1,553)	1,553	—

Net cash provided by (used in) financing activities	(1,754)	18,373	18,093

Effect of exchange rate changes on cash	830	613	(565)

Increase (decrease) in cash and cash equivalents	7,633	2,411	(72)
Cash and cash equivalents at beginning of year	23,937	21,526	21,598

Cash and cash equivalents at end of year	$31,570	$23,937	$21,526

Supplemental cash flow information:
Cash paid for interest	$3,202	$2,501	$987
Cash paid for income taxes	$5,416	$2,765	$1,953
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$12,495	$(3,432)	$(4,266)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	(1,247)	2,750	(1,183)
Foreign currency translation adjustments	2,793	5,133	(3,392)

Total other comprehensive income (loss)	1,546	7,883	(4,575)

Comprehensive income (loss)	$14,041	$4,451	$(8,841)

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
1.	Description of Business and Summary of Significant Accounting Policies
Description of Business
On May 17, 2007, Xanser Corporation changed its name to Furmanite Corporation after the company’s shareholders ratified the name change at the annual shareholder meeting. The company’s shares began trading on the New York Stock Exchange under the ticker symbol FRM, effective May 18, 2007, instead of the ticker symbol XNR. The company’s website also changed from www.xanser.com to www.furmanite.com.
Furmanite Corporation (the “Parent Company”) through its subsidiaries (the “Company”) provide specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, North America, Latin America and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). Furmanite currently operates major North American offices in the United States in Sulphur, Louisiana; La Place, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Saraland, Alabama; Houston, Texas; San Francisco, California; Los Angeles, California; Hobart, Indiana; Kent, Washington and Salt Lake City, Utah. The worldwide operations are further supported by offices currently located in Australia, Bahrain, Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, India, Indonesia, Italy, Japan, Kuwait, Thailand, the United Arab Emirates and Venezuela. The Company also provides information technology services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. The combination of Furmanite and Xtria are representative of the operations of “Furmanite Group.”
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing businesses (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At December 31, 2007 and 2006, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provision of the Distribution Agreement.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Cash and Cash Equivalents
The Company’s policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. Cash in foreign bank accounts at December 31, 2007 and 2006 was $13.6 million and $8.4 million, respectively.
Accounts Receivable
The majority of accounts receivable are due from companies involved with petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-processing facilities. Unbilled amounts included in accounts receivable were related to governmental contracts totaling $1.8 million and $2.1 million at December 31, 2007 and 2006, respectively. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts for doubtful accounts receivable based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes-off accounts receivable when they become uncollectible. Any payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
Changes in the allowance for doubtful accounts receivable for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Allowance for doubtful accounts receivable at January 1, 2005	$667
Charged to costs and expenses	1,050
Write-offs, net of recoveries	(224)

Allowance for doubtful accounts receivable at December 31, 2005	1,493
Charged to costs and expenses	1,836
Charged to other accounts	54
Write-offs, net of recoveries	(42)

Allowance for doubtful accounts receivable at December 31, 2006	3,341
Charged to costs and expenses	917
Charged to other accounts	55
Write-offs, net of recoveries	(302)

Allowance for doubtful accounts receivable at December 31, 2007	$4,011

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality and carrying cost is reduced accordingly if the review indicates a reduction in value is required. Inventories consumed or products sold are included in operating costs.
Property and Equipment
Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed in the period in which they are incurred. Depreciation of property and equipment is provided on the straight-line basis at rates based upon the expected useful lives of the various classes of assets. The expected useful lives of property and equipment are generally: buildings — 40 years, machinery and equipment — five to ten years, furniture and fixtures — three to five years, vehicles — four to five years and other — two to five years.
The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under SFAS No. 144, the carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that an impairment may exist, using undiscounted future cash flows. To the extent impairment is indicated to exist, an impairment loss will be recognized based on fair value. No impairments of long-lived assets were recorded during 2007, 2006 or 2005.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Goodwill and Intangible Assets
The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates the amortization for goodwill, excess of cost over fair value of net assets of acquired businesses, and other intangible assets with indefinite lives. Under SFAS No. 142, intangible assets with lives restricted by contractual, legal or other means will continue to be amortized over their useful lives. At December 31, 2007 and 2006, the Company had no significant intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value. Based on valuations and analysis performed by the Company at December 31, 2007 and 2005, no impairment charge was required. At December 31, 2006, the Company determined that the carrying value of a portion of its goodwill related to government services business exceeded the implied fair value and recorded a non-cash charge to operating costs of $0.7 million. As a result of the shifting focus to the technical services business combined with the results of the goodwill impairment calculation using the market capitalization method, it was determined that the goodwill for the healthcare services business would be written off. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company. At December 31, 2007 and 2006, $2.1 million of indefinite-lived intangible assets (primarily tradenames) were included in other assets on the consolidated balance sheet. Gross finite-lived intangible assets of $0.3 million were also included in other assets at December 31, 2007 and 2006 with accumulated amortization of $0.1 million and $0.2 million, respectively.
Revenue Recognition
Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.
Revenues are based primarily on time and materials and substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. Furmanite Group provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three years ended December 31, 2007, 2006 and 2005.
Revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process related and has no other material deliverables. The Company recognizes revenues on a straight line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. Revenues for the years ended December 31, 2007, 2006, and 2005 using the proportional method were not significant.
The Company records revenues net of sales tax.
Periodically the Company records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web hosted data processing, purchased application software, networking, consulting and support services. These arrangements comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenues under a multiple deliverable arrangement when there are separable deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenues are allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the residual method to allocate value to the delivered

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered and then are recognized as revenues. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered. These transactions have not been significant in any of the three years ended December 31, 2007.
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
Comprehensive Income (Loss)
The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income, for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 only requires additional disclosure and does not affect the Company’s financial position or results of operations.
Stock-Based Compensation
Prior to January 1, 2006, the Company accounted for stock-based employee compensation (options and restricted stock units) under the intrinsic value method as outlined in the provisions of Accounting Principles Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through December 31, 2005, no compensation cost was recognized in the consolidated statements of operations.
Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted by the Company using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis and not restate prior period financial statements. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures.
As a result of the adoption of SFAS No. 123R, the Company’s net income in 2006 was lower than under the previous accounting method for stock-based compensation by $1.2 million, or a $0.03 per common share effect on basic and diluted net loss per common share. The stock-based compensation was comprised of $1.0 million for the issuance of restricted stock units in December 2006 and $0.2 million for the expense related to stock options. Due to the Company’s current domestic tax position, there was no tax effect from the stock-based compensation.
Effective June 3, 2005, the Company vested all outstanding options to give the option holders the opportunity to become owners of the Company’s common stock sooner than they could have under their original grants. Shares issued upon exercise of the previously unvested portion of those options must be held and not sold until the date on which they would have otherwise vested under the terms of the original option grant and the plan. The future compensation expense under SFAS No. 123R that would have been recorded in subsequent periods with respect to the 614,646 options that were vested early was $0.4 million. Compensation expense recognized in the consolidated statements of operations for the period ended December 31, 2006 includes options issued after June 3, 2005.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet.
The Company then assesses the likelihood of realizing benefits related to such assets by considering factors such as historical taxable income and the Company’s ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. If the realization of these assets is not likely based on these factors, a valuation allowance is established against the deferred tax assets. Accordingly, a full valuation allowance on domestic taxes was required at December 31, 2007 and 2006.
Reclassifications
Certain reclassifications have been made to prior balances to conform to the classifications used for 2007. The 2006 balance sheet numbers have been adjusted to reflect the reclass of $0.2 million of accounts receivable, trade that had previously been netted in accounts payable. The income statement was revised to group operating costs and cost of products sold into one line which is now called operating costs. Additionally, for 2006, a $0.1 million reclass was made from depreciation and amortization to selling, general and administrative costs.
The cash flow has been adjusted for both 2006 and 2005. The change in accounts payable and accrued expenses in the operating activities section has been expanded into accounts payable, accrued expenses and income tax payable. The other, net in the investing activities section has been reclassified to other, net in the operating activities section to more accurately reflect operating activities. For 2005, the effect of the sale of software and technology assets of the government and other services business was reclassified from other, net in the operating activities section in the amount of $0.3 million to the categories that the sale actually affected such as prepaid expenses and other current assets, accounts payable and accrued expenses. For 2006, the $1.5 million bank overdraft was changed from a use of cash in the 2006 Form 10-K to a source of cash since this represents the inception of the bank overdraft which would be a source of cash. This revision also created a change in accounts payable from what was reported in December 2006. The $0.2 million reclass from accounts receivable, trade mentioned above caused a change in the accounts receivable and accounts payable lines in the operating activities section. Additionally, the $0.1 million reclass from depreciation and amortization to selling, general and administrative mentioned above created a change in depreciation and amortization as well as other, net in the operating activities section. The net change for operating activities was a net use of cash of $0.3 million and $0.4 million for 2006 and 2005, respectively while the net change in investing activities was a source of cash of $0.4 million in 2006 and a use of cash of $2.8 million in 2005. Financing activities benefited from a net source of cash of $3.1 million in 2006.
Derivative Instruments
The Company does not have any derivative financial instruments.
New Accounting Pronouncements
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements, the “roll-over” method and the “iron curtain” method. While the roll-over method primarily quantifies the amount by which the current year income statement is misstated, the iron curtain method primarily quantifies the error as the cumulative amount by which the current year balance sheet is misstated.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company will adopt this standard in 2008 and is currently evaluating the potential impact on its consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R). SFAS No. 158 requires an employer to recognize the funded status of each pension and other post retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts to be recorded in other comprehensive income. As required, the Company adopted this provision of SFAS No. 158 and initially applied it to the funded status of the pension plan as of December 31, 2006. The standard also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, the Company will adopt the provisions of SFAS No. 158 relative to measurement date for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This pronouncement is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard in 2008 and is currently evaluating the potential impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No.141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be required in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 141R on its consolidated financial statements.
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
2. Acquisition
On December 31, 2005, the Company’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with its wholly owned subsidiaries Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA and Furmanite GSG BV (collectively “Acquisition Group”)) entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V. (collectively “Flowserve”)), pursuant to which Acquisition Group acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG related to site contamination at the properties in the United States, for a total net cash consideration of approximately $21.8 million, including transaction costs of $4.5 million, which was finalized in December 2006. GSG provided hot tapping services and maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The transaction was consummated as of the close of business on December 31, 2005.
In connection with the Acquisition, on December 31, 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”) entered into the Second Amendment (the “Second Amendment”) to its Amended and Restated Loan Agreement (the “Loan Agreement”) dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million. On December 31, 2005, FWI funded the cost of the Acquisition and certain transaction costs by borrowing $15.6 million (see Note 7).
The Acquisition was accounted for under SFAS No. 141, Business Combinations, with the consolidated balance sheet at December 31, 2005 including the net assets acquired. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values and did not result in any goodwill or identifiable intangible assets. The final allocation of the purchase price as of December 31, 2006 was as follows (in thousands):

Cash consideration paid to seller	$17,247
Transaction costs and other	4,549

Fair value of net assets acquired	$21,796

Accounts receivable	$14,670
Inventories	6,243
Other current assets	464
Property and equipment	9,788
Accounts payable	(6,515)
Accrued expenses	(974)
Long-term liabilities	(1,880)

Net assets acquired	$21,796

The following unaudited pro forma financial information includes the revenues and direct expenses of the operations of GSG, excluding certain income and expenses such as interest income, interest expense and income taxes, as they were not directly associated with the operations of GSG and including costs incurred for administrative and executive management functions allocated to the GSG operations by Flowserve. The unaudited pro forma financial information assumes that the acquisition of the operations of GSG was completed on January 1, 2005 and includes adjustments to depreciation expense for the new basis of property and equipment resulting from the purchase price allocation for the acquisition of GSG and to interest expense to reflect an increase related to the debt to finance the acquisition of GSG, including additional working capital requirements. The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred if the purchase had taken place at the beginning of the period or the results of future periods.
Assuming the GSG acquisition had occurred on January 1, 2005, unaudited pro forma revenues, net loss and net loss per share would have been $256.4 million, $8.8 million and $0.27, respectively, for the year ended December 31, 2005.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
3. Earnings Per Share
Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding and earnings per share include the following for the years ended December 31, (in thousands, except per share data):

	2007	2006	2005
Net income (loss)	$12,495	$(3,432)	$(4,266)
Basic weighted-average common shares outstanding	35,514	34,743	32,911
Dilutive effect of common stock equivalents	538	—	—

Diluted weighted-average common shares outstanding	36,052	34,743	32,911

Income (loss) per share:
Basic	$0.35	$(0.10)	$(0.13)
Dilutive	$0.35	$(0.10)	$(0.13)
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the year ended December 31, 2007, 2006 and 2005, because the effects of assumed conversion would be anti-dilutive. Also, 55,000 outstanding stock options were excluded from the December 31, 2007 computation of diluted earnings per share because their exercise price was greater than the average stock price for the quarter. As a result of the net loss for 2006 and 2005, all 1,013,675 and 1,611,694 stock options, respectively, were excluded from the computation of diluted earnings per share due to anti-dilution.
4. Inventories
Inventories consisted of the following at December 31, (in thousands):

	2007	2006
Raw materials and supplies	$13,770	$12,633
Work-in-process	8,100	6,970
Finished goods	2,343	1,808

Total inventories	$24,213	$21,411

5. Property and Equipment
The cost of property and equipment is as follows at December 31, (in thousands):

	2007	2006
Land	$1,305	$1,305
Buildings	5,618	5,566
Machinery and equipment	30,862	23,592
Furniture and fixtures	7,567	9,856
Vehicles	6,014	5,940
Construction in progress	2,016	1,721
Other	4,123	3,543

Total property and equipment	57,505	51,523
Less accumulated depreciation and amortization	27,663	25,554

Net property and equipment	$29,842	$25,969

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Equipment and vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2007	2006
Vehicles	$4,684	$4,728
Equipment	362	362

Total capital leases	5,046	5,090
Less accumulated depreciation and amortization	3,927	3,185

Net equipment acquired under capital leases	$1,119	$1,905

During 2005, Furmanite Group embarked on an aggressive plan to reduce infrastructure cost, eliminate redundancies and dispose of non-core assets in the government business. Consistent with the plan, Furmanite Group entered into a series of transactions including the sale of software and technology assets for $5.4 million which resulted in a net gain of $2.1 million, consolidating and closing of leased facilities and write-down of related assets which resulted in a total charge of $1.3 million. The aggregate net effect of these transactions was a net gain of $0.8 million in 2005 and is included in selling, general and administrative in the consolidated statement of operations.
6. Accrued Expenses
Accrued expenses consisted of the following at December 31, (in thousands):

	2007	2006
Compensation and benefits	$9,833	$7,099
Employee expenses, travel and training	564	155
Asset and equipment cost of sales	2,009	1,197
Value added tax payable	1,731	1,563
Taxes other than income	1,619	1,251
Interest	422	477
Professional, audit and legal fees	3,320	1,743
Rent	544	232
Other	6,299	8,708

	$26,341	$22,425

7. Long-Term Debt and Capital Lease Obligations
Long-term debt is summarized as follows at December 31, (in thousands):

	2007	2006
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings under $15,000 revolving bank facility (the “$15.0 million facility”)	15,000	15,000
8.75% convertible subordinated debentures due January 2008	2,040	5,000
Capital leases	1,124	1,918

Total long-term debt	45,754	49,508
Less current portion	2,569	787

Total long-term debt, less current portion	$43,185	$48,721

On December 31, 2005, Acquisition Group entered into an Acquisition Agreement with Flowserve pursuant to which Acquisition Group acquired substantially all of the material operating assets of GSG. In connection with the acquisition, FWI entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million facility.
FWI is subject to various financial and operational covenants associated with the $50.0 million facility, including

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At December 31, 2007 and 2006, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 6.2% and 6.4% at December 31, 2007 and 2006, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At December 31, 2007, FWI was in compliance with all covenants under this facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximates $121 million of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at December 31, 2007, the unused borrowing capacity was $6.2 million under the $50.0 million facility.
During 2006, $15.0 million was borrowed under the $15.0 million facility that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2007 and 2006, there were $15.0 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 5.7% and 5.9% at December 31, 2007 and 2006, respectively. The $15.0 million facility matures January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At December 31, 2007, Furmanite was in compliance with all covenants under the $15.0 million facility and there was no unused borrowing capacity under the $15.0 million facility.
The Company’s 8.75% subordinated debentures are convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. During the year ended December 31, 2007, $3.0 million subordinated debentures were converted into 562,628 shares of the Company’s common stock. At December 31, 2006, no holders had converted subordinated debentures into shares of the Company’s common stock. These subordinated debentures matured January 2008 and the final interest payment was made January 2008. During January 2008, $1.9 million subordinated debentures were converted into 358,344 shares of the Company’s common stock.
At December 31, 2007, debt maturities on consolidated debt, including capital leases, were as follows (in thousands):

2008	$2,569
2009	346
2010	42,770
2011	69
2012	—
Thereafter	—

Total	$45,754

8. Retirement Plans
The Company has a defined contribution plan which covers substantially all domestic employees and provides for varying levels of employer matching. Contributions to this plan were $1.2 million, $0.7 million and $0.7 million for 2007, 2006 and 2005, respectively. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.3 million.
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). The benefit is based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12.0% and the employer contributes up to 12.0% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered fund managers. The most recent valuation of the U.K. Plan was performed as of October 31, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
Net pension cost for the U.K. Plan included the following components for the years ended December 31, (in thousands):

	2007	2006	2005
Net periodic pension cost:
Service cost	$805	$638	$518
Interest cost	3,942	3,828	3,605
Expected return on plan assets	(5,274)	(4,396)	(3,896)
Amortization of prior service cost	(122)	(113)	(111)
Recognized net loss	—	815	709

Net periodic pension cost (benefit)	$(649)	$772	$825

The weighted average assumptions used to determine benefit obligations are as follows at December 31,:

	2007	2006
Discount rate	5.8%	5.3%
Rate of compensation increase	3.7%	3.5%
Inflation	3.2%	2.9%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2007	2006
Discount rate	5.3%	5.4%
Expected long-term return on plan assets	7.4%	7.5%
Rate of compensation increase	3.5%	3.4%
Inflation	3.0%	3.0%
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 7.4% overall, 8.9% for equities and 5.4% for bonds.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
The following table sets forth the changes in the benefit obligation and plan assets of the UK Plan for the years ended December 31, (in thousands):

	2007	2006
Projected benefit obligation:
Beginning of year	$72,713	$66,487
Service cost	805	638
Interest cost	3,942	3,828
Participants’ contributions	367	366
Actuarial loss	(2,609)	(5,698)
Benefits paid	(2,862)	(2,490)
Foreign currency translation adjustment and other	1,297	9,582

End of year	73,653	72,713

Fair value of plan assets:
Beginning of year	69,671	54,983
Actual gain on plan assets	4,426	8,258
Employer contributions	1,218	848
Participants’ contributions	367	366
Benefits paid	(2,862)	(2,490)
Foreign currency translation adjustment and other	1,263	7,706

End of year	74,083	69,671

Excess projected obligation under (over) fair value at end of year	$430	$(3,042)

The accumulated benefit obligation for the U.K. Plan was $74.0 million and $69.1 million at December 31, 2007 and 2006, respectively. The pension plan has had no new participants added since the plan was frozen in 1994.
A significant adjustment was made in the fourth quarter of approximately $1.0 million, after tax, to record a reduction of pension expense for 2007. This adjustment would have impacted each of the first three quarters of 2007 by approximately $0.3 million, after tax, which the Company does not consider material to the previously reported quarterly results.
Two actuarial changes in assumptions were made for 2006 which affected the pension liability. These consisted of a retirement age change from 60 years to 63.5 years of age and the allowance for a cash commutation. The 2006 decrease in pension liability was due to approximately 37% attributed to the change in retirement age assumption and approximately 63% attributed to the allowance for cash commutation at retirement.
In September 2006, the FASB issued SFAS No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS No. 158 requires recognition of the over or underfunded status of defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation. For pension plans, the benefit obligation is the projected benefit obligation and for other postretirement plans, the benefit obligation is the accumulated postretirement obligation. Upon adoption, SFAS 158 required the recognition of previously unrecognized actuarial gains and losses and prior service costs within accumulated other comprehensive income, net of tax.
Prior to the adoption of SFAS No. 158, the Company would not have had a liability as of December 31, 2006 after accounting for the two actuarial changes under the provisions of SFAS No. 87, Employers’ Accounting for Pensions, since the accumulated benefit obligation was less than the fair value of plan assets. The incremental effect of the Company’s adoption of SFAS No. 158 was recognition of a long-term pension liability of $3.0 million, representing the excess projected benefit obligation over fair value as of December 31, 2006, and a deferred tax asset of $0.9 million with an offset of $2.1 million to accumulated other comprehensive loss as of December 31, 2006 in the Company’s consolidated balance sheet.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
The U.K. Plan’s weighted average asset allocations are as follows at December 31,:

	2007	2006
Equity securities	56%	50%
Debt securities	38%	41%
Real estate	1%	1%
Cash and other	5%	8%

	100%	100%

The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 55% for equity securities and 45% for debt securities and other.
At December 31, 2007, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2008	$2,953
2009	3,047
2010	3,145
2011	3,246
2012	3,350
Thereafter	18,428

Total	$34,169

9. Stockholders’ Equity
The holders of shares of the Company’s common stock are entitled to one vote for each share held on all matters submitted to a vote of common stockholders. Each share of common stock is entitled to participate equally in dividends, when and if declared, and in the distribution of assets in the event of liquidation, dissolution or winding up of the Company, subject in all cases to any rights of outstanding preferred stock.
Series B Preferred Stock
On April 9, 1998, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 1998. These Rights are substantially similar to, and were issued in replacement of, rights that expired on April 19, 1998, pursuant to the Company’s Stockholders Rights Plan. Pursuant to the replacement plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $15, subject to adjustment. The Rights will not separate from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2008, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2007 and 2006, there were 400,000 Series B Preferred Shares authorized and none were outstanding.
Stock Option Plans
The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally vest over periods of up to five years and expire from five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The stock option plan has 3,600,000 shares authorized and 342,338 shares were available for additional issuance at December 31, 2007.
With the adoption of SFAS No. 123R on January 1, 2006, the Company began recognizing stock-based compensation expense. For the years ended December 31, 2007 and 2006, the Company recognized $0.2 million and $1.2 million of stock-based compensation expense, respectively. There was no stock-based compensation expense for the year ended December 31, 2005 as stock options were measured in accordance with the provisions of APB No. 25 and related interpretations. Due to the Company’s current domestic tax position, there was no tax effect from the stock-based compensation. As of December 31, 2007, there was approximately $0.6 million of total

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
unrecognized compensation expense related to the stock options granted which will be recognized over a weighted-average period of 3.8 years.
The Company used the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS No. 123R in 2007 and 2006 and a single option award approach. This fair value computation is then amortized on a straight-line basis over the requisite service periods of the options, which is generally the vesting period. Black-Scholes was also previously used for the Company’s pro forma information required under SFAS No. 123 for periods prior to fiscal year 2006. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price as well as other assumptions. These assumptions include, but are not limited to, the expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors.
The weighted-average estimated value of employee stock options granted in 2007, 2006 and 2005 were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2007	2006	2005
Expected volatility	34.3% to 36.2%	34.1% to 38.6%	35.6% to 38.2%
Risk-free interest rate	3.6% to 4.4%	4.1% to 5.1%	3.9% to 4.2%
Expected dividends	0%	0%	0%
Expected term in years	5	3.5	3.5
The Company granted 100,000, 125,000 and 605,000 stock options during 2007, 2006 and 2005, respectively, that vest annually over five years. Of the 605,000 stock option grants made during 2005, 20,000 vested early on June 3, 2005 and 60,000 vested immediately. All options were granted at prices equal to the market price at the date of grant. The weighted average fair market value of options granted during 2007, 2006 and 2005 was $9.65, $1.59 and $1.03 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.
The following table reflects net income, diluted earnings per share and pro forma information of the Company for the year ended December 31, 2005 had compensation cost been determined in accordance with the fair value-based method prescribed by SFAS No. 123 (in thousands, except per share data).

Net loss, as reported	$(4,266)
Stock-based employee compensation expense determined under the fair value based method (1)	(506)

Pro forma net loss	$(4,772)

Loss per share:
Basic and diluted, as reported	$(0.13)
Basic and diluted, pro forma (2)	$(0.14)

(1)	Stock-based compensation expense for periods prior to year 2006 was calculated based on the pro forma application of SFAS No. 123.

(2)	Earnings per share for periods prior to year 2006 represent pro forma information based on SFAS No. 123.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
The changes in stock options outstanding for the Company’s plans for the years 2007, 2006 and 2005 were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(Years)	($000)
Outstanding at January 1, 2005	3,334,174	$1.87
Granted	605,000	$3.06
Exercised	(2,088,741)	$1.68
Forfeited	(238,739)	$1.75

Outstanding at December 31, 2005	1,611,694	$2.47
Granted	125,000	$4.84
Exercised	(512,019)	$2.18
Forfeited	(211,000)	$2.83

Outstanding at December 31, 2006	1,013,675	$2.84
Granted	100,000	$9.65
Exercised	(153,377)	$2.37
Forfeited	(30,000)	$4.65

Outstanding at December 31, 2007	930,298	$3.59	3.8	$7,642

Exercisable at December 31, 2007	506,298	$2.42	3.9	$4,751

The aggregate fair value of stock options exercised during the periods ended December 31, 2007, 2006, and 2005 was $0.2 million, $0.5 million and $2.2 million, respectively. The aggregate intrinsic value of stock options exercised during the periods ended December 31, 2007, 2006, and 2005 was $1.3 million, $1.2 million and $1.7 million, respectively.
A summary of the status of the Company’s nonvested options as of December 31, 2007, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at December 31, 2006	445,000	$1.19
Granted	100,000	$3.56
Vested	(101,000)	$1.15
Forfeited	(20,000)	$1.53

Nonvested at December 31, 2007	424,000	$1.36

The aggregate intrinsic value of stock options vested during the periods ended December 31, 2007, 2006, and 2005 was $0.8 million, $0.2 million and $0.1 million, respectively. The aggregate fair value of stock options vested was $0.1 million during each of the periods ended December 31, 2007, 2006 and 2005.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
At December 31, 2007, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average	Average
					Outstanding	Exercisable
			Average Price per		Remaining	Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual	Contractual
Price	Outstanding	Exercisable	Options	Options	Life (Years)	Life (Years)
$1.15 - $2.29	151,428	151,428	$1.59	$1.59	1.3	1.3
$2.30 - $3.13	246,370	246,370	$2.46	$2.46	5.8	5.8
$3.14 - $11.80	532,500	108,500	$4.68	$3.47	3.5	3.4

	930,298	506,298	$3.59	$2.42	3.8	3.9

Cash received from option exercises under the stock option plans for the years ended December 31, 2007, 2006 and 2005, was $0.5 million, $1.0 million and $2.8 million, respectively.
Restricted Stock Units
During 2006, the Company granted 280,000 restricted stock units (“RSUs”) to its directors and certain employees at a grant date fair value of $5.40 per share. Of the RSUs granted, 180,000 units vested immediately (which equates to a fair value of $972,000) while 100,000 units cliff vest at the end of four to five years. The RSUs may not be sold until after December 6, 2011 or, in the case of directors, until they cease to be a director of the Company. The fair value of the RSUs was determined based on the closing stock price on the date of grant. The aggregate fair value and intrinsic valve of nonvested RSUs at December 31, 2007 was $0.6 million and $1.2 million, respectively. As of December 31, 2007, there was approximately $0.4 million of total unrecognized compensation expense related to the RSUs which will be recognized over the next three to four years.
Deferred Stock Unit Plans
In 2002, the Company initiated a Deferred Stock Unit Plan (the “2002 DSU Plan”), pursuant to which key employees of the Company were, from time to time, given the opportunity to defer a portion of their compensation for a specified period toward the purchase of deferred stock units (“DSUs”), an instrument designed to track the Company’s common stock. Under the 2002 DSU Plan, DSUs are purchased at a value equal to the closing price of the Company’s common stock on the day by which the employee must elect, if they so desire, to participate in the 2002 DSU Plan; which date is established by the Compensation Committee, from time to time (the “Election Date”). During the vesting period of one to three years following the Election Date, a participant’s DSUs vested only in an amount equal to the lesser of the compensation actually deferred to date or the value, based upon the then-current closing price of the Company’s common stock, of the pro-rata portion as of such date of the number of DSUs acquired. After the expiration of the vesting period, which is typically the same length as the deferral period, the DSUs became fully vested, but could only be distributed through the issuance of a like number of shares of the Company’s common stock on a pre-selected date, which is irrevocably selected by the participant on the Election Date and which is typically at or after the expiration of the vesting period and no later than ten years after the Election Date, or at the time of a “change of control” of the Company, if earlier. DSU accounts are unfunded by the Company. Each person that elected to participate in the 2002 DSU Plan was awarded, under the Company’s stock incentive plan, an option to purchase a number of shares of the Company’s common stock ranging from one-half to one and one-half times, depending on the length of deferral, the number of DSUs purchased by such person at 100 percent of the closing price of the Company’s common stock on the Election Date, which options became exercisable over a specified period after the grant, according to a schedule determined by the Compensation Committee. Effective March 15, 2005, substantially all of the deferral periods had expired and the DSU accounts were vested under the terms of the Plan.
In 1996, the Company initiated a Deferred Stock Unit plan (the “1996 DSU Plan”) with terms and conditions similar to the 2002 DSU Plan. In connection with the Distribution, KSL agreed to issue to all DSU holders the number of DSUs equivalent in price to KSL shares issuable in the Distribution. All other terms remained unchanged. Similarly, the Company agreed to issue to employees of KSL who held DSUs, the number of shares of the Company’s common stock subject to the DSUs held by those employees.
In July 2005, both of the Company’s Deferred Stock Unit Plans (“2002 DSU Plan” and “1996 DSU Plan”) were

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
terminated and 681,264 shares of the Company’s common stock were distributed to DSU Plan participants from shares held by the Company as treasury stock.
10. Other Comprehensive Income
Accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet includes the following at December 31, (in thousands):

	2007	2006
Minimum pension liability	$(4,166)	$379
Adjustment to initially apply adoption of SFAS No. 158	—	(3,042)
Deferred tax asset	1,169	913

Net minimum pension liability	(2,997)	(1,750)

Foreign currency translation adjustment	7,464	4,671

	$4,467	$2,921

The $4.2 million minimum pension liability at December 31, 2007 consists of a net actuarial loss of $5.3 million which is offset by an unamortized prior service cost of $1.1 million.
11. Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the years ended December 31, 2007, 2006 or 2005. Unrecognized tax benefits at December 31, 2006 and December 31, 2007 of $0.9 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the year December 31, 2007 is as follows (in thousands):

Balance at December 31, 2006	$877
Additions based on tax positions related to the current year	385
Reductions due to lapses of statutes of limitations	(265)

Balance at December 31, 2007	$997

The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for the year 2004 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in 1991, 1992, 2002 and 2003 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded generally for years through 2000. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
Income (loss) before income tax expense is comprised of the following components for the years ended December 31, (in thousands):

	2007	2006	2005
Domestic operations	$404	$(13,809)	$(10,038)
Foreign operations	18,010	13,768	8,767

Income (loss) before income taxes	$18,414	$(41)	$(1,271)

Income tax expense (benefit) is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2007:
Current	$185	$5,559	$96	$5,840
Deferred	—	79	—	79

	$185	$5,638	$96	$5,919

2006:
Current	$—	$4,004	$(140)	$3,864
Deferred	—	(473)	—	(473)

	$—	$3,531	$(140)	$3,391

2005:
Current	$—	$3,057	$18	$3,075
Deferred	—	(80)	—	(80)

	$—	$2,977	$18	$2,995

The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes for the years ended December 31, are as follows (in thousands):

	2007	2006	2005
Expected tax expense (benefit) at statutory rates	$6,261	$(14)	$(432)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(2,489)	4,028	4,291
State income taxes, net	516	(220)	(431)
Foreign tax rate differences	(586)	(1,161)	(136)
Permanent differences	2,572	(88)	(270)
Resolution of state and foreign tax issues	(67)	49	(80)
Adjustment to net operating loss carryforwards	(473)	1,042	—
Other	185	(245)	53

	$5,919	$3,391	$2,995

Income tax expense/benefit differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions.
At December 31, 2007, the Company had available domestic tax NOLs, which will expire, if unused, as follows: $6.7 million in 2022; $10.9 million in 2023; $12.2 million in 2025 and $4.0 million in 2026. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
Deferred tax assets and liabilities result from temporary differences between the US GAAP and tax treatment of certain income and expense. The Company must assess and make estimates regarding, the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2007 and 2006, the Company’s valuation allowance was $22.7 million and $25.2 million, respectively. The net deferred tax assets in 2007 and 2006 relate to foreign tax matters.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2007	2006
Deferred tax assets:
Federal net operating loss carryforwards	$11,836	$17,001
Alternative minimum tax credit carryforwards	2,689	2,504
State net operating loss carryforwards	1,184	1,700
Accrued liabilities	3,481	2,321
Intangibles	1,022	1,259
Foreign subsidiaries, primarily accrued liabilities	3,843	3,978
Other	652	660

Total gross deferred tax assets	24,707	29,423

Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation	(618)	(291)
Foreign deferred tax liabilities	(84)	(299)

Net deferred tax asset before valuation allowance	24,005	28,833
Less valuation allowance	(22,665)	(25,154)

Net deferred tax asset	$1,340	$3,679

Current net deferred tax assets of $0.3 million and $0.1 million and long-term net deferred tax assets of $1.0 million and $3.6 million were recorded at December 31, 2007 and 2006, respectively.
The deferred income tax rate for the United Kingdom changed from 30 percent to 28 percent during 2007.
12. Commitments and Contingencies
The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $8.2 million for 2007, $6.3 million for 2006 and $3.9 million for 2005. Included in total costs and expenses in 2005 is $1.3 million in estimated termination costs which includes future rents on corporate leased facilities that were closed in order to reduce infrastructure costs of the government services business. During 2006, the provision for lease termination costs was increased by $0.3 million in addition to the $1.3 million recorded in 2005. The total lease provision of $1.6 million was paid in 2006.
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at December 31, 2007 and 2006.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
At December 31, 2007, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2008	$581	$5,497
2009	370	4,521
2010	190	3,223
2011	70	2,333
2012	—	1,092
Thereafter	—	1,969

Total minimum lease payments	$1,211	$18,635

Less amounts representing interest	87

Present value of net minimum lease payments	$1,124

A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. While the subsidiary worked only in a defined area at one of the three facilities involved in the customer’s civil settlement with the governmental regulatory agency, the customer’s complaint seeks damages in an amount that the subsidiary believes represents the total $4.25 million amount of the civil settlement for all three facilities plus the customer’s agreement to spend no less than $4.25 million in supplemental environmental projects to reduce air emissions that relates to all three facilities and also seeks unspecified punitive damages. Discovery has begun, and a trial date of November 18, 2008 has been set in the Common Pleas Court of Allen County, Ohio. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory data services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facility and will vigorously defend against the customers’ claims.
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The Company intends to vigorously pursue this matter.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of December 31, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
13. Business Segment Data and Geographical Information
The following geographical area information includes revenues by major service line and operating income (loss) based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Year ended December 31, 2007:
Under pressure services	$44,380	$37,256	$9,452	$91,088
Turnaround services	61,934	74,636	19,531	156,101
Other services	22,002	18,832	2,264	43,098

Total revenues	$128,316	$130,724	$31,247	$290,287

Operating income (loss)	$(5,342)	$18,991	$6,998	$20,647

Year ended December 31, 2006:
Under pressure services	$42,724	$30,084	$7,315	$80,123
Turnaround services	39,437	64,652	14,663	118,752
Other services	26,152	18,638	2,723	47,513

Total revenues	$108,313	$113,374	$24,701	$246,388

Operating income (loss)	$(18,163)	$14,740	$5,323	$1,900

Year ended December 31, 2005:
Under pressure services	$18,210	$26,769	$6,109	$51,088
Turnaround services	9,557	37,673	13,176	60,406
Other services	23,708	15,325	3,354	42,387

Total revenues	$51,475	$79,767	$22,639	$153,881

Operating income (loss)	$(13,748)	$9,646	$3,211	$(891)
The following geographical area information includes total assets based on physical location at December 31, (in thousands):

	2007	2006
United States	$89,650	$86,844
Europe	65,252	55,187
Asia-Pacific	17,151	14,469

	$172,053	$156,500

Included in the Europe geographic region for the years ended December 31, 2007, 2006 and 2005 are United Kingdom revenues of $66.5 million, $61.0 million and $49.4 million, respectively, and United Kingdom operating income of $14.3 million, $10.6 million and $7.5 million, respectively. At December 31, 2007, 2006 and 2005, United Kingdom property and equipment, net was $6.2 million, $6.2 million and $4.9 million, respectively.
Due to the insignificance of the government and other services business, the Company is no longer presenting segment information. Previously, the Company showed two segments: technical services and government and other services. The technical services segment provided technical services to an international client base that included petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation, and other flow process industries. Government and other services provided consulting services, hardware sales and other related information management and processing services to healthcare, governmental, insurance and financial institutions.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007
14. Significant Customers
No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.
15. Fair Value of Financial Instruments and Concentration of Credit Risk
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2007 and 2006 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange. The Company has no derivative financial instruments.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at December 31, 2007, as the Company’s accounts receivable are generated from these distinct business industries with customers located throughout the United States, Europe and Asia-Pacific.
16. Quarterly Financial Data (Unaudited)
Quarterly operating results for 2007 and 2006 are summarized as follows (in thousands, except share data):

	Quarter Ended
	March 31	June 30	September 30	December 31
2007:
Revenues	$68,445	$74,723	$74,190	$72,929
Operating income	$3,100	$5,871	$5,814	$5,862
Net income	$1,606	$3,852	$3,629	$3,408

Earnings per common share:
Basic	$0.05	$0.11	$0.10	$0.09
Diluted	$0.04	$0.11	$0.10	$0.09

2006:
Revenues	$54,794	$64,544	$60,260	$66,790
Operating income (loss)	$1,005	$2,361	$(1,944)	$478
Net income (loss)	$(36)	$756	$(3,308)	$(844)

Earnings (loss) per common share:
Basic	$0.00	$0.02	$(0.10)	$(0.02)
Diluted	$0.00	$0.02	$(0.10)	$(0.02)

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION
By:	/s/ MICHAEL L. ROSE
MICHAEL L. ROSE
President

Date: March 17, 2008
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ JOHN R. BARNES JOHN R. BARNES	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ HOWARD C. WADSWORTH HOWARD C. WADSWORTH	Senior Vice President, Treasurer and Secretary (Principal Accounting Officer)	March 17, 2008

/s/ SANGWOO AHN SANGWOO AHN	Director	March 17, 2008

/s/ CHARLES R. COX CHARLES R. COX	Director	March 17, 2008

/s/ HANS KESSLER HANS KESSLER	Director	March 17, 2008