Form 10-Q
period 2008-03-31
FURMANITE CORP
filed 2008-05-09
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 36,419,590 shares of the registrant’s common stock outstanding as of May 5, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,280	$31,570
Accounts receivable, trade (net of allowance for doubtful accounts of $3,994 and $4,011 as of March 31, 2008 and December 31, 2007, respectively)	61,574	62,552
Receivable from businesses distributed to common stockholders	1,443	1,443

Inventories:
Raw materials and supplies	16,087	13,770
Work-in-process	7,905	8,100
Finished goods	1,605	2,343

Prepaid and other current assets	5,883	5,616

Total current assets	128,777	125,394

Property and equipment	59,656	57,505
Less accumulated depreciation and amortization	28,406	27,663

Property and equipment, net	31,250	29,842

Goodwill	13,148	13,148
Pension asset (excess of fair value over projected benefit)	855	430
Other assets	3,272	3,239

Total assets	$177,302	$172,053

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,567	$16,025
Accrued expenses and other current liabilities	28,952	26,341
Income tax payable	3,279	3,542
Current portion of long-term debt	504	2,569

Total current liabilities	48,302	48,477

Long-term debt, less current portion	41,066	43,185
Other liabilities	2,064	2,055

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B preferred stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,397,310 and 39,959,792 shares issued as of March 31, 2008 and December 31, 2007, respectively	4,689	4,643
Additional paid-in capital	130,345	128,363
Retained earnings (accumulated deficit)	(37,233)	(40,943)
Accumulated other comprehensive income	6,263	4,467
Treasury stock	(18,194)	(18,194)

Total stockholders’ equity	85,870	78,336

Total liabilities and stockholders’ equity	$177,302	$172,053

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Revenues	$73,387	$68,445

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	47,308	45,123
Depreciation and amortization	1,256	1,071
Selling, general and administrative	19,598	19,151

Total costs and expenses	68,162	65,345

Operating income	5,225	3,100

Interest and other income, net	178	176
Interest expense	(631)	(852)

Income before income taxes	4,772	2,424
Income tax expense	(1,062)	(818)

Net income	$3,710	$1,606

Earnings per common share:
Basic	$0.10	$0.05
Diluted	$0.10	$0.04

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,236	35,201
Diluted	36,857	35,973
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2008 (Unaudited) and Year Ended December 31, 2007
(in thousands, except share data)

					Retained	Accumulated
				Additional	Earnings	Other
	Common Shares		Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit)	Income (Loss)	Stock	Total

Balance at January 1, 2007	39,258,025	4,076,963	$4,558	$124,884	$(53,438)	$2,921	$(18,320)	$60,605
Net income	—	—	—	—	12,495	—	—	12,495
Stock based compensation	139,139	(28,000)	15	589	—	—	126	730
Conversion of convertible debentures to common stock	562,628	—	70	2,890	—	—	—	2,960
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	(1,247)	—	(1,247)
Foreign currency translation adjustment	—	—	—	—	—	2,793	—	2,793

Balance at December 31, 2007	39,959,792	4,048,963	4,643	128,363	(40,943)	4,467	(18,194)	78,336
Net income	—	—	—	—	3,710	—	—	3,710
Stock-based compensation	79,174	—	3	141	—	—	—	144
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	(23)	—	(23)
Foreign currency translation adjustment	—	—	—	—	—	1,819	—	1,819

Balance at March 31, 2008	40,397,310	4,048,963	$4,689	$130,345	$(37,233)	$6,263	$(18,194)	$85,870

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Operating activities:
Net income	$3,710	$1,606
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,256	1,071
Provision for doubtful accounts	53	59
Deferred income taxes	(103)	(10)
Stock-based compensation expense	89	45
Changes in operating assets and liabilities:
Accounts receivable	925	(513)
Inventories	(1,384)	(1,288)
Prepaid expenses and other current assets	48	395
Accounts payable	(458)	(423)
Accrued expenses	2,611	928
Income tax payable	(263)	(516)
Other, net	181	(282)

Net cash provided by operating activities	6,665	1,072

Investing activities:
Capital expenditures	(2,254)	(1,636)

Net cash used in investing activities	(2,254)	(1,636)

Financing activities:
Payments on debt	(2,144)	(214)
Payments on 8.75% convertible subordinated debentures	(155)	—
Issuance of common stock	55	85
Bank overdrafts	—	(719)

Net cash used in financing activities	(2,244)	(848)

Effect of exchange rate changes on cash	543	101

Increase (decrease) in cash and cash equivalents	2,710	(1,311)
Cash and cash equivalents at beginning of period	31,570	23,937

Cash and cash equivalents at end of period	$34,280	$22,626

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock	$1,885	$—
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Net income	$3,710	$1,606
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	(23)	—
Foreign currency translation adjustments	1,819	519

Total other comprehensive income	1,796	519

Comprehensive income	$5,506	$2,125

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
1. General and Summary of Significant Accounting Policies
The condensed consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At March 31, 2008 and December 31, 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Reclassifications
Certain reclassifications have been made to prior balances to conform to the classifications used for 2008. The 2006 balance sheet numbers were adjusted for the December 2007 Form 10-K to reflect the reclass of $0.2 million of accounts receivable, trade that had previously been netted in accounts payable. Those numbers were also changed for a $0.1 million reclass of the current portion of deferred tax assets from other asset to prepaid and other current assets. A similar reclass for deferred taxes was made for March 2007 with $0.3 million deferred taxes moving from long-term to current.
The cash flow has been adjusted for 2007 to conform to the 2008 presentation. The change in accounts payable and accrued expenses in the operating activities section has been expanded into accounts payable, accrued expenses and income tax payable. The other, net in the investing activities section has been reclassified to other, net in the operating activities section to more accurately reflect operating activities. The $0.7 million bank overdraft was

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
changed from a source of cash in the March 2007 Form 10-Q to a use of cash since this represents the reduction in the bank overdraft which would be a use of cash. This revision also created a change in accounts payable from what was reported in March 2007. The $0.2 million reclass from accounts receivable, trade mentioned above caused a change in the accounts receivable and accounts payable lines in the operating activities section. Additionally, the deferred income tax reclass caused a $0.2 million change in prepaid expenses and other as well as other, net in the operating activities section. The net change for operating activities was a net source of cash of $1.1 million for 2007 while the net change in investing activities was a source of cash of $0.3 million. Financing activities changed from a source of cash of $0.6 million to a use of cash of $0.8 million.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS No. 157 had no impact on the Company’s consolidated financial statements due to the deferral of the effective date to January 1, 2009 for the Company’s assets and liabilities. See Note 11 for additional disclosures.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R). As required, the Company adopted the provision of SFAS No. 158 that required an employer to recognize the funded status of each pension and other post retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts recorded in other comprehensive income. The standard also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, the Company will adopt the provisions of SFAS No. 158 relative to measurement date for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact, if any, that the full adoption of SFAS No. 158 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that requires assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure most financial assets and liabilities at fair value at specified election dates and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to adopt the fair value option and re-measure any of its assets or liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be required in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for future acquisitions.
2. Earnings Per Share
Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding and earnings per share include the following for the three months ended March 31, (in thousands, except per share data):

	2008	2007
Net income	$3,710	$1,606

Basic weighted-average common shares outstanding	36,236	35,201

Dilutive effect of common stock equivalents	621	772

Diluted weighted-average common shares outstanding	36,857	35,973

Income per share:
Basic	$0.10	$0.05
Dilutive	$0.10	$0.04
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three months ended March 31, 2007, because the effects of assumed conversion would be anti-dilutive. The 8.75% convertible debentures were settled in full in January 2008; therefore there is no effect on the computation of diluted earnings per share at March 31, 2008. Also, 90,000 outstanding stock options and 60,000 outstanding restricted stock awards were excluded from the March 31, 2008 computation of diluted earnings per share because their inclusion would have an anti-dilutive effect.
3. Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Compensation and benefits	$12,314	$9,833
Employee expenses, travel and training	408	564
Asset and equipment costs of sales	1,926	2,009
Value added tax payable	1,963	1,731
Taxes other than income	1,686	1,619
Interest	265	422
Professional, audit and legal fees	3,273	3,320
Rent	580	544
Other	6,537	6,299

	$28,952	$26,341

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
4. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings under $15,000 revolving bank facility (the “$15.0 million facility”)	13,000	15,000
8.75% convertible subordinated debentures	—	2,040
Capital leases	980	1,124

Total long-term debt	41,570	45,754
Less current portion	504	2,569

Total long-term debt, less current portion	$41,066	$43,185

Furmanite Worldwide, Inc. and subsidiaries (“FWI”) is subject to various financial and operational covenants associated with the $50.0 million facility, including percentage of intangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At March 31, 2008 and December 31, 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 4.0% and 6.2% at March 31, 2008 and December 31, 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At March 31, 2008, FWI was in compliance with all the covenants under the $50.0 million facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximated $128 million of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at March 31, 2008, the unused borrowing capacity was $6.4 million under the $50.0 million facility.
At March 31, 2008 and December 31, 2007, there were $13.0 million and $15.0 million, respectively, outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 4.7% and 5.7% at March 31, 2008 and December 31, 2007, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At March 31, 2008, the Company was in compliance with all covenants under the $15.0 million facility and there was a $2.0 million unused borrowing capacity under the $15.0 million facility.
The Company’s 8.75% subordinated debentures were convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. During 2008 and 2007, $1.9 million and $3.0 million, respectively, subordinated debentures were converted into 358,344 and 562,628 shares, respectively, of the Company’s common stock. The subordinated debentures matured in January 2008 and the final interest payment was made in January 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components for the three months ended March 31, (in thousands):

	2008	2007
Service cost	$195	$159
Interest cost	1,066	957
Expected return on plan assets	(1,368)	(1,099)
Amortization of prior service cost	(30)	(28)
Recognized net loss	—	204

Net periodic pension cost (benefit)	$(137)	$193

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 7.4% overall, 8.9% for equities and 5.4% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.3 million for 2008.
6. Stock-Based Compensation
The Company has one share-based compensation plan, which allows for the issuance of stock options, restricted stock awards and stock appreciation rights. For the three months ended March 31, 2008 and 2007, the Company recognized total stock-based compensation expense of $0.1 million and less than $0.1 million, respectively, with no related tax benefit being realized due to the Company’s current domestic tax position related to net operating loss carryforwards. The Company uses authorized but unissued shares of common stock for stock option exercises and issuance of restricted stock pursuant to the Company’s share based compensation plan and treasury stock for issuances outside of the plan.
In the quarter ended March 31, 2008, the Company granted 60,000 restricted stock units (“RSUs”) to its directors at a grant date fair value of $10.17 per share or a total fair value of $0.6 million. All of the RSUs cliff vest at the end of three years on March 11, 2011 unless the director ceases to be a director of the Company. None of the RSUs can be sold as long as the individual is a director of the Company. The fair value of the RSUs was determined based on the closing stock price on the date of grant. As of March 31, 2008 the total unamortized compensation related to these RSUs was $0.6 million.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
7. Other Comprehensive Income
Accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheet includes the following (in thousands):

	March 31,	December 31,
	2008	2007
Minimum pension liability:
Net actuarial loss	$(5,256)	$(5,256)
Unamortized prior service cost	1,060	1,090

Net minimum pension liability	(4,196)	(4,166)

Deferred tax asset	1,176	1,169

Net minimum pension liability	(3,020)	(2,997)

Foreign currency translation adjustment	9,283	7,464

	$6,263	$4,467

8. Income Taxes
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
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the three months ended March 31, 2008 2007. Unrecognized tax benefits at March 31, 2008 and December 31, 2007 of $1.1 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2008 is as follows (in thousands):

Balance at December 31, 2007	$997
Additions based on tax positions related to the current year	61
Reductions for tax positions taken in prior years	—

Balance at March 31, 2008	$1,058

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at March 31, 2008 and December 31, 2007.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of March 31, 2008 and December 31, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
10. Business Segment Data
The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended March 31, 2008:
Under pressure services	$9,505	$10,455	$2,590	$22,550
Turnaround services	21,581	14,854	4,464	40,899
Other services	4,982	4,219	737	9,938

Total revenues	$36,068	$29,528	$7,791	$73,387

Three months ended March 31, 2007:
Under pressure services	$11,192	$8,098	$1,727	$21,017
Turnaround services	15,958	15,952	4,762	36,672
Other services	5,368	4,877	511	10,756

Total revenues	$32,518	$28,927	$7,000	$68,445

Historically the Company has not allocated headquarter costs to its operating locations; however, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended March 31, 2008:
Operating income	$807	$3,144	$1,274	$5,225
Allocation of headquarter costs	1,770	(1,405)	(365)	—

Adjusted operating income	$2,577	$1,739	$909	$5,225

Three months ended March 31, 2007:
Operating income (loss)	$(586)	$2,433	$1,253	$3,100
Allocation of headquarter costs	1,169	(940)	(229)	—

Adjusted operating income	$583	$1,493	$1,024	$3,100

The following geographical area information includes total assets based on physical location (in thousands):

	March 31,	December 31,
	2008	2007
United States	$94,633	$89,650
Europe	65,692	65,252
Asia-Pacific	16,977	17,151

	$177,302	$172,053

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)
11. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•	Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•	Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.
The Company currently does not have any assets or liabilities that would require valuation under SFAS No. 157. The Company does not have any outside investments, derivatives or marketable securities.
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of March 31, 2008 and December 31, 2007 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at March 31, 2008, as the Company’s accounts receivable are generated from these distinct business industries with customers located throughout the United States, Europe and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) through its subsidiaries (the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair, fugitive emissions monitoring, passive fire protection, concrete repair, bolting, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. The combination of Furmanite and Xtria are representative of the operations of “Furmanite Group.”
Financial Overview
The Company’s net income for the first quarter of 2008 increased $2.1 million from the first quarter of 2007. Revenues increased 7% from $68.4 million for the first quarter of 2007 to $73.4 million for the first quarter of 2008. This increase in revenue is partially due to the introduction of heat treatment services in 2007 and the continued demand for the Company’s specialty services. The increases in revenue combined with the slight increase in operating costs and the relatively flat change in selling, general and administrative costs combined to have a favorable outcome on net income for the three months ended March 31, 2008. The Company’s diluted earnings per share for the first quarter of 2008 was $0.10 as compared to $0.04 for the first quarter of 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
Results of Operations

	For the Three Months
	Ended March 31,
	2008	2007
	(in thousands, except per share data)
Revenues	$73,387	$68,445

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	47,308	45,123
Depreciation and amortization	1,256	1,071
Selling, general and administrative	19,598	19,151

Total costs and expenses	68,162	65,345

Operating income	5,225	3,100

Interest and other income, net	178	176
Interest expense	(631)	(852)

Income before income taxes	4,772	2,424
Income tax expense	(1,062)	(818)

Net income	$3,710	$1,606

Earnings per share:
Basic	$0.10	$0.05
Diluted	$0.10	$0.04
Revenues
For the three months ended March 31, 2008, consolidated revenues increased by $4.9 million, or 7%, when compared to the three months ended March 31, 2007. The changes in foreign currency exchange rates attributed $2.1 million and $0.9 million in Europe and Asia-Pacific, respectively. When the foreign currency exchange rate changes are removed, a $1.9 million, or 3%, increase in revenue exists between the three months ended March 31, 2008 and 2007. This $1.9 million increase in revenues consisted of a $3.5 million increase from the United States, a $1.5 million decrease from Europe and a $0.1 million decrease in Asia-Pacific. The increase in revenue in the United States was primarily due to turnaround services. The decrease in Europe was attributable to a decrease in turnaround services. The Asia-Pacific revenues remained relatively unchanged between 2007 and 2008.
Operating Costs
Operating costs increased $2.2 million, or 5%, from $45.1 million in the first quarter of 2007 to $47.3 million in the first quarter of 2008. Currency exchange rate differences from Europe and Asia-Pacific accounted for $1.4 million and $0.6 million, respectively, of the increase in operating costs from 2007 to 2008. When the foreign currency exchange rate changes are removed, an increase of only $0.2 million remained for operating costs. The $0.2 million increase in operating costs was attributable to a $1.7 million increase in the United States, a $1.6 million decrease in Europe and flat costs for Asia-Pacific. The increase in the United States was due to increased labor and benefit costs and vehicle costs offset by a decrease in materials. The decrease in Europe was due to a decrease in materials and supplies offset by an increase in labor and benefits costs.

FURMANITE CORPORATION AND SUBSIDIARIES
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million from the first quarter of 2007 to the first quarter of 2008 due to the depreciation and amortization related to the $8.1 million of capital expenditures from 2007 and to a lesser degree the $2.3 million capital expenditures placed in service during 2008.
Selling, General and Administrative
Selling, general and administrative expenses increased 2% from $19.2 million in the first quarter of 2007 to $19.6 million in the first quarter of 2008. Currency exchange rate differences from Europe and Asia-Pacific accounted for $0.5 million and $0.1 million, respectively, of the increase in selling, general and administrative expenses from 2007 to 2008. When the foreign currency exchange rate changes are removed, a decrease of $0.2 million remained for selling, general and administrative expenses. The decrease was due to a combined $0.4 million increase in the United States, a $0.5 million decrease in Europe and a $0.1 million decrease in Asia-Pacific. The United States increase in selling, general and administrative expenses consisted of an increase in labor and benefits and bank charges. The decrease in Europe represented decreases in labor and benefits as well as professional services.
Interest Expense
For the three months ended March 31, 2008, consolidated interest expense decreased by $0.2 million, or 26%, when compared to the three months ended March 31, 2007. The decrease in interest expense is primarily due to the conversion and payoff of the Company’s 8.75% subordinated debentures which matured January 2008 and secondly to the slight decrease in interest rates from March 31, 2007 to March 31, 2008. During 2007, $3.0 million of these debentures were converted into 562,628 shares of the Company’s common stock with $1.9 million of the debentures converted into 358,344 shares of the Company’s common stock during the first half of January 2008. The remaining $0.1 million of subordinated debentures were paid in full in January 2008.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As a result, primarily all domestic federal and state income taxes recorded for the three months ended March 31, 2008 and 2007 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three months ended March 31, 2008 and 2007 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
For the three months ended March 31, 2008 and 2007, income tax expense increased by $0.2 million. The increase was related to the increase in taxable income for foreign jurisdictions.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $6.7 million for the three months ended March 31, 2008 as compared to $1.1 million for the three months ended March 31, 2007. The change in net cash from operating activities was due primarily to an increase in net income of $2.1 million plus the non-cash income items of $0.1 million. The change in net cash was also due to a decrease accounts receivable combined with an increase in accrued expenses for a net change of $3.1 million. The decrease in accounts receivable is due to better collections while the increase in accrued expenses is in line with the growth in revenue and the associated increase in operating expenses.

FURMANITE CORPORATION AND SUBSIDIARIES
Net cash used in investing activities totaled $2.3 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. The increase in cash used is due to the increase in capital expenditures between 2007 and 2008.
Capital expenditures were $2.3 million and $1.6 million for the three months ended March 31, 2008 and 2007, respectively. Consolidated capital expenditures for the year 2008 have been budgeted at $8.4 million to $10.4 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2008 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $2.2 million for the three months ended March 31, 2008 compared to $0.8 million in 2007. The Company had debt payments of $2.1 million in 2008 and $0.2 million in 2007 related to the capital leases and the pay down of long-term debt in 2008. The Company also paid $0.2 million for the final conversions of its 8.75% subordinated debentures in 2008. Additionally, the Company received $0.1 million in 2008 and 2007 for common stock issued upon the exercise of options. These items were offset in 2007 by a $0.7 million decrease in the bank overdraft which was subsequently eliminated by September 30, 2007.
Furmanite Worldwide, Inc. and subsidiaries (“FWI”) is subject to various financial and operational covenants associated with the $50.0 million revolving bank facility (“$50.0 million facility”), including percentage of intangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At March 31, 2008 and December 31, 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 4.0% and 6.2% at March 31, 2008 and December 31, 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At March 31, 2008, FWI was in compliance with all the covenants under the $50.0 million facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximated $128 million of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at March 31, 2008, the unused borrowing capacity was $6.4 million under the $50.0 million facility.
At March 31, 2008 and December 31, 2007, $13.0 million and $15.0 million, respectively, was outstanding under the $15.0 million revolving bank facility (“$15.0 million facility”) which provides for working capital. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 4.7% and 5.7% at March 31, 2008 and December 31, 2007, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At March 31, 2008, the Company was in compliance with all covenants under the $15.0 million facility and there was a $2.0 million unused borrowing capacity under the $15.0 million facility.
The Company’s 8.75% subordinated debentures were convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $5.26 per share. These subordinated debentures matured in January 2008.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires

FURMANITE CORPORATION AND SUBSIDIARIES
KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At March 31, 2008 and December 31, 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes investing those dollars back into the Company will provide a better long-term return to shareholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the $50.0 million facility will be sufficient to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in the Notes to the Consolidated Financial Statements presented under Item 1.
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
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the three months ended March 31, 2008 or 2007. Unrecognized tax benefits at March 31, 2008 and December 31, 2007 of $1.1 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing would impact the effective foreign tax rate if recognized.
Deferred tax assets and liabilities result from temporary differences between the US GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be

FURMANITE CORPORATION AND SUBSIDIARIES
recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At March 31, 2008 and December 31, 2007, the Company’s valuation allowance was $22.0 million and $22.7 million, respectively.
New Accounting Pronouncement
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The adoption of SFAS No. 157 had no impact on the Company’s consolidated financial statements due to the deferral of the effective date to January 1, 2009 for the Company’s assets and liabilities.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R). As required, the Company adopted the provision of SFAS No. 158 as of December 2006 that required an employer to recognize the funded status of each pension and other post retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts recorded in other comprehensive income. The standard also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. As required, the Company will adopt the provisions of SFAS No. 158 relative to measurement date for the fiscal year ending December 31, 2008. The Company is currently evaluating the impact, if any, that the measurement date provision of SFAS No. 158 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that requires assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure most financial assets and liabilities at fair value at specified election dates and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to adopt the fair value option and re-measure any of its assets or liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141R amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be required in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for future acquisitions.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at March 31, 2008, or for the three months ended March 31, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal market risk exposures (i.e., the risk of loss arising from the adverse changes in market rates and prices) are to changes in interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $40.6 million at March 31, 2008, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Belgium, China, France, Germany, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom. There have been no significant changes in foreign currency market risks since December 31, 2007.
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures, as defined, as of March 31, 2008. Based on that evaluation, the principle executive officer and principle financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of March 31, 2008 and December 31, 2007.
Item 1A. Risk Factors
There have been no material changes to the risk factors presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     None.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q (“Form 10-Q”) for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1998, which exhibit is incorporated herein by reference.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 9, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION
(Registrant)

/s/ HOWARD C. WADSWORTH Howard C. Wadsworth Sr. Vice President, Treasurer and Secretary (Chief Financial Officer)
Date: May 9, 2008