Form 10-Q
period 2008-06-30
FURMANITE CORP
filed 2008-08-08
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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
☑ Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
There were 36,501,352 shares of the registrant’s common stock outstanding as of August 7, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,823	$31,570
Accounts receivable, trade (net of allowance for doubtful accounts of $3,883 and $4,011 as of June 30, 2008 and December 31, 2007, respectively)	69,035	62,552
Receivable from businesses distributed to common stockholders	1,443	1,443

Inventories:
Raw materials and supplies	15,794	13,770
Work-in-process	10,674	8,100
Finished goods	1,577	2,343

Prepaid expenses and other current assets	5,621	5,616

Total current assets	137,967	125,394

Property and equipment	61,215	57,505
Less accumulated depreciation and amortization	29,851	27,663

Property and equipment, net	31,364	29,842

Goodwill	13,148	13,148
Pension asset (excess of fair value over projected benefit)	1,277	430
Other assets	3,390	3,239

Total assets	$187,146	$172,053

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,858	$16,025
Accrued expenses and other current liabilities	29,756	26,341
Income tax payable	4,172	3,542
Current portion of long-term debt	471	2,569

Total current liabilities	52,257	48,477

Long-term debt, less current portion	38,454	43,185
Other liabilities	1,976	2,055

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B preferred stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,521,368 and 39,959,792 shares issued as of June 30, 2008 and December 31, 2007, respectively	4,704	4,643
Additional paid-in capital	131,052	128,363
Accumulated deficit	(29,574)	(40,943)
Accumulated other comprehensive income	6,471	4,467
Treasury stock	(18,194)	(18,194)

Total stockholders’ equity	94,459	78,336

Total liabilities and stockholders’ equity	$187,146	$172,053

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Revenues	$90,185	$74,723	$163,572	$143,168

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	56,557	49,563	103,865	94,686
Depreciation and amortization	1,763	1,049	3,019	2,120
Selling, general and administrative	21,357	18,240	40,955	37,391

Total costs and expenses	79,677	68,852	147,839	134,197

Operating income	10,508	5,871	15,733	8,971

Other income (expense), net	(209)	200	(31)	376
Interest expense	(396)	(935)	(1,027)	(1,787)

Income before income taxes	9,903	5,136	14,675	7,560
Income tax expense	(2,244)	(1,284)	(3,306)	(2,102)

Net income	$7,659	$3,852	$11,369	$5,458

Earnings per common share:
Basic	$0.21	$0.11	$0.31	$0.15
Diluted	$0.21	$0.11	$0.31	$0.15

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,432	35,306	36,334	35,254
Diluted	36,972	35,808	36,915	35,716
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2008 (Unaudited) and Year Ended December 31, 2007
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balance at January 1, 2007	39,258,025	4,076,963	$4,558	$124,884	$(53,438)	$2,921	$(18,320)	$60,605
Net income	—	—	—	—	12,495	—	—	12,495
Stock based compensation and stock option exercises	139,139	(28,000)	15	589	—	—	126	730
Conversion of convertible debentures to common stock	562,628	—	70	2,890	—	—	—	2,960
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	(1,247)	—	(1,247)
Foreign currency translation adjustment	—	—	—	—	—	2,793	—	2,793

Balance at December 31, 2007	39,959,792	4,048,963	4,643	128,363	(40,943)	4,467	(18,194)	78,336
Net income	—	—	—	—	11,369	—	—	11,369
Stock-based compensation and stock option exercises	203,232	—	18	848	—	—	—	866
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	(50)	—	(50)
Foreign currency translation adjustment	—	—	—	—	—	2,054	—	2,054

Balance at June 30, 2008	40,521,368	4,048,963	$4,704	$131,052	$(29,574)	$6,471	$(18,194)	$94,459

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Operating activities:
Net income	$11,369	$5,458
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,019	2,120
Provision for doubtful accounts	76	161
Deferred income taxes	(79)	(272)
Stock-based compensation expense	212	101
Changes in operating assets and liabilities:
Accounts receivable	(6,559)	(1,280)
Inventories	(3,832)	(1,730)
Prepaid expenses and other current assets	305	367
Accounts payable	1,833	430
Accrued expenses and other current liabilities	3,904	812
Income tax payable	630	(299)
Other, net	(230)	271

Net cash provided by operating activities	10,648	6,139

Investing activities:
Capital expenditures	(4,221)	(4,189)
Net cash used in investing activities	(4,221)	(4,189)

Financing activities:
Payments on debt	(4,789)	(402)
Payments on 8.75% convertible subordinated debentures	(155)	—
Issuance of common stock	165	234
Bank overdrafts	—	(1,220)

Net cash used in financing activities	(4,779)	(1,388)

Effect of exchange rate changes on cash	605	279

Increase in cash and cash equivalents	2,253	841
Cash and cash equivalents at beginning of period	31,570	23,937

Cash and cash equivalents at end of period	$33,823	$24,778

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock.	$1,884	$1,481
Settlement of accrued bonuses in common stock	$488	$—
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$7,659	$3,852	$11,369	$5,458
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	(27)	—	(50)	—
Foreign currency translation adjustments	235	656	2,054	1,175

Total other comprehensive income	208	656	2,004	1,175

Comprehensive income	$7,867	$4,508	$13,373	$6,633

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
1. General and Summary of Significant Accounting Policies
The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all disclosures required under accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting of normal recurring accruals, necessary for a fair presentation of the financial statements have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At June 30, 2008 and December 31, 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Reclassifications
Certain reclassifications have been made to prior balances to conform to the classifications used for 2008. The 2006 balance sheet numbers, which impact the cash flow for 2007, were adjusted for the December 2007 Form 10-K to reflect the reclassification of $0.2 million of accounts receivable, trade that had previously been netted in accounts payable. Those numbers were also changed for a $0.1 million reclassification of the current portion of deferred tax assets from other assets to prepaid and other current assets. A similar reclassification for deferred taxes was made for June 2007 with $0.4 million deferred taxes moving from long-term to current.
The cash flow has been adjusted for 2007 to conform to the 2008 presentation. The change in accounts payable and accrued expenses in the operating activities section has been expanded into accounts payable, accrued expenses and income tax payable. The other, net in the investing activities section has been reclassified to other, net in the operating activities section to more accurately reflect operating activities. The $0.2 million reclassification from accounts receivable, trade mentioned above caused a change in the accounts receivable and accounts payable lines in

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
the operating activities section. Additionally, the deferred income tax reclassification caused a $0.4 million change in prepaid expenses and other as well as other, net in the operating activities section. The net change for operating activities was a net source of cash of $0.1 million for 2007 while the net change in investing activities was a source of cash of $0.1 million. The net cash used in financing activities decreased by $0.2 million.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to use fair value to measure most financial assets and liabilities at fair value at specified election dates and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to adopt the fair value option and re-measure any of its assets or liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No.141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be required in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for future acquisitions.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on its consolidated financial statements.
2. Earnings Per Share
Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock. Diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Net income	$7,659	$3,852	$11,369	$5,458

Basic weighted-average common shares outstanding	36,432	35,306	36,334	35,254
Diluted effect of common stock equivalents	540	502	581	462

Diluted weighted-average common shares outstanding	36,972	35,808	36,915	35,716

Earnings per share:
Basic	$0.21	$0.11	$0.31	$0.15
Dilutive	$0.21	$0.11	$0.31	$0.15
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007, because the effects of assumed conversion would be anti-dilutive. The 8.75% convertible debentures were settled in full in January 2008; therefore there is no effect on the computation of diluted earnings per share at June 30, 2008. Also, 90,000 outstanding stock options and 60,000 outstanding restricted stock awards were excluded from the June 30, 2008 computation of diluted earnings per share because their inclusion would have an anti-dilutive effect.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
3. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Compensation and benefits	$11,274	$9,833
Employee expenses, travel and training	1,797	564
Asset and equipment costs of sales	1,920	2,009
Value added tax payable	2,757	1,731
Taxes other than income	2,007	1,619
Interest	199	422
Professional, audit and legal fees	3,514	3,320
Rent	567	544
Other	5,721	6,299

	$29,756	$26,341

4. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings under $15,000 revolving bank facility (the “$15.0 million facility”)	10,500	15,000
8.75% convertible subordinated debentures	—	2,040
Capital leases	835	1,124

Total long-term debt	38,925	45,754
Less current portion	471	2,569

Total long-term debt, less current portion	$38,454	$43,185

Furmanite Worldwide, Inc. and subsidiaries (“FWI”) is subject to various financial and operational covenants associated with the $50.0 million facility, including percentage of tangible assets related to certain geographical areas, ratios of debt and capital expenditures to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges. At June 30, 2008 and December 31, 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.6% and 6.2% at June 30, 2008 and December 31, 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At June 30, 2008, FWI was in compliance with all covenants under the $50.0 million facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximated $138 million of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at June 30, 2008, the unused borrowing capacity was $10.9 million under the $50.0 million facility.
At June 30, 2008 and December 31, 2007, there were $10.5 million and $15.0 million, respectively, outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.1% and 5.7% at June 30, 2008 and December 31, 2007, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At June 30, 2008, the Company was in compliance with all

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding.
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
5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering certain of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Service cost	$195	$159	$390	$318
Interest cost	1,063	957	2,130	1,914
Expected return on plan assets	(1,364)	(1,099)	(2,732)	(2,198)
Amortization of prior service cost	(30)	(28)	(61)	(56)
Recognized net loss	0	204	0	408

Net periodic pension cost (benefit)	$(136)	$193	$(273)	$386

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 7.4% overall, 8.9% for equities and 5.4% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.3 million for 2008.
6. Stock-Based Compensation
The Company has one share-based compensation plan, which allows for the issuance of stock options, restricted stock awards and stock appreciation rights. For the six months ended June 30, 2008 and 2007, the Company recognized total stock-based compensation expense of $0.2 million and $0.1 million, respectively, with no related tax benefit being realized due to the Company’s current domestic tax position related to net operating loss carryforwards. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share based compensation plan and treasury stock for issuances outside of the plan.
In the six months ended June 30, 2008, the Company granted 60,000 shares of restricted stock (“RS”) to its directors at a grant date fair value of $10.17 per share or a total fair value of $0.6 million. All of the RS cliff vests at the end of three years on March 11, 2011 unless the director ceases to be a director of the Company. None of the RS can be sold as long as the individual is a director of the Company. The fair value of the RS was determined based on the closing stock price on the date of grant. As of June 30, 2008 the total unamortized compensation related to these RS was $0.5 million.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
7. Other Comprehensive Income
Accumulated other comprehensive income in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30,	December 31.
	2008	2007
Minimum pension liability:
Net actuarial loss	$(5,256)	$(5,256)
Unamortized prior service cost	1,028	1,090

Minimum pension liability	(4,228)	(4,166)

Deferred tax asset	1,181	1,169

Net minimum pension liability	(3,047)	(2,997)

Foreign currency translation adjustment	9,518	7,464

	$6,471	$4,467

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
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the six months ended June 30, 2008 or 2007. Unrecognized tax benefits at June 30, 2008 and December 31, 2007 of $1.0 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the six months ended June 30, 2008 is as follows (in thousands):

Balance at December 31, 2007	$997
Additions based on tax positions related to the current year	157
Reductions for tax positions taken in prior years	(145)

Balance at June 30, 2008	$1,009

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at June 30, 2008 and December 31, 2007.
A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. While the subsidiary worked only in a defined area at one of the three facilities involved in the customer’s civil settlement with the governmental regulatory agency, the customer’s complaint seeks damages in an amount that the subsidiary believes represents the total $4.25 million amount of the civil settlement for all three facilities plus the customer’s agreement to spend no less than $4.25 million in supplemental environmental projects to reduce air emissions that relates to all three facilities and also seeks unspecified punitive damages. Discovery has begun, and a trial date of November 18, 2008 has been set in the Common Pleas Court of Allen County, Ohio. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory data services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of June 30, 2008 and December 31, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
10. Business Segment Data
The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended June 30, 2008:
Under pressure services	$12,852	$10,605	$2,560	$26,017
Turnaround services	21,612	23,752	6,288	51,652
Other services	6,346	5,391	779	12,516

Total revenues	$40,810	$39,748	$9,627	$90,185

Three months ended June 30, 2007:
Under pressure services	$13,294	$7,550	$2,244	$23,088
Turnaround services	13,309	22,236	4,801	40,346
Other services	6,134	4,612	543	11,289

Total revenues	$32,737	$34,398	$7,588	$74,723

Six months ended June 30, 2008:
Under pressure services	$22,358	$21,059	$5,151	$48,568
Turnaround services	43,191	38,606	10,753	92,550
Other services	11,328	9,608	1,518	22,454

Total revenues	$76,877	$69,273	$17,422	$163,572

Six months ended June 30, 2007:
Under pressure services	$24,485	$15,648	$3,972	$44,105
Turnaround services	28,612	38,187	9,563	76,362
Other services	12,158	9,490	1,053	22,701

Total revenues	$65,255	$63,325	$14,588	$143,168

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Historically the Company has not allocated headquarter costs to its operating locations; however, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended June 30, 2008:
Operating income	$761	$7,612	$2,135	$10,508
Allocation of headquarter costs	2,412	(1,944)	(468)	—

Adjusted operating income	$3,173	$5,668	$1,667	$10,508

Three months ended June 30, 2007:
Operating income (loss)	$(247)	$4,644	$1,474	$5,871
Allocation of headquarter costs	1,283	(1,050)	(233)	—

Adjusted operating income	$1,036	$3,594	$1,241	$5,871

Six months ended June 30, 2008:
Operating income	$1,568	$10,756	$3,409	$15,733
Allocation of headquarter costs	4,182	(3,349)	(833)	—

Adjusted operating income	$5,750	$7,407	$2,576	$15,733

Six months ended June 30, 2007:
Operating income (loss)	$(833)	$7,077	$2,727	$8,971
Allocation of headquarter costs	2,452	(1,990)	(462)	—

Adjusted operating income	$1,619	$5,087	$2,265	$8,971

The following geographical area information includes total assets based on physical location (in thousands):

	June 30,	December 31,
	2008	2007
United States	$95,421	$89,650
Europe	73,169	65,252
Asia-Pacific.	18,556	17,151

	$187,146	$172,053

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of June 30, 2008 and December 31, 2007 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at June 30, 2008, as the Company’s accounts receivable are generated from these distinct business industries with customers located throughout the United States, Europe and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) through its subsidiaries (the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair, concrete repair, bolting, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. The combination of Furmanite and Xtria are representative of the operations of the Parent Company.
Financial Overview
The Company’s net income for the three and six months ended June 30, 2008 increased $3.8 million and $5.9 million, respectively, as compared to the three and six months ended June 30, 2007. Revenues for the three and six months ended June 30, 2008 increased 20.7% and 14.3%, respectively, to $90.2 million and $163.6 million in 2008, from $74.7 million and $143.2 million for the same periods in 2007. This increase in revenue is partially due to the introduction of heat treatment services in the United States in mid-2007 and other increases in underpressure and turnaround services. The increases in revenue combined with lesser percentage increases in operating costs and in selling, general and administrative costs combined to have a favorable outcome on net income for the three and six months ended June 30, 2008. The Company’s diluted earnings per share for the three and six months ended June 30, 2008 were $0.21 and $0.31, respectively, as compared to $0.11 and $0.15 for the three and six months ended June 30, 2007, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Revenues	$90,185	$74,723	$163,572	$143,168

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	56,557	49,563	103,865	94,686
Depreciation and amortization	1,763	1,049	3,019	2,120
Selling, general and administrative	21,357	18,240	40,955	37,391

Total costs and expenses	79,677	68,852	147,839	134,197

Operating income	10,508	5,871	15,733	8,971

Other income (expense), net	(209)	200	(31)	376
Interest expense	(396)	(935)	(1,027)	(1,787)

Income before income taxes	9,903	5,136	14,675	7,560
Income tax expense	(2,244)	(1,284)	(3,306)	(2,102)

Net income	$7,659	$3,852	$11,369	$5,458

Earnings per share:
Basic	$0.21	$0.11	$0.31	$0.15
Diluted	$0.21	$0.11	$0.31	$0.15
Revenues
For the six months ended June 30, 2008, consolidated revenues increased by $20.4 million, or 14.3%, when compared to the six months ended June 30, 2007. The changes in foreign currency exchange rates accounted for $4.5 million and $1.9 million of the increase in Europe and Asia-Pacific, respectively. When the foreign currency exchange rate changes are removed, a $14.0 million, or 9.8%, increase in revenue exists between the six months ended June 30, 2008 and 2007. This $14.0 million increase in revenues consisted of a $11.6 million increase from the United States, a $1.5 million increase from Europe and a $0.9 million increase in Asia-Pacific. The increase in revenue in the United States was primarily due to turnaround services. The increase in Europe was attributable to an increase in under pressure services while the Asia-Pacific revenues increased across all service lines.
For the three months ended June 30, 2008, consolidated revenues increased by $15.5 million, or 20.7%, when compared to the three months ended June 30, 2007. The changes in foreign currency exchange rates accounted for $2.4 million and $1.0 million of the increase in Europe and Asia-Pacific, respectively. When the foreign currency exchange rate changes are removed, a $12.1 million, or 16.2%, increase in revenue exists between the three months ended June 30, 2008 and 2007. This $12.1 million increase in revenues consisted of a $8.1 million increase from the United States, a $3.0 million increase from Europe and a $1.0 million increase in Asia-Pacific. The increase in revenue in the United States was primarily due to turnaround services. The increase in Europe was attributable to an increase in under pressure services. The Asia-Pacific revenue increase was primarily attributable to an increase in turnaround services.
Operating Costs
For the six months ended June 30, 2008, operating costs increased $9.2 million, or 9.7%, from $94.7 million in 2007 to $103.9 million in 2008. Currency exchange rate differences from Europe and Asia-Pacific accounted for $3.0 million and $1.2 million, respectively, of the increase. When the foreign currency exchange rate changes are removed, an increase of $5.0 million remained for operating costs. The $5.0 million increase in operating costs was attributable to a $5.3 million increase in the United States, a $0.9 million decrease in Europe and $0.6 million

FURMANITE CORPORATION AND SUBSIDIARIES
increase for Asia-Pacific. The increase in the United States was due to an increase in labor, benefit costs, rent and vehicle costs which were partially offset by a decrease in material costs. The decrease in Europe was due to a decrease in material and supply costs which were partially offset by an increase in labor and benefits costs. The increase in Asia Pacific was due to an increase in labor, benefit and material costs.
For the three months ended June 30, 2008, operating costs increased $7.0 million, or 14.1%, from $49.6 million in 2007 to $56.6 million in 2008. Currency exchange rate differences from Europe and Asia-Pacific accounted for $1.6 million and $0.6 million, respectively, of the increase in operating costs from 2007 to 2008. When the foreign currency exchange rate changes are removed, an increase of $4.8 million remained for operating costs. The $4.8 million increase in operating costs was attributable to a $3.6 million increase in the United States, a $0.7 million increase in Europe and $0.5 million increase for Asia-Pacific. The increase in the United States was due to increased labor, benefit costs, rent and vehicle costs offset by a decrease in material costs. The increase in Europe was due to an increase in material and supply costs, labor and benefit costs. The increase in Asia-Pacific was due to an increase in labor, benefit and material costs.
Depreciation and Amortization
Depreciation and amortization expense increased $0.7 million and $0.9 million for the three and six month periods ended June 30, 2008 compared to the same periods of 2007 due to the depreciation and amortization related to the $8.1 million of capital expenditures in 2007 and $4.2 million of capital expenditures placed in service during 2008.
Selling, General and Administrative
For the six months ended June 30, 2008, selling, general and administrative expenses increased $3.6 million from $37.4 million in 2007 to $41.0 million in 2008. Currency exchange rate differences from Europe and Asia-Pacific accounted for $1.0 million and $0.3 million, respectively, of the increase in selling, general and administrative expenses from 2007 to 2008. When the foreign currency exchange rate changes are removed, an increase of $2.3 million remained for selling, general and administrative expenses. The increase was due to a $3.4 million increase in the United States, partially offset by a $1.0 million decrease in Europe and a $0.1 million decrease in Asia-Pacific. The United States increase in selling, general and administrative expenses primarily consisted of an increase in sales labor and benefit costs, and other administrative expenses. The decrease in Europe represented decreases in labor and benefits as well as professional services.
For the three months ended June 30, 2008, selling, general and administrative expenses increased $3.2 million from $18.2 million in 2007 to $21.4 million in 2008. Currency exchange rate differences from Europe and Asia-Pacific accounted for $0.5 million and $0.2 million, respectively, of the increase in selling, general and administrative expenses from 2007 to 2008. When the foreign currency exchange rate changes are removed, an increase of $2.5 million remained for selling, general and administrative expenses. The increase was due to a combined $3.0 million increase in the United States, a $0.5 million decrease in Europe and no change in Asia-Pacific. The United States increase in selling, general and administrative expenses primarily consisted of an increase in sales labor and benefit costs, and other administrative expenses. The decrease in Europe represented decreases in labor and benefit costs as well as professional services.
Interest Expense
For the three and six months ended June 30, 2008, consolidated interest expense decreased by $0.5 million, or 57.6% and $0.8 million, or 42.5%, when compared to the three and six months ended June 30, 2007. The decrease in interest expense is due to the conversion and payoff of the Company’s 8.75% subordinated debentures which matured January 2008 as well as a decrease in outstanding debt and in interest rates from June 30, 2007 to June 30, 2008. During 2007, $3.0 million of the debentures were converted into 562,628 shares of the Company’s common stock with $1.9 million of the debentures converted into 358,344 shares of the Company’s common stock during the first half of January 2008. The remaining $0.2 million of subordinated debentures were paid in full in January 2008.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As a result, primarily all domestic federal and state income taxes recorded for the six months ended June 30, 2008 and 2007 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the six months ended June 30, 2008 and 2007 consisted primarily of income taxes due in foreign and state jurisdictions of the

FURMANITE CORPORATION AND SUBSIDIARIES
Company.
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
For the six months ended June 30, 2008, income tax expense increased by $1.2 million when compared to the same period in 2007. The increase was primarily related to the increase in taxable income for foreign jurisdictions.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $10.6 million for the six months ended June 30, 2008 as compared to $6.1 million for the six months ended June 30, 2007. The change in net cash from operating activities was due primarily to an increase in net income of $5.9 million plus the non-cash income items of $1.1 million. The net income impact was partially offset by a $2.9 million impact of net changes in accounts receivable, inventories, accounts payable and accrued expense balances. The increase in accounts receivable, inventories, accounts payable and accrued expenses is due to the growth in revenue and the associated increase in operating expenses.
Net cash used in investing activities, which consists of capital expenditures, totaled $4.2 million for each of the six month periods ended June 30, 2008 and 2007.
Consolidated capital expenditures for the calendar year 2008 have been budgeted at $8.4 million to $10.4 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2008 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $4.8 million for the six months ended June 30, 2008 compared to $1.4 million in 2007. The Company had debt payments of $4.8 million in 2008 and $0.4 million in 2007 related to the capital leases and the pay down of long-term debt in 2008. The Company also paid $0.2 million for the final conversions of its 8.75% subordinated debentures in 2008. Additionally, the Company received $0.2 million in both 2008 and 2007, for common stock issued upon the exercise of options. These items were offset in 2007 by a $1.2 million decrease in the bank overdraft which was subsequently eliminated by September 30, 2007.
Furmanite Worldwide, Inc. and subsidiaries (“FWI”) is subject to various financial and operational covenants associated with the $50.0 million revolving bank facility (“$50.0 million facility”), including percentage of tangible assets related to certain geographical areas, ratios of debt and capital expenditures to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges. At June 30, 2008 and December 31, 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.6% and 6.2% at June 30, 2008 and December 31, 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At June 30, 2008, FWI was in compliance with all the covenants under the $50.0 million facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximated $138 million of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at June 30, 2008, the unused borrowing capacity was $10.9 million under the $50.0 million facility.

FURMANITE CORPORATION AND SUBSIDIARIES
At June 30, 2008 and December 31, 2007, $10.5 million and $15.0 million, respectively, was outstanding under the $15.0 million revolving bank facility (“$15.0 million facility”) which provides for working capital. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.1% and 5.7% at June 30, 2008 and December 31, 2007, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At June 30, 2008, the Company was in compliance with all covenants under the $15.0 million facility with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding.
The Company’s 8.75% subordinated debentures were convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $5.26 per share. These subordinated debentures matured in January 2008.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At June 30, 2008 and December 31, 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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

FURMANITE CORPORATION AND SUBSIDIARIES
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
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the six months ended June 30, 2008 or 2007. Unrecognized tax benefits at June 30, 2008 and December 31, 2007 of $1.0 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing would impact the effective foreign tax rate if recognized.
Deferred tax assets and liabilities result from temporary differences between the US GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At June 30, 2008 and December 31, 2007, the Company’s valuation allowance was $21.0 million and $22.7 million, respectively.
New Accounting Pronouncements
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

FURMANITE CORPORATION AND SUBSIDIARIES
generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to adopt the fair value option and re-measure any of its assets or liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No.141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be required in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for future acquisitions.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on our consolidated financial statements.
Off-Balance Sheet Transactions
Other than operating leases, the Company was not a party to any off-balance sheet transactions at June 30, 2008, or for the three and six months ended June 30, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal market risk exposures (i.e., the risk of loss arising from the adverse changes in market rates and prices) are to changes in interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $38.1 million at June 30, 2008, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures, as defined, as of June 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended June 30, 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. While the subsidiary worked only in a defined area at one of the three facilities involved in the customer’s civil settlement with the governmental regulatory agency, the customer’s complaint seeks damages in an amount that the subsidiary believes represents the total $4.25 million amount of the civil settlement for all three facilities plus the customer’s agreement to spend no less than $4.25 million in supplemental environmental projects to reduce air emissions that relate to all three facilities and also seeks unspecified punitive damages. Discovery has begun, and a trial date of November 18, 2008 has been set in the Common Pleas Court of Allen County, Ohio. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory data services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of June 30, 2008 and December 31, 2007.
Item 1A. Risk Factors
There have been no material changes to the risk factors presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders held on May 12, 2008, the following proposals were submitted to stockholders with the following results:
1.	Election of the individuals named below to serve as Directors of the Company until its Annual Meeting of Stockholders in 2009 and until their respective successors are duly elected and qualified or until their death, resignation or removal from office.

	Number of Shares
	For	Withheld
Sangwoo Ahn	19,501,848	9,493,127
John R. Barnes	22,245,942	6,749,033
Charles R. Cox	23,306,626	5,688,349
Hans Kessler	23,307,797	5,687,178

FURMANITE CORPORATION AND SUBSIDIARIES
Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 1 of the exhibits to the Registrant’s Current Report on Form 8-K and Registration Statement on Form 8-A, dated April 5, 1988, which exhibit is hereby incorporated by reference.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of NewYork Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Right Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2008.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 8, 2008.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 8, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ HOWARD C. WADSWORTH
Howard C. Wadsworth
Sr. Vice President, Treasurer and Secretary (Chief Financial Officer)

Date: August 8, 2008