Form 10-Q
period 2008-09-30
FURMANITE CORP
filed 2008-11-10
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,523,852 shares of the registrant’s common stock outstanding as of November 3, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
PART I. Financial Information	3
Item 1. Financial Statements	3
Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	3
Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2007 (unaudited)	4
Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007	5
Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	6
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2008 and 2007 (unaudited)	7
Notes to Consolidated Financial Statements (unaudited)	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosure About Market Risk	24
Item 4. Controls and Procedures	24
PART II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 4. Submission of Matters to a Vote of Security Holders	25
Item 6. Exhibits	26
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906(A)
Certification of CFO Pursuant to Section 906(A)

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,720	$31,570
Accounts receivable, trade (net of allowance for doubtful accounts of $3,692 and $4,011 as of September 30, 2008 and December 31, 2007, respectively)	62,898	62,552
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories:
Raw materials and supplies	16,884	13,770
Work-in-process	9,766	8,100
Finished goods	1,175	2,343
Prepaid expenses and other current assets	5,308	5,616

Total current assets	131,194	125,394
Property and equipment	57,827	57,505
Less accumulated depreciation and amortization	(27,665)	(27,663)

Property and equipment, net	30,162	29,842
Goodwill	13,148	13,148
Pension asset (excess of fair value over projected benefit)	1,571	430
Other assets	3,049	3,239

Total assets	$179,124	$172,053

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$411	$2,569
Accounts payable	12,619	16,025
Accrued expenses and other current liabilities	30,124	26,341
Income taxes payable	3,636	3,542

Total current liabilities	46,790	48,477
Long-term debt, less current portion	35,390	43,185
Other liabilities	1,963	2,055
Commitments and contingencies
Stockholders’ equity:
Series B preferred stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,571,815 and 39,959,792 shares issued as of September 30, 2008 and December 31, 2007, respectively	4,710	4,643
Additional paid-in capital	131,282	128,363
Accumulated deficit	(24,172)	(40,943)
Accumulated other comprehensive income	1,355	4,467
Treasury stock	(18,194)	(18,194)

Total stockholders’ equity	94,981	78,336

Total liabilities and stockholders’ equity	$179,124	$172,053

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Revenues	$75,883	$74,190	$239,455	$217,358
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	50,089	47,309	153,954	141,995
Depreciation and amortization	1,386	1,142	4,405	3,262
Selling, general and administrative	17,848	19,925	58,803	57,316

Total costs and expenses	69,323	68,376	217,162	202,573
Operating income	6,560	5,814	22,293	14,785
Other income (expense), net	445	248	414	624
Interest expense	(353)	(872)	(1,380)	(2,659)

Income before income taxes	6,652	5,190	21,327	12,750
Income tax expense	(1,250)	(1,561)	(4,556)	(3,663)

Net income	$5,402	$3,629	$16,771	$9,087

Earnings per common share:
Basic	$0.15	$0.10	$0.46	$0.26
Diluted	$0.15	$0.10	$0.45	$0.25
Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,495	35,664	36,388	35,392
Diluted	37,065	36,232	36,965	35,890
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2008 (Unaudited) and Year Ended December 31, 2007
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2007	39,258,025	4,076,963	$4,558	$124,884	$(53,438)	$2,921	$(18,320)	$60,605
Net income	—	—	—	—	12,495	—	—	12,495
Stock based compensation and stock option exercises	139,139	(28,000)	15	589	—	—	126	730
Conversion of convertible debentures to common stock	562,628	—	70	2,890	—	—	—	2,960
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	(1,247)	—	(1,247)
Foreign currency translation adjustment	—	—	—	—	—	2,793	—	2,793

Balances at December 31, 2007	39,959,792	4,048,963	4,643	128,363	(40,943)	4,467	(18,194)	78,336
Net income	—	—	—	—	16,771	—	—	16,771
Stock-based compensation and stock option exercises	253,679	—	24	1,078	—	—	—	1,102
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	158	—	158
Foreign currency translation adjustment	—	—	—	—	—	(3,270)	—	(3,270)

Balances at September 30, 2008	40,571,815	4,048,963	$4,710	$131,282	$(24,172)	$1,355	$(18,194)	$94,981

The accompanying notes are an integral part of this financial statement.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Operating activities:
Net income	$16,771	$9,087
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,405	3,262
Provision for doubtful accounts	83	716
Deferred income taxes	(47)	(720)
Stock-based compensation expense	335	160
Changes in operating assets and liabilities:
Accounts receivable	(1,282)	(2,925)
Inventories	(3,886)	(2,888)
Prepaid expenses and other current assets	749	967
Accounts payable	(3,784)	1,813
Accrued expenses and other current liabilities	3,710	4,663
Income tax payable	94	320
Other, net	(1,262)	1,363

Net cash provided by operating activities	15,886	15,818
Investing activities:
Capital expenditures	(5,434)	(5,740)

Net cash used in investing activities	(5,434)	(5,740)
Financing activities:
Payments on debt	(7,913)	(589)
Payments on 8.75% convertible subordinated debentures	(155)	—
Issuance of common stock	278	514
Bank overdrafts	—	(1,553)

Net cash used in financing activities	(7,790)	(1,628)
Effect of exchange rate changes on cash	(512)	737

Increase in cash and cash equivalents	2,150	9,187
Cash and cash equivalents at beginning of period	31,570	23,937

Cash and cash equivalents at end of period	$33,720	$33,124

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock	$1,884	$2,397
Settlement of accrued bonuses in common stock	$488	$—
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$5,402	$3,629	$16,771	$9,087
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	208	—	158	—
Foreign currency translation adjustments	(5,324)	1,836	(3,270)	3,011

Total other comprehensive income	(5,116)	1,836	(3,112)	3,011

Comprehensive income	$286	$5,465	$13,659	$12,098

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At September 30, 2008 and December 31, 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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
Accordingly, reclassifications were made to the 2007 cash flow to conform to the 2008 presentation. The $0.2 million reclassification from accounts receivable, trade mentioned above caused a change in the accounts receivable and accounts payable lines in the operating activities section. The $0.1 million reclassification for the current portion of deferred tax asset caused a change in the other operating and prepaid expenses and other current assets line in the operating activities section. There was no net change in the operating activities section due to these reclassifications.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company elected to defer the effective date of its adoption to January 1, 2009 in accordance with FSP FAS No. 157-2. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements. See Note 11 for additional disclosures.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure most financial assets and liabilities at fair value at specified election dates. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to adopt the fair value option and re-measure any of its assets or liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for future acquisitions.
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.
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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net income	$5,402	$3,629	$16,771	$9,087

Basic weighted-average common shares outstanding	36,495	35,664	36,388	35,392
Diluted effect of common stock equivalents	570	568	577	498

Diluted weighted-average common shares outstanding	37,065	36,232	36,965	35,890

Earnings per share:
Basic	$0.15	$0.10	$0.46	$0.26
Dilutive	$0.15	$0.10	$0.45	$0.25

Stock options and restricted stock grants excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	55,000	35,000	118,333	78,333
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, because the effects of assumed conversion would be anti-dilutive. The 8.75% convertible debentures were settled in full in January 2008; therefore there is no effect on the computation of diluted earnings per share for the three or nine months ended September 30, 2008.
3. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Compensation and benefits	$11,848	$9,833
Employee expenses, travel and training	1,401	564
Asset and equipment costs	1,911	2,009
Value added tax payable	2,490	1,731
Taxes other than income	1,114	1,619
Interest	170	422
Professional, audit and legal fees	2,961	3,320
Rent	536	544
Other	7,693	6,299

	$30,124	$26,341

4. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings under $15,000 revolving bank facility (the “$15.0 million facility”)	7,500	15,000
8.75% convertible subordinated debentures	—	2,040
Capital leases	711	1,124

Total long-term debt	35,801	45,754
Less current portion	(411)	(2,569)

Total long-term debt, less current portion	$35,390	$43,185

Furmanite Worldwide, Inc. and subsidiaries (“FWI”) is subject to various financial and operational covenants associated with the $50.0 million facility, including percentage of tangible assets related to certain geographical areas, ratios of debt and capital expenditures to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges. At September 30, 2008 and December 31, 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.6% and 6.2% at September 30, 2008 and December 31, 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At September 30, 2008, FWI was in compliance with all covenants under the $50.0 million facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximated $132 million, consisting primarily of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at September 30, 2008, the unused borrowing capacity was $13.9 million under the $50.0 million facility.
At September 30, 2008 and December 31, 2007, there were $7.5 million and $15.0 million, respectively, outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.1% and 5.7% at September 30, 2008 and December 31, 2007, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At September 30, 2008, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding.
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
5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering certain of its United Kingdom employees (the “U.K. Plan”). Net pension cost for the U.K. Plan included the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Service cost	$187	$195	$577	$513
Interest cost	1,019	1,170	3,149	3,084
Expected return on plan assets	(1,308)	(1,342)	(4,040)	(3,540)
Amortization of prior service cost	(29)	(34)	(90)	(90)
Recognized net loss	—	249	—	657

Net periodic pension cost (benefit)	$(131)	$238	$(404)	$624

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 7.4% overall, 8.9% for equities and 5.4% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.3 million for 2008.

6. Stock-Based Compensation
The Company has one share-based compensation plan, which allows for the issuance of stock options, restricted stock awards and stock appreciation rights. For the nine months ended September 30, 2008 and 2007, the Company recognized total stock-based compensation expense of $0.3 million and $0.2 million, respectively, with no related tax benefit being realized due to the Company’s current domestic tax position related to net operating loss carryforwards. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share based compensation plan and treasury stock for issuances outside of the plan.
In the nine months ended September 30, 2008, the Company granted 60,000 shares of restricted stock to its directors at a grant date fair value of $10.17 per share or a total fair value of $0.6 million. All of the restricted stock grants cliff vest at the end of three years on March 11, 2011 unless the director ceases to be a director of the Company. None of the restricted stock grants can be sold as long as the individual is a director of the Company. The fair value of the restricted stock grants were determined based on the closing stock price on the date of grant. As of September 30, 2008, the total unamortized compensation related to these restricted stock grants was $0.5 million.
7. Other Comprehensive Income
Accumulated other comprehensive income in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30,	December 31,
	2008	2007
Minimum pension liability:
Net actuarial loss	$(4,862)	$(5,256)
Unamortized prior service cost	918	1,090

Minimum pension liability	(3,944)	(4,166)
Deferred tax asset	1,105	1,169

Net minimum pension liability	(2,839)	(2,997)
Foreign currency translation adjustment	4,194	7,464

	$1,355	$4,467

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
The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the nine months ended September 30, 2008 or 2007. Unrecognized tax benefits at September 30, 2008 and December 31, 2007 of $1.1 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2008 is as follows (in thousands):

Balance at December 31, 2007	$997
Additions based on tax positions related to the current year	239
Reductions for tax positions taken in prior years	(145)

Balance at September 30, 2008	$1,091

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at September 30, 2008 and December 31, 2007.
A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. On October 20, 2008, the parties jointly filed an agreed order of dismissal with the Court, as Premcor and the subsidiary reached an amicable settlement without admission of liability or wrongdoing on the part of either party. The settlement resolved all of the claims among the parties, avoiding the future expense, inconvenience, uncertainty and distraction of litigation and allowing the parties to resume their prior relationship as customer and service-provider. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory data services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of September 30, 2008 and December 31, 2007.

10. Business Segment Data
The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended September 30, 2008:
Under pressure services	$12,172	$9,224	$2,953	$24,349
Turnaround services	12,582	20,794	4,263	37,639
Other services	5,924	7,070	901	13,895

Total revenues	$30,678	$37,088	$8,117	$75,883

Three months ended September 30, 2007:
Under pressure services	$12,110	$10,024	$2,865	$24,999
Turnaround services	11,959	18,633	4,931	35,523
Other services	7,260	5,827	581	13,668

Total revenues	$31,329	$34,484	$8,377	$74,190

Nine months ended September 30, 2008:
Under pressure services	$35,592	$31,249	$8,681	$75,522
Turnaround services	54,712	58,121	14,333	127,166
Other services	17,252	16,991	2,524	36,767

Total revenues	$107,556	$106,361	$25,538	$239,455

Nine months ended September 30, 2007:
Under pressure services	$36,596	$25,664	$6,837	$69,097
Turnaround services	40,571	56,820	14,494	111,885
Other services	19,417	15,325	1,634	36,376

Total revenues	$96,584	$97,809	$22,965	$217,358

Historically the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended September 30, 2008:
Operating income (loss)	$(445)	$5,499	$1,506	$6,560
Allocation of headquarter costs	1,195	(977)	(218)	—

Adjusted operating income	$750	$4,522	$1,288	$6,560

Three months ended September 30, 2007:
Operating income (loss)	$(1,451)	$5,245	$2,020	$5,814
Allocation of headquarter costs	1,569	(1,244)	(325)	—

Adjusted operating income	$118	$4,001	$1,695	$5,814

Nine months ended September 30, 2008:
Operating income	$1,123	$16,255	$4,915	$22,293
Allocation of headquarter costs	5,630	(4,534)	(1,096)	—

Adjusted operating income	$6,753	$11,721	$3,819	$22,293

Nine months ended September 30, 2007:
Operating income (loss)	$(2,284)	$12,322	$4,747	$14,785
Allocation of headquarter costs	4,021	(3,234)	(787)	—

Adjusted operating income	$1,737	$9,088	$3,960	$14,785

The following geographical area information includes total assets based on physical location (in thousands):

	September 30,	December 31,
	2008	2007
United States	$94,047	$89,650
Europe	67,833	65,252
Asia-Pacific	17,244	17,151

	$179,124	$172,053

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
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of September 30, 2008 and December 31, 2007 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at September 30, 2008, as the Company’s accounts receivable are generated from these distinct business industries with customers located throughout the United States, Europe and Asia-Pacific.

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
Financial Overview
The Company’s net income for the three and nine months ended September 30, 2008 increased $1.8 million and $7.7 million, respectively, as compared to the three and nine months ended September 30, 2007. Revenues for the three and nine months ended September 30, 2008 increased 2.3% and 10.2%, respectively, to $75.9 million and $239.5 million in 2008, from $74.2 million and $217.4 million for the same periods in 2007. This increase in revenue is partially due to the introduction of heat treatment services in the United States in mid-2007 and other increases in underpressure and turnaround services. Revenues for the three month period ended September 30, 2008, were negatively impacted in the United States due to hurricanes. This resulted in a twenty-three day shutdown of many facilities in the Gulf Coast, thereby delaying or deferring approximately $7 to $8 million of business. The increases in revenue combined with smaller percentage increases in operating costs and in selling, general and administrative expenses combined to have a favorable outcome on net income for the three and nine months ended September 30, 2008. The Company’s diluted earnings per share for the three and nine months ended September 30, 2008 were $0.15 and $0.45, respectively, as compared to $0.10 and $0.25 for the three and nine months ended September 30, 2007, respectively.

Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
		(Unaudited)
Revenues	$75,883	$74,190	$239,455	$217,358
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	50,089	47,309	153,954	141,995
Depreciation and amortization	1,386	1,142	4,405	3,262
Selling, general and administrative	17,848	19,925	58,803	57,316

Total costs and expenses	69,323	68,376	217,162	202,573
Operating income	6,560	5,814	22,293	14,785
Other income (expense), net	445	248	414	624
Interest expense	(353)	(872)	(1,380)	(2,659)

Income before income taxes	6,652	5,190	21,327	12,750
Income tax expense	(1,250)	(1,561)	(4,556)	(3,663)

Net income	$5,402	$3,629	$16,771	$9,087

Earnings per share:
Basic	$0.15	$0.10	$0.46	$0.26
Diluted	$0.15	$0.10	$0.45	$0.25
Revenues
For the nine months ended September 30, 2008, consolidated revenues increased by $22.1 million, or 10.2%, when compared to the nine months ended September 30, 2007. The changes in foreign currency exchange rates from Europe and Asia-Pacific accounted for $5.0 million and $2.4 million of the increase, respectively. Excluding foreign currency exchange rate differences, revenue increased $14.7 million, or 6.8%, for the nine months ended September 30, 2008 compared to the same period in 2007. This $14.7 million increase in revenues consisted of an $11.0 million increase from the United States, a $3.5 million increase from Europe and a $0.2 million increase in Asia-Pacific. The increase in revenue in the United States was primarily due to turnaround services. The increase in Europe was attributable to increases in under pressure and turnaround services while the Asia-Pacific revenues increased slightly across all service lines.
For the three months ended September 30, 2008, consolidated revenues increased by $1.7 million, or 2.3%, when compared to the three months ended September 30, 2007. The changes in foreign currency exchange rates from Europe and Asia-Pacific accounted for $0.5 million and $0.5 million of the increase, respectively. Excluding foreign currency exchange rate differences, revenue increased $0.7 million, or 1.0%, for the three months ended September 30, 2008 compared to the same period in 2007. This $0.7 million increase in revenues consisted of a $2.0 million increase from Europe partially offset by a $0.6 million decrease from the United States and a $0.7 million decrease in Asia-Pacific. The increase in revenue in Europe was attributable to an increase in turnaround and other services. The decrease in revenue in the United States was due to other services. The decrease in Asia-Pacific revenue was attributable to turnaround services.
Operating Costs
For the nine months ended September 30, 2008, operating costs increased $12.0 million, or 8.4%, when compared to the nine months ended September 30, 2007. The changes in foreign currency exchange rates from Europe and Asia-Pacific accounted for $3.6 million and $1.5 million of the increase, respectively. Excluding foreign currency exchange rate differences, operating costs increased $6.9 million, or 4.8%, for the nine months ended September 30, 2008 compared to the same period in 2007. This $6.9 million increase in operating costs consisted of a $5.7 million increase in the United States, a $0.7 million increase in Europe and $0.5 million increase for Asia-Pacific. The increase in the United States was due to an increase in labor, benefit costs and rent which were partially offset by a decrease in material costs. The increase in Europe was due to increases in labor, benefit costs, rent, engineering charges and overhead which were partially offset by a decrease in material costs and subcontract services. The increase in Asia Pacific was due to an increase in labor, benefit and material costs.
For the three months ended September 30, 2008, operating costs increased $2.8 million, or 5.9%, when compared to the three months ended September 30, 2007. The changes in foreign currency exchange rates from Europe and Asia-Pacific accounted for $0.6 million and $0.3 million, of the increase, respectively. Excluding foreign currency exchange rate differences, operating costs increased $1.9 million, or 4.1%, for the three months ended September 30, 2008 compared to the same period in 2007. This $1.9 million increase in operating costs consists of a $0.4 million increase in the United States and a $1.6 million increase in Europe while Asia-Pacific decreased $0.1 million. The increase in the United States was due to increased labor and benefit costs offset by a decrease in material costs. The increase in Europe was due to increased labor, benefit costs and engineering charges offset by a decrease in material costs.
Depreciation and Amortization
Depreciation and amortization expense increased $0.2 million and $1.1 million for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods of 2007 due to the depreciation and amortization related to $8.1 million of capital expenditures in 2007 and $5.4 million of capital expenditures placed in service during the first nine months of 2008.
Selling, General and Administrative
For the nine months ended September 30, 2008, selling, general and administrative expenses increased $1.5 million, or 2.6%, when compared to the nine months ended September 30, 2007. The changes in foreign currency exchange rates from Europe and Asia-Pacific accounted for approximately $1.1 million and $0.4 million of the increase, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses for the nine months ended September 30, 2008 were consistent with the same period in 2007. Selling, general and administrative costs increased $1.2 million in the United States and were offset by a $1.1 million decrease in Europe and a $0.1 million decrease in Asia-Pacific. The United States increase in selling, general and administrative expenses primarily consisted of an increase in sales labor and benefit costs, vehicle costs and rent. The decrease in Europe represented decreases in legal fees and outside professional services partially offset by an increase in sales labor and benefit costs and rent.
For the three months ended September 30, 2008, selling, general and administrative expenses decreased $2.1 million, or 10.4%, when compared to the three months ended September 30, 2007. The changes in foreign currency exchange rates from Europe and Asia-Pacific increased selling, general and administrative expenses by approximately $0.2 million and $0.1 million, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses decreased $2.4 million, or 12.1%, for the three months ended September 30, 2008 compared to the same period in 2007. This $2.4 million decrease in selling, general and administrative costs consists of a $2.2 million decrease in the United States, a $0.1 million decrease in Europe and a $0.1 million decrease in Asia-Pacific. The United States decrease in selling, general and administrative expenses primarily consisted of a decrease in labor and benefit costs, legal fees and outside professional services.
Interest Expense
For the three and nine months ended September 30, 2008, consolidated interest expense decreased by $0.5 million, or 59.5%, and $1.3 million, or 48.1%, when compared to the three and nine months ended September 30, 2007, respectively. The decrease in interest expense is due to the conversion and payoff of the Company’s 8.75% subordinated debentures which matured January 2008 as well as a decrease in outstanding debt and in interest rates from September 30, 2007 to September 30, 2008. During 2007, $3.0 million of the debentures were converted into 562,628 shares of the Company’s common stock with $1.9 million of the debentures converted into 358,344 shares of the Company’s common stock during the first half of January 2008. The remaining $0.2 million of subordinated debentures were paid in full in January 2008.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As a result, primarily all domestic federal and state income taxes recorded for the nine months ended September 30, 2008 and 2007 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the nine months ended September 30, 2008 and 2007 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
For the nine months ended September 30, 2008, income tax expense increased by $0.9 million when compared to the same period in 2007. The increase was primarily related to the increase in taxable income for foreign jurisdictions.

Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $15.9 million for the nine months ended September 30, 2008 as compared to $15.8 million for the nine months ended September 30, 2007. Increases in net cash from operating activities were due primarily to an increase in net income of $7.7 million as well as an increase in non-cash items of $1.4 million. These increases were substantially offset by a $9.0 million decrease in net changes in operating assets and liabilities. The changes in operating assets and liabilities were driven by trade payables and accrued expenses that remained relatively flat for the nine months ended September 30, 2008 compared to an increase of approximately $6.8 million in the nine months ended September 30, 2007.
Net cash used in investing activities, which consists of capital expenditures, totaled $5.4 million and $5.7 million for the nine month periods ended September 30, 2008 and 2007 respectively.
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
Net cash used in financing activities was $7.8 million for the nine months ended September 30, 2008 compared to $1.6 million for the nine months ended September 30, 2007. The Company made payments of $7.9 million in 2008 and $0.6 million in 2007 related to its capital leases and the pay down of long-term debt in 2008. The Company also paid $0.2 million for the final conversions of its 8.75% subordinated debentures in 2008. Additionally, the Company received $0.3 million and $0.5 million in 2008 and 2007, respectively, for common stock issued upon the exercise of options. These items were offset by $1.6 million in payments in 2007 for the bank overdraft which existed as of December 31, 2006.
Furmanite Worldwide, Inc. and subsidiaries (“FWI”) is subject to various financial and operational covenants associated with the $50.0 million facility, including percentage of tangible assets related to certain geographical areas, ratios of debt and capital expenditures to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges. At September 30, 2008 and December 31, 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.6% and 6.2% at September 30, 2008 and December 31, 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At September 30, 2008, FWI was in compliance with all covenants under the $50.0 million facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximated $132 million, consisting primarily of current assets and property and equipment) and is without recourse to the Parent Company. Considering the outstanding borrowings and letters of credit at September 30, 2008, the unused borrowing capacity was $13.9 million under the $50.0 million facility.
At September 30, 2008 and December 31, 2007, $7.5 million and $15.0 million, respectively, was outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.1% and 5.7% at September 30, 2008 and December 31, 2007, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At September 30, 2008, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding.
The Company’s 8.75% subordinated debentures were convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $5.26 per share. These subordinated debentures matured in January 2008.

On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10.85 million KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At September 30, 2008 and December 31, 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company did not recognize any interest or penalties for the nine months ended September 30, 2008 or 2007. Unrecognized tax benefits at September 30, 2008 and December 31, 2007 of $1.1 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing would impact the effective foreign tax rate if recognized.
Deferred tax assets and liabilities result from temporary differences between the US GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At September 30, 2008 and December 31, 2007, the Company’s valuation allowance was $19.9 million and $22.7 million, respectively.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company elected to defer the effective date of its adoption to January 1, 2009 in accordance with FSP FAS No. 157-2. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements. See Note 11 for additional disclosures.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure most financial assets and liabilities at fair value at specified election dates. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to adopt the fair value option and re-measure any of its assets or liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for future acquisitions.
In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), and other U.S. generally accepted accounting principles. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles” which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with accounting principles generally accepted in the United States. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of SFAS 162 to have a material impact on its consolidated financial statements.
Off-Balance Sheet Transactions
Other than operating leases, the Company was not a party to any off-balance sheet transactions at September 30, 2008, or for the three and nine months ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company’s principal market risk exposures (i.e., the risk of loss arising from the adverse changes in market rates and prices) are to changes in interest rates on the Company’s debt and investment portfolios and fluctuations in foreign currency.
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $35.1 million at September 30, 2008, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
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
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures, as defined, as of September 30, 2008. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended September 30, 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to site contamination for properties in the United States in the amount of $1.9 million at September 30, 2008 and December 31, 2007.
A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. On October 20, 2008, the parties jointly filed an agreed order of dismissal with the Court, as Premcor and the subsidiary reached an amicable settlement without admission of liability or wrongdoing on the part of either party. The settlement resolved all of the claims among the parties, avoiding the future expense, inconvenience, uncertainty and distraction of litigation and allowing the parties to resume their prior relationship as customer and service-provider. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory data services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.53 million were recorded as of September 30, 2008 and December 31, 2007.
Item 1A. Risk Factors
Changes in the general economy, including the global financial crisis that accelerated in the quarter ended September 30, 2008, may negatively impact the Company’s business.
During the quarter ended September 30, 2008, a global financial crisis, particularly affecting the credit markets, accelerated and may produce a prolonged global recession. While the extent, timing of ramifications of the crisis cannot be predicted, the Company believes that the risks to its business in this environment have been heightened. In addition, continued issues involving liquidity and capital adequacy affecting lenders could affect the Company’s ability to fully access its credit facility.
Other than the addition of the risk factor set forth above, there have been no material changes to the risk factors presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
None to report in Q3 2008.

Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, filed as Exhibit 3.1 of the exhibits to the Registrant’s Registration Statement on Form S-16, which exhibit is hereby incorporated by reference.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, filed as Exhibit 3.2 of the exhibits to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1981, which exhibit is hereby incorporated by reference.
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1985, which exhibit is hereby incorporated by reference.
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, filed as Exhibit 4.1 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1985, which exhibit is hereby incorporated by reference.
3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1990, which exhibit is hereby incorporated by reference.
3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, filed as Exhibit 3.5 of the exhibits to the Registrant’s Form 10-Q for the quarter ended September 30, 1990, which exhibit is hereby incorporated by reference.
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, which exhibit is hereby incorporated by reference.
3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on June 20, 2007, which exhibit is hereby incorporated by reference.
4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 1 of the exhibits to the Registrant’s Current Report on Form 8-K and Registration Statement on Form 8-A, dated April 5, 1988, which exhibit is hereby incorporated by reference.
4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of NewYork Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Right Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.
31.	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.
31.	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.
32.	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.
32.	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 10, 2008.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ HOWARD C. WADSWORTH
Howard C. Wadsworth
Sr. Vice President, Treasurer and Secretary (Chief Financial Officer)

Date: November 10, 2008