Form 10-K
period 2008-12-31
FURMANITE CORP
filed 2009-03-16
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-5083

FURMANITE CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1191271 (IRS Employer Identification No.)

2435 North Central Expressway Suite 700 Richardson, Texas (Address of principal executive offices)	75080 (zip code)
(972) 699-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Without Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2008 was $270,105,659 based on the closing price of the registrant’s common stock, $7.98 per share, reported on the New York Stock Exchange on June 30, 2008.
There were 36,603,852 shares of the registrant common stock outstanding as of March 6, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FURMANITE CORPORATION AND SUBSIDIARIES

PART I
Item 1. Business
Company Overview
On May 17, 2007, Xanser Corporation changed its name to Furmanite Corporation after the Company’s stockholders ratified the name change at its annual stockholder meeting. The Company’s common stock, no par value, began trading under the ticker symbol FRM effective May 18, 2007, superseding the previous ticker symbol XNR on the New York Stock Exchange (“NYSE”). The Company’s website also changed from www.xanser.com to www.furmanite.com.
The Company was incorporated in Delaware on January 23, 1953. The Company’s principal operating office is located at 2435 North Central Expressway, Suite 700, Richardson, Texas 75080 and its telephone number is (972) 699-4000.
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair and manufacture, concrete repair, bolting, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America, Asia-Pacific and Africa through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. The combination of Furmanite and Xtria are representative of the operations of the Company.
On December 31, 2005, the Company’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its wholly owned subsidiaries Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA and Furmanite GSG BV (collectively “Acquisition Group”)) entered into an Asset Purchase Agreement (“Acquisition Agreement”) with Flowserve US Inc. (together with its affiliates IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company and Flowserve Belgium N.V. (collectively “Flowserve”)), pursuant to which Acquisition Group acquired substantially all of the material operating assets of Flowserve’s General Services Group (“GSG”), including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG-related site contamination at the properties in the United States, for a total net consideration of approximately $21.8 million (the “Acquisition”), including transactions costs of $4.5 million, which was finalized in December 2006. GSG provided hot tapping services and maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The acquisition was consummated as of the close of business on December 31, 2005.
In connection with the Acquisition, on December 31, 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”) entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25.0 million to $50.0 million. On December 31, 2005, FWI funded the cost of the Acquisition and certain transaction costs by borrowing $15.6 million.
The Company files annual, quarterly, and other reports and information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These reports and other information that the Company files with the SEC may be obtained on the SEC website at www.sec.gov.
The Company also makes available free of charge on or through the internet website, www.furmanite.com, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website free of charge are copies of the Company’s

Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics and Corporate Governance Guidelines. The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer and principal accounting officer. A copy of this Annual Report on Form 10-K will be provided free of charge upon written request to Investor Relations at the Company’s address.
Business Segment Data and Geographical Information
See Note 13 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Operations
Furmanite’s business is specialized technical services that are provided to an international base of clients. Furmanite operations were founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and then into providing services. During the 1970s and 1980s, Furmanite grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. The Parent Company acquired Furmanite in 1991 to diversify its operations and pursue international growth opportunities. In 2005, the Acquisition Group acquired substantially all of the material operating assets of GSG, including valve repair and hot-tapping services. Heat treating services were introduced by Furmanite in 2006. In 2007, Furmanite expanded its operating presence into Bahrain and in late 2007, Furmanite expanded its operating presence into mainland China. In 2008, an office in West Africa was opened to take advantage of existing customer relationships in the area and launch the full range of service lines to existing customers and other markets.
Products and Services
Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets”). Other services provided include on-site machining, bolting, valve testing, valve repair, product distribution, heat treating and repair on such systems and equipment. These services tend to complement the leak sealing service since these “turnaround services” are usually performed while a plant or piping system is off-line. In addition, Furmanite provides hot tapping, fugitive emissions monitoring, passive fire protection, concrete repair, and heat exchanger design and repair, and manufacturing. Furmanite also performs diagnostic services on valves and motors by, among other methods, utilizing its patented Trevitest system. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2008, 2007 and 2006, under pressure services represented approximately 32%, 31%, and 33%, respectively, of total revenues, while turnaround and valve repair services accounted for approximately 54%, 54%, and 48%, respectively, of total revenue and product sales and other industrial services represented approximately 14%, 15%, and 19%, respectively, of total revenues.
Furmanite’s on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds approximately 127 trademarks and patents for its techniques, products and materials. The patents, which are registered in jurisdictions around the world, expire at various dates through to December 2017. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group and manufacturing group that works with the on-site technicians in crafting these materials, tools and equipment.
The Company also provides limited service through Xtria to the government markets in focus areas of early childhood education and development. These services are provided through focused offerings of solutions, services and systems. For agencies of the federal, state and local government, Xtria provides program and policy analysis, program implementation and program evaluation services. Xtria also provides research studies and services, training and technical assistance, conference and event management logistical support services, grant review services and support, as well as tailored solutions in website development and graphic design. Xtria’s expertise lies in providing comprehensive solutions focusing on educational development, early childhood development, child welfare, adoption, foster care and child support programs. Xtria’s knowledge of social services programs helps clients better understand and meet the needs of children and families and evaluate program effectiveness. Xtria’s research services include evaluation, survey development, data collection, primary and secondary data analysis, report preparation, training and needs-based technical assistance. Through a team of highly skilled experts, Xtria’s government group offers clients the tools and know-how for strengthening funding decisions, enhancing policy development and improving program implementation and oversight. Xtria also provides information and technical solutions that help organizations and agencies of government become more efficient and competitive by leveraging web-based technologies to improve business processes, program services and information systems. Other services previously provided by Xtria related to healthcare services were discontinued in 2007. Xtria maintains an office in Vienna, Virginia.
Customers and Markets
Furmanite’s customer base includes petroleum refineries, chemical plants, mining, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in approximately 35 countries. Most of the revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other significant markets include offshore oil producers, mining and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements and the worldwide economic climate. No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.
Furmanite believes that it is the most recognized brand in its industry. With an over 80-year history, Furmanite’s customer relationships are long-term and worldwide. All customers are served from the worldwide headquarters in Richardson, Texas with a substantial presence in the United Kingdom, Continental Europe and Asia-Pacific. Furmanite currently operates major North American offices in the United States in Sulphur, Louisiana; La Place, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Saraland, Alabama; Houston, Texas; San Francisco, California; Los Angeles, California; Hobart, Indiana; Kent, Washington and Salt Lake City, Utah. The worldwide operations are further supported by offices currently located in countries through six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Nigeria, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, India, Indonesia, Italy, Japan, Kuwait, Portugal, Thailand and the United Arab Emirates. Sales by major geographic region for 2008 were 46% for the United States, 44% for Europe and 10% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Furmanite’s leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during any of the years ended December 31, 2008, 2007 or 2006. Furmanite generally competes on the basis of service, product performance and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use the proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
Safety, Environmental and Other Regulatory Matters
Many aspects of Furmanite’s operations are subject to governmental regulation. Federal, state and local authorities of the United States and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite’s services and operations. Further, because of the international operations, Furmanite is subject to a number of political and economic risks, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, services are paid and operations are typically funded in the currency of the particular country in which the business activities are conducted.
Furmanite’s services are often performed in emergency situations under circumstances involving exposure to high temperatures and pressures, potential contact with caustic or toxic materials, fire and explosion hazards and environmental contamination, any of which can cause serious personal injury or property damage. Furmanite manages its operating risks by providing its technicians with extensive on-going classroom and field training and supervision, maintaining a technical support system through its staff of specialists, establishing and enforcing strict safety and competency requirements, standardizing procedures and evaluating new materials and techniques for use in connection with the lines of service. Furmanite also maintains insurance coverage for certain risks, although there is no assurance that insurance coverage will continue to be available at rates considered reasonable or that the insurance will be adequate to protect Furmanite against liability or loss of revenues resulting from the consequences of a significant accident.
Furmanite is subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that environmental costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in environmental costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.9 million at each of December 31, 2008 and 2007.
Employees
At December 31, 2008, the Company had 1,925 employees. As of December 31, 2008, approximately 287 employees were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 199 employees in the United Kingdom who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.
Item 1A. Risk Factors
In evaluating the Company, the factors described below should be carefully considered. The occurrence of one or more of these events could materially and adversely affect the Company’s business, prospects, financial condition, results of operations and cash flows.
Weakness in the industries Furmanite serves could adversely affect demand for our services.
A substantial portion of the business depends upon the levels of capital investment and maintenance expenditures in the refining and chemical industries, as well as the power generation and other process industries. The levels of capital and maintenance expenditures by Furmanite’s customers are affected by general economic conditions, conditions in their industries and their liquidity, as well as cyclical downturns in these industries and fluctuations in oil prices. Continued weaknesses in the sectors served by Furmanite could adversely affect the demand for Furmanite’s services.

Political conditions in foreign countries in which Furmanite operates could adversely affect the financial condition, results of operations or cash flow of the Company.
Operations in foreign jurisdictions accounted for approximately 54% of total revenues for the year ended December 31, 2008. The Company expects foreign operations to continue to be an important part of its business. Foreign operations are subject to a variety of risks, such as:
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
The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. Based on results of operations for the year ended December 31, 2008, the Company estimates that a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.7 million and $0.3 million, respectively.
The competitive position of Furmanite depends in part on the ability to protect its intellectual property.
The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds approximately 127 trademarks and patents for its techniques, materials and equipment. These patents are registered around the world and expire at various dates ranging to 2017. Although Furmanite believes it has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.
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
The Company is subject to risks of loss resulting from delinquent payment, nonpayment or nonperformance or other obligations by its customers. If any of the key customers default on their obligations, the financial results of the Company could be adversely affected. Furthermore, some of the Company’s customers may be highly leveraged and subject to their own operating and regulatory risks which may also limit their ability to pay or perform.
Changes in the general economy, including the global financial crisis that began to accelerate in late 2008, may negatively impact the Company’s business.
During late 2008, a global financial crisis, particularly affecting the credit markets, accelerated and has produced a global recession that may last for an indefinite period of time. While the timing and extent of the crisis cannot be predicted, the Company believes that the risks to its business and its customers in this environment have been heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers. Furthermore, it may be more difficult or costly to access or obtain, in the future, working capital or acquisition opportunity financing or to refinance FWI’s existing debt, which matures in January 2010.
The government services provided by Xtria are affected by levels of expenditures of federal, state and local governments.
The government services are primarily provided to governmental organizations in the focus areas of early childhood education and development. The level of services provided to governmental units can be influenced by political and economic factors and the availability of budgeted and funded projects.
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The properties owned or utilized by the Company are generally described in Item 1 of this Annual Report on Form 10-K and Note 5 under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Additional information concerning the obligations of the Company for lease and rental commitments is presented under the caption “Commitments and Contingencies” in Note 12 under Item 8 “Financial Statements and Supplementary Data” on the Annual Report on Form 10-K. Such descriptions and information are hereby incorporated by reference into this Item 2.
The Parent Company’s corporate headquarters are located in an office building in Richardson, Texas, pursuant to a lease agreement that expires June 30, 2012 and requires monthly lease payments of approximately $40,000 plus certain operating expenses and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, governmental affairs and accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for four properties located in the United Kingdom and five properties located in the United States, which are company-owned.
Item 3. Legal Proceedings
A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. On October 20, 2008, the parties jointly filed an agreed order of dismissal with the Court, as Premcor and the subsidiary reached an amicable settlement without admission of liability or wrongdoing on the part of either party. The settlement resolved all of the claims among the parties, avoiding the future expense, inconvenience, uncertainty and distraction of litigation and allowing the parties to resume their prior relationship as customer and service-provider. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The subsidiary of the Company intends to vigorously pursue this matter.
On November 12, 2008, CSI International, Inc. filed an action against a subsidiary of the Company and the Company in a state court in Harris County, Texas seeking unspecified damages arising out of an unsuccessful attempt by the plaintiff and the subsidiary to complete a transaction regarding certain assets owned by the plaintiff. The subsidiary and the Company believe that the subsidiary and the plaintiff were unable to complete and/or enter into a definitive agreement because of factors completely under the control of the plaintiff. The subsidiary and the Company intend to vigorously defend this lawsuit which has not yet been set for trial.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.39 million and $2.53 million were recorded as of December 30, 2008 and 2007, respectively, related to these claims.

Item 4. Submission of Matters to a Vote of Security Holders
The Company did not hold a meeting of stockholders or otherwise submit any matter to a vote of stockholders in the fourth quarter of 2008.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On May 18, 2007, the Company’s Common Stock began trading on the NYSE under the symbol FRM. Previously, the Company’s Common Stock traded on the NYSE under the symbol XNR.
The following table sets forth the range of high and low sales prices per share of Common Stock for the periods indicated:

Years Ended December 31,	High	Low
2008:
First Quarter	$11.80	$8.18
Second Quarter	$9.54	$7.50
Third Quarter	$12.57	$7.40
Fourth Quarter	$10.46	$4.13

2007:
First Quarter	$6.24	$4.68
Second Quarter	$7.99	$5.36
Third Quarter	$9.46	$6.70
Fourth Quarter	$13.00	$8.45
At March 6, 2009, there were approximately 2,252 stockholders of record.
The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of FWI contain restrictions on its ability to pay dividends or distributions to the Company, if an event of default exists. At December 31, 2008, the Company was in compliance with all applicable debt covenants under its credit facilities.

Item 6. Selected Financial Data
The following selected financial data (in thousands, except per share amounts) is derived from the Company’s Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Income Statement Data:
Revenues	$320,942	$290,287	$246,388	$153,881	$145,687
Total costs and expenses	293,941	269,640	244,488	154,772	140,728

Operating income (loss)	$27,001	$20,647	$1,900	$(891)	$4,959
Interest expense, net of interest and other income	(1,445)	(2,233)	(1,941)	(380)	(815)

Income (loss) before income taxes	$25,556	$18,414	$(41)	$(1,271)	$4,144
Income tax expense	(3,688)	(5,919)	(3,391)	(2,995)	(1,748)

Net income (loss)	$21,868	$12,495	$(3,432)	$(4,266)	$2,396

Earnings (loss) per common share:
Basic	$0.60	$0.35	$(0.10)	$(0.13)	$0.07
Diluted	$0.59	$0.35	$(0.10)	$(0.13)	$0.07

	December 31,
Balance Sheet Data:	2008	2007	2006	2005	2004
Cash and cash equivalents	$30,793	$31,570	$23,937	$21,526	$21,598
Working capital	83,826	76,917	69,226	57,154	47,075
Total assets	173,278	172,053	156,500	136,478	111,920
Long-term debt, less current portion	35,363	43,185	48,721	31,739	17,498
Stockholders’ equity	91,317	78,336	60,605	51,304	55,890

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report on Form 10-K.
Business Overview
On May 17, 2007, Xanser Corporation changed its name to Furmanite Corporation after the Company’s stockholders ratified the name change at its annual stockholder meeting. The Company’s common stock, no par value, began trading under the ticker symbol FRM effective May 18, 2007, superseding the previous ticker symbol XNR, on the NYSE.
The Company was incorporated in 1953 and conducts its principal business through subsidiaries in the technical services industry.
The Company’s technical services business, which is conducted through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”), offers specialized technical services to an international base of clients located in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America, Asia-Pacific and Africa. This business provides on-line repairs of leaks in valves, pipes and other components of piping systems and related equipment, typically in the flow-process industries. Other services provided include on-site machining, bolting and valve testing and repair on such systems and equipment. In addition, the business provides hot tapping, heat treating, fugitive emissions monitoring, passive fire protection, concrete repair, composite repair and heat exchanger repair.
The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation for state and federal government agencies.
The combination of Furmanite and Xtria are representative of the operations of the Company.
On December 31, 2005, the Company’s wholly owned subsidiary, Furmanite Worldwide, Inc. (together with certain of its wholly owned subsidiaries, the Acquisition Group, entered into an Acquisition Agreement with Flowserve, pursuant to which the Acquisition Group acquired substantially all of the material operating assets of GSG, including certain working capital, and agreed to assume certain GSG liabilities, including certain environmental liabilities pertaining to GSG-related site contamination at the properties in the United States, for a total net cash consideration of approximately $21.8 million, including transaction costs of $4.5 million, which was finalized in December 2006. GSG provided hot tapping services and maintenance, repair and distribution services for a broad array of valves, piping systems and other process-system components with operating locations in North America and Europe. The acquisition was consummated as of the close of business on December 31, 2005.
Financial Overview
The Company’s net income for the year ended December 31, 2008 increased $9.4 million, or 75.0%, to $21.9 million for the year ended December 31, 2008 from $12.5 million for the year ended December 31, 2007. Revenues increased 10.6%, to $320.9 million for the year ended December 31, 2008 from $290.3 million for the year ended December 31, 2007. The increase in revenues is due in part to the expansion of the heat treating services in the United States in addition to increases in underpressure and turnaround services related to leak sealing, onsite machining and bolting services in both the United States and Europe. Revenue increases also resulted from the Company’s continued expansion geographically into new markets as well as the expansion of product and service lines in existing markets. Partially offsetting the increase in revenue was a temporary disruption of the business in the United States due to hurricanes in the Gulf Coast region during 2008. Revenues and operating income were also negatively impacted in 2008 due to foreign currency rate fluctuations. The weakening of the British pound relative to the U.S. dollar in 2008 had a significant unfavorable impact which was partially offset by favorable exchange rate fluctuations of the pound relative to the Euro and the Australian dollar in 2008 when compared to 2007. The overall increase in revenues combined with smaller percentage increases in operating costs and selling, general and administrative expenses had a favorable result on net income for the year ended December 31, 2008. The Company’s diluted earnings per share for the year ended December 31, 2008 were $0.59 per share as compared to $0.35 per share for the year ended December 31, 2007.
Results of Operations

	Years Ended December 31,
	2008	2007	2006
	(in thousands, except per share data)

Revenues	$320,942	$290,287	$246,388

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	207,748	187,055	160,755
Depreciation and amortization	5,784	4,772	3,692
Selling, general and administrative	80,409	77,813	79,120
Goodwill impairment	—	—	654
Provision for lease termination costs	—	—	267

Total costs and expenses	293,941	269,640	244,488

Operating income	27,001	20,647	1,900

Interest and other income, net	260	1,041	866
Interest expense	(1,705)	(3,274)	(2,807)

Income (loss) before income taxes	25,556	18,414	(41)
Income tax expense	(3,688)	(5,919)	(3,391)

Net income (loss)	$21,868	$12,495	$(3,432)

Earnings (loss) per share:
Basic	$0.60	$0.35	$(0.10)
Diluted	$0.59	$0.35	$(0.10)
Revenues
For the year ended December 31, 2008, consolidated revenues increased by $30.6 million, or 10.6%, when compared to the year ended December 31, 2007. Changes related to foreign currency exchange rates unfavorably impacted revenue by $0.8 million, of which $1.8 million was related to an unfavorable impact from Europe, which was partially offset by a $1.0 million favorable impact from Asia-Pacific. Excluding the foreign currency exchange rate impact, revenue increased $31.4 million, or 10.8%, for the year ended December 31, 2008 compared to the same period in 2007. This $31.4 million increase in revenue consisted of an $18.7 million increase from the United States and $12.8 million increase from Europe that was slightly offset by a $0.1 million decrease from Asia-Pacific. The increase in the United States was primarily due to the expansion of heat treatment services as well as an increase in leak sealing and other under pressure services. The revenue growth in the United States in 2008 was mitigated to some extent by a disruption in business related to the shutdown of facilities in the Gulf Coast for nearly a month due to hurricanes in the region. While the extent of the impact cannot be quantified, scheduled and anticipated business was delayed or cancelled as a result of the shutdowns during this period. The increase in Europe was related to the increases in both underpressure and turnaround services which included bolting, onsite machining and the expansion of heat treatment services. Revenues in Asia-Pacific remained relatively flat across product lines but decreased slightly due to the completion of some larger contracts in 2007 which did not recur in 2008.
For the year ended December 31, 2007, consolidated revenues increased by $43.9 million, or 17.8%, when compared to the year ended December 31, 2006. The change related to foreign currency exchange rates favorably impacted revenue by $12.8 million, of which $10.2 million and $2.6 million were from Europe and Asia-Pacific, respectively. Excluding foreign currency exchange rate differences, revenue increased $31.1 million, or 12.6%, for the year ended December 31, 2007 compared to the same period in 2006. This $31.1 million increase in revenues consisted of a $20.0 million increase from the United States, a $7.2 million increase from Europe and a $3.9 million increase in Asia-Pacific. The United States increase in revenue was due to increases in onsite machining, bolting, heat treatment and safety valve repair. The increase in Europe was attributable to increases in leak sealing, onsite machining and heat exchanger repair. The increase in Asia-Pacific was attributable to an increase in onsite machining and hot tapping.
Operating Costs
For the year ended December 31, 2008, operating costs increased $20.7 million, or 11.0%, when compared to the year ended December 30, 2007. The change related to foreign currency exchange rates favorably impacted operating costs by $0.1 million, of which $0.7 million was related to a favorable impact from Europe which was partially offset by a $0.6 million unfavorable impact from Asia-Pacific. Excluding the foreign currency exchange rate impact, operating costs increased $20.8 million, or 11.1%, for the year ended December 31, 2008 compared to the same period in 2007. This $20.8 million increase in operating costs consisted of an $11.0 million increase in the United States, an $8.9 million increase in Europe and $0.9 million increase for Asia-Pacific. The increase in the United States was primarily due to increased labor and benefit costs as well as increases in travel costs, supplies and materials, equipment rental, equipment repairs and maintenance and vehicle costs all in relation to the increase in revenue. The increase in Europe was also due to increases in labor and benefit costs, travel costs and equipment repairs and maintenance associated with the increase in revenue. The increase in Asia Pacific was primarily due to increases in labor and benefit costs in conjunction with expansion into the region.
For the year ended December 31, 2007, operating costs increased $26.3 million, or 16.4%, when compared to the year ended December 31, 2006. The change related to foreign currency exchange rates unfavorably impacted operating costs by $8.2 million, of which $6.6 million and $1.6 million were from Europe and Asia-Pacific, respectively. Excluding foreign currency exchange rate differences, operating costs increased $18.1 million, or 11.3%, for the year ended December 31, 2007 compared to the same period in 2006. This $18.1 million increase in operating costs consisted of an $11.9 million increase in the United States, a $4.6 million increase in Europe and a $1.6 million increase for Asia-Pacific. The increase in the United States was due to increased labor and benefit costs, travel costs, supplies and materials, equipment rental, equipment repairs and maintenance and vehicle costs. The increase in Europe was related to increases in labor and benefit costs, travel costs and equipment repairs and maintenance. The increase in Asia Pacific was also related to labor and benefit costs, travel costs, equipment rental and equipment repairs and maintenance.
Depreciation and Amortization
For the year ended December 31, 2008, depreciation and amortization expense increased $1.0 million, or 21.2%, when compared to the year ended December 31, 2007. This increase was primarily due to the depreciation and amortization related to the $8.1 million of depreciable capital assets placed in service in 2007 and to a lesser degree the $8.1 million of capital assets placed in service during the year ended December 31, 2008 associated with the expansions into new markets and new service lines, as well as additional capital on existing service lines.
For the year ended December 31, 2007, depreciation and amortization expense increased $1.1 million, or 29.3%, when compared to the year ended December 31, 2006. This increase was primarily due to the depreciation and amortization related to the $7.2 million of depreciable capital assets placed in service in 2006 and to a lesser degree the $8.1 million of capital assets placed in service during the year ended December 31, 2007 associated with expansion into the heat treating business and additional capital primarily related to onsite machining and hot tapping equipment.
Selling, General and Administrative
For the year ended December 31, 2008, selling, general and administrative expenses increased $2.6 million, or 3.3%, when compared to the year ended December 31, 2007. The change related to foreign currency exchange rates favorably impacted costs by $0.1 million, of which $0.2 million related to a favorable impact from Europe which was partially offset by a $0.1 million unfavorable impact in Asia-Pacific. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses increased $2.7 million, or 3.5%, for the year ended December 31, 2008 compared to the same period in 2007. In the United States, Europe and Asia-Pacific, selling, general and administrative costs increased by $1.0 million, $1.2 million and $0.5 million, respectively. In the United States the increase in selling, general and administrative expenses was due to increased sales labor and benefit costs, vehicle costs and rent expense in support of the increase in revenue, as well as an increase in bad debt expense as a result of the global economic conditions. The increase in Europe also represented increased sales labor and benefit costs associated with increased revenues. The increase in Asia-Pacific was associated with an increase in sales and administrative labor and benefit costs as well as additional rent expense due to expansion into the region.
For the year ended December 31, 2007, selling, general and administrative expenses decreased slightly by $1.3 million, or 1.7%, when compared to the year ended December 31, 2006. The change related to foreign currency exchange rates unfavorably impacted selling, general and administrative costs by $2.8 million, of which Europe and Asia-Pacific were negatively impacted by $2.3 million and $0.5 million, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses for the year ended December 31, 2007 decreased by $4.1 million. The decrease consisted of a $4.4 million decrease in the United States and a $0.7 million decrease in Europe, but was offset by $1.0 million increase in Asia-Pacific. The increase in Asia-Pacific was attributable to labor, benefits and rent. The United States decrease was due to a decrease in bad debt expense coupled with a reduction in workforce in the government related business, which was partially offset by an increase in labor and benefits, rent and insurance costs for the Furmanite operations. In addition, the $3.6 million integration costs associated with the GSG acquisition in 2006 for the Furmanite operations attributed to the change between years which also contributed to the decrease in costs in Europe. The increase in labor and benefits is supported by the increase in revenues as discussed above.
Interest Expense
For the year ended December 31, 2008, consolidated interest expense decreased by $1.6 million, or 47.9%, when compared to the year ended December 31, 2007. The decrease in interest expense is due to the conversion and payoff of the Company’s 8.75% subordinated debentures which matured January 2008, as well as a decrease in outstanding debt and in interest rates from December 31, 2007 to December 31, 2008. During 2008, payments on debt totaled $8.0 million. During 2007, $3.0 million of the debentures were converted into 562,628 shares of the Company’s common stock and $1.9 million of the debentures were converted into 358,344 shares of the Company’s common stock during the first half of January 2008. The remaining $0.2 million of subordinated debentures were paid in full in January 2008.
For the year ended December 31, 2007, consolidated interest expense increased by $0.5 million, or 16.6%, when compared to the year ended December 31, 2006. The increase in interest expense from 2006 to 2007 was due to the additional borrowings for working capital requirements in 2006 combined with the slight increase in interest rates from December 31, 2006 to December 31, 2007. Interest expense has been affected by the conversion of $3.0 million of the Company’s 8.75% subordinated debentures into 562,628 shares of the Company’s common stock during the year ended December 31, 2007. These conversions resulted in lower interest expense for the last half of 2007.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As a result, primarily all domestic federal and state income taxes recorded for the years ended December 31, 2008, 2007 and 2006 were fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the years ended December 31, 2008, 2007 and 2006 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
Income tax expense decreased by $2.2 million, to $3.7 million for the year ended December 31, 2008 from $5.9 million for the year ended December 31, 2007. Income tax expense increased by $2.5 million, to $5.9 million for the year ended December 31, 2007 from $3.4 million for the year ended December 31, 2006. These changes were primarily related to changes in pretax income for foreign jurisdictions.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $16.5 million for the year ended December 31, 2008 as compared to $16.6 million for the year ended December 31, 2007. Increases in net cash from operating activities due to the increase in net income of $9.4 million as well as an increase in non-cash items of $1.3 million were substantially offset by an $10.8 million decrease in net changes in operating assets and liabilities. The changes in operating assets and liabilities were driven by trade receivables, inventory, accrued expenses and income taxes payable that reduced cash flows by $13.1 million for the year ended December 31, 2008 compared to a decrease of approximately $1.9 million in the year ended December 31, 2007.
Net cash used in investing activities, which consists of capital expenditures, totaled $8.0 million and $8.1 million for the years ended December 31, 2008 and 2007, respectively.
Consolidated capital expenditures for the calendar year 2009 have been budgeted at $12.0 million to $13.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2009 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $7.7 million for the year ended December 31, 2008 compared to $1.8 million for the year ended December 31, 2007. The Company made payments of $0.5 million in 2008 and $0.7 million in 2007 related to its capital leases and $7.5 million in 2008 to pay down long-term debt. The Company also paid $0.1 million for the final maturities of its 8.75% subordinated debentures in 2008. Additionally, the Company received $0.4 million and $0.5 million in 2008 and 2007, respectively, for common stock issued upon the exercise of options. These items were offset by $1.6 million in payments in 2007 for the bank overdraft which existed as of December 31, 2006.
During 2008, a global financial crisis, particularly affecting the credit markets, accelerated and has produced a global recession that may last for an indefinite period of time. While the timing and extent of the crisis cannot be predicted, the Company believes that the risks to its business and its customers in this environment have been heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers. Furthermore, it may be more difficult or costly to access or obtain, in the future, working capital or acquisition opportunity financing or to refinance existing debt, which matures in January 2010. The Company continually monitors the credit markets in light of the maturity of existing credit facilities.
In connection with the Flowserve acquisition in 2005, FWI entered into the Second Amendment to its Amended and Restated Loan Agreement dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million facility.
FWI is subject to various financial and operational covenants associated with the borrowings under the $50.0 million revolving bank facility (the “$50.0 million facility”), including percentage of tangible assets related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At December 31, 2008 and December 31, 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were

3.5% and 6.2% at December 31, 2008 and December 31, 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At December 31, 2008, FWI was in compliance with all covenants under the $50.0 million facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximated $127 million, consisting primarily of current assets and property and equipment) and is without recourse to the Parent Company.
During 2006, $15.0 million was borrowed under the borrowings secured by a letter of credit under the $50.0 million facility (the “$15.0 million facility”) that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2008 and December 31, 2007, $7.5 million and $15.0 million, respectively, were outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.7% and 5.7% at December 31, 2008 and December 31, 2007, respectively. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility thereby reducing the borrowing capacity of that facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At December 31, 2008, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding. Considering the outstanding borrowings of $27.6 million under the $50.0 million facility, $7.5 million under the $15.0 million facility and $0.9 million related to letters of credit issued, each of which reduced capacity under the $50.0 million facility, the unused borrowing capacity was $14.0 million at December 31, 2008 under the $50.0 million facility.
The Company’s 8.75% subordinated debentures were convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. During the year ended December 31, 2007, $3.0 million subordinated debentures were converted into 562,628 shares of the Company’s common stock. During January 2008, $1.9 million subordinated debentures were converted into 358,344 shares of the Company’s common stock. These subordinated debentures matured January 15, 2008 and the final principal and interest payment was made.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each stockholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At December 31, 2008 and December 31, 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes investing those dollars back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the $50.0 million facility will be sufficient to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.
Contractual Obligations
The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2008 in total and by period due beginning in 2009. The operating leases contain renewal options by the Company that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

		Less
		Than 1			After 5
	Total	Year	1-3 Years	4-5 Years	Years
Debt:
$50.0 million facility	$27,590	$—	$27,590	$—	$—
$15.0 million facility secured by letter of credit under $50 million facility	7,500	—	7,500	—	—
Capital leases	609	336	273	—	—

Debt subtotal	35,699	336	35,363	—	—
Interest on debt	2,375	1,193	1,182	—	—

Total debt and interest	38,074	1,529	36,545	—	—

Other contractual commitments:
Operating leases	23,667	7,626	10,328	3,864	1,849
Pension plan contributions	9,240	924	1,848	1,848	4,620

Total other contractual commitments	32,907	8,550	12,176	5,712	6,469

Total	$70,981	$10,079	$48,721	$5,712	$6,469

Interest on debt is calculated based on outstanding balances, using interest rates in effect at December 31, 2008. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $1.9 million. The defined benefit pension plan has had no new participants added since the plan was frozen in 1994.
Per FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN No. 48”), income tax liabilities are not included in the above contractual obligations. At December 31, 2008, the Company’s gross FIN No. 48 liability was $1.0 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its FIN No. 48 liability. However, should the entire FIN No. 48 liability be paid, the amount of the payment may be partially reduced as a result of offsetting benefits in other tax jurisdictions. See Note 11 of “Notes to Consolidated Financial Statements” of this Annual Report for additional information regarding FIN No. 48.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in Note 1. under Item 8. “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
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

Allowance for Doubtful Accounts
Credit is extended to customers based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts for doubtful accounts receivable based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes-off accounts receivable when they become uncollectible. Any payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangibles in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets(“SFAS No.142”). Under SFAS No. 142, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2008 and 2007, the Company had no significant intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value. Based on valuations and market approach analysis performed by the Company at December 31, 2008 and 2007, no impairment charge was required. At December 31, 2006, the Company determined that the carrying value of a portion of its goodwill related to government services business exceeded the implied fair value and recorded a non-cash charge to operating costs of $0.7 million. As a result of the shifting focus to the technical services business, combined with the results of the goodwill impairment calculation using the market capitalization method, it was determined that the goodwill for the healthcare services business would be written off. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided and the potential impact of the current global economic condition. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company. At each of December 31, 2008 and 2007, $2.1 million, of indefinite-lived intangible assets (primarily tradenames) were included in other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $0.3 million were also included in other assets at December 31, 2008 and 2007 with accumulated amortization of $0.2 million and $0.1 million, respectively.
Revenue Recognition
Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.
Revenues are based primarily on time and materials and substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the three years ended December 31, 2008, 2007 or 2006.
Revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process-related and has no other material deliverables. The Company recognizes revenues on a straight line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. Revenues for the years ended December 31, 2008, 2007, and 2006 using the proportional method were not significant. The Company records revenues net of sales tax.

Periodically the Company records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web hosted data processing, purchased application software, networking, consulting and support services. These arrangements comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenues under a multiple deliverable arrangement when there are separate deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenues are allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the residual method to allocate value to the delivered and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered and then are recognized as revenues. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered. These transactions have not been significant in any of the three years ended December 31, 2008, 2007 and 2006.
Stock-Based Compensation
All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
Income Taxes
The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for any of the years ended December 31, 2008, 2007 or 2006. Unrecognized tax benefits at December 31, 2008 and 2007 were $1.0 million for uncertain tax positions related to transfer pricing, which would impact the effective foreign tax rate if recognized.
Deferred tax assets and liabilities result from temporary differences between the US GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2008 and 2007, the Company’s valuation allowance was $18.0 million and $22.7 million, respectively. The net deferred tax assets in 2008 and 2007 relate to foreign tax matters.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2005 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in years prior to 2005 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2000.

Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 6.7%. These rates are renewed annually and adjusted to reflect current conditions. Based on this information the discount rate for 2009 is 6.7%. These rates are determined appropriate, based on reference to yields. The compensation increase rate of 3.0% per year is based on historical experience. The expected return on plan assets of 6.2% for 2009 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense. The effect of a 0.5% change in the discount rate or expected return on plan assets would have an immaterial impact on the 2009 estimated pension expense. An increase of 0.5% in the discount rate would result in a $2.3 million decrease on the projected benefit obligation at December 31, 2008 while a decrease of 0.5% in the discount rate would result in a $2.6 million increase on the projected benefit obligation at December 31, 2008.
Contingencies
Environmental
Liabilities are recorded when site restoration or environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets when such recoveries become certain.
The Company capitalizes environmental costs only if the costs are recoverable and the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired, or if the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired. All other environmental costs are expensed.
Other
The Company establishes a liability for all other loss contingencies, when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement (SFAS No. 157”), which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company elected to defer the effective date of its adoption to January 1, 2009 in accordance with FSP FAS No. 157-2 for non-financial assets and liabilities. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157. FSP FAS No. 157-3 was effective upon issuance. The adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements nor does it expect the adoption of the remainder of SFAS No. 157 to have a material impact on its consolidated financial statements. See Note 15 to the Company’s consolidated financial statements for additional disclosures.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)(“SFAS No. 158”). As required, the Company adopted the provision of SFAS No. 158 that required an employer to recognize the funded status of each pension and other post retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts recorded in other comprehensive income. The standard also ultimately requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. The Company adopted of the provisions of SFAS No. 158 relative to measurement date for the fiscal year ending December 31, 2008 did not have a material impact on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets and liabilities to be carried at fair value. Under SFAS No. 159, a company may elect to measure most financial assets and liabilities at fair value at specified election dates. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. The Company adopted SFAS No. 159 on January 1, 2008 and did not elect to adopt the fair value option and re-measure any of its assets or liabilities.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141R will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141R will affect the Company’s accounting for future acquisitions.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets(“SFAS No. 142”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles generally accepted in the United States (“U.S. GAAP”). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”) which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets.

This pronouncement is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact on its consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at December 31, 2008, or for any of the years ended December 31, 2008, 2007 or 2006.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $35.1 million at December 31, 2008, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company including Australia, Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom. During the latter part of 2008, currencies, primarily in the United Kingdom and Australia, weakened relative to the U.S. dollar resulting in a significant impact on the Company’s U.S. dollar reported revenues. The revenue impact was somewhat mitigated with similar effects on operating costs thereby reducing the effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on annual 2008 foreign currency-based revenues and operating income of $173.9 million and $26.3 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $1.7 million and $0.3 million, respectively.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data of the Company begin on page F-3 of this report. Such information is hereby incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by the Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2008 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) of the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.
Grant Thornton LLP, as independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, as stated in their reported included herein.
Changes in Internal Controls Over Financial Reporting
During the quarter ended December 31, 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of evaluation.
Item 9b. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item 13 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Beginning
Page

(a) Financial Statements and Schedules

(1) Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm Regarding Internal Control over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2008 and 2007	F-3

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006	F-7

Notes to Consolidated Financial Statements	F-8

(2) Schedules:

None
Schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

(b) Exhibits
     The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1	Asset Purchase Agreement, dated December 31, 2005, among Flowserve US Inc., IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company, Flowserve Belgium N.V., Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA, Furmanite Worldwide, Inc. and Furmanite GSG B.V., incorporated by reference herein to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 6, 2006.

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.8 to the Registrant’s 10-K for the year then ended December 31, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Rights Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/8 filed on April 18, 2008).

10.1*±	Amended and Restated Change in Control Agreement effective January 1, 2009.

10.2*±	Amended and Restated Change in Control Agreement effective January 1, 2009.

10.3*±	Amended and Restated Change in Control Agreement effective January 1, 2009.

10.6*	Furmanite Corporation (formerly Xanser Corporation and formerly Kaneb Services, Inc.) Savings Investment Plan, as amended, filed as Exhibit 4.10 of the exhibits to the Registrant’s Registration Statement on Form S-8 (“Form S-8”) (S.E.C. File No. 033-41295) as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14067), and as Exhibit 4.9 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-83968), which exhibits are hereby incorporated by reference.

10.7*	Furmanite Corporation (formerly Xanser Corporation and formerly Kaneb Services, Inc.) 1994 Stock Incentive Plan as Amended, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, and as Exhibit 10.1 to the exhibits of the Registrant’s Form 10-Q for the period ended June 30, 2003, which exhibits are hereby incorporated by reference.

10.8*	Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit 4.12 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 033-58981), which exhibit is hereby incorporated by reference.

10.9*	Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.6 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.10*	Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.6 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-22109), and as supplemented, filed as Exhibit 4.2 to the Exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-60195), which exhibits are hereby incorporated by reference.

10.11*	Kaneb Services, Inc. 1994 Stock Option Agreements, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-34496), which exhibits are hereby incorporated by reference.

10.12±	Form of Indemnification Agreement.

10.13	Amended and Restated Loan Agreement between Furmanite PLC, Bank of Scotland and certain other Lenders, dated May 1, 1991, as amended, filed as Exhibit 10.8 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1994; Exhibit 10.12 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 1996; Exhibit 10.12 of the Registrant’s Form 10-K for the year ended December 31, 1997; and, Exhibit 10.13 of the Registrant’s Form 10-K for the year ended December 31, 1999, which exhibits are hereby incorporated by reference.

10.14	Second Amendment, dated as of December 31, 2005, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent, filed as Exhibit 10.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

21.1 ±	List of subsidiaries of the Registrant.

23.1 ±	Consent of Grant Thornton LLP.

31.1 ±	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 13, 2009.

31.2 ±	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 13, 2009.

32.1 ±	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 13, 2009.

32.2 ±	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 13, 2009.

*	Denotes management contracts.

±	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited Furmanite Corporation (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furmanite Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Furmanite Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Furmanite Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furmanite Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited the accompanying consolidated balance sheets of Furmanite Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furmanite Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, effective December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furmanite Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 13, 2009

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$30,793	$31,570
Accounts receivable, trade (net of allowance for doubtful accounts of $4,627 in 2008 and $4,011 in 2007)	64,879	62,552
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories	24,868	24,213
Prepaid and other current assets	5,744	5,616

Total current assets	127,727	125,394

Property and equipment	58,119	57,505
Less accumulated depreciation and amortization	28,841	27,663

Property and equipment, net	29,278	29,842

Goodwill	13,148	13,148
Net pension asset	—	430
Other assets	3,125	3,239

Total assets	$173,278	$172,053

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$336	$2,569
Accounts payable	17,990	16,025
Accrued expenses and other current liabilities	25,086	26,341
Income tax payable	489	3,542

Total current liabilities	43,901	48,477

Long-term debt and capital leases, non-current	35,363	43,185
Net pension liability	661	—
Other liabilities	2,036	2,055

Commitments and contingencies

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,612,815 shares issued in 2008 and 39,959,792 shares issued in 2007	4,715	4,643
Additional paid-in capital	131,418	128,363
Retained earnings (accumulated deficit)	(19,029)	(40,943)
Accumulated other comprehensive income (loss)	(7,774)	4,467
Treasury stock, at cost (4,008,963 shares in 2008 and 4,048,963 shares in 2007)	(18,013)	(18,194)

Total stockholders’ equity	91,317	78,336

Total liabilities and stockholders’ equity	$173,278	$172,053

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2008	2007	2006

Revenues	$320,942	$290,287	$246,388

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	207,748	187,055	160,755
Depreciation and amortization	5,784	4,772	3,692
Selling, general and administrative	80,409	77,813	79,120
Goodwill impairment	—	—	654
Provision for lease termination costs	—	—	267

Total costs and expenses	293,941	269,640	244,488

Operating income	27,001	20,647	1,900

Interest and other income, net	260	1,041	866
Interest expense	(1,705)	(3,274)	(2,807)

Income (loss) before income taxes	25,556	18,414	(41)
Income tax expense	(3,688)	(5,919)	(3,391)

Net income (loss)	$21,868	$12,495	$(3,432)

Earnings (loss) per common share:
Basic	$0.60	$0.35	$(0.10)
Diluted	$0.59	$0.35	$(0.10)

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,426	35,514	34,743
Diluted	36,951	36,052	34,743
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

					Retained	Accumulated
				Additional	Earnings	Other
	Common Shares		Common	Paid-In	(Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit)	Income (Loss)	Stock	Total

Balances at January 1, 2006	38,805,695	4,398,012	$4,507	$124,481	$(49,568)	$(7,091)	$(20,028)	$52,301
Net loss	—	—	—	—	(3,432)	—	—	(3,432)
Stock based compensation and stock option exercises	452,330	(321,049)	51	403	—	—	1,708	2,162
Minimum pension liability adjustment for subsidiary, net of tax	—	—	—	—	—	2,750	—	2,750
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	2,129	—	2,129
Adjustment to previously provided tax exposures related to business distributed to common stockholders	—	—	—	—	(438)	—	—	(438)
Foreign currency translation adjustment	—	—	—	—	—	5,133	—	5,133

Balances at December 31, 2006	39,258,025	4,076,963	4,558	124,884	(53,438)	2,921	(18,320)	60,605
Net income	—	—	—	—	12,495	—	—	12,495
Stock-based compensation and stock option exercises	139,139	(28,000)	15	589	—	—	126	730
Conversion of convertible debentures to common stock	562,628	—	70	2,890	—	—	—	2,960
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(1,247)	—	(1,247)
Foreign currency translation adjustment	—	—	—	—	—	2,793	—	2,793

Balances at December 31, 2007	39,959,792	4,048,963	4,643	128,363	(40,943)	4,467	(18,194)	78,336
Net income	—	—	—	—	21,868	—	—	21,868
Stock-based compensation and stock option exercises	294,679	(40,000)	29	1,214	—	—	181	1,424
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(986)	—	(986)
Adjustment for FASB Statement No. 158 measurement date change, net of tax	—	—	—	—	46	(10)	—	36
Foreign currency translation adjustment	—	—	—	—	—	(11,245)	—	(11,245)

Balance at December 31, 2008	40,612,815	4,008,963	$4,715	$131,418	$(19,029)	$(7,774)	$(18,013)	$91,317

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating activities:
Net income (loss)	$21,868	$12,495	$(3,432)
Reconciliation of net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,807	4,772	3,692
Provision for doubtful accounts	909	917	1,836
Provision for lease termination costs	—	—	267
Deferred income taxes	381	79	(473)
Stock-based compensation expense	497	218	1,155
Goodwill impairment	—	—	654
Other, net	(279)	—	—
Changes in operating assets and liabilities — net of business acquisition:
Accounts receivable	(5,910)	(3,941)	(5,928)
Inventories	(1,638)	(2,802)	(4,121)
Prepaid expenses and other current assets	(533)	(570)	355
Accounts payable	1,073	1,120	233
Accrued expenses	(1,640)	3,916	485
Income tax payable	(3,899)	961	(4,123)
Other, net	(117)	(511)	3,033

Net cash provided by (used in) operating activities	16,519	16,654	(6,367)

Investing activities:
Capital expenditures	(8,014)	(8,097)	(7,205)
Acquisition, net of cash received	—	—	(3,003)
Proceeds from sale of assets	144	—	—

Net cash used in investing activities	(7,870)	(8,097)	(10,208)

Financing activities:
Borrowings	—	—	18,583
Payments on debt	(8,015)	(713)	(2,770)
Issuance of common stock	438	512	1,007
Payments on 8.75% convertible subordinated debentures	(155)	—	—
Bank overdrafts	—	(1,553)	1,553

Net cash provided by (used in) financing activities	(7,732)	(1,754)	18,373

Effect of exchange rate changes on cash	(1,694)	830	613

Increase (decrease) in cash and cash equivalents	(777)	7,633	2,411
Cash and cash equivalents at beginning of year	31,570	23,937	21,526

Cash and cash equivalents at end of year	$30,793	$31,570	$23,937

Supplemental cash flow information:
Cash paid for interest	$1,883	$3,202	$2,501
Cash paid for income taxes	$4,837	$5,416	$2,765
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Net income (loss)	$21,868	$12,495	$(3,432)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	—	—	2,750
Change in pension net actuarial loss and prior service credit, net of tax	(986)	(1,247)	—
Foreign currency translation adjustments	(11,245)	2,793	5,133

Total other comprehensive income (loss)	(12,231)	1,546	7,883

Comprehensive income	$9,637	$14,041	$4,451

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
On May 17, 2007, Xanser Corporation changed its name to Furmanite Corporation after the Company’s stockholders ratified the name change at its annual stockholder meeting. The Company’s Common Stock, no par value, began trading on the New York Stock Exchange under the ticker symbol FRM, effective May 18, 2007, superseding the previous ticker symbol XNR. The Company’s website also changed from www.xanser.com to www.furmanite.com.
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair and manufacture, concrete repair, bolting, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America, Asia-Pacific and Africa through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). Furmanite currently operates major North American offices in the United States in Sulphur, Louisiana; La Place, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Saraland, Alabama; Houston, Texas; San Francisco, California; Los Angeles, California; Hobart, Indiana; Kent, Washington and Salt Lake City, Utah. The worldwide operations are further supported by offices currently located through six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Nigeria, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Brazil, Chile, India, Indonesia, Italy, Japan, Kuwait, Portugal, Thailand, and the United Arab Emirates. The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. The combination of Furmanite and Xtria are representative of the operations of the Company.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each stockholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At December 31, 2008 and 2007, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation.
Cash and Cash Equivalents
The Company’s policy is to invest cash in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. Cash in foreign bank accounts at December 31, 2008 and 2007 was $9.8 million and $13.6 million, respectively.
Accounts Receivable
The majority of accounts receivable are due from companies with petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-processing facilities. Unbilled amounts included in accounts receivable related to governmental contracts totaled $1.7 million and $1.8 million at December 31, 2008 and 2007, respectively. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts for doubtful accounts receivable based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes-off accounts receivable when they become uncollectible. Any payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
Changes in the allowance for doubtful accounts receivable for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

Allowance for doubtful accounts receivable at January 1, 2006	$1,493
Provision for doubtful accounts	1,836
Currency adjustment	54
Write-offs, net of recoveries	(42)

Allowance for doubtful accounts receivable at December 31, 2006	3,341
Provision for doubtful accounts	917
Currency adjustment	55
Write-offs, net of recoveries	(302)

Allowance for doubtful accounts receivable at December 31, 2007	4,011
Provision for doubtful accounts	909
Currency adjustment	(91)
Write-offs, net of recoveries	(202)

Allowance for doubtful accounts receivable at December 31, 2008	$4,627

Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced accordingly if the review indicates a reduction in value is required. Inventories consumed or products sold are included in operating costs.
Property and Equipment
Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed in the period in which they are incurred. Depreciation of property and equipment is

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
provided on a straight-line basis at rates based upon the expected useful lives of the various classes of assets. The expected useful lives of property and equipment are as follows: buildings — 40 years, machinery and equipment — five to ten years, furniture and fixtures — three to five years, vehicles — four to five years and other property and equipment — two to five years.
The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under SFAS No. 144, the carrying value of property and equipment is reviewed whenever events or changes in circumstances indicate that an impairment may exist, using undiscounted future cash flows. To the extent impairment is indicated to exist, an impairment loss will be recognized based on fair value. No impairments of long-lived assets were recorded during 2008, 2007 or 2006.
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No.142”). Under SFAS No. 142, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2008 and 2007, the Company had no significant intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. SFAS No. 142 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value. Based on valuations and market approach analysis performed by the Company at December 31, 2008 and 2007, no impairment charge was required. At December 31, 2006, the Company determined that the carrying value of a portion of its goodwill related to government services business exceeded the implied fair value and recorded a non-cash charge to operating costs of $0.7 million. As a result of the shifting focus to the technical services business, combined with the results of the goodwill impairment calculation using the market capitalization method, it was determined that the goodwill for the healthcare services business would be written off. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided and the potential impact of the global economic condition. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company. At December 31, 2008 and 2007, $2.1 million, of indefinite-lived intangible assets (primarily tradenames) were included in other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $0.3 million were also included in other assets at December 31, 2008 and 2007, with accumulated amortization of $0.2 million and $0.1 million, respectively.
Revenue Recognition
Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.
Revenues are based primarily on time and materials and substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the three years ended December 31, 2008, 2007 or 2006.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process-related and has no other material deliverables. The Company recognizes revenues on a straight line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. Revenues for the years ended December 31, 2008, 2007, and 2006 using the proportional method were not significant. The Company records revenues net of sales tax.
Periodically, the Company records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web hosted data processing, purchased application software, networking, consulting and support services. The Company accounts for these types of arrangements in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenues under a multiple deliverable arrangement when there are separable deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenues are allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in the Company’s control. The Company uses the residual method to allocate value to the delivered and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered and then are recognized as revenues. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered. These transactions have not been significant in any of the three years ended December 31, 2008, 2007 and 2006.
Foreign Currency Translation
The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. Gains and losses resulting from the change in exchange rates from year to year are reported separately as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. The Company has no foreign subsidiaries subject to foreign exchange restrictions.
Stock-Based Compensation
All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based compensation awards is calculated in accordance with SFAS 123R, Share-based Payments, using the Black-Scholes option pricing model. Assumptions used in the calculations are based upon historical information and experience related to these awards.
Contingencies
Environmental
Liabilities are recorded when site restoration or environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are included in other assets when such recoveries become certain.
The Company capitalizes environmental costs only if the costs are recoverable and the costs extend the life, increase the capacity, or improve the safety or efficiency of property owned by the Company as compared with the condition of that property when originally constructed or acquired, or if the costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities and the costs improve the property compared with its condition when constructed or acquired. All other environmental costs are expensed.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Other
The Company establishes a liability for all other loss contingencies, when information indicates that it is probable that an asset has been impaired or a liability as been incurred and the amount of loss can be reasonably estimated.
Income Taxes
The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.
The Company then assesses the likelihood of realizing benefits related to such assets by considering factors such as historical taxable income and the Company’s ability to generate sufficient taxable income of the appropriate character within the relevant jurisdictions in future years. If the realization of these assets is not likely based on these factors, a valuation allowance is established against the deferred tax assets. Accordingly, a full valuation allowance on domestic net deferred tax assets was required at December 31, 2008 and 2007.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurement, which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company elected to defer the effective date of its adoption to January 1, 2009 in accordance with FSP FAS No. 157-2 for non-financial assets and liabilities. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157. FSP FAS No. 157-3 was effective upon issuance. The adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements, nor does it expect the adoption of the remainder of SFAS No. 157 to has a material impact on its consolidated financial statements. See Note 15 for additional disclosures.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R). As required, the Company adopted the provision of SFAS No. 158 that required an employer to recognize the funded status of each pension and other post retirement benefit plan as an asset or liability on their balance sheet with all unrecognized amounts recorded in other comprehensive income. The standard also requires an employer to measure the funded status of a plan as of the date of the employer’s fiscal year-end statement of financial position. The adoption of the provisions of SFAS No. 158 relative to measurement date for the fiscal year ending December 31, 2008 did not have a material impact on the Company’s consolidated financial statements.
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
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles generally accepted in the United States (“U.S. GAAP”). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. The requirements of this FSP will be effective for the Company’s 2009 fiscal year and are not expected to have a material impact on its consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles which is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This statement was effective November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Disclosures about Pensions and Other Postretirement Benefits, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the potential impact on its consolidated financial statements.
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include allowance for doubtful accounts, goodwill, pension and stock based payment assumptions, and environmental and other contingencies.
2. Acquisition
In 2006, the Company completed its final working capital settlement of its 2005 asset acquisition of the General Services Group (“GSG”) of Flowserve US Inc., together with its affiliates (“Flowserve”). The final settlement, as well as additional transaction and other costs incurred, resulted in an increase in the fair value of net assets acquired of approximately $4.4 million, which was allocated primarily to property and equipment. The adjustment had no income statement impact to the Company in 2006. However it did result in adjustments to working capital accounts as determined in the settlement agreement. Total cash paid in 2006 related to the 2005 acquisition, including final settlement, transaction and other costs totaled $3.0 million.
3. Earnings Per Share
Basic earnings per share is calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock, using the treasury stock method. Diluted weighted-average common shares outstanding and earnings per share include the following for the years ended December 31, (in thousands, except per share data):

	2008	2007	2006
Net income (loss)	$21,868	$12,495	$(3,432)
Basic weighted-average common shares outstanding	36,426	35,514	34,743
Dilutive effect of common stock equivalents	525	538	—

Diluted weighted-average common shares outstanding	$36,951	$36,052	$34,743

Income (loss) per share:
Basic	$0.60	$0.35	$(0.10)
Dilutive	$0.59	$0.35	$(0.10)

Stock options and restricted stock grants excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	118	55	1,014
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the year ended December 31, 2007 and 2006, because the effects of assumed conversion would be anti-dilutive. The 8.75% convertible debentures were settled in full in January 2008; therefore there is no effect on the computation of diluted earnings per share for the year ended December 31, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
4. Inventories
Inventories consisted of the following at December 31, (in thousands):

	2008	2007
Raw materials and supplies	$14,690	$13,770
Work-in-process	9,929	8,100
Finished goods	249	2,343

Total inventories	$24,868	$24,213

5. Property and Equipment
The cost of property and equipment is as follows at December 31, (in thousands):

	2008	2007
Land	$1,305	$1,305
Buildings	4,630	5,618
Machinery and equipment	37,196	30,862
Furniture and fixtures	6,797	7,567
Vehicles	3,001	6,014
Construction in progress	1,884	2,016
Other	3,306	4,123

Total property and equipment	58,119	57,505
Less accumulated depreciation and amortization	28,841	27,663

Net property and equipment	$29,278	$29,842

Depreciation and amortization expense of property and equipment for the years ending December 31, 2008, 2007 and 2006 was $5.8 million, $4.8 million and $3.7 million, respectively.
Equipment and vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2008	2007
Vehicles	$4,583	$4,684
Equipment	63	362

Total capital leases	4,646	5,046
Less accumulated depreciation and amortization	4,107	3,927

Net equipment acquired under capital leases	$539	$1,119

6. Accrued Expenses
Accrued expenses consisted of the following at December 31, (in thousands):

	2008	2007
Compensation and benefits	$9,505	$9,833
Professional, audit and legal fees	1,521	1,802
Value added tax payable	2,007	1,731
Taxes other than income	1,810	1,619
Estimated potential uninsured liability claims	2,394	2,530
Asset and equipment costs	—	1,009
Other employee related expenses	982	857
Rent	388	544
Interest	136	422
Other	6,343	5,994

	$25,086	$26,341

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
7. Long-Term Debt
Long-term debt is summarized as follows at December 31, (in thousands):

	2008	2007
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings secured by a letter of credit under $50 million facility (the “$15.0 million facility”)	7,500	15,000
8.75% convertible subordinated debentures due January 2008	—	2,040
Capital leases	609	1,124

Total long-term debt and capital leases	35,699	45,754
Less current portion of long-term debt and capital leases	336	2,569

Total long-term debt and capital leases, non-current	$35,363	$43,185

In connection with the Flowserve acquisition in 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”) entered into the Second Amendment to its Amended and Restated Loan Agreement, dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million facility.
FWI is subject to various financial and operational covenants associated with the $50.0 million facility, including percentage of tangible assets and revenues related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At December 31, 2008 and 2007, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.5% and 6.2% at December 31, 2008 and 2007, respectively. There is a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. At December 31, 2008, FWI was in compliance with all covenants under this facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximates $127 million of current assets and property and equipment) and is without recourse to the Parent Company.
During 2006, $15.0 million was borrowed under the $15.0 million facility that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2008 and 2007, there were $7.5 million and $15.0 million outstanding, respectively, under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.7% and 5.7% at December 31, 2008 and 2007, respectively. The $15.0 million facility matures January 2010 and is secured by a letter of credit under the $50.0 million facility thereby reducing the borrowing capacity of that facility. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At December 31, 2008, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding. Considering the outstanding borrowings of $27.6 million under the $50.0 million facility, $7.5 million under the $15.0 million facility and $0.9 million related to letters of credit issued, the unused borrowing capacity was $14.0 million at December 31, 2008 under the $50.0 million facility.
The Company’s 8.75% subordinated debentures were convertible into shares of the Company’s common stock at the option of the holder at a conversion price of $5.26 per share. During the year ended December 31, 2007, $3.0 million subordinated debentures were converted into 562,628 shares of the Company’s common stock. During January 2008, $1.9 million subordinated debentures were converted into 358,344 shares of the Company’s common stock. These subordinated debentures matured January 15, 2008 and the final principal and interest payment was made.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
At December 31, 2008, debt maturities on consolidated debt were as follows (in thousands):

2009	$—
2010	35,090
2011	—
2012	—
2013	—
Thereafter	—

Total long-term debt	$35,090

Capital leases	609

Total long-term debt and capital leases	$35,699

8. Retirement Plans
The Company has a defined contribution plan which covers substantially all eligible domestic employees and provides for varying levels of employer matching. Contributions to this plan were $1.7 million, $1.2 million and $0.7 million for 2008, 2007 and 2006, respectively.
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering substantially all of its United Kingdom employees (the “U.K. Plan”). The benefit is based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12.0% and the employer contributes up to 12.0% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2008. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $0.9 million.
As required under SFAS No. 158, the Company changed its measurement date from October 31 to December 31 in 2008. For 2008, the Company changed its valuation date to December 31. The Company chose to use the valuation performed as of October 31, 2007, and apply it over the fourteen months from October 2007 through December 2008 as permitted under SFAS No. 158. The net periodic benefit cost for the pension plan was recognized by allocating two months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 6.7%. These rates are renewed annually and adjusted to reflect current conditions. Based on this information the discount rate for 2009 is 6.7%. These rates are determined appropriate, based on reference to yields. The compensation increase rate of 3.0% per year is based on historical experience. The expected return on plan assets of 6.2% for 2009 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.
The effect of a 0.5% change in the discount rate or expected return on plan assets would have an immaterial impact on the 2009 estimated pension expense. An increase of 0.5% in the discount rate would result in a $2.3 million decrease on the projected benefit obligation at December 31, 2008 while a decrease of 0.5% in the discount rate would result in a $2.6 million increase on the projected benefit obligation at December 31, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Net pension cost for the U.K. Plan included the following components for the years ended December 31, (in thousands):

	2008	2007	2006
Net periodic pension cost:
Service cost	$721	$805	$638
Interest cost	3,931	3,942	3,828
Expected return on plan assets	(5,044)	(5,274)	(4,396)
Amortization of prior service cost	(112)	(122)	(113)
Recognized net loss	—	—	815

Net periodic pension cost (benefit)	$(504)	$(649)	$772

The weighted average assumptions used to determine benefit obligations are as follows at December 31,:

	2008	2007
Discount rate	6.7%	5.8%
Rate of compensation increase	3.0%	3.7%
Inflation	2.5%	3.2%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2008	2007
Discount rate	5.8%	5.3%
Expected long-term return on plan assets	7.4%	7.4%
Rate of compensation increase	3.7%	3.5%

Inflation	3.2%	3.0%
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.7% for equities and 5.3% for bonds.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
The following table sets forth the changes in the benefit obligation and plan assets of the U.K. Plan for the years ended December 31, (in thousands):

	2008	2007
Projected benefit obligation:
Beginning of year	$73,653	$72,713
Service cost	721	805
Interest cost	3,931	3,942
Participants’ contributions	256	367
Actuarial loss	(8,370)	(2,609)
Benefits paid	(2,354)	(2,862)
Measurement date change	(1,134)	—
Foreign currency translation adjustment and other	(21,311)	1,297

End of year	45,392	73,653

Fair value of plan assets:
Beginning of year	74,083	69,671
Actual gain on plan assets	(6,468)	4,426
Employer contributions	925	1,218
Participants’ contributions	256	367
Benefits paid	(2,354)	(2,862)
Measurement date change	(1,273)	—
Foreign currency translation adjustment and other	(20,440)	1,263

End of year	44,729	74,083

Excess projected obligation under (over) fair value at end of year	$(663)	$430

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$6,218	$5,256
Prior service cost (credit)	(687)	(1,090)

Net amount recognized in accumulated other comprehensive income	$5,531	$4,166

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are not significant for the defined pension plan.
The accumulated benefit obligation for the U.K. Plan was $42.3 million and $74.0 million at December 31, 2008 and 2007, respectively. The pension plan has had no new participants added since the plan was frozen in 1994.
The U.K. Plan’s weighted average asset allocations are as follows at December 31,:

	2008	2007
Equity securities	43%	56%
Debt securities	50	38
Real estate	1	1
Cash and other	6	5

	100%	100%

The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 55% for equity securities and 45% for debt securities and other.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
At December 31, 2008, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2009	$2,319
2010	2,377
2011	2,437
2012	2,498
2013	2,560
Thereafter	13,791

Total	$25,982

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
Series B Preferred Stock
On April 15, 2008, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of Common Stock to stockholders of record on April 19, 2008. These Rights are substantially similar to, and were issued in replacement of, the rights that expired on April 19, 2008, pursuant to the then existing Company’s Stockholders Rights Plan. Pursuant to the replacement Stockholders Rights Plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $48, subject to adjustment. The Rights will not become transferable from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s Common Stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2018, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2008 and 2007, there were 400,000 Series B Preferred Shares authorized and none were outstanding.
Stock Option Plans
The Company has stock option plans and agreements for officers, directors and key employees. The options granted under these plans and agreements generally vest over periods of up to five years and expire between five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The stock option plan has 3,600,000 shares authorized and 952 shares were available for additional issuance at December 31, 2008.
With the adoption of SFAS No. 123R on January 1, 2006, the Company began recognizing stock-based compensation expense. For the years ended December 31, 2008, 2007 and 2006, total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangements was $0.5 million, $0.2 million and $1.2 million, respectively. Tax effects from the stock-based compensation are insignificant due to the Company current domestic tax position. As of December 31, 2008, there was approximately $0.9 million of total unrecognized compensation expense related to the stock options granted which will be recognized over a weighted-average period of 3.7 years.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under SFAS No. 123R and a single option award approach. This fair value computation is then amortized on a straight-line basis over the requisite service periods of the options, which is generally the vesting period. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
The weighted-average estimated value of employee stock options granted in 2008, 2007 and 2006 were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2008	2007	2006
Expected volatility	41.2%	34.3% to 36.2%	34.1% to 38.6%
Risk-free interest rate	1.6%	3.6% to 4.4%	4.1% to 5.1%
Expected dividends	0%	0%	0%
Expected term in years	5	5	3.5
The Company granted options to purchase 284,000, 100,000 and 125,000 shares of its common stock during 2008, 2007 and 2006, respectively, that vest annually over five years. All options were granted at prices equal to the market price at the date of grant. The weighted average fair market value of options granted during 2008, 2007 and 2006 was $1.93, $3.56 and $1.59 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.
The changes in stock options outstanding for the Company’s plan for the years 2008, 2007 and 2006 were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value
Options	Shares	Price	(Years)	($000)
Outstanding at January 1, 2006	1,611,694	$2.47
Granted	125,000	$4.84
Exercised	(512,019)	$2.18
Forfeited	(211,000)	$2.83

Outstanding at December 31, 2006	1,013,675	$2.84
Granted	100,000	$9.65
Exercised	(153,377)	$2.37
Forfeited	(30,000)	$4.65

Outstanding at December 31, 2007	930,298	$3.59
Granted	284,000	$5.07
Exercised	(218,515)	$2.00
Forfeited	(35,000)	$7.47

Outstanding at December 31, 2008	960,783	$4.25	3.7	$1,454

Exercisable at December 31, 2008	441,783	$3.18	3.6	$1,049

The aggregate fair value of stock options exercised during the periods ended December 31, 2008, 2007 and 2006 was $0.3 million, $0.2 million and $0.5 million, respectively. The aggregate intrinsic value of stock options exercised during the periods ended December 31, 2008, 2007, and 2006 was $0.7 million, $1.3 million and $1.2 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
A summary of the status of the Company’s nonvested options as of December 31, 2008, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Options	Fair Value
Nonvested at December 31, 2007	424,000	$1.36
Granted	284,000	$1.93
Vested	(161,000)	$1.42
Forfeited	(28,000)	$2.81

Nonvested at December 31, 2008	519,000	$1.71

The aggregate intrinsic value of stock options vested during the periods ended December 31, 2008, 2007, and 2006 was $0.3 million, $0.8 million and $0.2 million respectively. The aggregate fair value of stock options vested during the periods ended December 31, 2008, 2007, and 2006 was $0.2 million, $0.1 million, and $0.1 million, respectively.
At December 31, 2008, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average	Average
					Outstanding	Exercisable
			Average Price per		Remaining	Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual	Contractual
Price	Outstanding	Exercisable	Options	Options	Life (Years)	Life (Years)
$1.15 - $2.29	10,000	10,000	$1.59	$1.59	1.7	1.7
$2.30 - $3.13	195,783	195,783	$2.46	$2.46	5.3	5.3
$3.14 - $11.80	755,000	236,000	$4.75	$3.83	3.4	2.2

	960,783	441,783	$4.25	$3.18	3.7	3.6

Cash received from option exercises under the stock option plans for the years ended December 31, 2008, 2007 and 2006, was $0.4 million, $0.5 million and $1.0 million, respectively.
Restricted Stock Awards
During 2006, the Parent Company granted 280,000 shares of restricted stock awards to its directors and certain employees of the Parent Company at a grant date fair value of $5.40 per share. Of the restricted stock awards granted, 180,000 shares vested immediately (which equated to a fair value of $972,000) while 50,000 shares cliff vest at the end of four years and 50,000 shares cliff vest at the end of five years. The restricted stock shares may not be sold until after December 6, 2011 or, in the case of directors, until they cease to be a director of the Parent Company. The fair value of the restricted stock awards was determined based on the closing stock price on the date of grant. The aggregate fair value and intrinsic value of the nonvested restricted stock awards was $0.5 million and zero, respectively, at December 31, 2008 and $1.2 million and $0.6 million, respectively at December 31, 2007. As of December 31, 2008 and 2007, there was approximately $0.3 million and $0.4 million, respectively, of total unrecognized compensation expense related to the restricted stock awards which will be recognized over the next two to three years.
No restricted stock awards were granted in 2007. During 2008, the Parent Company granted 60,000 shares of restricted stock awards to its directors at a grant date fair value of $10.17 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Parent Company. The fair value of the restricted stock awards was determined based on the closing stock price on the date of grant and was an aggregate total of $0.6 million. The aggregate fair value and intrinsic value of the nonvested restricted stock awards was $0.3 million and zero, respectively, at December 31, 2008 and total unrecognized compensation expense of $0.4 million related to the restricted stock awards that will be recognized over the next two years.
Also during 2008, the Parent Company issued an aggregate total of 55,778 shares of common stock under its stock incentive plan in lieu of a cash payment of a predetermined portion of the discretionary bonuses earned and accrued

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
in 2007 for managers and field personnel responsible for the year-over-year growth in foreign currency adjusted profit. The fair value of the shares ($8.70 per share) was determined based on the closing stock price on the date that the discretionary bonuses were allocated to those managers and field personnel and approved. The fair value of the shares was an aggregate total of $0.5 million and they may not be sold for a period of up to three years.
10. Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) in the equity section of the consolidated balance sheets includes the following at December 31, (in thousands):

	2008	2007
Net actuarial loss and prior service credit	$(5,531)	$(4,166)
Deferred tax benefit	1,548	1,169

Net of tax	(3,983)	(2,997)

Adjustment for FASB Statement No. 158 measurement date change, net of tax	(10)	—
Foreign currency translation adjustment	(3,781)	7,464

Total accumulated other comprehensive income (loss)	$(7,774)	$4,467

11. Income Taxes
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. FIN No. 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
The Company adopted the provisions of FIN No. 48 on January 1, 2007. The adoption of FIN No. 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for any of the years ended December 31, 2008, 2007 or 2006. Unrecognized tax benefits at both December 31, 2008 and 2007 were $1.0 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the year December 31, 2008 is as follows (in thousands):

Balance at December 31, 2006	$877
Additions based on tax positions related to the current year	385
Reductions due to lapses of statutes of limitations	(265)

Balance at December 31, 2007	997
Additions based on tax positions related to the current year	361
Reductions due to lapses of statutes of limitations	(384)

Balance at December 31, 2008	$974

The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2005 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards (“NOLs”) originating in years prior to 2005 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2000. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Income (loss) before income tax expense is comprised of the following components for the years ended December 31, (in thousands):

	2008	2007	2006
Domestic operations	$13,891	$404	$(13,809)
Foreign operations	11,665	18,010	13,768

Income (loss) before income taxes	$25,556	$18,414	$(41)

Income tax expense (benefit) is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2008:
Current	$73	$2,724	$510	$3,307
Deferred	—	381	—	381

	$73	$3,105	$510	$3,688

2007:
Current	$185	$5,559	$96	$5,840
Deferred	—	79	—	79

	$185	$5,638	$96	$5,919

2006:
Current	$—	$4,004	$(140)	$3,864
Deferred	—	(473)	—	(473)

	$—	$3,531	$(140)	$3,391

The reasons for the differences between the amount of tax expense (benefit) provided and the amount of tax expense (benefit) computed by applying the statutory federal income tax rate to income (loss) before income taxes for the years ended December 31, are as follows (in thousands):

	2008	2007	2006
Expected tax expense (benefit) at statutory rates	$8,945	$6,261	$(14)
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(5,105)	(2,489)	4,028
State income taxes, net	510	516	(220)
Foreign tax rate differences	(1,302)	(586)	(1,161)
Permanent differences	198	2,572	(88)
Resolution of state and foreign tax issues	61	(67)	49
Adjustment to net operating loss carryforwards	—	(473)	1,042
Other	381	185	(245)

	$3,688	$5,919	$3,391

Income tax expense/benefit differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions. In 2008, net operating loss carryforwards offset substantially all domestic operations income before income tax for federal tax purposes.
At December 31, 2008, the Company had available domestic tax NOLs, which will expire, if unused, as follows: $2.5 million in 2022; $10.9 million in 2023; $12.2 million in 2025 and $4.0 million in 2026. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2008 and 2007, the Company’s valuation allowance was $17.6 million and $22.7 million, respectively. The net deferred tax assets in 2008 and 2007 relate to foreign tax matters.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2008	2007
Deferred tax assets:
Federal net operating loss carryforwards	$10,345	$11,836
Alternative minimum tax credit carryforwards	2,794	2,689
State net operating loss carryforwards	887	1,184
Accrued expenses	1,110	3,481
Intangible assets	784	1,022
Foreign subsidiaries, primarily NOLs, pension and accrued expenses	4,586	3,843
Other	654	652

Total gross deferred tax assets	21,160	24,707

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1,483)	(618)
Foreign deferred tax liabilities, primarily property and equipment	(768)	(84)

Net deferred tax asset before valuation allowance	18,909	24,005
Less valuation allowance	(17,560)	(22,665)

Net deferred tax asset	$1,349	$1,340

Current net deferred tax assets of $0.4 million and $0.3 million and long-term net deferred tax assets of $0.9 million and $1.0 million were recorded at December 31, 2008 and 2007, respectively. In 2008 and 2007, deferred tax benefits of $390 thousand and $485 thousand, respectively, related to changes in pension net acturial loss and prior service credit were recorded in other comprehensive income. In 2006, a deferred tax benefit was recognized in other comprehensive income upon adoption of SFAS No. 158.
12. Commitments and Contingencies
The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $13.8 million for 2008, $8.2 million for 2007 and $6.3 million for 2006. During 2006, the Company recorded a provision for and paid lease termination costs of $1.6 million.
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.9 million at December 31, 2008 and 2007.
At December 31, 2008, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2009	$361	$7,626
2010	180	5,871
2011	102	4,457
2012	—	2,672
2013	—	1,192
Thereafter	—	1,849

Total minimum lease payments	$643	$23,667

Less amounts representing interest	(34)

Present value of future minimum lease payments	$609

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
A subsidiary of the Company is involved in disputes with three customers in connection with indemnification claims arising from enforcement actions between the customers and a governmental regulatory agency. In July 2007, a customer, The Premcor Refining Group Inc., initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility during the fourth quarter of 2002 and the first quarter of 2003. On October 20, 2008, the parties jointly filed an agreed order of dismissal with the Court, as Premcor and the subsidiary reached an amicable settlement without admission of liability or wrongdoing on the part of either party. The settlement resolved all of the claims among the parties, avoiding the future expense, inconvenience, uncertainty and distraction of litigation and allowing the parties to resume their prior relationship as customer and service-provider. Two other customers, who are each negotiating with the governmental regulatory agency and have not initiated legal action against the subsidiary, claim that the subsidiary failed to provide the customer with satisfactory services at one of the respective customer’s facilities. The subsidiary believes that it provided all of these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The subsidiary of the Company intends to vigorously pursue this matter.
On November 12, 2008, CSI International, Inc. filed an action against a subsidiary of the Company and the Company in a state court in Harris County, Texas seeking unspecified damages arising out of an unsuccessful attempt by the plaintiff and the subsidiary to complete a transaction regarding certain assets owned by the plaintiff. The subsidiary and the Company believe that the subsidiary and the plaintiff were unable to complete and/or enter into a definitive agreement because of factors completely under the control of the plaintiff. The subsidiary and the Company intend to vigorously defend this lawsuit which has not yet been set for trial.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.39 and $2.53 million were recorded as of December 31, 2008 and 2007, respectively, related to these claims.
13. Business Segment Data and Geographical Information
An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. For financial reporting purposes, the Company operates in a single segment.
Previously, the Company reported two segments: technical services and government and other services. Due to the insignificance of the government and other services business, the Company is no longer presenting separate business segment information. The technical services segment provides technical services to an international client base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation, and other flow-process industries. Government and other services provides web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
The following geographical area information includes revenues by major service line and operating income (loss) based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Year ended December 31, 2008:
Under pressure services	$48,701	$43,936	$10,948	$103,585
Turnaround services	74,703	81,672	17,976	174,351
Other services	23,641	16,108	3,257	43,006

Total revenues	$147,045	$141,716	$32,181	$320,942

Operating income	$665	$20,690	$5,646	$27,001
Allocation of headquarter costs	6,901	(5,599)	(1,302)	—

Adjusted operating income	$7,566	$15,091	$4,344	$27,001

Year ended December 31, 2007:
Under pressure services	$44,380	$37,256	$9,452	$91,088
Turnaround services	61,934	74,636	19,531	156,101
Other services	22,002	18,832	2,264	43,098

Total revenues	$128,316	$130,724	$31,247	$290,287

Operating income (loss)	$(5,342)	$18,991	$6,998	$20,647
Allocation of headquarter costs	5,493	(4,408)	(1,085)	—

Adjusted operating income (loss)	$151	$14,583	$5,913	$20,647

Year ended December 31, 2006:
Under pressure services	$42,724	$30,084	$7,315	$80,123
Turnaround services	39,437	64,652	14,663	118,752
Other services	26,152	18,638	2,723	47,513

Total revenues	$108,313	$113,374	$24,701	$246,388

Operating income (loss)	$(18,163)	$14,740	$5,323	$1,900
Allocation of headquarter costs	5,420	(4,317)	(1,103)	—

Adjusted operating income (loss)	$(12,743)	$10,423	$4,220	$1,900

The following geographical area information includes total assets based on physical location at December 31, (in thousands):

	2008	2007
United States	$104,058	$89,650
Europe	54,580	65,252
Asia-Pacific	14,640	17,151

	$173,278	$172,053

The Company’s capital expenditures were $8.0 million, $8.1 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in the Europe geographic region for the years ended December 31, 2008, 2007 and 2006 are United Kingdom revenues of $72.3 million, $66.5 million and $61.0 million, respectively, and United Kingdom operating income of $15.9 million, $14.3 million and $10.6 million, respectively. At December 31, 2008, 2007 and 2006, United Kingdom property and equipment, net was $5.1 million, $6.2 million and $6.2 million, respectively.
Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in any geographical area can be impacted by changes in currency exchange rates in any given year. In 2008, financial results in Europe were unfavorably impacted but were substantially offset by a favorable impact in the United States as a result of currency exchange rate changes during the year.
14. Significant Customers
No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
15. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
•	Level 1 — Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
•	Level 2 — Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.
•	Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.
The Company currently does not have any assets or liabilities that would require valuation under SFAS No. 157. The Company does not have any derivatives or marketable securities.
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2008 and December 31, 2007 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at December 31, 2008, as the Company’s accounts receivable are generated from these distinct business industries with customers located throughout the United States, Europe and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
16. Quarterly Financial Data (Unaudited)
Quarterly operating results for 2008 and 2007 are summarized as follows (in thousands, except per share data):

	Quarter Ended
	March 31	June 30	September 30	December 31

2008:
Revenues	$73,387	$90,185	$75,883	$81,487
Operating income	$5,225	$10,508	$6,560	$4,708
Net income	$3,710	$7,659	$5,402	$5,097

Earnings per common share:
Basic	$0.10	$0.21	$0.15	$0.14
Diluted	$0.10	$0.21	$0.15	$0.14

2007:
Revenues	$68,445	$74,723	$74,190	$72,929
Operating income	$3,100	$5,871	$5,814	$5,862
Net income	$1,606	$3,852	$3,629	$3,408

Earnings per common share:
Basic	$0.05	$0.11	$0.10	$0.09
Diluted	$0.04	$0.11	$0.10	$0.09

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION
By:	/s/ JOSEPH E. MILLIRON
JOSEPH E. MILLIRON
Chief Operating Officer and President

Date: March 13, 2009
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ MICHAEL L. ROSE	Chief Executive Officer and	March 13, 2009
MICHAEL L. ROSE	Chairman (Principal Executive Officer)

/s/ HOWARD C. WADSWORTH	Senior Vice President, Treasurer and	March 13, 2009
HOWARD C. WADSWORTH	Secretary (Principal Financial and Accounting Officer)

/s/ SANGWOO AHN	Director	March 13, 2009
SANGWOO AHN

/s/ CHARLES R. COX	Director	March 13, 2009
CHARLES R. COX

/s/ HANS KESSLER	Director	March 13, 2009
HANS KESSLER