Form 10-Q
period 2009-03-31
FURMANITE CORP
filed 2009-05-11
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,603,852 shares of the registrant’s common stock outstanding as of May 5, 2009.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,670	$30,793
Accounts receivable, trade (net of allowance for doubtful accounts of $4,057 and $4,627 as of March 31, 2009 and December 31, 2008, respectively)	55,592	64,879
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories:
Raw materials and supplies	16,283	14,690
Work-in-process	9,072	9,929
Finished goods	324	249
Prepaid expenses and other current assets	5,851	5,744

Total current assets	123,235	127,727
Property and equipment	58,688	58,119
Less accumulated depreciation and amortization	(29,562)	(28,841)

Property and equipment, net	29,126	29,278
Goodwill	13,148	13,148
Other assets	3,717	3,125

Total assets	$169,226	$173,278

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital leases	$35,358	$336
Accounts payable	13,843	17,990
Accrued expenses and other current liabilities	24,926	25,086
Deferred tax liability	340	—
Income taxes payable	247	489

Total current liabilities	74,714	43,901
Long-term debt and capital leases, non-current	222	35,363
Net pension liability	603	661
Other liabilities	2,326	2,036
Commitments and contingencies Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,612,815 shares issued as of March 31, 2009 and December 31, 2008	4,715	4,715
Additional paid-in capital	131,554	131,418
Accumulated deficit	(18,149)	(19,029)
Accumulated other comprehensive loss	(8,746)	(7,774)
Treasury stock, at cost (4,008,963 shares in 2009 and 2008)	(18,013)	(18,013)

Total stockholders’ equity	91,361	91,317

Total liabilities and stockholders’ equity	$169,226	$173,278

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Revenues	$63,032	$73,387
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	42,578	47,308
Depreciation and amortization	1,343	1,256
Selling, general and administrative	17,471	19,598

Total costs and expenses	61,392	68,162

Operating income	1,640	5,225
Interest income and other income (expense), net	(94)	178
Interest expense	(293)	(631)

Income before income taxes	1,253	4,772

Income tax expense	(373)	(1,062)

Net income	$880	$3,710

Earnings per common share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,604	36,236
Diluted	36,731	36,857
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2009 (Unaudited) and Year Ended December 31, 2008
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2008	39,959,792	4,048,963	$4,643	$128,363	$(40,943)	$4,467	$(18,194)	$78,336
Net income	—	—	—	—	21,868	—	—	21,868
Stock-based compensation and stock option exercises	294,679	(40,000)	29	1,214	—	—	181	1,424
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(986)	—	(986)
Adjustment for FASB Statement No. 158 measurement date change, net of tax	—	—	—	—	46	(10)	—	36
Foreign currency translation adjustment	—	—	—	—	—	(11,245)	—	(11,245)

Balances at December 31, 2008	40,612,815	4,008,963	4,715	131,418	(19,029)	(7,774)	(18,013)	91,317

Net income	—	—	—	—	880	—	—	880
Stock-based compensation and stock option exercises	—	—	—	136	—	—	—	136
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	49	—	49
Foreign currency translation adjustment	—	—	—	—	—	(1,021)	—	(1,021)

Balances at March 31, 2009	40,612,815	4,008,963	$4,715	$131,554	$(18,149)	$(8,746)	$(18,013)	$91,361

The accompanying notes are an integral part of this financial statement.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Operating activities:
Net income	$880	$3,710
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,343	1,256
Provision for doubtful accounts	70	53
Deferred income taxes	84	(103)
Stock-based compensation expense	136	89
Other, net	(40)	—
Changes in operating assets and liabilities:
Accounts receivable	8,943	925
Inventories	(842)	(1,384)
Prepaid expenses and other current assets	(192)	48
Accounts payable	(4,240)	(458)
Accrued expenses and other current liabilities	(184)	2,611
Income taxes payable	(248)	(263)
Other, net	45	181

Net cash provided by operating activities	5,755	6,665
Investing activities:
Capital expenditures	(1,410)	(2,254)
Proceeds from sale of assets	12	—

Net cash used in investing activities	(1,398)	(2,254)
Financing activities:
Payments on debt	(119)	(2,144)
Payments on 8.75% convertible subordinated debentures	—	(155)
Issuance of common stock	—	55

Net cash used in financing activities	(119)	(2,244)
Effect of exchange rate changes on cash	(361)	543

Increase in cash and cash equivalents	3,877	2,710
Cash and cash equivalents at beginning of period	30,793	31,570

Cash and cash equivalents at end of period	$34,670	$34,280

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock	$—	$1,885

Supplemental cash flow information:
Cash paid for interest	$320	$783
Cash paid for income taxes	$484	$1,283
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2009	2008
Net income	$880	$3,710
Other comprehensive income (loss):
Change in pension net actuarial loss and prior service credit, net of tax	49	(23)
Foreign currency translation adjustments	(1,021)	1,819

Total other comprehensive income (loss)	(972)	1,796

Comprehensive income (loss)	$(92)	$5,506

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)
1. General and Summary of Significant Accounting Policies
The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and do not include all disclosures required under U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At March 31, 2009 and December 31, 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Revenue Recognition
Revenues are recognized, net of taxes, in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, generally when services to customers have been rendered or when products have been shipped and risk of ownership has passed to the customer. Revenues under long-term service contracts are recognized in accordance with the terms of the contract, generally on a straight-line or ratable basis.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced accordingly if the review indicates a reduction in value is required. Inventories consumed or products sold are included in operating costs.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company elected to defer the effective date of its adoption to January 1, 2009 in accordance with FSP FAS No. 157-2 for non-financial assets and liabilities. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157. FSP FAS

No. 157-3 was effective upon issuance. The adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements. See Note 11 to the Company’s consolidated financial statements for additional disclosures.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R), effective January 1, 2009, has not had a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. GAAP. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP, effective January 1, 2009, has not had a material impact on the Company’s consolidated financial statements.
In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS No. 141(R)-1”). SFAS No. 141(R)-1 amends and clarifies SFAS No. 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R)-1, effective January 1, 2009, has not had a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“SFAS No. 115-2” and “SFAS No. 124-2”). SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 115-2 and SFAS No. 124-2 to have a material impact on its consolidated financial statements.
 In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS No. 157-4”). SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of SFAS No. 157-4 to have a material impact on its consolidated financial statements.

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

	2009	2008
Net income	$880	$3,710

Basic weighted-average common shares outstanding	36,604	36,236
Dilutive effect of common stock equivalents	127	621

Diluted weighted-average common shares outstanding	36,731	36,857

Income per share:
Basic	$0.02	$0.10
Dilutive	$0.02	$0.10

Stock options and restricted stock grants excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	512	150
3. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
Compensation and benefits	$10,408	$9,505
Estimated potential uninsured liability claims	2,394	2,394
Value added tax payable	1,476	2,007
Taxes other than income	1,566	1,810
Other employee related expenses	1,174	982
Professional, audit and legal fees	1,089	1,521
Rent	398	388
Interest	105	136
Other	6,316	6,343

	$24,926	$25,086

4. Indebtedness
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Borrowings under $50,000 revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings secured by a letter of credit under $50.0 million facility (the “$15.0 million facility”)	7,500	7,500
Capital leases	490	609

Total long-term debt and capital leases	35,580	35,699
Less current portion of long-term debt and capital leases	35,358	336

Total long-term debt and capital leases, non-current	$222	$35,363

In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement, dated August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million facility.
At March 31, 2009 and December 31, 2008, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.0% and 3.5% at March 31, 2009 and December 31, 2008, respectively. The loan agreement contains a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. FWI is subject to various financial and operational covenants associated with the borrowings under the $50.0 million facility, including percentage of tangible assets related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At March 31, 2009, FWI was in compliance with all covenants under this facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximates $115 million of current assets and property and equipment) and is without recourse to the Parent Company.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At March 31, 2009 and December 31, 2008, there were $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.4% and 2.7% at March 31, 2009 and December 31, 2008, respectively. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At March 31, 2009, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility thereby reducing the borrowing capacity of that facility.
Considering the outstanding borrowing of $27.6 million under the $50.0 million facility, $7.5 million under the $15.0 million facility and $0.9 million related to outstanding letters of credit, the unused borrowing capacity was $14.0 million at March 31, 2009 under the $50.0 million facility.
During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment was made.

5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering certain of its United Kingdom employees (the “U.K. Plan”). Net pension cost (benefit) for the U.K. Plan included the following components for the three months ended March 31, (in thousands):

	2009	2008
Service cost	$111	$195
Interest cost	744	1,066
Expected return on plan assets	(680)	(1,368)
Amortization of prior service cost	(22)	(30)
Amortization of net actuarial loss	42	—

Net periodic pension cost (benefit)	$195	$(137)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.7% for equities and 5.3% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.9 million for 2009.
6. Stock-Based Compensation
The Company has one share-based compensation plan, which allows for the issuance of stock options, restricted stock awards and stock appreciation rights. For the three months ended March 31, 2009 and 2008, the total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangement was $0.1 million. Tax effects from the stock-based compensation are insignificant due to the Company’s current domestic tax position. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share based compensation plan and treasury stock for issuances outside of the plan. As of March 31, 2009, the total unrecognized compensation expense related to stock options and restricted stock awards was $0.8 million and $0.6 million, respectively.
7. Accumulated Other Comprehensive Income
Accumulated other comprehensive income in the equity section of the consolidated balance sheets includes the following (in thousands):

	March 31,	December 31,
	2009	2008
Net actuarial loss and prior service credit	$(5,479)	$(5,531)
Less: deferred tax benefit	1,535	1,548

Net of tax	(3,944)	(3,983)

Adjustment for FASB Statement No. 158 measurement date change, net of tax	—	(10)
Foreign currency translation adjustment	(4,802)	(3,781)

Total accumulated other comprehensive income (loss)	$(8,746)	$(7,774)

8. Uncertain Tax Positions
In accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), the Company recognizes the tax benefit from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three months ended March 31, 2009 or 2008. Unrecognized tax benefits at March 31, 2009 and December 31, 2008 of $1.0 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2009 is as follows (in thousands):

Balance at December 31, 2008	$974
Additions based on tax positions related to the current year	64
Reductions due to lapses of statutes of limitations	—

Balance at March 31, 2009	$1,038

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.9 million at March 31, 2009 and December 31, 2008.
A subsidiary of the Company is involved in disputes with two customers, who are each negotiating with a governmental regulatory agency and claim that the subsidiary failed to provide them with satisfactory services at the customers’ facilities. The subsidiary believes that it provided these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
On November 12, 2008, a Texas-based valve and service company filed an action against a subsidiary of the Company and the Company in a state court in Harris County, Texas seeking unspecified damages arising out of an unsuccessful attempt by the plaintiff and the subsidiary to complete a transaction regarding certain assets owned by the plaintiff. The subsidiary and the Company believe that the subsidiary and the plaintiff were unable to complete and/or enter into a definitive agreement because of factors completely under the control of the plaintiff. The subsidiary and the Company intend to vigorously defend this lawsuit which has not yet been set for trial.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.39 million were recorded as of March 31, 2009 and December 31, 2008.

10. Business Segment Data and Geographical Information
An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. For financial reporting purposes, the Company operates in a single segment.
Geographical areas are the United States, Europe (which also includes operations of the United Kingdom’s subsidiaries in the Middle East and Africa) and Asia-Pacific. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended March 31, 2009:
Under pressure services	$9,391	$9,731	$2,662	$21,784
Turnaround services	15,482	10,774	2,404	28,660
Other services	5,201	6,694	693	12,588

Total revenues	$30,074	$27,199	$5,759	$63,032

Three months ended March 31, 2008:
Under pressure services	$9,505	$10,455	$2,590	$22,550
Turnaround services	21,581	14,854	4,464	40,899
Other services	4,982	4,219	737	9,938

Total revenues	$36,068	$29,528	$7,791	$73,387

Historically the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended March 31, 2009:
Operating income (loss)	$(905)	$2,075	$470	$1,640
Allocation of headquarter costs	1,368	(1,138)	(230)	—

Adjusted operating income	$463	$937	$240	$1,640

Three months ended March 31, 2008:
Operating income	$807	$3,144	$1,274	$5,225
Allocation of headquarter costs	1,770	(1,405)	(365)	—

Adjusted operating income	$2,577	$1,739	$909	$5,225

The following geographical area information includes total assets based on physical location (in thousands):

	March 31,	December 31,
	2009	2008
United States	$93,241	$104,058
Europe	59,751	54,580
Asia-Pacific	16,234	14,640

	$169,226	$173,278

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
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of March 31, 2009 and December 31, 2008 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates presented above are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at March 31, 2009, as the Company’s accounts receivable are generated from these business industries with customers located throughout the United States, Europe and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair, and manufacture, concrete repair, bolting, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America, the Middle East, Africa and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to agencies of state and federal government. The combination of Furmanite and Xtria are representative of the operations of the Company.
Financial Overview
The Company’s net income for the three months ended March 31, 2009 decreased $2.8 million as compared to the three months ended March 31, 2008. While the Company experienced favorable conditions in many of its service lines through the first half of 2008, softening in the industries in which the Company operates, primarily in the United States, was experienced in late 2008 and through the first quarter of 2009, resulting in deferral or cancellation of services anticipated to be provided both in turnaround and under pressure services. The softening in the market, combined with competitive pricing in the industry and unfavorable foreign currency impact of $0.2 million, contributed to the decrease. The Company’s diluted earnings per share for the three months ended March 31, 2009 were $0.02 as compared to $0.10 for the three months ended March 31, 2008.
Results of Operations

	For the Three Months
	Ended March 31,
	2009	2008
	(in thousands, except per share data)
	(Unaudited)
Revenues	$63,032	$73,387
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	42,578	47,308
Depreciation and amortization	1,343	1,256
Selling, general and administrative	17,471	19,598

Total costs and expenses	61,392	68,162
Operating income	1,640	5,225
Interest income and other income (expense), net	(94)	178
Interest expense	(293)	(631)

Income before income taxes	1,253	4,772
Income tax expense	(373)	(1,062)

Net income	$880	$3,710

Earnings per share:
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Revenues
For the three months ended March 31, 2009, consolidated revenues decreased by $10.4 million, or 14.1%, to $63.0 million compared to $73.4 million for the three months ended March 31, 2008. Changes related to foreign currency exchange rates unfavorably impacted revenue by $8.0 million, of which $6.6 million and $1.4 million was related to unfavorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenue decreased by $2.4 million, or 3.3%, for the three months ended March 31, 2009 compared to the same period in 2008. This $2.4 million decrease in revenues consisted of a $6.0 million decrease from the United States and a $0.7 million decrease in Asia-Pacific, partially offset by a $4.3 million increase from Europe. The increase in revenue in Europe was attributable to an increase in turnaround and other services. The decrease in revenue in the United States was due to reduced turnaround services, primarily related to a large heat treating and on-site machining project in the first quarter of 2008, but which did not recur in 2009. The decrease in revenue in Asia-Pacific was primarily attributable to operations in Australia where the mining industry has been significantly impacted by the global economic recession, which forced plant closures and resulted in the reduction, deferral or cancellation of work that has historically been performed by the Company.
Operating Costs
For the three months ended March 31, 2009, operating costs decreased $4.7 million, or 10.0%, to $42.6 million compared to $47.3 million for the three months ended March 31, 2008. The change related to foreign currency exchange rates favorably impacted costs by $5.3 million, of which $4.3 million and $1.0 million was related to favorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $0.6 million, or 1.2%, for the three months ended March 31, 2009 compared to the same period in 2008. This $0.6 million increase in operating costs consisted of a $3.8 million increase in Europe, partially offset by a $3.0 million decrease in the United States and a $0.2 million decrease in Asia-Pacific. The increase in Europe, consistent with the revenue increase, was due to increased labor, benefit costs and engineering charges partially offset by a decrease in material costs. The decrease in operating costs in the United States was attributable to lower labor and benefit costs, partially offset by increased material costs. Operating costs as a percentage of revenue in the United States were higher in the current period when compared to the same period last year due to an unfavorable change in service mix, a lower utilization rate of labor and more competitive pricing in the market in the current year.
Depreciation and Amortization
Depreciation and amortization expense increased 6.9% for the three month period ended March 31, 2009 compared to the same period of 2008 due to the depreciation and amortization related to $8.0 million of capital assets placed in service during 2008.
Selling, General and Administrative
For the three months ended March 31, 2009, selling, general and administrative expenses decreased $2.1 million, or 10.9%, to $17.5 million compared to $19.6 million for the three months ended March 31, 2008. The change related to foreign currency exchange rates favorably impacted costs by $1.8 million, of which $1.5 million and $0.3 million was related to favorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses decreased $0.3 million, or 1.5%, for the three months ended March 31, 2009 compared to the same period in 2008. This $0.3 million decrease in selling, general and administrative costs consists of a $1.4 million decrease in the United States, partially offset by a $0.9 million increase in Europe, primarily attributable to the increase in revenues combined with increased pension costs in the United Kingdom and a $0.2 million increase in Asia-Pacific. The United States decrease in selling, general and administrative expenses primarily consisted of a decrease in salaries and benefit costs, legal fees and outside professional services.
Interest Expense
For the three months ended March 31, 2009, consolidated interest expense decreased by $0.3 million, or 53.6%, to $0.3 million compared to $0.6 million for the three months ended March 31, 2008. The decrease in interest expense is due to a decrease in outstanding debt and in interest rates from March 31, 2008 to March 31, 2009.

Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As a result, primarily all domestic federal and state income taxes recorded for the three months ended March 31, 2009 and 2008 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three months ended March 31, 2009 and 2008 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
For the three months ended March 31, 2009, income tax expense decreased by $0.7 million when compared to the same period in 2008. The decrease was primarily related to the decrease in taxable income for foreign jurisdictions.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $5.7 million for the three months ended March 31, 2009 as compared to $6.7 million for the three months ended March 31, 2008. Decreases in net cash from operating activities were due primarily to decrease in net income of $2.8 million. These decreases were offset by a $1.6 million increase in net changes in operating assets and liabilities. The changes in operating assets and liabilities were driven by accounts receivable and accounts payable that increased cash flows by $4.7 million for the three months ended March 31, 2009 compared to an increase of approximately $0.5 million in the three months ended March 31, 2008. This increase is a result of the decrease in revenues and related costs in the current year compared to the same period last year, combined with improved collection efforts on accounts receivable and management of accounts payable.
Net cash used in investing activities, which consists of capital expenditures, totaled $1.4 million for the three month period ended March 31, 2009, compared to $2.2 million in the same period in 2008. The decrease in capital expenditures compared to the prior year period is due to management’s decision to defer some capital projects in light of the current economic environment. Management will continue to monitor the market environment and will adjust levels of capital projects as deemed appropriate.
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
Net cash used in financing activities was $0.1 million for the three months ended March 31, 2009 compared to $2.2 million for the three months ended March 31, 2008. The Company made payments of $0.1 million in 2009 and $2.1 million in 2008 related to its capital leases and the pay down of long-term debt in 2008. The Company also paid $0.2 million for the final conversions of its 8.75% subordinated debentures in 2008. Additionally, the Company received $0.1 million in 2008 for common stock issued upon the exercise of options.
During the latter part of 2008 and into the first quarter of 2009, a global financial crisis, particularly affecting the credit markets, continued and has produced a global recession that may last for an indefinite period of time. While the timing and extent of the crisis cannot be predicted, the Company believes that the risks to its business and its customers in this environment have been heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers. Furthermore, it may be more difficult or costly to access or obtain, in the future, working capital or acquisition opportunity financing or to refinance existing debt, which matures in January 2010. The Company continually monitors the credit markets in light of the maturity of existing credit facilities.

In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement dated, August 11, 2002, with Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25 million to $50 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million revolving bank facility (the “$50.0 million facility”).
At March 31, 2009 and December 31, 2008, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.0% and 3.5% at March 31, 2009 and December 31, 2008, respectively. The loan agreement contains a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. FWI is subject to various financial and operational covenants associated with the borrowings under the $50.0 million revolving bank facility, including percentage of tangible assets related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At March 31, 2009, FWI was in compliance with all covenants under this facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximates $115 million of current assets and property and equipment) and is without recourse to the Parent Company.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At March 31, 2009 and December 31, 2008, there were $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.4% and 2.7% at March 31, 2009 and December 31, 2008, respectively. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At March 31, 2009, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility thereby reducing the borrowing capacity of that facility.
Considering the outstanding borrowing of $27.6 million under the $50.0 million facility, $7.5 million under the $15.0 million facility and $0.9 million related to the outstanding letters of credit, the unused borrowing capacity was $14.0 million at March 31, 2009 under the $50.0 million facility.
During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment was made.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At March 31, 2009 and December 31, 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to shareholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under existing or replacement debt facilities, will be sufficient to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the three months ended March 31, 2009 include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, stock-based compensation, income taxes, defined benefit pension plan and contingencies. Critical accounting policies are discussed regularly, at least quarterly, with the Company’s Audit Committee.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value under other accounting pronouncements that require fair value measurements and expands disclosures about such measurements. SFAS No. 157 does not require any new fair value measurements, but rather it creates a consistent method for calculating fair value measurements to address non-comparability of financial statements containing fair value measurements utilizing different definitions of fair value. Effective January 1, 2008, the Company adopted SFAS No 157. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company elected to defer the effective date of its adoption to January 1, 2009 in accordance with FSP FAS No. 157-2 for non-financial assets and liabilities. In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS No. 157. FSP FAS No. 157-3 was effective upon issuance. The adoption of SFAS No. 157 has not had a material impact on the Company’s consolidated financial statements. See Note 11 to the Company’s consolidated financial statements for additional disclosures.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141”). SFAS No. 141(R) amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. Changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is after fiscal years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R), effective January 1, 2009, has not had a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“SFAS No. 142”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (R), and other accounting principles generally accepted in the United States (“U.S. GAAP”). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The adoption of this FSP, effective January 1, 2009, has not had a material impact on the Company’s consolidated financial statements
In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“SFAS No. 141(R)-1”). SFAS No. 141(R)-1 amends and clarifies SFAS No. 141(R) to address application on initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. SFAS No. 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R)-1, effective January 1, 2009, has not had a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“SFAS No. 115-2” and “SFAS No. 124-2”). SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 115-2 and SFAS No. 124-2 to have a material impact on its consolidated financial statements.
 In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS No. 157-4”). SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Company does not expect the adoption of SFAS No. 157-4 to have a material impact on its consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at March 31, 2009, or for the three months ended March 31, 2009 or 2008.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $35.1 million at March 31, 2009, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom. Currencies in the first half of 2008 were relatively unchanged, however, during the latter part of 2008 and into the first quarter of 2009, currencies, primarily in the United Kingdom and Australia, weakened relative to the U.S. dollar resulting in a significant impact on the Company’s U.S. dollar reported revenues in the first quarter of 2009 when compared to the same period of 2008. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the three months ended March 31, 2009, foreign currency-based revenues and operating income of $33.0 million and $2.5 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in a change in revenues and operating income of $330 thousand and $250 thousand, respectively.
Item 4. Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures, as defined, as of March 31, 2009. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures are adequate and effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
During the quarter ended March 31, 2009, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $ 1.9 million at March 31, 2009 and December 31, 2008.
A subsidiary of the Company is involved in disputes with two customers, who are each negotiating with a governmental regulatory agency and claim that the subsidiary failed to provide them with satisfactory services at the customers’ facilities. The subsidiary believes that it provided these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
On November 12, 2008, a Texas-based valve and service company filed an action against a subsidiary of the Company and the Company in a state court in Harris County, Texas seeking unspecified damages arising out of an unsuccessful attempt by the plaintiff and the subsidiary to complete a transaction regarding certain assets owned by the plaintiff. The subsidiary and the Company believe that the subsidiary and the plaintiff were unable to complete and/or enter into a definitive agreement because of factors completely under the control of the plaintiff. The subsidiary and the Company intend to vigorously defend this lawsuit which has not yet been set for trial.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.39 million were recorded as of March 31, 2009 and December 31, 2008.
Item 1A. Risk Factors
There have been no material changes to the risk factors presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
None to report in Q1 2009.

Item 6. Exhibits
3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, incorporated by reference herein to Exhibit 3.8 to the Registrant’s Form 10-K for the year ended December 31, 2007.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Right Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/8 filed on April 18, 2008).

10.1*	Amended and Restated Change in Control Agreement effective January 1, 2009, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.2*	Amended and Restated Change in Control Agreement effective January 1, 2009, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.3*	Amended and Restated Change in Control Agreement effective January 1, 2009, incorporated by reference herein to Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.4*	Form of Indemnification Agreement, incorporated by reference herein to Exhibit 10.12 to the Registrant’s Form 10-K for the year ended December 31, 2008.

10.5*	Letter from company to Miguel A. Desdin, dated March 9, 2009.

31.1	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2009.

31.2	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 11, 2009.

32.1	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 11, 2009.

32.2	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated May 11, 2009.

*	Denotes management contracts.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ HOWARD C. WADSWORTH
Howard C. Wadsworth
Senior Vice President, Treasurer and Secretary (Principal Financial and Accounting Officer) (Chief Financial Officer)

Date: May 11, 2009