Form 10-Q
period 2009-06-30
FURMANITE CORP
filed 2009-08-07
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,633,852 shares of the registrant’s common stock outstanding as of August 3, 2009.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	4

Consolidated Income Statements for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2009 (unaudited) and for the Year Ended December 31, 2008	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	7

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosure About Market Risk	28

Item 4. Controls and Procedures	28

PART II. Other Information

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 6. Exhibits	30
EX-10.1
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, and current expectations, estimates and projections about its self and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,584	$30,793
Accounts receivable, trade (net of allowance for doubtful accounts of $2,317 and $4,627 as of June 30, 2009 and December 31, 2008, respectively)	59,594	64,879
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories:
Raw materials and supplies	16,970	14,690
Work-in-process	9,471	9,929
Finished goods	293	249
Prepaid expenses and other current assets	6,101	5,744

Total current assets	125,456	127,727
Property and equipment	64,177	58,119
Less accumulated depreciation and amortization	(33,336)	(28,841)

Property and equipment, net	30,841	29,278
Goodwill	13,148	13,148
Other assets	4,966	3,125

Total assets	$174,411	$173,278

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$297	$336
Accounts payable	14,666	17,990
Accrued expenses and other current liabilities	23,635	25,086
Income taxes payable	2,355	489

Total current liabilities	40,953	43,901
Long-term debt, non-current	35,178	35,363
Net pension liability	628	661
Other liabilities	1,774	2,036
Commitments and contingencies
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,642,815 and 40,612,815 shares issued as of June 30, 2009 and December 31, 2008, respectively	4,715	4,715
Additional paid-in capital	131,699	131,418
Accumulated deficit	(17,918)	(19,029)
Accumulated other comprehensive loss	(4,605)	(7,774)
Treasury stock, at cost (4,008,963 shares as of June 30, 2009 and December 31, 2008)	(18,013)	(18,013)

Total stockholders’ equity	95,878	91,317

Total liabilities and stockholders’ equity	$174,411	$173,278

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues	$69,726	$90,185	$132,758	$163,572
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	47,261	56,557	89,839	103,865
Depreciation and amortization	1,447	1,763	2,790	3,019
Selling, general and administrative	20,212	21,357	37,683	40,955

Total costs and expenses	68,920	79,677	130,312	147,839

Operating income	806	10,508	2,446	15,733
Interest income and other income (expense), net	313	(209)	219	(31)
Interest expense	(299)	(396)	(592)	(1,027)

Income before income taxes	820	9,903	2,073	14,675
Income tax expense	(589)	(2,244)	(962)	(3,306)

Net income	$231	$7,659	$1,111	$11,369

Earnings per common share:
Basic	$0.01	$0.21	$0.03	$0.31
Diluted	$0.01	$0.21	$0.03	$0.31

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,615	36,432	36,609	36,334
Diluted	36,795	36,972	36,763	36,915
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2009 (Unaudited) and Year Ended December 31, 2008
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2008	39,959,792	4,048,963	$4,643	$128,363	$(40,943)	$4,467	$(18,194)	$78,336
Net income	—	—	—	—	21,868	—	—	21,868
Stock-based compensation and stock options exercises	294,679	(40,000)	29	1,214	—	—	181	1,424
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(986)	—	(986)
Adjustment for FASB Statement No. 158 measurement date change, net of tax	—	—	—	—	46	(10)	—	36
Foreign currency translation adjustment	—	—	—	—	—	(11,245)	—	(11,245)

Balances at December 31, 2008	40,612,815	4,008,963	4,715	131,418	(19,029)	(7,774)	(18,013)	91,317

Net income	—	—	—	—	1,111	—	—	1,111
Stock-based compensation and stock option exercises	30,000	—	—	281	—	—	—	281
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(530)	—	(530)
Foreign currency translation adjustment	—	—	—	—	—	3,699	—	3,699

Balances at June 30, 2009	40,642,815	4,008,963	$4,715	$131,699	$(17,918)	$(4,605)	$(18,013)	$95,878

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
Operating activities:
Net income	$1,111	$11,369
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	2,790	3,019
Provision for doubtful accounts	205	76
Deferred income taxes	(145)	(79)
Stock-based compensation expense	281	212
Other, net	(643)	—
Changes in operating assets and liabilities:
Accounts receivable	5,506	(6,559)
Inventories	(1,756)	(3,832)
Prepaid expenses and other current assets	(243)	305
Accounts payable	(2,817)	1,833
Accrued expenses and other current liabilities	(2,023)	3,904
Income taxes payable	2,901	630
Other, net	(596)	(230)

Net cash provided by operating activities	4,571	10,648

Investing activities:
Capital expenditures	(3,018)	(4,221)
Acquisition of assets	(500)	—
Proceeds from sale of assets	162	—

Net cash used in investing activities	(3,356)	(4,221)

Financing activities:
Payments on debt	(224)	(4,789)
Payments on 8.75% convertible subordinated debentures	—	(155)
Issuance of common stock	—	165

Net cash used in financing activities	(224)	(4,779)
Effect of exchange rate changes on cash	(200)	605

Increase in cash and cash equivalents	791	2,253
Cash and cash equivalents at beginning of period	30,793	31,570

Cash and cash equivalents at end of period	$31,584	$33,823

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock	$—	$1,884
Settlement of accrued bonuses in common stock	$—	$488

Supplemental cash flow information:
Cash paid for interest	$606	$1,246
Cash paid (received) for income taxes, including refunds received	$(726)	$2,886
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$231	$7,659	$1,111	$11,369
Other comprehensive income:
Change in pension net actuarial loss and prior service credit, net of tax	(579)	(27)	(530)	(50)
Foreign currency translation adjustments	4,720	235	3,699	2,054

Total other comprehensive income	4,141	208	3,169	2,004

Comprehensive income	$4,372	$7,867	$4,280	$13,373

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)
1. General and Summary of Significant Accounting Policies
The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At June 30, 2009 and December 31, 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Revenue Recognition
Revenues are recognized, net of taxes, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, generally when services to customers have been rendered and accepted or when products have been shipped and risk of ownership has passed to the customer. Revenues under long-term service contracts are recognized in accordance with the terms of the contract, generally on a straight-line or ratable basis.
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

New Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS No. 157-4”). SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 157-4 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“SFAS No. 115-2” and “SFAS No. 124-2”). SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 107-1 (“SFAS No. 107-1”) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FSP FAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information for interim reporting periods. SFAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued FSP FAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standards, such as those issued by FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification does not change U.S. GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosure as a result of implementing the Codification, except for the elimination of previous references to authoritative literature.

2. Earnings Per Share
Basic earnings per share are calculated as net income divided by the average number of shares of common stock outstanding. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including unvested restricted stock and options to purchase shares of common stock, using the treasury stock method. Diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$231	$7,659	$1,111	$11,369
Basic weighted-average common shares outstanding	36,615	36,432	36,609	36,334
Dilutive effect of common stock equivalents	180	540	154	581

Diluted weighted-average common shares outstanding	36,795	36,972	36,763	36,915

Income per share:
Basic	$0.01	$0.21	$0.03	$0.31
Dilutive	$0.01	$0.21	$0.03	$0.31

Stock options and restricted stock grants excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	672	150	592	150
3. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2009	2008
Compensation and benefits	$8,690	$9,505
Estimated potential uninsured liability claims	2,394	2,394
Value added tax payable	1,231	2,007
Taxes other than income	1,547	1,810
Professional, audit and legal fees	1,204	1,521
Payments due on purchased assets	750	—
Other employee related expenses	447	982
Rent	494	388
Interest	107	136
Other	6,771	6,343

	$23,635	$25,086

4. Indebtedness
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2009	2008
Borrowings under $50.0 million revolving bank facility (the “$50.0 million facility”)	$27,590	$27,590
Borrowings secured by a letter of credit under $50.0 million facility (the “$15.0 million facility”)	7,500	7,500
Capital leases	385	609

Total long-term debt	35,475	35,699
Less current portion of long-term debt	297	336

Total long-term debt, non-current	$35,178	$35,363

In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement, dated August 11, 2002, with the Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25.0 million to $50.0 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million facility.
At June 30, 2009 and December 31, 2008, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.9% and 3.5% at June 30, 2009 and December 31, 2008, respectively. The loan agreement contains a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. FWI is subject to various financial and operational covenants associated with the borrowings under the $50.0 million facility, including percentage of tangible assets related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At June 30, 2009, FWI was in compliance with all covenants under this facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximates $120.0 million of current assets and property and equipment) and is without recourse to the Parent Company.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At June 30, 2009 and December 31, 2008, there was $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.4% and 2.7% at June 30, 2009 and December 31, 2008, respectively. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At June 30, 2009, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility thereby reducing the borrowing capacity of that facility.
Considering the outstanding borrowings of $27.6 million and $7.5 million under the bank facility, and $0.9 million related to outstanding letters of credit, the unused borrowing capacity was $14.0 million at June 30, 2009 under the $50.0 million facility.
During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment was made.
On August 4, 2009, FWI entered into a credit agreement with Bank of America, N.A. The credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million bearing interest at variable rates based on, at the Company’s election, the prime rate, federal funds rate or Eurocurrency rate, including a margin above such rates, and subject to an adjustment based on a calculated funded debt ratio.
The proceeds from the initial borrowing under the credit agreement were used to pay the amounts outstanding under the previous loan agreement at which time the previous loan agreement was terminated by the Company. All obligations under the new credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets. The credit agreement is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions.

5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering certain of its United Kingdom employees (the “U.K. Plan”). Net pension cost (benefit) for the U.K. Plan included the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Service cost	$126	$195	$237	$390
Interest cost	842	1,063	1,586	2,130
Expected return on plan assets	(770)	(1,364)	(1,450)	(2,732)
Amortization of prior service cost	(25)	(30)	(47)	(61)
Amortization of net actuarial loss	47	—	89	—

Net periodic pension cost (benefit)	$220	$(136)	$415	$(273)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.7% for equities and 5.3% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.1 million for 2009.
6. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. For the six months ended June 30, 2009 and 2008, the total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangement was $0.3 million. Tax effects from the stock-based compensation are insignificant due to the Company’s current domestic tax position. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of June 30, 2009, the total unrecognized compensation expense related to stock options and restricted stock awards was $0.9 million and $0.7 million, respectively.
7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30,	December 31,
	2009	2008
Net actuarial loss and prior service credit	$(6,282)	$(5,531)
Less: deferred tax benefit	1,759	1,548

Net of tax	(4,523)	(3,983)
Adjustment for FASB Statement No. 158 measurement date change, net of tax	—	(10)
Foreign currency translation adjustment	(82)	(3,781)

Total accumulated other comprehensive loss	$(4,605)	$(7,774)

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
Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the six months ended June 30, 2009 or 2008. Unrecognized tax benefits at June 30, 2009 and December 31, 2008 of $1.1 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the six months ended June 30, 2009 is as follows (in thousands):

Balance at December 31, 2008	$974
Additions based on tax positions related to the current year	119
Reductions due to lapses of statutes of limitations	—

Balance at June 30, 2009	$1,093

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.6 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively.
Furmanite America, Inc, a subsidiary of the Company, is involved in disputes with two customers, who are each negotiating with a governmental regulatory agency and claim that the subsidiary failed to provide them with satisfactory services at the customers’ facilities. In April 2009, one of these customers initiated legal action against the subsidiary alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided these customers with adequate and timely information to support the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
On November 12, 2008, a Texas-based valve and service company filed an action against a subsidiary of the Company and the Company in a state court in Harris County, Texas seeking unspecified damages arising out of an unsuccessful attempt by the plaintiff and the subsidiary to complete a transaction regarding certain assets owned by the plaintiff. The subsidiary and the Company believed that the subsidiary and the plaintiff were unable to complete and/or enter into a definitive agreement because of factors completely under the control of the plaintiff. On June 24, 2009, a revised asset purchase agreement was executed and consummated by the subsidiary and the plaintiff and the lawsuit was subsequently dismissed with prejudice on June 26, 2009.

The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.39 million were recorded as of June 30, 2009 and December 31, 2008.
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
Geographical areas are the United States, Europe (which also includes operations of the United Kingdom’s subsidiaries in the Middle East and Africa) and Asia-Pacific. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended June 30, 2009:
Under pressure services	$11,191	$8,416	$4,533	$24,140
Turnaround services	14,206	13,507	3,772	31,485
Other services	6,905	6,291	905	14,101

Total revenues	$32,302	$28,214	$9,210	$69,726

Three months ended June 30, 2008:
Under pressure services	$12,852	$10,605	$2,560	$26,017
Turnaround services	21,612	23,752	6,288	51,652
Other services	6,346	5,391	779	12,516

Total revenues	$40,810	$39,748	$9,627	$90,185

Six months ended June 30, 2009:
Under pressure services	$20,582	$18,147	$7,195	$45,924
Turnaround services	29,688	24,281	6,176	60,145
Other services	12,106	12,985	1,598	26,689

Total revenues	$62,376	$55,413	$14,969	$132,758

Six months ended June 30, 2008:
Under pressure services	$22,358	$21,059	$5,151	$48,568
Turnaround services	43,191	38,606	10,753	92,550
Other services	11,328	9,608	1,518	22,454

Total revenues	$76,877	$69,273	$17,422	$163,572

Historically, the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended June 30, 2009:
Operating income (loss)	$(2,015)	$883	$1,938	$806
Allocation of headquarter costs	1,969	(1,487)	(482)	—

Adjusted operating income (loss)	$(46)	$(604)	$1,456	$806

Three months ended June 30, 2008:
Operating income	$761	$7,612	$2,135	$10,508
Allocation of headquarter costs	2,412	(1,944)	(468)	—

Adjusted operating income	$3,173	$5,668	$1,667	$10,508

Six months ended June 30, 2009:
Operating income (loss)	$(2,920)	$2,958	$2,408	$2,446
Allocation of headquarter costs	3,337	(2,625)	(712)	—

Adjusted operating income	$417	$333	$1,696	$2,446

Six months ended June 30, 2008:
Operating income	$1,568	$10,756	$3,409	$15,733
Allocation of headquarter costs	4,182	(3,349)	(833)	—

Adjusted operating income	$5,750	$7,407	$2,576	$15,733

The following geographical area information includes total long-lived assets based on physical location (in thousands):

	June 30,	December 31,
	2009	2008
United States	$33,085	$32,066
Europe	12,193	10,587
Asia-Pacific	3,677	2,898

	$48,955	$45,551

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
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of June 30, 2009 and December 31, 2008 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at June 30, 2009, as the Company’s accounts receivable are generated from these business industries with customers located throughout the United States, Europe and Asia-Pacific.
12. Subsequent Event
The Company’s management has evaluated the period from July 1, 2009 through August 6, 2009, the date of issuance of this quarterly report on Form 10-Q for subsequent events requiring recognition or disclosure in the financial statements. During the period, no material recognizable subsequent events were identified except as noted below.
On August 4, 2009, FWI entered into a credit agreement with Bank of America, N.A. The credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million bearing interest at variable rates based on, at the Company’s election, the prime rate, federal funds rate or Eurocurrency rate, including a margin above such rates, and subject to an adjustment based on a calculated funded debt ratio.
The proceeds from the initial borrowing under the credit agreement were used to pay the amounts outstanding under the previous loan agreement at which time the previous loan agreement was terminated by the Company. All obligations under the new credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets. The credit agreement is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair and manufacture, concrete repair, bolting, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in the United Kingdom, Continental Europe, Scandinavia, North America, Latin America, the Middle East, Africa and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web-hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to state and federal government agencies. The combination of Furmanite and Xtria are representative of the operations of the Company.
Financial Overview
The Company’s net income for the three and six months ended June 30, 2009 decreased $7.4 million and $10.3 million, respectively, as compared to the three and six months ended June 30, 2008. While the Company experienced favorable conditions in many of its service lines through the first half of 2008, however softening in the industries in which the Company operates was experienced in late 2008 and through the first half of 2009, resulting in reduced revenues due to deferral or cancellation of services in both turnaround and underpressure services. The softening in the market, combined with competitive pricing in the industry and unfavorable foreign currency impact of $0.7 million and $0.9 million for the three and six months periods ended June 30, 2009, contributed to the decrease in net income as compared to the prior year. The Company’s diluted earnings per share for the three and six months ended June 30, 2009 were $0.01 and $0.03, respectively, as compared to $0.21 and $0.31 for the three and six months ended June 30, 2008, respectively.
Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(in thousands, except per share data)
Revenues	$69,726	$90,185	$132,758	$163,572
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	47,261	56,557	89,839	103,865
Depreciation and amortization	1,447	1,763	2,790	3,019
Selling, general and administrative	20,212	21,357	37,683	40,955

Total costs and expenses	68,920	79,677	130,312	147,839

Operating income	806	10,508	2,446	15,733
Interest income and other income (expense), net	313	(209)	219	(31)
Interest expense	(299)	(396)	(592)	(1,027)

Income before income taxes	820	9,903	2,073	14,675
Income tax expense	(589)	(2,244)	(962)	(3,306)

Net income	$231	$7,659	$1,111	$11,369

Earnings per share:
Basic	$0.01	$0.21	$0.03	$0.31
Diluted	$0.01	$0.21	$0.03	$0.31

Geographical information

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Revenues:
United States	$32,302	$40,810	$62,376	$76,877
Europe	28,214	39,748	55,413	69,273
Asia-Pacific	9,210	9,627	14,969	17,422

Total revenues	69,726	90,185	132,758	163,572

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
United States	21,745	26,408	41,981	49,671
Europe	20,267	24,565	38,890	43,759
Asia-Pacific	5,249	5,584	8,968	10,435

Total operating costs (exclusive of depreciation and amortization)	47,261	56,557	89,839	103,865

Depreciation and amortization
United States, including corporate	812	1,111	1,602	1,774
Europe	394	403	745	789
Asia-Pacific	241	249	443	456

Total depreciation and amortization	1,447	1,763	2,790	3,019

Selling, general and administrative
United States, including corporate	11,760	12,530	21,713	23,864
Europe	6,670	7,168	12,820	13,969
Asia-Pacific	1,782	1,659	3,150	3,122

Total selling general and administrative	20,212	21,357	37,683	40,955

Total costs and expenses	$68,920	$79,677	$130,312	$147,839

The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to Europe and Asia Pacific.
Revenues
For the six months ended June 30, 2009, consolidated revenues decreased by $30.8 million, or 18.8%, to $132.8 million, compared to $163.6 million for the six months ended June 30, 2008. Changes related to foreign currency exchange rates unfavorably impacted revenues by $15.1 million, of which $12.3 million and $2.8 million were related to unfavorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues decreased by $15.7 million, or 9.6%, for the six months ended June 30, 2009 compared to the same period for the prior year. This $15.7 million decrease in revenues consisted of a $14.5 million decrease in the United States and a $1.5 million decrease in Europe, partially offset by a $0.3 million increase in Asia-Pacific. The decrease in revenues in the United States was due to the reduced volume of turnaround services, primarily related to an approximate 32% reduction in heat treating and valve repair services when compared to revenues in the same period for the prior year. The decrease in revenues in Europe was attributable to a decrease in both underpressure and turnaround services which included volume decreases in bolting, on-site machining, and valve repairs of approximately 35% when compared to revenues in the same period for the prior year, partially offset by an increase in other services and expansion of business in the Middle East and Africa. The increase in revenues in Asia-Pacific was primarily attributable to increases in underpressure services in Singapore which included volume increases in hot tapping services. These increases were partially offset by decreases in turnaround services in Australia, primarily volume decreases in on-site machining.
For the three months ended June 30, 2009, consolidated revenues decreased by $20.5 million, or 22.7%, to $69.7 million, compared to $90.2 million for the three months ended June 30, 2008. Changes related to foreign currency exchange rates unfavorably impacted revenues by $7.2 million, of which $5.7 million and $1.5 million were related to unfavorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues decreased by

$13.3 million, or 14.7%, for the three months ended June 30, 2009, compared to the same period for the prior year. This $13.3 million decrease in revenues consisted of a $8.5 million decrease in the United States, a $5.8 million decrease in Europe, partially offset by a $1.0 million increase in Asia-Pacific. The decrease in revenues in the United States was due to reduced turnaround services, primarily related to large heat treating and valve repair service jobs performed in 2008, which did not recur in 2009. The decrease in revenues in Europe was attributable to a decrease in turnaround services, which included volume decreases in on-site machining and valve repair services of approximately 40% when compared to the same period for the prior year. The increase in revenues from Asia-Pacific was attributable to an increase in underpressure services, partially offset by a decrease in turnaround services.
Operating Costs (exclusive of depreciation and amortization)
For the six months ended June 30, 2009, operating costs decreased $14.0 million, or 13.5%, to $89.8 million, compared to $103.8 million for the six months ended June 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $10.3 million, of which $8.5 million and $1.8 million were related to favorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs decreased $3.7 million, or 3.6%, for the six months ended June 30, 2009, compared to the same period for the prior year. This $3.7 million decrease in operating costs consisted of a $7.7 million decrease in the United States, partially offset by a $3.6 million increase in Europe and a $0.4 million increase in Asia-Pacific. The decrease in operating costs in the United States was attributable to lower labor and benefit costs of approximately 18.0% when compared to the same period for the prior year. The increase in Europe was also due to increased labor and material costs, as well as costs associated with the expansion of operations in the Middle East and Africa. Operating costs as a percentage of revenue in the United States and Europe were 2.7% and 7.0% higher in 2009, respectively, when compared to the same period for the prior year, due to an unfavorable change in service mix, a lower utilization rate of labor and more competitive pricing in the market in the current year. The lower utilization rates of labor in both the United States and Europe were attributable to a combination of decreased revenues, as well as the Company’s decision to retain qualified, experienced technical personnel in order to maintain the necessary expertise and capacity to meet customer needs currently and as market conditions improve.
For the three months ended June 30, 2009, operating costs decreased $9.3 million, or 16.4%, to $47.3 million, compared to $56.6 million for the three months ended June 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $5.0 million, of which $4.1 million and $0.9 million were related to favorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs decreased $4.3 million, or 7.6%, for the three months ended June 30, 2009, compared to the same period for the prior year. This $4.3 million decrease in operating costs consisted of a $4.7 million decrease in the United States, $0.2 million decrease in Europe and a $0.6 million increase in Asia-Pacific. The decrease in operating costs in the United States was attributable to lower labor and benefit costs of approximately 21.0% when compared to the same period for the prior year. Operating costs, as a percentage of revenue, in the United States and Europe were 2.6% and 10.0% higher in 2009, respectively, in the current period when compared to the same period for the prior year due to an unfavorable change in service mix, a lower utilization rate of labor and more competitive pricing in the market in the current year. The increase in operating costs in Asia-Pacific was attributable to increased equipment cost associated with the increased revenues in Singapore.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.3 million, or 17.9% and $0.2 million, or 7.6% for the three and six months ended June 30, 2009 compared to the same periods for the prior year. The change related to foreign currency exchange rates favorably impacted depreciation and amortization expense by $0.1 million and $0.3 million for the three and six months ended June 30, 2009. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three and six months ended June 30, 2009 was generally consistent with the same periods for the prior year.
Selling, General and Administrative
For the six months ended June 30, 2009, selling, general and administrative expenses decreased $3.3 million, or 8.0%, to $37.7 million, compared to $41.0 million for the six months ended June 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $3.5 million, of which $2.9 million and $0.6 million were related to favorable impacts in Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses increased $0.2 million, or 0.5%, for the six months ended June 30, 2009, compared to the same period for the prior year. This $0.2 million increase in selling, general and administrative costs consists of a $2.1 million decrease in the United States, a $1.7 million increase in Europe and a $0.6 million increase in Asia-Pacific. The United States decrease in selling, general and administrative expenses primarily consisted of a decrease in salaries and benefit costs of approximately 27.0% when compared to the same period for the prior year. The increase in Europe was attributable to expanded activities in the Middle East and Africa and an increase in labor cost. The increase in Asia-Pacific was attributable to labor cost increases.
For the three months ended June 30, 2009, selling, general and administrative expenses decreased $1.1 million, or 5.6%, to $20.2 million compared to $21.3 million for the three months ended June 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $1.6 million, of which $1.3 million and $0.3 million were related to favorable impacts in Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses increased $0.5 million, or 2.3%, for the three months ended June 30, 2009, compared to the same period for the prior year. This $0.5 million increase in selling, general and administrative costs consists of a $0.7 million decrease in the United States, partially offset by a $0.8 million increase in Europe, and a $0.4 million increase in Asia-Pacific. The United States decrease in selling, general and administrative expenses primarily consisted of a decrease in salaries and benefit costs. The increase in Europe was attributable to expanded activities in the Middle East and Africa and an increase in labor costs. The increase in Asia-Pacific was attributable to labor cost increases.
Interest Expense
For the three and six months ended June 30, 2009, consolidated interest expense decreased by $0.1 million, or 24.5%, and $0.4 million, or 42.4% when compared to three and six months ended June 30, 2008. The decrease in interest expense is due to a decrease in average outstanding debt and interest rates for the six months ended June 30, 2009 compared to the same period for the prior year.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. As a result, substantially all domestic federal and state income taxes, as well as certain foreign income taxes, recorded for the six months ended June 30, 2009 and 2008 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the six months ended June 30, 2009 and 2008 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
For the six months ended June 30, 2009, income tax expense as a percentage of income before taxes increased to 46.4% compared to 22.5% for the same period for the prior year. The increase was related to a change in the mix of taxable income between countries whose taxes are offset by full valuation allowances and those that are not.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $4.6 million for the six months ended June 30, 2009 as compared to $10.6 million for the six months ended June 30, 2008. Decreases in net cash from operating activities were due primarily to decrease in net income of $10.3 million. These decreases were offset by a $4.9 million increase in net changes in operating assets and liabilities. The changes in operating assets and liabilities were driven by accounts receivable and accounts payable that increased cash flows by $2.7 million for the six months ended June 30, 2009 compared to a decrease of approximately $4.7 million in the six months ended June 30, 2008. This change is a result of the decrease in revenues and related costs in the current year compared to the same period for the prior year, combined with improved collection efforts on accounts receivable and management of accounts payable.
Net cash used in investing activities, which consists primarily of capital expenditures, totaled $3.4 million for the six month period ended June 30, 2009, compared to $4.2 million in the same period for the prior year. The decrease in capital expenditures compared to the prior year period is due to management’s decision to defer some capital projects in light of the current economic environment. Management will continue to monitor the market environment and will adjust levels of capital projects as deemed appropriate.
Consolidated capital expenditures for the calendar year 2009 were initially budgeted at $12.0 million, however based on the current economic environment, the Company does not expect capital expenditures to exceed $7.0 million to $8.0 million for the year. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2009 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $0.2 million for the six months ended June 30, 2009 compared to $4.8 million for the six months ended June 30, 2008. The Company made payments of $0.2 million in 2009 and $4.8 million in 2008 related to its capital leases and the pay down of long-term debt in 2008. The Company also paid $0.2 million for the final conversions of its 8.75% subordinated debentures in 2008. Additionally, the Company received $0.2 million in 2008 for common stock issued upon the exercise of options.
During the latter part of 2008 and into the first half of 2009, a global financial crisis, particularly affecting the credit markets, continued and has produced a global recession, the duration of which is indefinite. While the timing and extent of the crisis cannot be predicted, the Company believes that the risks to its business and its customers in this environment have been heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement dated, August 11, 2002, with the Bank of Scotland. Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the Loan Agreement from $25.0 million to $50.0 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain transaction costs by borrowing $15.6 million under the $50.0 million revolving bank facility (the “$50.0 million facility”).
At June 30, 2009 and December 31, 2008, $27.6 million was outstanding under the $50.0 million facility that provides for working capital. Borrowings under the $50.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.9% and 3.5% at June 30, 2009 and December 31, 2008, respectively. The loan agreement contains a commitment fee of 0.25% to 0.50% based on the debt to earnings before interest, depreciation and amortization (“EBITDA”) ratio, currently 0.25%, on the unused portion of the $50.0 million facility. FWI is subject to various financial and operational covenants associated with the borrowings under the $50.0 million revolving bank facility, including percentage of tangible assets related to certain geographical areas, ratios of debt to cash flow, as defined in the $50.0 million facility, and cash flow to fixed charges and capital expenditures. At June 30, 2009, FWI was in compliance with all covenants under this facility. The $50.0 million facility matures in January 2010 and is secured by substantially all of the tangible assets of FWI (which approximates $120.0 million of current assets and property and equipment) and is without recourse to the Parent Company.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provides for working capital. The proceeds were used to repay amounts outstanding under the $50.0 million facility and for working capital purposes. At June 30, 2009 and December 31, 2008, there was $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bear interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.4% and 2.7% at June 30, 2009 and December 31, 2008, respectively. The $15.0 million facility has the same financial and operational covenants as the $50.0 million facility and is without recourse to the Parent Company. At June 30, 2009, the Company was in compliance with all covenants under the $15.0 million facility, with no unused borrowing capacity due to the Company’s decision to reduce the facility to the amount outstanding. The $15.0 million facility matures in January 2010 and is secured by a letter of credit under the $50.0 million facility thereby reducing the borrowing capacity of that facility.
Considering the outstanding borrowing of $27.6 and $7.5 million under the bank facility, and $0.9 million related to the outstanding letters of credit, the unused borrowing capacity was $14.0 million at June 30, 2009 under the $50.0 million facility.

During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment was made.
On August 4, 2009, FWI entered into a credit agreement with Bank of America, N.A. The credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million bearing interest at variable rates based on, at the Company’s election, the prime rate, federal funds rate or Eurocurrency rate, including a margin above such rates, and subject to an adjustment based on a calculated funded debt ratio.
The proceeds from the initial borrowing under the credit agreement were used to pay the amounts outstanding under the previous loan agreement at which time the previous loan agreement was terminated by the Company. All obligations under the new credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets. The credit agreement is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At June 30, 2009 and December 31, 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under existing debt facilities, will be sufficient to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the six months ended June 30, 2009, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, stock-based compensation, income taxes, defined benefit pension plan and contingencies. Critical accounting policies are discussed regularly, at least quarterly, with the Company’s Audit Committee.

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
Revenues under long-term service contracts are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process-related and has no other material deliverables. The Company recognizes revenues on a straight-line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. Revenues using the proportional method were not significant to the periods presented in this report. The Company records revenues net of sales tax.
Periodically, the Company records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web-hosted data processing, purchased application software, networking, consulting and support services. These arrangements comply with Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenues under a multiple deliverable arrangement when there are separate deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenues are allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the residual method to allocate value to the delivered and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered and then are recognized as revenues. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered.
Allowance for Doubtful Accounts
Credit is extended to customers based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts accounts receivable as doubtful based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes-off accounts receivable when they become uncollectible. Any payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Under SFAS No. 142, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2008 and 2007, the Company had no significant intangible assets subject to amortization under SFAS No. 142. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
SFAS No. 142 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has two reporting units, Furmanite and Xtria for the purpose of testing goodwill impairment, as the operating results of these components are reviewed separately by management and cannot be aggregated. All goodwill of the Company relates to Furmanite, accordingly, impairment of goodwill is tested for that reporting unit. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses market capitalization as the basis for its measurement of fair value, and reconciles the aggregate fair values of its reporting units to the enterprise market capitalization. Management considers this approach the most meaningful measure as substantially all of the Company’s fair value is attributable to the Furmanite reporting unit and the quoted market price provides the best evidence of fair value. In performing the reconciliation, the Company uses the stock price on December 31 of each year as the valuation date.
The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 144, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.

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
Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN No. 48”) on January 1, 2007. The adoption of FIN No. 48 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.
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
Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are renewed annually and adjusted to reflect current conditions. These rates are determined based on reference to yields. The compensation increase rate is based on historical experience. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.

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
New Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, (“FAS 132(R)”), to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“SFAS No. 157-4”). SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”) when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. SFAS No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of SFAS No. 157-4 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“SFAS No. 115-2” and “SFAS No. 124-2”). SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. SFAS No. 115-2 and SFAS No. 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 115-2 and SFAS No. 124-2 did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS No. 107-1 (“SFAS No. 107-1”) and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FSP FAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments for interim reporting periods of publicly-traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information for interim reporting periods. SFAS No. 107-1 and APB 28-1 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS No. 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued FSP FAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP. All existing accounting standards, such as those issued by FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, will be superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The Codification does not change U.S. GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. The Codification will be effective for interim or annual periods ending after September 15, 2009, and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There will be no changes to the content of the Company’s financial statements or disclosure as a result of implementing the Codification, except for the elimination of previous references to authoritative literature.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at June 30, 2009 or December 31, 2008, or for the six months ended June 30, 2009 or 2008.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $35.1 million at June 30, 2009, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Belgium, China, France, Germany, Hong Kong, Malaysia, the Netherlands, New Zealand, Norway, Singapore and the United Kingdom. Currencies in the first half of 2008 were relatively unchanged, however, during the latter part of 2008 and into the first quarter of 2009, currencies, primarily in the United Kingdom and Australia, weakened relative to the U.S. dollar resulting in a significant impact on the Company’s U.S. dollar reported revenues in the second quarter of 2009 when compared to the same period of 2008. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the six months ended June 30, 2009, foreign currency-based revenues and operating income of $70.6 million and $5.3 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in a change in revenues and operating income of $706 thousand and $53 thousand, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.6 million and $1.9 million at June 30, 2009 and December 31, 2008, respectively.
Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with two customers, who are each negotiating with a governmental regulatory agency and claim that the subsidiary failed to provide them with satisfactory services at the customers’ facilities. In April 2009, one of these customers initiated legal action against the subsidiary alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
On November 12, 2008, a Texas-based valve and service company filed an action against a subsidiary of the Company and the Company in a state court in Harris County, Texas seeking unspecified damages arising out of an unsuccessful attempt by the plaintiff and the subsidiary to complete a transaction regarding certain assets owned by the plaintiff. The subsidiary and the Company believed that the subsidiary and the plaintiff were unable to complete and/or enter into a definitive agreement because of factors completely under the control of the plaintiff. On June 24, 2009, a revised asset purchase agreement was executed and consummated by the subsidiary and the plaintiff and the lawsuit was subsequently dismissed with prejudice on June 26, 2009.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a materially adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.39 million were recorded as of June 30, 2009 and December 31, 2008.
Item 1A. Risk Factors
During the quarter ended June 30, 2009, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, incorporated by reference herein to Exhibit 3.8 to the Registrant’s Form 10-K for the year ended December 31, 2007.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 2008.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Right Certificate and the Summary of Rights to Purchase Stock (incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008).

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

10.1*	First Amendment, dated as of December 31, 2003, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent.

10.2	Second Amendment, dated as of December 31, 2005, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent, filed as Exhibit 10.1 of the exhibits to the Registrant’s Current Report on Form 8-K filed on January 6, 2006, which exhibit is hereby incorporated by reference.

10.3	Third Amendment, dated as of March 31, 2006, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent, filed as Exhibit 10.6 of the exhibits to the Registrant’s Form 10-Q for the quarter ended March 31, 2006, which exhibit is hereby incorporated by reference.

10.4*	Fourth Amendment, dated as of October 31, 2006, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent.

10.5*	Fifth Amendment, dated as of March 31, 2008, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent.

10.6*	Sixth Amendment, dated as of April 1, 2008, to the Amended and Restated Loan Agreement dated as of August 13, 2002 among Furmanite Limited, Furmanite Worldwide, Inc., the financial institutions from time to time party thereto and Bank of Scotland, as Agent.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

31.3*	Certification of Principal Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

32.3*	Certification of Principal Accounting Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated August 6, 2009.

*	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ MIGUEL A. DESDIN
Miguel A. Desdin
Senior Vice President, Chief Financial Officer

Date: August 6, 2009

/s/ ROBERT S. MUFF
Robert S. Muff
Principal Accounting Officer

Date: August 6, 2009