Form 10-Q
period 2009-09-30
FURMANITE CORP
filed 2009-11-06
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,673,852 shares of the registrant’s common stock outstanding as of November 3, 2009.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	4

Consolidated Income Statements for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009 (unaudited) and for the Year Ended December 31, 2008	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	7

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	27

Item 4. Controls and Procedures	27

PART II. Other Information

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-31.3
EX-32.1
EX-32.2
EX-32.3

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about its self and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,210	$30,793
Accounts receivable, trade (net of allowance for doubtful accounts of $2,011 and $4,627 as of September 30, 2009 and December 31, 2008, respectively)	59,696	64,879
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories:
Raw materials and supplies	18,186	14,690
Work-in-process	9,415	9,929
Finished goods	295	249
Prepaid expenses and other current assets	5,411	5,744

Total current assets	130,656	127,727
Property and equipment	65,985	58,119
Less accumulated depreciation and amortization	(35,453)	(28,841)

Property and equipment, net	30,532	29,278
Goodwill	13,148	13,148
Other assets	5,390	3,125

Total assets	$179,726	$173,278

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$182	$336
Accounts payable	14,884	17,990
Accrued expenses and other current liabilities	26,662	25,086
Income taxes payable	2,339	489

Total current liabilities	44,067	43,901
Long-term debt, non-current	35,184	35,363
Net pension liability	550	661
Other liabilities	2,229	2,036

Commitments and contingencies

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,682,815 and 40,612,815 shares issued as of September 30, 2009 and December 31, 2008, respectively	4,723	4,715
Additional paid-in capital	131,979	131,418
Accumulated deficit	(17,715)	(19,029)
Accumulated other comprehensive loss	(3,278)	(7,774)
Treasury stock, at cost (4,008,963 shares as of September 30, 2009 and December 31, 2008)	(18,013)	(18,013)

Total stockholders’ equity	97,696	91,317

Total liabilities and stockholders’ equity	$179,726	$173,278

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues	$70,757	$75,883	$203,515	$239,455
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	46,592	50,089	136,431	153,954
Depreciation and amortization expense	1,563	1,386	4,353	4,405
Selling, general and administrative expense	21,016	17,848	58,699	58,803

Total costs and expenses	69,171	69,323	199,483	217,162

Operating income	1,586	6,560	4,032	22,293
Interest income and other income (expense), net	191	445	410	414
Interest expense	(524)	(353)	(1,116)	(1,380)

Income before income taxes	1,253	6,652	3,326	21,327
Income tax expense	(1,050)	(1,250)	(2,012)	(4,556)

Net income	$203	$5,402	$1,314	$16,771

Earnings per common share:
Basic	$0.01	$0.15	$0.04	$0.46
Diluted	$0.01	$0.15	$0.04	$0.45

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,635	36,495	36,618	36,388
Diluted	36,796	37,065	36,751	36,965
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009 (Unaudited) and Year Ended December 31, 2008
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2008	39,959,792	4,048,963	$4,643	$128,363	$(40,943)	$4,467	$(18,194)	$78,336
Net income	—	—	—	—	21,868	—	—	21,868
Stock-based compensation and stock option exercises	294,679	(40,000)	29	1,214	—	—	181	1,424
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(986)	—	(986)
Adjustment for FASB ASC 715 (FASB Statement No. 158 ) measurement date change, net of tax	—	—	—	—	46	(10)	—	36
Foreign currency translation adjustment	—	—	—	—	—	(11,245)	—	(11,245)

Balances at December 31, 2008	40,612,815	4,008,963	4,715	131,418	(19,029)	(7,774)	(18,013)	91,317

Net income	—	—	—	—	1,314	—	—	1,314
Stock-based compensation and stock option exercises	70,000	—	8	561	—	—	—	569
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(368)	—	(368)
Foreign currency translation adjustment	—	—	—	—	—	4,864	—	4,864

Balances at September 30, 2009	40,682,815	4,008,963	$4,723	$131,979	$(17,715)	$(3,278)	$(18,013)	$97,696

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2009	2008
Operating activities:
Net income	$1,314	$16,771
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,353	4,405
Provision for doubtful accounts	312	83
Deferred income taxes	(220)	(47)
Stock-based compensation expense	443	335
Other, net	(142)	—
Changes in operating assets and liabilities:
Accounts receivable	5,072	(1,282)
Inventories	(901)	(3,886)
Prepaid expenses and other current assets	694	749
Accounts payable	(2,473)	(3,784)
Accrued expenses and other current liabilities	740	3,710
Income taxes payable	2,113	94
Other, net	53	(1,262)

Net cash provided by operating activities	11,358	15,886

Investing activities:
Capital expenditures	(5,446)	(5,434)
Acquisition of assets	(700)	—
Proceeds from sale of assets	226	—

Net cash used in investing activities	(5,920)	(5,434)

Financing activities:
Payments on debt	(35,382)	(7,913)
Proceeds from issuance of debt	35,049	—
Debt issuance costs	(567)	—
Issuance of common stock	126	278
Payments on 8.75% convertible subordinated debentures	—	(155)

Net cash used in financing activities	(774)	(7,790)

Effect of exchange rate changes on cash	753	(512)

Increase in cash and cash equivalents	5,417	2,150

Cash and cash equivalents at beginning of period	30,793	31,570

Cash and cash equivalents at end of period	$36,210	$33,720

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock	$—	$1,884
Settlement of accrued bonuses in common stock	$—	$488

Supplemental cash flow information:
Cash paid for interest	$1,091	$1,539
Cash paid (received) for income taxes, including refunds received	$(113)	$4,376
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$203	$5,402	$1,314	$16,771
Other comprehensive income:
Change in pension net actuarial loss and prior service credit, net of tax	162	208	(368)	158
Foreign currency translation adjustments	1,165	(5,324)	4,864	(3,270)

Total other comprehensive income	1,327	(5,116)	4,496	(3,112)

Comprehensive income	$1,530	$286	$5,810	$13,659

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At September 30, 2009 and December 31, 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced to net realizable value for inventories in which their cost exceeds their utility, due to physical deterioration, obsolescence, changes in price levels or other causes. Inventories consumed or products sold are included in operating costs.

New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities. The Codification did not change U.S. GAAP. Instead, it took the thousands of individual pronouncements that previously comprised U.S. GAAP and reorganized them into accounting Topics, displaying all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. The adoption of FASB ASC 105-10-05 (SFAS No. 168), did not have a material impact on the Company’s consolidated financial statements but did change the referencing system for accounting standards. In this Form 10-Q, the Company will disclose a dual presentation of the Codification and the former reference.
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FASB ASC 715-20-65 (FAS No. 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FASB ASC 715-20-65 (FAS 132(R)-1) to have a material impact on its consolidated financial statements.
2. Earnings Per Share
Basic earnings per share are calculated as net income divided by the average number of shares of common stock and restricted stock outstanding. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock, using the treasury stock method.
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$203	$5,402	$1,314	$16,771

Basic weighted-average common shares outstanding	36,635	36,495	36,618	36,388
Dilutive effect of common stock equivalents	161	570	133	577

Diluted weighted-average common shares outstanding	36,796	37,065	36,751	36,965

Earnings per share:
Basic	$0.01	$0.15	$0.04	$0.46
Diluted	$0.01	$0.15	$0.04	$0.45

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	577	55	547	118

3. Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
Compensation and benefits	$10,854	$9,505
Estimated potential uninsured liability claims	2,394	2,394
Value added tax payable	1,835	2,007
Taxes other than income	1,653	1,810
Professional, audit and legal fees	1,492	1,521
Other employee related expenses	687	982
Rent	561	388
Payment due on purchased assets	550	—
Interest	54	136
Other	6,582	6,343

	$26,662	$25,086

4. Indebtedness
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2009	2008
Borrowings under new revolving credit facility (the “new credit agreement”)	$35,000	$—
Borrowings under $50.0 million revolving bank facility (the “$50.0 million facility”)	—	27,590
Borrowings secured by a letter of credit under $50.0 million facility (the “$15.0 million facility”)	—	7,500
Capital leases	366	609

Total long-term debt	35,366	35,699
Less current portion of long-term debt	182	336

Total long-term debt, non-current	$35,184	$35,363

In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement, dated August 11, 2002, with the Bank of Scotland (the “previous loan agreement”). Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the original Loan Agreement from $25.0 million to $50.0 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain related transaction costs by borrowing $15.6 million under the $50.0 million revolving bank facility (the “$50.0 million facility”). At December 31, 2008, $27.6 million was outstanding under the $50.0 million facility which consisted of amounts borrowed by the Company for working capital needs. Borrowings under the $50.0 million facility bore interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.5% at December 31, 2008.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provided for working capital. The proceeds were used to repay earlier borrowings outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2008, there was $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bore interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.7% at December 31, 2008. The $15.0 million facility had similar financial and operational covenants as the $50.0 million facility and was without recourse to the Parent Company.
During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment was made at that time.
On August 4, 2009, FWI and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a new credit agreement dated July 31, 2009 with Bank of America, N.A. (the “new credit agreement”). The new credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the new credit agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the new credit agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the new credit agreement may not exceed $35.0 million in the aggregate to any one of the designated borrowers.
The proceeds from the initial borrowing of $35.0 million under the new credit agreement were used to pay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the new credit agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At September 30, 2009, $35.0 million was outstanding under the new credit agreement. Borrowings under the new credit agreement bear interest at the option of the borrower at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the new credit agreement)) which were 2.5% at September 30, 2009. The new credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at September 30, 2009, based on the unused portion of the amount available under the new credit agreement. All obligations under the new credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $126.2 million of current assets and property and equipment as of September 30, 2009) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the new credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2009, FWI was in compliance with all covenants under the new credit agreement.
Considering the outstanding borrowings of $35.0 million, and $2.1 million related to outstanding letters of credit, the unused borrowing capacity under the new credit agreement was $12.9 million at September 30, 2009.
5. Retirement Plan
One of the Company’s foreign subsidiaries has a defined benefit pension plan covering certain of its United Kingdom employees (the “U.K. Plan”). Net pension cost (benefit) for the U.K. Plan included the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service cost	$125	$187	$362	$577
Interest cost	835	1,019	2,420	3,149
Expected return on plan assets	(763)	(1,308)	(2,213)	(4,040)
Amortization of prior service cost	(25)	(29)	(71)	(90)
Amortization of net actuarial loss	47	—	136	—

Net periodic pension cost (benefit)	$219	$(131)	$634	$(404)

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.7% for equities and 5.3% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.0 million for 2009.
6. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. For the nine months ended September 30, 2009 and 2008, the total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangement was $0.4 million and $0.3 million, respectively. Tax effects from the stock-based compensation are insignificant due to the Company’s current domestic tax position. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of September 30, 2009, the total unrecognized compensation expense related to stock options and restricted stock awards was $0.8 million and $0.6 million, respectively.

7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30,	December 31,
	2009	2008
Net actuarial loss and prior service credit	$(6,057)	$(5,531)
Less: deferred tax benefit	1,696	1,548

Net of tax	(4,361)	(3,983)
Adjustment for FASB ASC 715 (FASB Statement No. 158) measurement date change, net of tax	—	(10)
Foreign currency translation adjustment	1,083	(3,781)

Total accumulated other comprehensive loss	$(3,278)	$(7,774)

8. Uncertain Tax Positions
In accordance with FASB ASC 740-10-65 (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes, the Company recognizes the tax benefit from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the nine months ended September 30, 2009 or 2008. Unrecognized tax benefits at September 30, 2009 and December 31, 2008 of $1.2 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective foreign tax rate if recognized. A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2009 is as follows (in thousands):

Balance at December 31, 2008	$974
Additions based on tax positions related to the current year	184
Reductions due to lapses of statutes of limitations	—

Balance at September 30, 2009	$1,158

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.6 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.4 million are recorded in accrued expenses as of September 30, 2009 and December 31, 2008.
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
Geographical areas are the United States, Europe (which also includes operations of the United Kingdom’s subsidiaries in the Middle East and Africa) and Asia-Pacific. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended September 30, 2009:
Under pressure services	$11,664	$11,333	$4,180	$27,177
Turnaround services	12,211	14,684	4,613	31,508
Other services	4,062	6,911	1,099	12,072

Total revenues	$27,937	$32,928	$9,892	$70,757

Three months ended September 30, 2008:
Under pressure services	$12,172	$9,224	$2,953	$24,349
Turnaround services	12,582	20,794	4,263	37,639
Other services	5,924	7,070	901	13,895

Total revenues	$30,678	$37,088	$8,117	$75,883

Nine months ended September 30, 2009:
Under pressure services	$32,246	$29,480	$11,375	$73,101
Turnaround services	41,899	38,965	10,789	91,653
Other services	16,168	19,896	2,697	38,761

Total revenues	$90,313	$88,341	$24,861	$203,515

Nine months ended September 30, 2008:
Under pressure services	$35,592	$31,249	$8,681	$75,522
Turnaround services	54,712	58,121	14,333	127,166
Other services	17,252	16,991	2,524	36,767

Total revenues	$107,556	$106,361	$25,538	$239,455

Historically, the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Three months ended September 30, 2009:
Operating income (loss)	$(3,305)	$2,786	$2,105	$1,586
Allocation of headquarter costs	2,263	(1,740)	(523)	—

Adjusted operating income (loss)	$(1,042)	$1,046	$1,582	$1,586

Three months ended September 30, 2008:
Operating income (loss)	$(445)	$5,499	$1,506	$6,560
Allocation of headquarter costs	1,195	(977)	(218)	—

Adjusted operating income	$750	$4,522	$1,288	$6,560

Nine months ended September 30, 2009:
Operating income (loss)	$(6,225)	$5,744	$4,513	$4,032
Allocation of headquarter costs	5,600	(4,365)	(1,235)	—

Adjusted operating income (loss)	$(625)	$1,379	$3,278	$4,032

Nine months ended September 30, 2008:
Operating income	$1,123	$16,255	$4,915	$22,293
Allocation of headquarter costs	5,630	(4,534)	(1,096)	—

Adjusted operating income	$6,753	$11,721	$3,819	$22,293

The following geographical area information includes total long-lived assets based on physical location (in thousands):

	September 30,	December 31,
	2009	2008
United States	$31,926	$32,066
Europe	13,231	10,587
Asia-Pacific	3,913	2,898

	$49,070	$45,551

11. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820-10 (SFAS No. 157), Fair Value Measurements and Disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10 (SFAS No. 157) must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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
The Company currently does not have any assets or liabilities that would require valuation under FASB ASC 820-10 (SFAS No. 157). The Company does not have any derivatives or marketable securities.
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of September 30, 2009 and December 31, 2008 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at September 30, 2009, as the Company’s accounts receivable are generated from these business industries with customers located throughout the United States, Europe and Asia-Pacific.
12. Subsequent Events
The Company’s management has evaluated the period from October 1, 2009 through November 5, 2009, the date of issuance of this Quarterly Report on Form 10-Q, for subsequent events requiring recognition or disclosure in the financial statements. During the period, no material recognizable subsequent events were identified.

FURMANITE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair and manufacture, concrete repair, bolting, valve testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Europe, North America, Latin America, the Middle East, Africa and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides information technology and other services primarily to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers products and services that include web-hosted data processing, consulting, research, program and policy analysis, program implementation and program evaluation to state and federal government agencies. The combination of Furmanite and Xtria are representative of the operations of the Company.
Financial Overview
The Company’s net income for the three and nine months ended September 30, 2009 decreased $5.2 million and $15.5 million, respectively, as compared to the three and nine months ended September 30, 2008. While the Company experienced favorable conditions in many of its service lines through the first half of 2008, softening demand in the industries in which the Company operates was experienced in late 2008 which has continued through 2009, resulting in reduced revenues due to deferral or cancellation of projects, primarily in turnaround services. While the market has shown some signs of recovery during the third quarter of 2009, the effects of the lower demand in the marketplace, combined with competitive pricing in the industry and an unfavorable foreign currency impact of $0.3 million and $1.1 million for the three and nine month periods ended September 30, 2009, respectively, contributed to the decrease in net income as compared to the prior year. The Company’s diluted earnings per share for the three and nine months ended September 30, 2009 were $0.01 and $0.04, respectively, as compared to $0.15 and $0.45 for the three and nine months ended September 30, 2008, respectively.
Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Revenues	$70,757	$75,883	$203,515	$239,455
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	46,592	50,089	136,431	153,954
Depreciation and amortization expense	1,563	1,386	4,353	4,405
Selling, general and administrative expense	21,016	17,848	58,699	58,803

Total costs and expenses	69,171	69,323	199,483	217,162

Operating income	1,586	6,560	4,032	22,293
Interest income and other income (expense), net	191	445	410	414
Interest expense	(524)	(353)	(1,116)	(1,380)

Income before income taxes	1,253	6,652	3,326	21,327
Income tax expense	(1,050)	(1,250)	(2,012)	(4,556)

Net income	$203	$5,402	$1,314	$16,771

Earnings per share:
Basic	$0.01	$0.15	$0.04	$0.46
Diluted	$0.01	$0.15	$0.04	$0.45

Geographical information

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Revenues:
United States	$27,937	$30,678	$90,313	$107,556
Europe	32,928	37,088	88,341	106,361
Asia-Pacific	9,892	8,117	24,861	25,538

Total revenues	70,757	75,883	203,515	239,455

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
United States	18,551	21,377	60,532	71,048
Europe	22,431	23,999	61,321	67,758
Asia-Pacific	5,610	4,713	14,578	15,148

Total operating costs (exclusive of depreciation and amortization)	46,592	50,089	136,431	153,954

Depreciation and amortization expense
United States, including corporate	854	779	2,456	2,553
Europe	417	396	1,162	1,185
Asia-Pacific	292	211	735	667

Total depreciation and amortization expense	1,563	1,386	4,353	4,405

Selling, general and administrative expense
United States, including corporate	11,837	8,967	33,550	32,832
Europe	7,294	7,194	20,114	21,163
Asia-Pacific	1,885	1,687	5,035	4,808

Total selling general and administrative expense	21,016	17,848	58,699	58,803

Total costs and expenses	$69,171	$69,323	$199,483	$217,162

The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to Europe and Asia Pacific.
Revenues
For the nine months ended September 30, 2009, consolidated revenues decreased by $35.9 million, or 15.0%, to $203.5 million, compared to $239.4 million for the nine months ended September 30, 2008. Changes related to foreign currency exchange rates unfavorably impacted revenues by $19.4 million, of which $16.1 million and $3.3 million were related to unfavorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues decreased by $16.5 million, or 6.9%, for the nine months ended September 30, 2009 compared to the same period for the prior year. This $16.5 million decrease in revenues consisted of a $17.2 million decrease in the United States and a $1.9 million decrease in Europe, partially offset by a $2.6 million increase in Asia-Pacific. The decrease in revenues in the United States was primarily due to reduced volumes of turnaround services, including heat treating, value repair services, and bolting of approximately 23% when compared to revenues in the same period for the prior year. The decrease in revenues in Europe was primarily attributable to a decrease in turnaround services of approximately 3%, which included volume decreases in bolting, on-site machining, and valve repairs when compared to revenues in the same period for the prior year. The increase in revenues in Asia-Pacific was primarily attributable to increases in underpressure services in Singapore which included volume increases in hot tapping services. These increases were partially offset by decreases in turnaround services in Australia, primarily volume decreases in on-site machining due to softening in industry in the first half of 2009.
For the three months ended September 30, 2009, consolidated revenues decreased by $5.1 million, or 6.7%, to $70.8 million, compared to $75.9 million for the three months ended September 30, 2008. Changes related to foreign currency exchange rates unfavorably impacted revenues by $4.3 million, of which $3.8 million and $0.5 million were related to unfavorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues decreased by $0.8 million, or 1.1%, for the three months ended September 30, 2009, compared to the same period for the prior year. This $0.8 million decrease in revenues consisted of a $2.7 million decrease in the United States, a $0.4 million decrease in Europe, and a $2.3 million increase in Asia-Pacific. The decrease in revenues in the United States was primarily attributable to reductions in turnaround services. The reduction in turnaround services primarily related to valve repair service work performed in 2008, which did not recur in 2009. The decrease in revenues in Europe was attributable to a decrease in turnaround services, which included volume decreases in bolting, on-site machining and valve repair services when compared to the same period for the prior year. The increase in revenues in Asia-Pacific was primarily attributable to increases in underpressure services in Singapore, which included volume increases in hot tapping services.
Operating Costs (exclusive of depreciation and amortization)
For the nine months ended September 30, 2009, operating costs decreased $17.5 million, or 11.4%, to $136.4 million, compared to $153.9 million for the nine months ended September 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $13.0 million, of which $10.9 million and $2.1 million were related to favorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs decreased $4.5 million, or 2.9%, for the nine months ended September 30, 2009, compared to the same period for the prior year. This $4.5 million decrease in operating costs consisted of a $10.5 million decrease in the United States, partially offset by a $4.5 million increase in Europe and a $1.5 million increase in Asia-Pacific. The decrease in operating costs in the United States was attributable to lower salaries and related benefit costs of approximately 16% when compared to the same period for the prior year, consistent with the decrease in revenue. The increase in Europe was due to increased labor and material costs, as well as costs associated with the expansion of operations in the Middle East and Africa. The increase in operating costs in Asia-Pacific was attributable to an increase in labor and equipment costs associated with the increased revenues in Singapore.
For the three months ended September 30, 2009, operating costs decreased $3.5 million, or 7.0%, to $46.6 million, compared to $50.1 million for the three months ended September 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $2.7 million, of which $2.4 million and $0.3 million were related to favorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs decreased $0.8 million, or 1.5%, for the three months ended September 30, 2009 compared to the same period for the prior year. This $0.8 million decrease in operating costs consisted of a $2.8 million decrease in the United States, a $0.9 million increase in Europe, and a $1.1 million increase in Asia-Pacific. The decrease in operating costs in the United States was attributable to lower salaries and related benefit costs of approximately 12% when compared to the same period for the prior year, consistent with the decrease in revenue. The increase in Europe was due to increased labor and equipment costs, as well as costs associated with expansion of operations in the Middle East and Africa. The increase in operating costs in Asia-Pacific was attributable to an increase in labor and equipment costs associated with the increased revenues in Singapore.
Operating costs as a percentage of revenue were 65.8% and 66.0% for the three months ended September 30, 2009 and 2008, respectively. Operating costs as a percentage of revenue were 67.0% and 64.3% for the nine months ended September 30, 2009 and 2008, respectively. Year-to-date, the percentage of operating costs to revenues was higher in 2009 compared to the same period for the prior year as the result of an unfavorable change in service mix, a lower utilization rate of labor and more competitive pricing in the market during the current year. Lower labor utilization rates were attributable to a combination of decreased revenues and the Company’s decision to retain qualified, experienced technical personnel in order to maintain the necessary expertise and capacity to meet customer needs currently and as market conditions improve.
Depreciation and Amortization Expense
For the three and nine months ended September 30, 2009, depreciation and amortization expense increased $0.2 million, or 12.8%, and decreased $0.1 million, or 1.2%, respectively, when compared to the same periods for the prior year. The change related to foreign currency exchange rates favorably impacted depreciation and amortization expense by $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2009. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three and nine months ended September 30, 2009 was slightly higher than the same periods for the prior year, based on capital expenditures of approximately $8.0 million over the twelve-month period ended September 30, 2009.
Selling, General and Administrative Expense
For the nine months ended September 30, 2009, selling, general and administrative expenses decreased $0.1 million, or 0.2%, to $58.7 million compared to $58.8 million for the nine months ended September 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $4.3 million, of which $3.6 million and $0.7 million were related to favorable impacts in Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses increased $4.2 million, or 7.2%, for the nine months ended September 30, 2009, compared to the same period for the prior year. This $4.2 million increase in selling, general and administrative costs consists of a $0.8 million increase in the United States, a $2.5 million increase in Europe and a $0.9 million increase in Asia-Pacific. The United States increase in selling, general and administrative expenses primarily consisted of a increase in salaries and related benefit costs of approximately 8% when compared to the same period for the prior year due to additional sales force in 2009. The increase in Europe was primarily attributable to expanded activities in the Middle East and Africa and an increase in salaries and related benefits costs primarily related to an increase in sales force. The increase in Asia-Pacific was attributable to labor cost increases associated with the increase in revenue level.
For the three months ended September 30, 2009, selling, general and administrative expenses increased $3.2 million, or 17.7%, to $21.0 million compared to $17.8 million for the three months ended September 30, 2008. The change related to foreign currency exchange rates favorably impacted costs by $0.9 million, of which $0.8 million and $0.1 million were related to favorable impacts in Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses increased $4.1 million, or 22.6%, for the three months ended September 30, 2009, compared to the same period for the prior year. This $4.1 million increase in selling, general and administrative costs consists of a $2.9 million increase in the United States, a $0.9 million increase in Europe and a $0.3 million increase in Asia-Pacific. The United States increase was primarily attributable to increases in salaries and related benefit costs, and to a lesser extent, other professional services. The increase in salaries and related benefit costs were primarily due to additional sales force in 2009. The increase in other professional services cost was a function of timing, as a proportionally higher concentration of these expenses was incurred in the three months ended September 30, 2009 compared to the same period of the prior year, however year-to-date professional expenses are comparable between years. The increase in Europe was primarily attributable to expanded activities in the Middle East and Africa as well as an increase in salaries and related benefits costs primarily related to an increase in sales force. The increase in Asia-Pacific was attributable to labor cost increases associated with the increase in revenue level.
Interest Expense
For the three and nine months ended September 30, 2009, consolidated interest expense increased by $0.2 million, and decreased $0.3 million, respectively, when compared to the same periods for the prior year. The decrease in interest expense for the nine month period ended September 30, 2009 was due to a decrease in average outstanding debt and interest rates for the nine months ended September 30, 2009 compared to the same period for the prior year. The increase in interest expense for the three months ended September 30, 2009, resulted from additional expenses associated with the refinancing of the Company’s debt during the period, including increased amortization of deferred debt issuance costs and final interest adjustments on the prior credit facility, which more than offset the effects of the decrease in average outstanding debt and interest rates.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” 740) Income Taxes. As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and nine months ended September 30, 2009 and 2008 are fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three and nine months ended September 30, 2009 and 2008 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not consistent when comparing periods due to the changing income tax mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance on domestic federal and certain state and foreign income taxes was required, the Company primarily considered factors such as the history of operating losses and the nature of the deferred tax assets.
Income tax expense as a percentage of income before taxes increased to 60.5% for the nine months ended September 30, 2009 from 21.4% for the same period of the prior year, and to 83.8% for the three months ended September 30, 2009 from 18.8% for the same period of the prior year. The increase was related to a change in the mix of taxable income, and estimated annual taxable income, between countries whose taxes are offset by full valuation allowances and those that are not.

The most significant factor impacting the variability in tax rates relates to foreign currency transaction gains and losses. Through the nine months ended September 30, 2009, the Company’s United Kingdom subsidiary recognized approximately $3.6 million of foreign currency transaction gains compared to approximately $2.0 million in foreign currency transaction losses for the same period of 2008, primarily related to U.S. dollar denominated notes outstanding on the Company’s previous credit agreement. During these same periods, U.S.-based subsidiaries of the Company recognized foreign currency transaction losses in 2009 and gains in 2008 substantially offsetting the impact of the currency transaction gains and losses in the United Kingdom, however income tax expenses and benefits in the United Kingdom related to these gains and losses were not offset due to the aforementioned valuation allowance on the Company’s U.S. federal taxes.
As noted in the following Liquidity and Capital Resources discussion, the Company terminated its previous credit agreement in the three months ended September 30, 2009, and replaced it with a new credit agreement. The Company eliminated the foreign currency translation exposure which was inherent in the previous credit facility through the structuring of the new credit facility, and as a result has significantly reduced its foreign currency exposure, as well as any related income tax impacts.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $11.4 million for the nine months ended September 30, 2009 compared to $15.9 million for the nine months ended September 30, 2008. Decreases in net cash provided by operating activities were primarily due to the decrease in net income of $15.5 million. These decreases were partially offset by an $11.0 million increase in net changes in operating assets and liabilities. The changes in operating assets and liabilities were driven by accounts receivable and accounts payable changes that increased cash flows by $2.6 million for the nine months ended September 30, 2009 compared to a decrease of approximately $5.1 million in the nine months ended September 30, 2008. This change is a result of the decrease in revenues and related costs in the current year compared to the same period for the prior year, combined with improved collection efforts on accounts receivable and management of accounts payable. In addition, income taxes payable increased cash flow by $2.1 million for the nine months ended September 30, 2009 compared to an increase of $0.1 million in the nine months ended September 30, 2008. This change was due to timing of estimated payments made on current year tax liabilities combined with refunds received in the current year on prior year overpayments, primarily in the United Kingdom.
Net cash used in investing activities was $5.9 million for the nine months ended September 30, 2009 compared to $5.4 million for the nine months ended September 30, 2008. Investing activities primarily consist of capital expenditures which totaled $5.4 million for each of the nine month periods ended September 30, 2009 and 2008. In addition, $0.7 million of payments were made in the current year related to the acquisition of assets and $0.2 million of proceeds were received from the sale of property and equipment in the ordinary course of business.
Consolidated capital expenditures for the calendar year 2009 were initially budgeted at $12.0 million, however based on the current economic environment, the Company does not expect capital expenditures to exceed $6.0 million to $7.0 million for the year. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2009 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $0.8 million for the nine months ended September 30, 2009 compared to $7.8 million for the nine months ended September 30, 2008. The decrease in cash used for financing activities resulted from net principal payments made on the Company’s credit facility totaling $0.1 million and debt issuance cost payments on a new credit facility of $0.6 million in the nine month period ended September 30, 2009, compared to $7.5 million of principal payments made on its credit facility and $0.2 million of payments made related to the final conversions of the Company’s convertible subordinated debentures in the same period of the prior year. The Company entered into a new credit facility in 2009, receiving borrowings of $35.0 million from the new facility, and paid its remaining outstanding principal balance of $35.1 million upon the termination of the previous credit facility.
During the latter part of 2008 and into 2009, a global financial crisis, particularly affecting the credit markets, has continued and has resulted in a global recession, the duration of which is indefinite. While the markets in which the Company operates appear to be stabilizing, the ultimate timing and extent of the crisis cannot be predicted, and as such, the Company believes that the risks to its business and its customers in this environment remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could continue to negatively affect the Company’s business, operating results, cash flows, or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts and financial instability of suppliers and insurers.
In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement, dated August 11, 2002, with the Bank of Scotland (the “previous loan agreement”). Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the original Loan Agreement from $25.0 million to $50.0 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain related transaction costs by borrowing $15.6 million under the $50.0 million revolving bank facility (the “$50.0 million facility”). At December 31, 2008, $27.6 million was outstanding under the $50.0 million facility which consisted of amounts borrowed by the Company for working capital needs. Borrowings under the $50.0 million facility bore interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 3.5% at December 31, 2008.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provided for working capital. The proceeds were used to repay earlier borrowings outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2008, there was $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bore interest at the option of the borrower at variable rates (based on either the LIBOR rate or prime rate) which were 2.7% at December 31, 2008. The $15.0 million facility had the similar financial and operational covenants as the $50.0 million facility and was without recourse to the Parent Company.
During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment was made at that time.
On August 4, 2009, FWI and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a new credit agreement dated July 31, 2009 with Bank of America, N.A. (the “new credit agreement”). The new credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the new credit agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the new credit agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the new credit agreement may not exceed $35.0 million in the aggregate to any one of the designated borrowers.
The proceeds from the initial borrowing of $35.0 million under the new credit agreement were used to pay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the new credit agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At September 30, 2009, $35.0 million was outstanding under the new credit agreement. Borrowings under the new credit agreement bear interest at the option of the borrower at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the new credit agreement)) which were 2.5% at September 30, 2009. The new credit agreement contains a commitment fee which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at September 30, 2009, based on the unused portion of the amount available under the new credit agreement. All obligations under the new credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $126.2 million of current assets and property and equipment as of September 30, 2009) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the new credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2009, FWI was in compliance with all covenants under the new credit agreement.
Considering the outstanding borrowings of $35.0 million, and $2.1 million related to outstanding letters of credit, the unused borrowing capacity under the new credit agreement was $12.9 million at September 30, 2009.

     On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At September 30, 2009 and December 31, 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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
Critical Accounting Policies and Estimates
Accounting principles generally accepted in the United States of America (“U.S. GAAP”) promulgated by the Financial Accounting Standards Board (“FASB”), its predecessors, and others as of June 30, 2009, as well as future authoritative accounting principles, are set forth in the FASB Accounting Standards Codification ™ (“Codification”). Future references to U.S. GAAP will be to the Codification number, rather than to literature numbers and titles such as FASB Statements of Financial Accounting Standards numbers and titles. A basic view of the codification is available on the Internet without charge at www.fasb.org where the codification is explained at FASB ASC 105-10, Generally Accepted Accounting Principles. In this Form 10-Q, the Company will disclose a dual presentation of the Codification and the former reference.
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the nine months ended September 30, 2009, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, stock-based compensation, income taxes, defined benefit pension plan and contingencies. Critical accounting policies are discussed regularly, at least quarterly, with the Company’s Audit Committee.
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
Periodically, the Company records revenue arrangements whereby multiple products and/or services are delivered to the customer. Such arrangements have generally included some combination of the following: hardware, web-hosted data processing, purchased application software, networking, consulting and support services. These arrangements comply with FASB ASC 605-985-25-5, Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The Company recognizes revenues under a multiple deliverable arrangement when there are separate deliverables or separate units of accounting. Analysis is performed at the inception of the arrangement and as each product or service is delivered. Revenues are allocated to separate units of accounting when all of the following criteria are met: (1) the delivered item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered item; and (3) if the arrangement includes a general right of return relative to the delivered item, delivery, or performance of the undelivered item is considered probable and substantially in our control. The Company uses the residual method to allocate value to the delivered and undelivered items. Under the residual method, the Company determines the fair value of the undelivered items then subtracts this value from the total arrangement consideration to determine the value attributable to the delivered items. The undelivered items are deferred until those items have been delivered and then are recognized as revenues. If a product or service is not separable, the combined deliverables are accounted for as a single unit of accounting and recognized as revenues when all elements have been delivered.
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
Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350 (SFAS No. 142), Goodwill and Other Intangible Assets. Under FASB ASC 350 (SFAS No. 142), intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2008 and 2007, the Company had no significant intangible assets subject to amortization under FASB ASC 350 (SFAS No. 142). Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
FASB ASC 350 (SFAS No. 142) requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has two reporting units, Furmanite and Xtria for the purpose of testing goodwill impairment, as the operating results of these components are reviewed separately by management and cannot be aggregated. All goodwill of the Company relates to Furmanite, accordingly, impairment of goodwill is tested for that reporting unit. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

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
The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360 (SFAS No. 144), the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.
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
Income Taxes
The Company adopted the provisions of FASB ASC 740-10-65 (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 on January 1, 2007. The adoption of FASB ASC 740-10-65 (FASB Interpretation No. 48) had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.
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
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification TM (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities. The Codification did not change U.S. GAAP. Instead, it took the thousands of individual pronouncements that previously comprise U.S. GAAP and reorganized them into accounting Topics, displaying all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. The adoption of FASB ASC 105-10-05 (SFAS No. 168), did not have a material impact on the Company’s consolidated financial statements but did change the referencing system for accounting standards. In this Form 10-Q, the Company will disclose a dual presentation of Codification and the former reference.
In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FASB ASC 715-20-65 (FAS No. 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FASB ASC 715-20-65 (FAS 132(R)-1) to have a material impact on its consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at September 30, 2009 or December 31, 2008, or for the nine months ended September 30, 2009 or 2008.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $35.0 million at September 30, 2009, a one percent increase in interest rates would increase annual interest expense by approximately $0.4 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Belgium, China, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Norway, Singapore and the United Kingdom. Currencies in the first half of 2008 were relatively unchanged, however, during the latter part of 2008 and into the first quarter of 2009, currencies, primarily in the United Kingdom and Australia, weakened relative to the U.S. dollar. While these foreign currencies have generally strengthened relative to the U.S dollar since the end of the first quarter, reversing a portion of the impact of the aforementioned weakening, it is uncertain whether these trends will continue. These fluctuations resulted in a significant impact on the Company’s U.S. dollar reported revenues in the first three fiscal quarters of 2009 when compared to the same periods of 2008. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the nine months ended September 30, 2009, foreign currency-based revenues and operating income of $113.8 million and $10.2 million, respectively, a one percent fluctuation of all applicable foreign currencies would result in a change in revenues and operating income of $1.1 million and $0.1 million, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2009. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.6 million and $1.9 million at September 30, 2009 and December 31, 2008, respectively.
Furmanite America, Inc., a subsidiary of the Company is involved in disputes with two customers, who are each negotiating with a governmental regulatory agency and claim that the subsidiary failed to provide them with satisfactory services at the customers’ facilities. In April 2009, one of these customers initiated legal action against the subsidiary alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided these customers with adequate and timely information supporting the subsidiary’s work at the customers’ facilities and will vigorously defend against the customers’ claims.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $2.39 million are recorded in accrued expenses as of September 30, 2009 and December 31, 2008.
Item 1A. Risk Factors
During the quarter ended September 30, 2009, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders held on May 28, 2009, the following proposals were submitted to stockholders with the following results:
1.	Election of four directors to serve until their terms expire at the next annual meeting of stockholders:

	Number of Shares	Number of Shares
Nominee	For	Withheld
Michael L. Rose	29,204,322	1,515,642

Sangwoo Ahn	20,385,089	10,334,875

Charles R. Cox	22,108,584	8,611,380

Hans Kessler	22,133,313	8,586,651

There were no broker non-votes on this proposal

2.	Approval of the Amendment and Restatement of the Furmanite Corporation 1994 Stock Incentive Plan:

Number of Shares
For	18,744,491

Against	4,171,832

Abstain	36,844

There were no broker non-votes on this proposal

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

10.1	Loan Agreement, dated July 31, 2009, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

10.2	Guaranty and Collateral Agreement, dated July 31, 2009, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

31.3*	Certification of Principal Accounting Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

32.2*	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

32.3*	Certification of Principal Accounting Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated November 5, 2009.

*	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ MIGUEL A. DESDIN
Miguel A. Desdin
Senior Vice President, Chief Financial Officer

Date: November 5, 2009

/s/ ROBERT S. MUFF
Robert S. Muff
Principal Accounting Officer

Date: November 5, 2009