Form 10-K
period 2009-12-31
FURMANITE CORP
filed 2010-03-12
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2009 was $157,086,052 based on the closing price of the registrant’s common stock, $4.46 per share, reported on the New York Stock Exchange on June 30, 2009.
There were 36,673,852 shares of the registrant common stock outstanding as of March 5, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FURMANITE CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding our future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about itself and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. You are cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

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
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company”) provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair and manufacture, concrete repair, bolting, valve manufacturing, testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Europe, North America, Latin America, the Middle East, Africa and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). The Company also provides services to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers consulting and other support services to various federal government agencies. The combination of Furmanite and Xtria are representative of the operations of the Company.
The Company files annual, quarterly, and other reports and information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. These reports and other information that the Company files with the SEC may be obtained on the SEC website at www.sec.gov.
The Company also makes available free of charge on or through the internet website, www.furmanite.com (select the “Financial Reports” link under the “Investors” pull-down menu), Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website free of charge are copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics and Corporate Governance Guidelines. The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer, principal financial officer and principal accounting officer. A copy of this Annual Report on Form 10-K will be provided free of charge upon written request to Investor Relations at the Company’s address. Information contained on or connected to our website is not incorporated by reference into this Form 10-K and should not be considered part of the Report or any other filing with the SEC.

Business Segment Data and Geographical Information
See Note 12 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Operations
Furmanite’s business is specialized technical services that are provided to an international base of clients. Furmanite operations were founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits. In the 1960s, Furmanite expanded within the United Kingdom, primarily through its leak sealing products and then into providing services. During the 1970s and 1980s, Furmanite grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. The Parent Company acquired Furmanite in 1991 to diversify its operations and pursue international growth opportunities. In 2005, the Company added valve repair and hot-tapping services to its operations as a result of an asset acquisition, and heat treating services were introduced in 2006. In 2007, Furmanite expanded its operating presence into Bahrain and mainland China and in 2008, offices in Canada and West Africa were opened to take advantage of existing customer relationships in the area and launch the full range of service lines to existing customers and other markets.
Products and Services
Furmanite provides on-line (“under pressure”) repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets” below). Other under pressure services provided include hot topping, line stopping, composite repair and valve testing. In addition, the Company provides turnaround services including on-site machining, bolting, valve repair, heat treating and repair on such systems and equipment. These services tend to complement leak sealing and other under pressure services since these turnaround services are usually performed while a plant or piping system is off-line. In addition, Furmanite provides concrete repair, valve and other product manufacturing, and heat exchanger design and repair. Furmanite also performs diagnostic services on valves by, among other methods, utilizing its patented Trevitest system. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2009, 2008 and 2007, under pressure services represented approximately 36%, 32%, and 31%, respectively, of total revenues, while turnaround and valve repair services accounted for approximately 46%, 54%, and 54%, respectively, of total revenue and product sales and other industrial services represented approximately 18%, 14%, and 15%, respectively, of total revenues.
Furmanite’s on-line, leak sealing under pressure services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds approximately 125 trademarks and patents for its techniques, products and materials and continues to develop new and update existing patents, as it considers these efforts to be essential to its operations. The patents, which are registered in jurisdictions around the world, expire at various dates through December 2019. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group and manufacturing group that work with the on-site technicians in crafting these materials, tools and equipment.
The Company also provides consulting and other support services through Xtria to certain federal government agencies. Revenues for Xtria represented approximately 1%, 2% and 3% of the Company’s total revenues for the years ended December 31, 2009, 2008 and 2007, respectively.

Customers and Markets
Furmanite’s customer base includes petroleum refineries, chemical plants, mining operations, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 50 countries. Most of the revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other significant markets include offshore oil producers, mining operations and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements and the worldwide economic climate. No single customer accounted for more than 10% of the Company’s consolidated revenues during any of the past three fiscal years.
Furmanite believes that it is the most recognized brand in its industry. With an over 80-year history, Furmanite’s customer relationships are long-term and worldwide. All customers are served from the worldwide headquarters in Richardson, Texas and the Company has a substantial presence in Europe, including the United Kingdom and Scandinavia, and Asia-Pacific. Furmanite currently operates North American offices in the United States including Saraland, Alabama; Benicia, California; Los Angeles, California; Hobart, Indiana; Geismar, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Pittsburgh, Pennsylvania; Houston, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located in countries on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Nigeria, Norway and Singapore and by licensee and agency arrangements in Argentina, Bolivia, Brazil, Columbia, Dominican Republic, Ecuador, Egypt, India, Indonesia, Italy, Japan, Mexico, Peru, Russia, Thailand, Trinidad, Tunisia, Turkey, and the United Arab Emirates. Revenues by major geographic region for 2009 were 44% for the United States, 43% for Europe and 13% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Furmanite’s leak sealing under pressure and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during any of the years ended December 31, 2009, 2008 or 2007. Furmanite generally competes on the basis of service, product performance and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use the proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
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
Furmanite is subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that environmental costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in environmental costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.3 million and $1.9 million as of December 31, 2009 and 2008, respectively. The decrease in reserves in 2009 resulted from releases obtained on certain properties during the year.
Employees
At December 31, 2009, the Company had 1,737 employees. As of December 31, 2009, approximately 255 employees were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 195 employees in the United Kingdom who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.

Item 1A.	Risk Factors
In evaluating the Company, the factors described below should be carefully considered. The occurrence of one or more of these events could materially and adversely affect the Company’s business, prospects, financial condition, results of operations or cash flows.
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
Operations in foreign jurisdictions accounted for approximately 56% of total revenues for the year ended December 31, 2009. The Company expects foreign operations to continue to be an important part of its business. Foreign operations are subject to a variety of risks, such as:
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
The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. For the year ended December 31, 2009, foreign currency based revenues and operating income were $155.0 million and $11.4 million, respectively. Based on results of operations for the year ended December 31, 2009, the Company estimates that a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $15.5 million and $1.1 million, respectively.
The competitive position of Furmanite depends in part on the ability to protect its intellectual property.
The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds approximately 125 trademarks and patents for its techniques, materials and equipment. These patents are registered around the world and expire at various dates ranging to 2019. Although Furmanite believes it has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.
Furmanite’s products and services are offered in highly competitive markets, which limits the profit margins and the ability to increase market shares.
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
The Company is subject to risks of loss resulting from delinquent payment, nonpayment or nonperformance or other obligations by its customers. If key customers default on their obligations, the financial results of the Company could be adversely affected. Furthermore, some of the Company’s customers may be highly leveraged and subject to their own operating and regulatory risks which may also limit their ability to pay or perform.
Changes in the general economy, including the global financial crisis that began to accelerate in late 2008 and continued through 2009, may negatively impact the Company’s business.
During late 2008 and throughout 2009, a global financial crisis accelerated and has produced a global recession that may last for an indeterminable period of time. While the timing and extent of the crisis cannot be predicted, the Company believes that the risks to its business in this environment has been heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers. Furthermore, it may be more difficult or costly to access or obtain, in the future, working capital or acquisition opportunity financing.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in reduced demand for the Company’s services and products.
The adoption and implementation of any regulations which impose limiting emissions of carbon dioxide and other greenhouse gases from customers for whom the Company provides repair and maintenance services could adversely affect demand for the Company’s products and services. Furthermore, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur in regions where the Company operates, it could have an adverse effect on the Company’s assets and operations.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
The properties owned or utilized by the Company are generally described in Item 1 of this Annual Report on Form 10-K and Note 4 under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Additional information concerning the obligations of the Company for lease and rental commitments is presented under the caption “Commitments and Contingencies” in Note 11 under Item 8 “Financial Statements and Supplementary Data” on the Annual Report on Form 10-K. Such descriptions and information are hereby incorporated by reference into this Item 2.
The Parent Company’s corporate headquarters are located in an office building in Richardson, Texas, pursuant to a lease agreement that expires June 30, 2012 and requires monthly lease payments of approximately $40,000 plus certain operating expenses and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, governmental affairs and accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for five properties located in the United Kingdom and five properties located in the United States, which are company-owned.

Item 3.	Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.3 million and $1.9 million as of December 31, 2009 and 2008, respectively. The decrease in reserves in 2009 resulted from releases obtained on certain properties during the year.
Furmanite America, Inc., a subsidiary of the Company is involved in disputes with two customers, who are each negotiating with a governmental regulatory agency and claim that the subsidiary failed to provide them with satisfactory services at the customers’ facilities. On April 17, 2009, a customer, INEOS USA LLC, initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary, Furmanite America, Inc., and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information supporting the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award has terminated and in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate pending actions, the subsidiary is seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $3.4 million and $2.4 million are recorded in accrued expenses as of December 31, 2009 and 2008, respectively.

Item 4.	Reserved

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On May 18, 2007, the Company’s Common Stock began trading on the NYSE under the symbol FRM. Previously, the Company’s Common Stock traded on the NYSE under the symbol XNR.
The following table sets forth the range of high and low sales prices per share of the Company’s common stock for the periods indicated:

Years Ended December 31,	High	Low
2009:
First Quarter	$6.02	$2.35
Second Quarter	$5.07	$2.99
Third Quarter	$5.00	$3.56
Fourth Quarter	$4.36	$2.91

2008:
First Quarter	$11.80	$8.18
Second Quarter	$9.54	$7.50
Third Quarter	$12.57	$7.40
Fourth Quarter	$10.46	$4.13
At March 5, 2010, there were approximately 2,243 stockholders of record.
The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facilities for the working capital of Furmanite Worldwide, Inc and subsidiaries (“FWI”) contain restrictions on its ability to pay dividends or distributions to the Company, if an event of default exists. At December 31, 2009, the Company was in compliance with all applicable debt covenants under its credit facility.

Item 6.	Selected Financial Data
The following selected financial data (in thousands, except per share amounts) is derived from the Company’s Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statements of Operations Data:
Revenues	$275,940	$320,942	$290,287	$246,388	$153,881
Total costs and expenses	274,406	293,941	269,640	244,488	154,772

Operating income (loss) [1]	1,534	27,001	20,647	1,900	(891)
Interest expense, net of interest and other income	(945)	(1,445)	(2,233)	(1,941)	(380)

Income (loss) before income taxes	589	25,556	18,414	(41)	(1,271)
Income tax expense	(3,419)	(3,688)	(5,919)	(3,391)	(2,995)

Net (loss) income [2]	$(2,830)	$21,868	$12,495	$(3,432)	$(4,266)

Earnings (loss) per share:
Basic	$(0.08)	$0.60	$0.35	$(0.10)	$(0.13)
Diluted	$(0.08)	$0.59	$0.35	$(0.10)	$(0.13)

[1]	Operating income for the year ended December 31, 2009 includes restructuring charges of $1.1 million

[2]	Net loss for the year ended December 31, 2009 includes restructuring charges of $0.9 million

	December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$36,117	$30,793	$31,570	$23,937	$21,526
Working capital	79,611	83,826	76,917	69,226	57,154
Total assets	174,989	173,278	172,053	156,500	136,478
Long-term debt, less current portion	30,139	35,363	43,185	48,721	31,739
Stockholders’ equity	85,330	91,317	78,336	60,605	51,304

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
The Parent Company together with the Company provides specialized technical services, including leak sealing and hot tapping under pressure, on-site machining, heat treatment, heat exchanger repair and manufacture, concrete repair, bolting, valve manufacturing, testing and repair and other engineering products and services, primarily to electric power generating plants, petroleum refineries and other process industries in Europe, North America, Latin America, the Middle East, Africa and Asia-Pacific through Furmanite. The Company also provides consulting and other support services to various federal government agencies through Xtria.
The combination of Furmanite and Xtria are representative of the operations of the Company.
Financial Overview
The Company recorded a net loss for the year ended December 31, 2009 of ($2.8) million, a decrease of $24.7 million, or 112.9% compared to $21.9 million of net income for the year ended December 31, 2008. While the Company experienced favorable conditions in many of its service lines through the first half of 2008, softening demand in the industries in which the Company operates was experienced in late 2008 and continued throughout 2009, resulting in reduced revenues due to deferral or cancellation of projects, primarily in turnaround services. The effects of the lower demand in the marketplace, combined with competitive pricing in the industry and an unfavorable foreign currency impact of $1.0 million for the year ended December 31, 2009 contributed to the unfavorable change compared to the year ended December 31, 2008. In addition, the Company committed to a cost reduction initiative in the fourth quarter of 2009 in order to more favorably align its selling, general and administrative costs with its current level of operations. The costs of this initiative negatively impacted operating income and net income by $1.1 million and $0.9 million, respectively, for the year ended December 31, 2009. The Company’s diluted loss per share for the year ended December 31, 2009 was ($0.08) compared to $0.59 diluted earnings per share for the year ended December 31, 2008.

Results of Operations

	Years Ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Revenues	$275,940	$320,942	$290,287
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	187,269	207,748	187,055
Depreciation and amortization expense	5,995	5,784	4,772
Selling, general and administrative expense	81,142	80,409	77,813

Total costs and expenses	274,406	293,941	269,640

Operating income	1,534	27,001	20,647
Interest income and other income (expense), net	434	260	1,041
Interest expense	(1,379)	(1,705)	(3,274)

Income before income taxes	589	25,556	18,414
Income tax expense	(3,419)	(3,688)	(5,919)

Net (loss) income	$(2,830)	$21,868	$12,495

Earnings (loss) per share:
Basic	$(0.08)	$0.60	$0.35
Diluted	$(0.08)	$0.59	$0.35

Geographical information

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Revenue:
United States	$121,642	$147,045	$128,316
Europe	119,211	141,716	130,724
Asia-Pacific	35,087	32,181	31,247

Total Revenue	275,940	320,942	290,287

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
United States	82,703	97,274	86,313
Europe	84,048	91,525	83,276
Asia-Pacific	20,518	18,949	17,466

Total operating costs (exclusive of depreciation and amoritization)	187,269	207,748	187,055

Depreciation and amortization expense
United States, including corporate	3,278	3,348	2,583
Europe	1,661	1,544	1,495
Asia-Pacific	1,056	892	694

Total depreciation and amortization expense	5,995	5,784	4,772

Selling, general and administrative expense
United States, including corporate	45,838	45,758	44,762
Europe	28,608	27,957	26,962
Asia-Pacific	6,696	6,694	6,089

Total selling general and administrative expense	81,142	80,409	77,813

Total costs and expenses	$274,406	$293,941	$269,640
Geographical areas are the United States, Europe (which also includes operations of the United Kingdom’s subsidiaries in the Middle East and Africa) and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to Europe and Asia-Pacific.
Revenues
For the year ended December 31, 2009, consolidated revenues decreased by $45.0 million, or 14.0%, to $275.9 million, compared to $320.9 million for the year ended December 31, 2008. Changes related to foreign currency exchange rates unfavorably impacted revenues by $16.8 million, of which $15.2 million and $1.6 million were related to unfavorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues decreased by $28.2 million, or 8.8%, for the year ended December 31, 2009 compared to the same period for the prior year. This $28.2 million decrease in revenues consisted of a $25.4 million decrease in the United States and a $7.3 million decrease in Europe, partially offset by a $4.5 million increase in Asia-Pacific. The decrease in revenues in the United States was primarily due to reduced volumes of turnaround services, including heat treating, valve repair services, and bolting of approximately 24% when compared to revenues in the same period for the prior year. The decrease in revenues in Europe was primarily attributable to a decrease in turnaround services of approximately 16%, which included volume decreases in bolting, on-site machining, and valve repairs when compared to revenues in the same period for the prior year. The increase in revenues in Asia-Pacific was primarily attributable to increases in underpressure services in Singapore which included volume increases in hot tapping services. These increases were partially offset by decreases in turnaround services in Australia, primarily volume decreases in on-site machining due to softening in the mining industry in the first half of 2009.
For the year ended December 31, 2008, consolidated revenues increased by $30.6 million, or 10.6%, when compared to the year ended December 31, 2007. Changes related to foreign currency exchange rates unfavorably impacted revenue by $0.8 million, of which $1.8 million was related to an unfavorable impact from Europe, which was partially offset by a $1.0 million favorable impact from Asia-Pacific. Excluding the foreign currency exchange rate impact, revenue increased $31.4 million, or 10.8%, for the year ended December 31, 2008 compared to the same period in 2007. This $31.4 million increase in revenue consisted of an $18.7 million increase from the United States and $12.8 million increase from Europe that was slightly offset by a $0.1 million decrease from Asia-Pacific. A majority of the increase in the United States was due to volume increases in heat treatment services which more than doubled when compared to prior year revenues due to continued expansion of this service line, which was introduced in late 2006. In addition, under pressure services increased approximately 10% over the prior year, primarily related to volume increases in leak sealing services. The revenue growth in the United States in 2008 was mitigated to some extent by a disruption in business related to the shutdown of facilities in the Gulf Coast for nearly a month due to hurricanes in the region. While the extent of the impact cannot be quantified, scheduled and anticipated business was delayed or cancelled as a result of the shutdowns during this period. The increase in Europe was related to the increases in both underpressure and turnaround services which included volume increases in bolting and onsite machining of approximately 30% when compared to prior year revenues, as well as volume increases due to the expansion of the Company’s heat treatment services which were introduced in Europe in early 2008. Revenues in Asia-Pacific remained relatively flat across product lines but decreased slightly due to the completion of some larger contracts in 2007 which did not recur in 2008.
Operating Costs (exclusive of depreciation and amortization)
For the year ended December 31, 2009, operating costs decreased $20.4 million, or 9.8%, to $187.3 million, compared to $207.7 million for the year ended December 31, 2008. The change related to foreign currency exchange rates favorably impacted costs by $10.2 million, of which $9.2 million and $1.0 million were related to favorable impacts from Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs decreased $10.2 million, or 4.9%, for the year ended December 31, 2009, compared to the same period for the prior year. This $10.2 million decrease in operating costs consisted of a $14.5 million decrease in the United States, partially offset by a $1.7 million increase in Europe and a $2.6 million increase in Asia-Pacific. The decrease in operating costs in the United States was attributable to lower salaries and related benefit costs of approximately 15% when compared to the same period for the prior year, consistent with the decrease in revenue. In addition, other costs including equipment rental, vehicle costs, supplies and materials and travel costs decreased by approximately 8% as a result of the decline in revenues. The increase in Europe was due to increased labor and material costs, as well as costs associated with the expansion of operations in the Middle East and Africa. The increase in operating costs in Asia-Pacific was attributable to an increase in labor and equipment costs associated with the increased activities in the region, especially in Singapore.
For the year ended December 31, 2008, operating costs increased $20.7 million, or 11.0%, when compared to the year ended December 30, 2007. The change related to foreign currency exchange rates favorably impacted operating costs by $0.1 million, of which $0.7 million was related to a favorable impact from Europe which was partially offset by a $0.6 million unfavorable impact from Asia-Pacific. Excluding the foreign currency exchange rate impact, operating costs increased $20.8 million, or 11.1%, for the year ended December 31, 2008 compared to the same period in 2007. This $20.8 million increase in operating costs consisted of an $11.0 million increase in the United States, an $8.9 million increase in Europe and $0.9 million increase for Asia-Pacific. Over half of the increase in the United States was due to a 13% increase in labor and benefit costs, directly correlating with the increase in revenues. Additionally, other costs including travel costs, supplies and materials, equipment rental, equipment repairs and maintenance and vehicle costs increased 6%, when compared to prior year costs, in support of the increase in revenues. The increase in Europe was primarily due to an 18% increase in labor and benefit costs, when compared to prior year costs, and to a lesser extent increases in travel costs, equipment repairs and maintenance associated with the increase in revenue. The increase in Asia Pacific was primarily due to increases in labor and benefit costs, which increased approximately 13% when compared to prior year costs, associated with expansion into the region.
Operating costs as a percentage of revenue were 67.9% and 64.7% for the year ended December 31, 2009 and 2008, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2009 compared to the same period for the prior year as the result of an unfavorable change in service mix, lower absorption of fixed costs due to the decrease in revenues, a lower utilization rate of labor and more competitive pricing in the market during the current year. Lower labor utilization rates were attributable to a combination of the decreased industrial activity and the Company’s decision to retain qualified, experienced technical personnel in order to maintain the necessary expertise and capacity to meet customer needs currently and as market conditions improve.

Operating costs as a percentage of revenue for the years ended December 31, 2008 and 2007 were consistent at 64.7% and 64.4%, respectively.
Depreciation and Amortization Expense
For the year ended December 31, 2009, depreciation and amortization expense increased $0.2 million, or 3.6%, when compared to the same periods for the prior year. The change related to foreign currency exchange rates favorably impacted depreciation and amortization expense by $0.3 million for the year ended December 31, 2009. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the year ended December 31, 2009 was slightly higher than the same period for the prior year, based on capital expenditures of approximately $6.5 million over the twelve-month period ended December 31, 2009.
For the year ended December 31, 2008, depreciation and amortization expense increased $1.0 million, or 21.2%, when compared to the year ended December 31, 2007. This increase was primarily due to the depreciation and amortization related to the $8.1 million of depreciable capital assets placed in service in 2007 and to a lesser degree the $8.1 million of capital assets placed in service during the year ended December 31, 2008 associated with the expansions into new markets and new service lines, as well as additional capital on existing service lines and upgrades to the Company’s global financial data system.
Selling, General and Administrative Expense
For the year ended December 31, 2009, selling, general and administrative expenses increased slightly by $0.7 million, or 0.9%, to $81.1 million compared to $80.4 million for the year ended December 31, 2008. The change related to foreign currency exchange rates favorably impacted costs by $3.5 million, of which $3.0 million and $0.5 million were related to favorable impacts in Europe and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses increased $4.2 million, or 5.2%, for the year ended December 31, 2009, compared to the same period for the prior year. This $4.2 million increase in selling, general and administrative costs consisted of a $0.1 million increase in the United States, a $3.7 million increase in Europe and a $0.4 million increase in Asia-Pacific. The United States increase in selling, general and administrative expenses primarily consisted of an increase in salaries and related benefit costs of approximately 7% when compared to 2008 due to additional sales force and associated benefit costs added in late 2008 and early 2009. This increase was substantially offset by decreases in other costs, which included decreases in travel costs and professional fees. The increase in Europe was primarily attributable to expanded activities in the Middle East and Africa as well as an increase in salaries and related benefits costs also related to an increase in sales force. The increase in Asia-Pacific was attributable to general cost increases associated with the increase in revenue level.
The Company’s increase in sales force began in the second half of 2008 and carried forward into early 2009 in an effort to maintain or increase revenues and market share while facing a downturned economy. Results of this increase, specifically in the United States and Europe, did not have the expected outcome and this, combined with the continued unfavorable impact on the Company’s operations as a result of the economic downturn, resulted in the Company’s decision to undertake a cost reduction initiative in late 2009 to realign selling, general and administrative costs with its current level of operations. The ongoing initiative will initially result in additional severance and consolidation costs, but will reduce ongoing expense levels. As a result of the initiative, restructuring costs were incurred during the fourth quarter and will extend through 2010 with a majority of the costs expected to be recognized by the first quarter of 2010. Restructuring costs incurred in 2009 totaled $1.1 million of which $0.4 million and $0.7 million were incurred in the United States and Europe, respectively, with only minimal restructuring costs incurred in Asia-Pacific. The costs incurred in 2009 were primarily related to severance and related costs of $0.9 million, lease termination costs of $22.0 thousand and other restructuring costs of $0.2 million. Restructuring costs in 2010 are expected to total approximately $2.3 million of which $1.2 million are expected for severance and related costs, $0.6 million for lease termination costs and $0.5 million for other restructuring costs. Of these estimated costs, $0.3 million are expected in the United States and $2.0 million are expected in Europe.
For the year ended December 31, 2008, selling, general and administrative expenses increased $2.6 million, or 3.3%, when compared to the year ended December 31, 2007. The change related to foreign currency exchange rates favorably impacted costs by $0.1 million, of which $0.2 million related to a favorable impact from Europe which was partially offset by a $0.1 million unfavorable impact in Asia-Pacific. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses increased $2.7 million, or 3.5%, for the year ended December 31, 2008 compared to the same period in 2007. In the United States, Europe and Asia-Pacific, selling, general and administrative costs increased by $1.0 million, $1.2 million and $0.5 million, respectively. In the United States the increase in selling, general and administrative expenses was due to a 32% increase in sales labor and benefit costs when compared to 2007. This increase, coupled with increases in vehicle costs and rent expense, supported the increase in revenue. There were also slight increases in bad debt expense as a result of the global economic conditions. The increase in Europe also represented increased sales labor and benefit costs of approximately 36% when compared with 2007. These increases were incurred in support of the increased revenues as well anticipated future growth within the locations. The increase in Asia-Pacific was associated with a 5% increase in sales and administrative labor and benefit costs, when compared with 2007, as well as additional rent expense due to expansion into the region.
Interest Expense
For the year ended December 31, 2009, consolidated interest expense decreased by $0.3 million when compared to the same period for the prior year. The decrease in interest expense for the year ended December 31, 2009 was due to a decrease in average outstanding debt and interest rates for the year ended December 31, 2009 compared to the year ended December 31, 2008.
For the year ended December 31, 2008, consolidated interest expense decreased by $1.6 million, or 47.9%, when compared to the year ended December 31, 2007. The decrease in interest expense is due to the conversion and payoff of the Company’s 8.75% subordinated debentures which matured January 2008, as well as a decrease in outstanding debt and in interest rates from December 31, 2007 to December 31, 2008. During 2008, payments on debt totaled $8.0 million. During 2007, $3.0 million of the debentures were converted into 562,628 shares of the Company’s common stock and $1.9 million of the debentures were converted into 358,344 shares of the Company’s common stock during the first half of January 2008. The remaining $0.2 million of subordinated debentures matured and were paid in full in January 2008.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” 740) Income Taxes. As a result, substantially all net deferred tax assets attributable to U.S. federal income taxes, as well as certain state and foreign income taxes, recorded for the years ended December 31, 2009, 2008 and 2007 were fully reserved. The income tax expense recorded for the years ended December 31, 2009, 2008 and 2007 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
Income tax expense as a percentage of income before taxes increased to 580.5% for the year ended December 31, 2009 from 14.4% for the year ended December 31, 2008. Income tax expense as a percentage of income before taxes decreased to 14.4% for the year ended December 31, 2008 from 32.1% for the year ended December 31, 2007. The change in the rates is related to changes in the mix of taxable income, between countries whose taxes are offset by full valuation allowances and those that are not. The income generated in certain foreign countries is taxable in 2009, while losses in the U.S. and certain other foreign countries is not tax effected. This, along with the low level of pre-tax income, resulted in an extremely high effective tax rate in 2009.
The most significant factor impacting the variability in tax rates relates to foreign currency transaction gains and losses. For the year ended December 31, 2009, the Company’s United Kingdom subsidiary recognized approximately $3.5 million of foreign currency transaction gains compared to approximately $7.4 million in foreign currency transaction losses for the year ended December 31, 2008, primarily related to U.S. dollar denominated notes outstanding under the Company’s previous credit agreement. During these same periods, U.S.-based subsidiaries of the Company recognized foreign currency transaction losses in 2009 and gains in 2008 substantially offsetting the impact of the currency transaction gains and losses in the United Kingdom, however income tax expenses and benefits in the United Kingdom related to these gains and losses were not offset as the U.S. transaction gains and losses had no tax effect due to the aforementioned valuation allowance on the Company’s U.S. federal taxes.
As noted in the following Liquidity and Capital Resources discussion, the Company terminated its previous credit agreement and replaced it with a new credit agreement in 2009. The Company eliminated the foreign currency translation exposure which was inherent in the previous credit facility through the structuring of the new credit facility, and as a result has significantly reduced its foreign currency exposure, as well as any related income tax impacts.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $17.9 million for the year ended December 31, 2009 compared to $16.5 million for the year ended December 31, 2008. The increase of $1.4 million in net cash provided by operating activities was primarily due to changes in working capital accounts of $26.9 million partially offset by a decrease in net income of $24.7 million, when compared to the year ended December 31, 2008. The changes in operating assets and liabilities were primarily driven by accounts receivable changes that increased cash flows by $13.6 million for the year ended December 31, 2009 compared to a decrease of approximately $5.9 million for the year ended December 31, 2008. This change was a result of the decrease in revenues in the current year compared to the year ended December 31, 2008, combined with improved collection efforts on accounts receivable. In addition, income taxes payable increased cash flow by $2.2 million for the year ended December 31, 2009 compared to an decrease of $3.9 million for the year ended December 31, 2008. This change was due to timing of estimated payments made on current year tax liabilities combined with refunds received in the current year on prior year overpayments, primarily in the United Kingdom.
Net cash used in investing activities was $7.0 million for the year ended December 31, 2009 compared to $7.9 million for the year ended December 31, 2008. The change was a result of lower levels of capital expenditures in the current year verses prior year levels. Expenditures totaled $6.5 million and $8.0 million for the years ended December 31, 2009 and 2008, respectively. In addition, $0.9 million of payments were made in the current year related to the acquisition of assets and $0.4 million of proceeds were received from the sale of property and equipment in the ordinary course of business.
Consolidated capital expenditures for the calendar year 2010 have been budgeted at $9.0 to $11.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2010 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $5.9 million for the year ended December 31, 2009 compared to $7.7 million for the year ended December 31, 2008. The decrease in cash used for financing activities resulted from net principal payments made on the Company’s credit facility totaling $5.0 million and debt issuance cost payments on a new credit facility of $0.6 million in the year ended December 31, 2009, compared to $7.5 million of principal payments made on its credit facility and $0.1 million of payments made related to the final conversions of the Company’s convertible subordinated debentures in the year ended December 31, 2008. The Company entered into a new credit facility in 2009 (described in more detail below), receiving borrowings of $35.0 million from the new facility, and paid its remaining outstanding principal balance of $35.1 million upon the termination of the previous credit facility.

During the latter part of 2008 and throughout 2009, a global financial crisis has continued and has resulted in a global recession, the duration of which is indeterminable. The ultimate timing and extent of the crisis cannot be predicted, and as such, the Company believes that the risks to its business in this environment remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could continue to negatively affect the Company’s business, operating results, cash flows, or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts and financial instability of suppliers and insurers.
In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement, dated August 11, 2002, with the Bank of Scotland (the “previous loan agreement”). Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the original Loan Agreement from $25.0 million to $50.0 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain related transaction costs by borrowing an additional $15.6 million under the $50.0 million revolving bank facility (the “$50.0 million facility”). At December 31, 2008, $27.6 million was outstanding under the $50.0 million facility which consisted of amounts borrowed by the Company for working capital needs. Borrowings under the $50.0 million facility bore interest at variable rates (based on either the LIBOR rate or prime rate, at the option of the borrower) which were 3.5% at December 31, 2008.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provided for working capital. The proceeds were used to repay earlier borrowings outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2008, there was $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bore interest at variable rates (based on either the LIBOR rate or prime rate, at the option of the borrower) which were 2.7% at December 31, 2008.
The previous loan agreement contained certain financial and operational covenants and was without recourse to the Parent Company. Total outstanding borrowings under the previous loan agreement were $35.1 million at December 31, 2008.
On August 4, 2009, FWI and certain foreign subsidiaries (the “designated borrowers”) of FWI entered into a new credit agreement dated July 31, 2009 with Bank of America, N.A. (the “existing credit agreement”). The existing credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the existing credit agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the existing credit agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the existing credit agreement may not exceed $35.0 million in the aggregate to the designated borrowers.
The proceeds from the initial borrowing on the existing credit agreement were $35.0 million and were used to repay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the existing credit agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At December 31, 2009, $30.0 million was outstanding under the existing credit agreement. Borrowings under the existing credit agreement bear interest at the option of the borrower at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the existing credit agreement)) which were 2.5% at December 31, 2009. The existing credit agreement contains a commitment fee which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at December 31, 2009, based on the unused portion of the amount available under the existing credit agreement. All obligations under the existing credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $118.5 million of current assets and property and equipment as of December 31, 2009) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the existing credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At December 31, 2009, FWI was in compliance with all covenants under the existing credit agreement.
Considering the outstanding borrowings of $30.0 million, and $3.5 million related to outstanding letters of credit, the unused borrowing capacity under the existing credit agreement was $16.5 million at December 31, 2009, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment of $0.2 million was made at that time.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At December 31, 2009 and December 31, 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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

Contractual Obligations
The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2009 in total and by period due beginning in 2010. The operating leases contain renewal options by the Company that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

		Less Than 1			More than
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Debt:
Borrowings under existing revolving credit facility	$30,000	$—	$—	$30,000	$—
Capital leases	313	174	111	28	—

Debt subtotal	30,313	174	111	30,028	—
Interest on debt	3,012	759	1,503	750	—

Total debt and interest	33,325	933	1,614	30,778	—

Other contractual commitments:
Operating leases	24,149	7,473	9,929	3,514	3,233
Pension plan contributions	11,350	1,135	2,270	2,270	5,675
Purchase obligations	10,000	500	4,000	5,500	—
Other obligations[1]	690	690	—	—	—

Total other contractual commitments	46,189	9,798	16,199	11,284	8,908

Total	$79,514	$10,731	$17,813	$42,062	$8,908

[1]	Accrued restructuring costs
Interest on debt is calculated based on outstanding balances, using interest rates in effect at December 31, 2009. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $1.2 million.
In accordance with FASB ASC 740-10-65 (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, income tax liabilities are not included in the above contractual obligations. At December 31, 2009, the Company’s gross liability for uncertainty in income taxes under FASB ASC 740-10-65 was $1.0 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its FASB ASC 740-10-65 liability. However, should the entire FASB ASC 740-10-65 liability be paid, the amount of the payment may be partially reduced as a result of offsetting benefits in other tax jurisdictions. See Note 10 of “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K for additional information regarding FASB ASC
740-10-65.
Critical Accounting Policies and Estimates
Accounting principles generally accepted in the United States of America (“U.S. GAAP”) promulgated by FASB, its predecessors, and others as of June 30, 2009, as well as future authoritative accounting principles, are set forth in the FASB Accounting Standards Codification (“Codification”). Future references to U.S. GAAP will be to the Codification number, rather than to literature numbers and titles such as FASB Statements of Financial Accounting Standards numbers and titles. A basic overview of the codification is available on the Internet without charge at www.fasb.org where the codification is explained at FASB ASC 105-10, Generally Accepted Accounting Principles.
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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred except for restructuring accrual for the year ended December 31, 2009, include revenue recognition, allowance for doubtful accounts, goodwill, intangible assets and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan and contingencies. Critical accounting policies are discussed by management regularly, at least quarterly, with the Company’s Audit Committee.
Revenue Recognition
Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the three years ended December 31, 2009, 2008 or 2007.
Revenues under long-term service contracts, generally greater than six months, are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process-related and has no other material deliverables. The Company recognizes revenues on a straight-line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. Revenues for the years ended December 31, 2009, 2008, and 2007 using the proportional method were not significant. The Company records revenues net of sales tax.
Allowance for Doubtful Accounts
Credit is extended to customers based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts accounts receivable as doubtful based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes off accounts receivable when they become uncollectible. Any payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350 Statement of Financial Accounting Standards (“SFAS”) (SFAS No. 142), Goodwill and Other Intangible Assets. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2009 and 2008, the Company had no significant intangible assets subject to amortization under FASB ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually (in the fourth quarter of each calendar year), or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
FASB ASC 350 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has two reporting units, Furmanite and Xtria for the purpose of testing goodwill impairment, as the operating results of these components are reviewed separately by management and cannot be aggregated. All goodwill of the Company relates to Furmanite, accordingly, impairment of goodwill is tested for that reporting unit. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses market capitalization as the basis for its measurement of fair value, and reconciles the aggregate fair values of its reporting units to the enterprise market capitalization. Management considers this approach the most meaningful measure as substantially all of the Company’s fair value is attributable to the Furmanite reporting unit and the quoted market price provides the best evidence of fair value. In performing the reconciliation, the Company uses the stock price on December 31 of each year as the valuation date. On December 31, 2009, Furmanite’s fair value substantially exceeded its carrying value.
Based on valuations and market approach analysis performed by the Company at December 31, 2009, 2008 and 2007, no impairment was indicated. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided and the potential impact of the uncertain global economic condition. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company. At each of December 31, 2009 and 2008, $2.1 million, of indefinite-lived intangible assets (primarily tradenames) were included in other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $1.3 million and $0.3 million were also included in other assets at December 31, 2009 and 2008 with accumulated amortization of $0.3 million and $0.2 million, respectively. Amortization expense for finite-lived intangible assets totaled $0.1 million and $23 thousand for the years ended December 31, 2009 and 2008, respectively.
As of December 31, 2009, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

2009
Fiscal Year:
2010	$195
2011	194
2012	194
2013	194
2014	119
Thereafter	122

Total	$1,018

The weighted average amortization period for intangible assets subject to amortization is approximately 5.7 years.
The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360 (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of long-lived assets was recorded during 2009, 2008, or 2007.

Stock-Based Compensation
All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying, any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
Income Taxes
The Company adopted the provisions of FASB ASC 740-10-65, (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FASB ASC 740-10-65 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for any of the years ended December 31, 2009, 2008 or 2007. Unrecognized tax benefits at December 31, 2009 and 2008 were $1.0 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheet and would impact the effective foreign tax rate if recognized.
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2009 and 2008, the Company’s valuation allowance was $20.7 million and $17.6 million, respectively. The net deferred tax assets in 2009 and 2008 relate to foreign and certain state tax items.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2006 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in years prior to 2006 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2004.
Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.7%. These rates are renewed annually and adjusted to reflect current conditions. Based on this information the discount rate for 2010 is 5.7%. These rates are determined based on reference to yields. The compensation increase rate of 4.0% per year is based on historical experience. The expected return on plan assets of 6.8% for 2010 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense. The effect of a 0.5% increase in the discount rate would result in a $0.4 million decrease on the 2010 estimated pension expense while a 0.5% decrease in the discount rate would result in a $0.5 million increase on the 2010 estimated pension expense. An increase of 0.5% in the discount rate would result in a $4.7 million decrease on the projected benefit obligation at December 31, 2009 while a decrease of 0.5% in the discount rate would result in a $5.2 million increase on the projected benefit obligation at December 31, 2009.
Contingencies
Environmental
Liabilities are recorded when site restoration or environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are recognized when such recoveries become certain.
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
Restructuring Accrual
On December 29, 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and consolidation of certain functions. The Company has taken these specific actions in order to more favorably align its selling, general and administrative costs with its current level of operations. The Company expects to complete these cost reduction actions during 2010, with the majority of expense recognized in the first quarter of 2010.
In connection with this plan, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations.” Under FASB ASC 420-10, costs associated with restructuring activities are generally recognized when they are incurred. In the case of leases, the expense is estimated and accrued when the property is vacated. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under FASB ASC 712-10, “Nonretirement Postemployment Benefits.” A liability for post-employment benefits is generally recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.
New Accounting Pronouncements
In June 2009, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities. The Codification did not change U.S. GAAP. Instead, it took the thousands of individual pronouncements that previously comprised U.S. GAAP and reorganized them into accounting Topics, displaying all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. The adoption of FASB ASC 105-10-05 (SFAS No. 168), did not have a material impact on the Company’s consolidated financial statements but did change the referencing system for accounting standards.
In December 2008, the FASB issued FASB Staff Position (“FSP”) FASB ASC 715-20-65 (FAS No. 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The adoption of FASB ASC 715-20-65 (FAS 132(R)-1), did not have a material impact on the Company’s consolidated financial statements.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 09-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 09-13”). ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25, Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU 09-13 to have a material impact on its consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at December 31, 2009, or for any of the years ended December 31, 2009, 2008 or 2007.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at December 31, 2009, a ten percent increase in interest rates would increase annual interest expense by approximately $3.0 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore and the United Kingdom. During the latter part of 2008 and into the first quarter of 2009, currencies, primarily in the United Kingdom and Australia, weakened relative to the U.S. dollar. These impacts reversed to some extent later in 2009, however overall volatility in currency exchange rates has increased in recent periods. The fluctuations have resulted in a significant unfavorable impact on the Company’s U.S. dollar reported revenues for the year ended December 31, 2009 when compared to the year ended December 31, 2008. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on annual 2009 foreign currency-based revenues and operating income of $155.0 million and $11.4 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $15.5 million and $1.1 million, respectively.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data of the Company begin on page F-3 of this report. Such information is hereby incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9a. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15a-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15a-15(e) of the Exchange Act), as of the end of the period covered by the Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.
Grant Thornton LLP, as independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report included herein.
Changes in Internal Controls Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9b. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item 13 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

Beginning
Page
(a) Financial Statements and Schedules

(1) Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm Regarding Internal Control over Financial Reporting	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-4

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8

(2) Schedules:

None
Schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

(b) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1	Asset Purchase Agreement, dated December 31, 2005, among Flowserve US Inc., IPSCO (UK) Limited, Flowserve Repair & Services B.V., Flowserve Management Company, Flowserve Belgium N.V., Furmanite US GSG LLC, Furmanite GSG Limited, Furmanite GSG BVBA, Furmanite Worldwide, Inc. and Furmanite GSG B.V., incorporated by reference herein to Exhibit 2.1 to the Registrant’s Form 8-K filed on January 6, 2006.

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.8 to the Registrant’s 10-K for the year then ended December 31, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Rights Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/8 filed on April 18, 2008).

10.1*	Amended and Restated Change in Control Agreement effective January 1, 2009, filed as Exhibit 10.1 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 2008, which exhibit is hereby incorporated by reference.

10.2*	Amended and Restated Change in Control Agreement effective January 1, 2009, filed as Exhibit 10.2 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 2008, which exhibit is hereby incorporated by reference.

10.3*	Amended and Restated Change in Control Agreement effective January 1, 2009, filed as Exhibit 10.3 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 2008, which exhibit is hereby incorporated by reference.

10.6*	Furmanite Corporation (formerly Xanser Corporation and formerly Kaneb Services, Inc.) Savings Investment Plan, as amended, filed as Exhibit 4.10 of the exhibits to the Registrant’s Registration Statement on Form S-8 (“Form S-8”) (S.E.C. File No. 033-41295) as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14067), and as Exhibit 4.9 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-83968), which exhibits are hereby incorporated by reference.

10.7*	Furmanite Corporation (formerly Xanser Corporation and formerly Kaneb Services, Inc.) 1994 Stock Incentive Plan as Amended, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, and as Exhibit 10.1 to the exhibits of the Registrant’s Form 10-Q for the period ended June 30, 2003, which exhibits are hereby incorporated by reference.

10.8*	Furmanite Corporation 1994 Stock Incentive Plan as amended and restated March 4, 2009, as Appendix A to Schedule 14A filed on April 7, 2009, and as Exhibit 99.1 to the exhibits of the Registrant’s Form S-8 filed on June 1, 2009, which Appendix A and exhibits are hereby incorporated by reference.

10.9*	Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit 4.12 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 033-58981), which exhibit is hereby incorporated by reference.

10.10*	Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.6 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.11*	Kaneb Services, Inc. 1996 Directors Stock Incentive Plan, as amended, filed as Exhibit 4.6 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14071) and as Exhibit 4.1 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-22109), and as supplemented, filed as Exhibit 4.2 to the Exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-60195), which exhibits are hereby incorporated by reference.

10.12*	Kaneb Services, Inc. 1994 Stock Option Agreements, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-34496), which exhibits are hereby incorporated by reference.

10.13	Form of Indemnification Agreement filed as Exhibit 10.12 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 2008, which exhibit is hereby incorporated by reference.

10.14	Credit Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Compass Bank as Syndication Agent and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

10.15	Guaranty and Collateral Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of Bank of America, N.A. as Administrative Agent incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

21.1 ±	List of subsidiaries of the Registrant.

23.1 ±	Consent of Grant Thornton LLP.

31.1 ±	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2010.

31.2 ±	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2010

32.1 ±	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002,

dated as of March 12, 2010.

32.2 ±	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 12, 2010.

*	Denotes management contracts.

±	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited Furmanite Corporation (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furmanite Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Furmanite Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Furmanite Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furmanite Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited the accompanying consolidated balance sheets of Furmanite Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furmanite Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furmanite Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2010 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 12, 2010

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$36,117	$30,793
Accounts receivable, trade (net of allowance for doubtful accounts of $1,617 and $ 4,627 as of December 31, 2009 and 2008, respectively)	52,021	64,879
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories	26,827	24,868
Prepaid expenses and other current assets	7,642	5,744

Total current assets	124,050	127,727
Property and equipment	66,909	58,119
Less accumulated depreciation and amortization	(36,741)	(28,841)

Property and equipment, net	30,168	29,278
Goodwill	13,148	13,148
Deferred tax assets	3,707	948
Intangible and other assets	3,916	2,177

Total assets	$174,989	$173,278

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$174	$336
Accounts payable	17,077	17,990
Accrued expenses and other current liabilities	25,599	25,086
Income taxes payable	1,589	489

Total current liabilities	44,439	43,901
Long-term debt, non-current	30,139	35,363
Net pension liability	12,358	661
Other liabilities	2,723	2,036

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,682,815 and 40,612,815 shares issued as of December 31, 2009 and 2008, respectively	4,723	4,715
Additional paid-in capital	132,106	131,418
Accumulated deficit	(21,859)	(19,029)
Accumulated other comprehensive loss	(11,627)	(7,774)
Treasury stock, at cost (4,008,963 shares as of December 31, 2009 and 2008)	(18,013)	(18,013)

Total stockholders’ equity	85,330	91,317

Total liabilities and stockholders’ equity	$174,989	$173,278

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues	$275,940	$320,942	$290,287
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	187,269	207,748	187,055
Depreciation and amortization expense	5,995	5,784	4,772
Selling, general and administrative expense	81,142	80,409	77,813

Total costs and expenses	274,406	293,941	269,640

Operating income	1,534	27,001	20,647
Interest income and other income (expense), net	434	260	1,041
Interest expense	(1,379)	(1,705)	(3,274)

Income before income taxes	589	25,556	18,414
Income tax expense	(3,419)	(3,688)	(5,919)

Net (loss) income	$(2,830)	$21,868	$12,495

Earnings (loss) per common share:
Basic	$(0.08)	$0.60	$0.35
Diluted	$(0.08)	$0.59	$0.35

Weighted-average number of common and common equivalent shares used in computing net (loss) income per common share:
Basic	36,632	36,426	35,514
Diluted	36,632	36,951	36,052
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2007	39,258,025	4,076,963	$4,558	$124,884	$(53,438)	$2,921	$(18,320)	$60,605
Net income	—	—	—	—	12,495	—	—	12,495
Stock-based compensation and stock option exercises	139,139	(28,000)	15	589	—	—	126	730
Conversion of convertible debentures to common stock	562,628	—	70	2,890	—	—	—	2,960
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(1,247)	—	(1,247)
Foreign currency translation adjustment	—	—	—	—	—	2,793	—	2,793

Balances at December 31, 2007	39,959,792	4,048,963	4,643	128,363	(40,943)	4,467	(18,194)	78,336

Net income	—	—	—	—	21,868	—	—	21,868
Stock-based compensation and stock option exercises	294,679	(40,000)	29	1,214	—	—	181	1,424
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(986)	—	(986)
Adjustment for FASB ASC 715 (FASB Statement No. 158 ) measurement date change, net of tax	—	—	—	—	46	(10)	—	36
Foreign currency translation adjustment	—	—	—	—	—	(11,245)	—	(11,245)

Balances at December 31, 2008	40,612,815	4,008,963	4,715	131,418	(19,029)	(7,774)	(18,013)	91,317

Net loss	—	—	—	—	(2,830)	—	—	(2,830)
Stock-based compensation and stock option exercises	70,000	—	8	688	—	—	—	696
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(8,918)	—	(8,918)
Foreign currency translation adjustment	—	—	—	—	—	5,065	—	5,065

Balances at December 31, 2009	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Operating activities:
Net (loss) income	$(2,830)	$21,868	$12,495
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,995	5,807	4,772
Provision for doubtful accounts	498	909	917
Stock-based compensation expense	571	497	218
Deferred income taxes	(227)	381	79
Other, net	(313)	(279)	—
Changes in operating assets and liabilities:
Accounts receivable	13,652	(5,910)	(3,941)
Inventories	(685)	(1,638)	(2,802)
Prepaid expenses and other current assets	(735)	(533)	(570)
Accounts payable	(902)	1,073	1,120
Accrued expenses and other current liabilities	320	(1,640)	3,916
Income taxes payable	2,187	(3,899)	961
Other, net	426	(117)	(511)

Net cash provided by operating activities	17,957	16,519	16,654

Investing activities:
Capital expenditures	(6,541)	(8,014)	(8,097)
Acquisition of assets	(900)	—	—
Proceeds from sale of assets	447	144	—

Net cash used in investing activities	(6,994)	(7,870)	(8,097)

Financing activities:
Payments on debt	(40,435)	(8,015)	(713)
Proceeds from issuance of debt	35,049	—	—
Debt issuance costs	(658)	—	—
Issuance of common stock	125	438	512
Payments on 8.75% convertible subordinated debentures	—	(155)	—
Bank overdrafts	—	—	(1,553)

Net cash used in financing activities	(5,919)	(7,732)	(1,754)
Effect of exchange rate changes on cash	280	(1,694)	830

Increase (decrease) in cash and cash equivalents	5,324	(777)	7,633
Cash and cash equivalents at beginning of year	30,793	31,570	23,937

Cash and cash equivalents at end of year	$36,117	$30,793	$31,570

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock	$—	$1,884	$2,960
Settlement of accrued bonuses in common stock	$—	$488	$—

Supplemental cash flow information:
Cash paid for interest	$1,400	$1,883	$3,202
Cash paid for income taxes, net of refunds received	$846	$4,837	$5,416
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Net (loss) income	$(2,830)	$21,868	$12,495
Other comprehensive (loss) income:
Change in pension net actuarial loss and prior service credit, net of tax	(8,918)	(986)	(1,247)
Foreign currency translation adjustments	5,065	(11,245)	2,793

Total other comprehensive (loss) income	(3,853)	(12,231)	1,546

Comprehensive (loss) income	$(6,683)	$9,637	$14,041

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
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
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company”) provides specialized technical services, including under pressure services such as leak sealing, hot tapping, line stopping, composite repair and valve testing. In addition, the Company provides turnaround services including on-site machining, heat treatment, bolting, and valve repair, and other services including heat exchanger design and repair, concrete repair and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries and other process industries in Europe, North America, Latin America, the Middle East, Africa and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”). Furmanite currently operates North American offices in the United States including Saraland, Alabama; Benicia, California; Los Angeles, California; Hobart, Indiana; Geismar, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Pittsburgh, Pennsylvania; Houston, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore and the United Kingdom and by licensee and agency arrangements in Argentina, Bolivia, Brazil, Columbia, Dominican Republic, Ecuador, Egypt, India, Indonesia, Italy, Japan, Mexico, Peru, Russia, Thailand, Trinidad, Tunisia, Turkey and the United Arab Emirates. The Company also provides services to the government contracting industry through Xtria LLC (“Xtria”). Xtria offers consulting and other support services to various federal government agencies. The combination of Furmanite and Xtria are representative of the operations of the Company.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each stockholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At December 31, 2009 and 2008, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation.
Cash and Cash Equivalents
Cash is generally invested in highly liquid investments with original maturities of three months or less. Accordingly, uninvested cash balances are kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has cash balances on deposit with two banks at December 31, 2009 that exceeded the balance insured by the FDIC in the amount of $16.6 million. The Company has not experienced any losses on these investments. Cash in foreign bank accounts at December 31, 2009 and 2008 was $12.4 million and $9.8 million, respectively.
Accounts Receivable
The majority of accounts receivable are due from companies with petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-processing facilities. Unbilled amounts included in accounts receivable related to governmental contracts totaled $0.3 million and $1.7 million at December 31, 2009 and 2008, respectively. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts for doubtful accounts receivable based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes-off accounts receivable when they become uncollectible. Any payments subsequently received on such receivables are credited to the allowance in the period the payment is received.
Changes in the allowance for doubtful accounts receivable for the years ended December 31, are as follows (in thousands):

	2009	2008	2007
Allowance for doubtful accounts receivable at beginning of year	$4,627	$4,011	$3,341
Provisions for doubtful accounts	498	909	917
Currency adjustments	46	(91)	55
Write-offs, net of recoveries	(3,554)	(202)	(302)

Allowance for doubtful accounts receivable at end of year	$1,617	$4,627	$4,011

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
Property and Equipment
Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed in the period in which they are incurred. Depreciation of property and equipment is provided on a straight-line basis at rates based upon the expected useful lives of the various classes of assets. The expected useful lives of property and equipment are as follows: buildings — forty years, machinery and equipment — five to ten years, furniture and fixtures — three to five years, vehicles — four to five years and other property and equipment — two to five years.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC 360, Statement of Financial Accounting Standards (“SFAS”) (SFAS No. 144), Accounting for the Impairment or Disposal of Long-Lived Assets. Under FASB ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairments of long-lived assets was recorded during 2009, 2008 or 2007.
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350 (SFAS No. 142), Goodwill and Other Intangible Assets. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2009 and 2008, the Company had no significant intangible assets subject to amortization under FASB ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually (in the fourth quarter of each calendar year), or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
FASB ASC 350 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has two reporting units, Furmanite and Xtria for the purpose of testing goodwill impairment, as the operating results of these components are reviewed separately by management and cannot be aggregated. All goodwill of the Company relates to Furmanite, accordingly, impairment of goodwill is tested for that reporting unit. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses market capitalization as the basis for its measurement of fair value, and reconciles the aggregate fair values of its reporting units to the enterprise market capitalization. Management considers this approach the most meaningful measure as substantially all of the Company’s fair value is attributable to the Furmanite reporting unit and the quoted market price provides the best evidence of fair value. In performing the reconciliation, the Company uses the stock price on December 31 of each year as the valuation date. On December 31, 2009, Furmanite’s fair value substantially exceeded its carrying value.
Based on valuations and market approach analysis performed by the Company at December 31, 2009, 2008 and 2007, no impairment was indicated. Future evaluations of the fair value of goodwill and other intangible assets are dependent on many factors, several of which are out of the Company’s control, including the demand for services provided and the potential impact of the global economic condition. To the extent that such factors or conditions change, it is possible that future impairments could occur, which could have a material effect on the results of operations of the Company. At December 31, 2009 and 2008, $2.1 million, of indefinite-lived intangible assets (primarily tradenames) were included in other assets on the consolidated balance sheets. Gross finite-lived intangible

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
assets of $1.3 million and $0.3 million were also included in other assets at December 31, 2009 and 2008, with accumulated amortization of $0.3 million and $0.2 million, respectively. Amortization expense for finite-lived intangible assets totaled $0.1 million and $23 thousand for the years ended December 31, 2009 and 2008, respectively.
As of December 31, 2009, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

2009
Fiscal Year:
2010	$195
2011	194
2012	194
2013	194
2014	119
Thereafter	122

Total	$1,018

The weighted average amortization period for intangible assets subject to amortization is approximately 5.7 years.
Revenue Recognition
Revenues are recorded in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when services to customers have been rendered or when products are shipped and risk of ownership is passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the three years ended December 31, 2009, 2008 or 2007.
Revenues under long-term service contracts, generally greater than six months, are accounted for using a proportional performance method or on a straight-line basis. The Company recognizes revenues on a proportional basis when a contract consists of milestones or activities that are process-related and has no other material deliverables. The Company recognizes revenues on a straight-line basis when billing terms and performance of the contract are substantially equivalent throughout the life of the contract. Revenues for the years ended December 31, 2009, 2008, and 2007 using the proportional method were not significant. The Company records revenues net of sales tax.
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
Stock-Based Compensation
All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying, any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
Income Taxes
The Company adopted the provisions of FASB ASC 740-10-65, (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FASB ASC 740-10-65 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.
Deferred tax assets and liabilities result from temporary differences between accounting principles generally accepted in the United States (“U.S. GAAP”) and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. Accordingly, a full valuation allowance on domestic net federal, certain state and foreign deferred tax assets was required at December 31, 2009, 2008 and 2007.
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
Contingencies
Environmental
Liabilities are recorded when site restoration or environmental remediation and cleanup obligations are either known or considered probable and can be reasonably estimated. Recoveries of environmental costs through insurance, indemnification arrangements or other sources are recognized when such recoveries become certain.
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
improve the property compared with its condition when constructed or acquired. All other environmental costs are expensed.
Other
The Company establishes a liability for all other loss contingencies, when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.
Restructuring Accrual
On December 29, 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and consolidation of certain functions. The Company has taken these specific actions in order to more favorably align its selling, general and administrative costs with its current level of operations. The Company expects to complete these cost reduction actions during 2010, with the majority of expense recognized in the first quarter of 2010.
In connection with this plan, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations.” Under FASB ASC 420-10, costs associated with restructuring activities are generally recognized when they are incurred. In the case of leases, the expense is estimated and accrued when the property is vacated. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under FASB ASC 712-10, “Nonretirement Postemployment Benefits.” A liability for post-employment benefits is generally recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles for nongovernmental entities. The Codification did not change U.S. GAAP. Instead, it took the thousands of individual pronouncements that previously comprise U.S. GAAP and reorganized them into accounting Topics, displaying all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. The adoption of FASB ASC 105-10-05 (SFAS No. 168), did not have a material impact on the Company’s consolidated financial statements but did change the referencing system for accounting standards.
In December 2008, the FASB issued FASB Staff Position (“FSP”) FASB ASC 715-20-65 (FAS No. 132(R)-1), Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS 132(R)-1 amends FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The additional disclosure requirements under this FSP include expanded disclosure about an entity’s investment policies and strategies, the categories of plan assets, concentrations of credit risk and fair value measurements of plan assets. This pronouncement is effective for fiscal years ending after December 15, 2009. The adoption of FASB ASC 715-20-65 (FAS 132(R)-1), did not have a material impact on the Company’s consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 09-13, Revenue Recognition—Multiple Deliverable Revenue Arrangements (“ASU 09-13”). ASU 09-13 updates the existing multiple-element revenue arrangements guidance currently included in FASB ASC 605-25, Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. The revised guidance provides for two significant changes to the existing multiple element revenue arrangements guidance. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The first change will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. Together, these changes are likely to result in earlier recognition of revenue and related costs for multiple-element arrangements than under previous guidance. This guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised multiple-element revenue arrangements guidance will be effective for the first annual reporting period beginning on or after June 15, 2010, however, early adoption is permitted, provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU 09-13 to have a material impact on its consolidated financial statements.
Use of Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include allowance for doubtful accounts, goodwill, stock-based compensation, defined benefit pension plan and contingencies.
2. Earnings (Loss) Per Share
Basic earnings (loss) per share are calculated as net income (loss) divided by the weighted-average number of shares of common stock and restricted stock outstanding during the period. Diluted earnings (loss) per share assumes issuance of the net incremental shares from stock options when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings (loss) per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock, using the treasury stock method.
Basic and diluted weighted-average common shares outstanding and earnings (loss) per share include the following for the years ended December 31, (in thousands, except per share data):

	2009	2008	2007
Net (loss) income	$(2,830)	$21,868	$12,495

Basic weighted-average common shares outstanding	36,632	36,426	35,514
Dilutive effect of common stock equivalents	—	525	538

Diluted weighted-average common shares outstanding	36,632	36,951	36,052

Earnings (loss) per share:
Basic	$(0.08)	$0.60	$0.35
Diluted	$(0.08)	$0.59	$0.35

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	648	118	55
The Company’s outstanding 8.75% convertible subordinated debentures were excluded from the computation of diluted earnings per share for the year ended December 31, 2007, because the effects of assumed conversion would be anti-dilutive. The 8.75% convertible debentures were settled in full in January 2008; therefore there is no effect on the computation of diluted earnings per share for the year ended December 31, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
3. Inventories
Inventories consisted of the following at December 31, (in thousands):

	2009	2008
Raw materials and supplies	$18,226	$14,690
Work-in-process	8,231	9,929
Finished goods	370	249

Total inventories	$26,827	$24,868

4. Property and Equipment
Property and equipment consisted of the following at December 31, (in thousands):

	2009	2008
Land	$1,305	$1,305
Buildings	4,940	4,630
Machinery and equipment	47,214	37,196
Furniture and fixtures	7,100	6,797
Vehicles	2,803	3,001
Construction in progress	1,328	1,884
Other	2,219	3,306

Total property and equipment	66,909	58,119
Less accumulated depreciation and amortization	(36,741)	(28,841)

Net property and equipment	$30,168	$29,278

Depreciation and amortization expense of property and equipment for the years ending December 31, 2009, 2008 and 2007 was $6.0 million, $5.8 million and $4.8 million, respectively.
Equipment and vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2009	2008
Vehicles	$1,638	$4,583
Equipment	—	63

Total capital leases	1,638	4,646
Less accumulated depreciation and amortization	(1,344)	(4,107)

Net equipment acquired under capital leases	$294	$539

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following at December 31, (in thousands):

	2009	2008
Compensation and benefits[1]	$11,085	$9,505
Estimated potential uninsured liabiltiy claims	3,405	2,394
Value added tax payable	1,612	2,007
Taxes other than income	1,393	1,810
Professional, audit and legal fees	879	1,521
Rent	600	388
Other employee related expenses	539	982
Payments due on purchased assets	350	—
Interest	42	136
Other	5,694	6,343

	$25,599	$25,086

[1]	Includes restructuring accruals of $0.7 million
6. Long-Term Debt
Long-term debt is summarized as follows at December 31, (in thousands):

	2009	2008
Borrowings under existing revolving credit facility (the “existing credit agreement”)	$30,000	$—
Borrowings under $50.0 million revolving bank facility (the “$50.0 million facility”)	—	27,590
Borrowings secured by a letter of credit under $50.0 million facility (the “$15.0 million facility”)	—	7,500
Capital leases	313	609

Total long-term debt	30,313	35,699
Less current portion of long-term debt	(174)	(336)

Total long-term debt, non-current	$30,139	$35,363

In 2005, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly-owned subsidiary of the Parent Company, entered into the Second Amendment to its Amended and Restated Loan Agreement, dated August 11, 2002, with the Bank of Scotland (the “previous loan agreement”). Pursuant to the Second Amendment, the Bank of Scotland increased the revolving credit commitment under the original Loan Agreement from $25.0 million to $50.0 million in connection with an acquisition by the Company. FWI funded the cost of the acquisition and certain related transaction costs by borrowing an additional $15.6 million under the $50.0 million revolving bank facility (the “$50.0 million facility”). At December 31, 2008, $27.6 million was outstanding under the $50.0 million facility which consisted of amounts borrowed by the Company for working capital needs. Borrowings under the $50.0 million facility bore interest at variable rates (based on either the LIBOR rate or prime rate, at the option of the borrower) which were 3.5% at December 31, 2008.
During 2006, $15.0 million, secured by a letter of credit, was borrowed under the $50.0 million facility (the “$15.0 million facility”) that provided for working capital. The proceeds were used to repay earlier borrowings outstanding under the $50.0 million facility and for working capital purposes. At December 31, 2008, there was $7.5 million outstanding under the $15.0 million facility. Borrowings under the $15.0 million facility bore interest at variable rates (based on either the LIBOR rate or prime rate, at the option of the borrower) which were 2.7% at December 31, 2008.
The previous loan agreement contained certain financial and operational covenants and was without recourse to the Parent Company. Total outstanding borrowings under the previous loan agreement were $35.1 million at December 31, 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
On August 4, 2009, FWI and certain foreign subsidiaries (the “designated borrowers”) of FWI entered into a new credit agreement dated July 31, 2009 with Bank of America, N.A. (the “existing credit agreement”). The existing credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the existing credit agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the existing credit agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the existing credit agreement may not exceed $35.0 million in the aggregate to the designated borrowers.
The proceeds from the initial borrowing on the existing credit agreement were $35.0 million and were used to repay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the existing credit agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At December 31, 2009, $30.0 million was outstanding under the existing credit agreement. Borrowings under the existing credit agreement bear interest at the option of the borrower at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the existing credit agreement)) which were 2.5% at December 31, 2010. The existing credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at December 31, 2009, based on the unused portion of the amount available under the existing credit agreement. All obligations under the existing credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $118.5 million of current assets and property and equipment as of December 31, 2009) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the existing credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At December 31, 2009, FWI was in compliance with all covenants under the existing credit agreement.
Considering the outstanding borrowings of $30.0 million, and $3.5 million related to outstanding letters of credit, the unused borrowing capacity under the existing credit agreement was $16.5 million at December 31, 2009, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
At December 31, 2009, debt maturities on consolidated debt were as follows (in thousands):

2009
2010	$—
2011	—
2012	—
2013	30,000
2014	—
Thereafter	—

Total long-term debt	$30,000
Capital leases	313

Total long-term debt and capital lease	$30,313

During January 2008, $1.9 million of the Company’s remaining 8.75% convertible subordinated debentures were converted, at the option of the holder, into 358,344 shares of the Company’s common stock, at a conversion price of $5.26 per share. The remaining subordinated debentures matured January 15, 2008 and a final principal and interest payment of $0.2 million was made at that time.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
7. Retirement Plans
The Company has a defined contribution plan which covers substantially all eligible domestic employees and provides for varying levels of employer matching. Contributions to this plan were $1.8 million, $1.7 million and $1.2 million for 2009, 2008 and 2007, respectively.
Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately two percent of the Company’s total pension plan assets and liabilities, only the schedules of net periodic pension cost (benefit) and changes in benefit obligation and plan assets include combined amounts from the two plans, while all other assumption, detail and narrative information relates solely to the U.K. Plan.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12.0% and the employer contributes up to 12.0% of pay. Plan assets are primarily invested in unitized pension funds managed by United Kingdom registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2009. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $0.9 million.
As required under FASB ASC 715 (SFAS No. 158), Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132 (R), the Company changed its measurement date from October 31 to December 31 in 2008. For 2008, the Company changed its valuation date to December 31. The Company chose to use the valuation performed as of October 31, 2007, and apply it over the fourteen months from October 2007 through December 2008 as permitted under FASB ASC 715. The net periodic benefit cost for the pension plan was recognized by allocating two months of the cost to retained earnings and recognizing the remaining twelve months of expense over the course of 2008.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.7%. These rates are renewed annually and adjusted to reflect current conditions. Based on this information the discount rate for 2010 is 5.7%. These rates are determined appropriate, based on reference to yields. The compensation increase rate of 4.0% per year is based on historical experience. The expected return on plan assets of 6.8% for 2010 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.
The effect of a 0.5% increase in the discount rate would result in a $0.4 million decrease on the 2010 estimated pension expense while a 0.5% decrease in the discount rate would result in a $0.5 million increase on the 2010 estimated pension expense. An increase of 0.5% in the discount rate would result in a $4.7 million decrease on the projected benefit obligation at December 31, 2009 while a decrease of 0.5% in the discount rate would result in a $5.2 million increase on the projected benefit obligation at December 31, 2009.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Net pension cost included the following components for the years ended December 31, (in thousands):

	2009	2008	2007
Net periodic pension cost (benefit):
Service cost	673	721	805
Interest cost	3,272	3,931	3,942
Expected return on plan assets	(2,993)	(5,044)	(5,274)
Amortization of prior service cost	(95)	(112)	(122)
Amortization of net actuarial loss	180	—	—

Net periodic pension cost (benefit)	$1,037	$(504)	$(649)

The weighted average assumptions used to determine benefit obligations are as follows at December 31,:

	2009	2008
Discount rate	5.7%	6.7%
Rate of compensation increase	4.0%	3.0%
Inflation	3.5%	2.5%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2009	2008
Discount rate	6.7%	5.8%
Expected long-term return on plan assets	6.2%	7.4%
Rate of compensation increase	3.0%	3.7%

Inflation	2.5%	3.2%
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.8% overall, 8.5% for equities and 5.1% for bonds.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, (in thousands):

	2009	2008
Projected benefit obligation:
Beginning of year	$45,392	$73,653
Service cost	673	721
Interest cost	3,272	3,931
Participants’ contributions	173	256
Actuarial loss (gain)	16,554	(8,370)
Benefits paid	(3,453)	(2,354)
Measurement date change	—	(1,134)
Foreign currency translation adjustment	5,895	(21,311)

End of year	68,506	45,392

Fair value of plan assets:
Beginning of year	44,729	74,083
Actual gain on plan assets	7,924	(6,468)
Employer contributions	1,200	925
Participants’ contributions	173	256
Benefits paid	(3,453)	(2,354)
Measurement date change	—	(1,273)
Foreign currency translation adjustment	5,575	(20,440)

End of year	56,148	44,729

Excess projected obligation under (over) fair value at end of year	$(12,358)	$(663)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$18,573	$6,218
Prior service cost (credit)	(671)	(687)

Net amount recognized in accumulated other comprehensive income	$17,902	$5,531

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $0.8 million for the defined pension plan.
The accumulated benefit obligation for the U.K. Plan was $61.8 million and $42.3 million at December 31, 2009 and 2008, respectively. The U.K. Plan has had no new participants added since the plan was frozen in 1994.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2009 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2) (a)	(Level 3)
Cash	$316	$316	$—	$—
Money Market	2,101	2,101	—	—

Equity securities:
U.K. equity (b)	15,801	—	15,801	—
U.S. equity index (c)	4,376	—	4,376	—
European equity index (d)	3,869	—	3,869	—
Pacific Rim equity index (e)	2,027	—	2,027	—
Japanese equity index (f)	1,955	—	1,955	—

Fixed income securities:
Corporate bonds (g)	11,726	—	11,726	—
U.K. government fixed income securities (h)	7,346	—	7,346	—
U.K. government index-linked securities (i)	5,631	—	5,631	—

Total	$55,148	$2,417	$52,731	$—

a)	The net asset value of the commingled equity and fixed income funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. As the funds are not traded in active markets, the commingled funds are classified as Level 2 assets. The net asset value is corroborated by observable market data (e.g., purchase or sale activities).

b)	This category includes investments in a diversified portfolio of between 70 to 80 companies and aims to outperform the FTSE All-Share Index by 1.40% per annum over a rolling three year periods by taking a select number of carefully controlled and regularly monitored positions away from the index.

c)	This category includes investments in a variety of large, and small, U.S. companies and aims to achieve a return that is consistent with the return of the FTSE All-World USA Index.

d)	This category includes investments in a variety of large, and small, European companies and aims to achieve a return that is consistent with the return of the FTSE All-World Developed Europe ex-U.K. Index.

e)	This category includes investments in a variety of large and small companies across the Australian, Hong Kong, New Zealand and Singapore markets and aims to achieve a return that is consistent with the return of the FTSE-All-World Developed Asia Pacific ex-Japan Index.

f)	This category includes investments in a variety of large, and small, Japanese companies and aims to achieve a return that is consistent with the return of the FTSE All-World Japan Index.

g)	This category includes investment grade corporate bonds denominated in sterling and aims to achieve a return consistent with the iBoxx £ Non-Gilts Over 15 Years Index. This index consists of bonds with a maturity period of 15 years or longer.

h)	This category includes investments in U.K. government fixed income securities (gilts) that have a maturity period of 15 years or longer and aims to achieve a return consistent with the FTSE U.K. Gilts Over 15 Years Index.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
i)	This category includes investments in U.K. government index-linked securities (index-linked gilts) that have a maturity period of 5 years or longer and aims to achieve a return consistent with the FTSE UK Gilts Index-Linked Over 5 Years Index.
Investment objectives for the U.K. Plan, as of December 31, 2009, are to:
•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class
The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 55% (range of 52% to 58%) for equity securities and 45% (range of 42% to 48%) for debt securities and other. Selection of the targeted asset allocation was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.
The following table sets forth the weighted average asset allocation and target asset allocations by asset category, as of the measurement dates of the plan:

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2009	2008	2009	2008
Equity securities	50.8%	42.8%	55.0%	55.0%
Debt securities	44.8%	49.7%	45.0%	45.0%
Other	4.4%	7.5%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

At December 31, 2009, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2010	$3,000
2011	3,000
2012	3,000
2013	3,000
2014	3,000
Thereafter	16,000

Total	$31,000

8. Stockholders’ Equity
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
Series B Preferred Stock
On April 15, 2008, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of Common Stock to stockholders of record on April 19, 2008. These Rights are substantially similar to, and were issued in replacement of, the rights that expired on April 19, 2008, pursuant to the then existing Company’s Stockholders Rights Plan. Pursuant to the replacement Stockholders Rights Plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $48, subject to adjustment. The Rights will not become transferable from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s Common Stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2018, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2009 and 2008, there were 400,000 Series B Preferred Shares authorized and none were outstanding.
Stock Option Plans
The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. The options granted under these plans and agreements generally vest over periods of up to five years and expire between five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The stock option plan has 6,100,000 shares authorized and 2,439,452 shares were available for additional issuance at December 31, 2009.
For the years ended December 31, 2009, 2008 and 2007, total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangements was $0.6 million, $0.5 million and $0.2 million, respectively. Tax effects from the stock-based compensation are insignificant due to the Company’s current domestic tax position. As of December 31, 2009, the total unrecognized compensation expense related to stock options was $0.6 million. The total unrecognized compensation expense related to stock options will be recognized over a weighted-average period of 2.8 years.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under FASB ASC 718-10 (SFAS No. 123R) and a single option award approach. This fair value computation is then amortized on a straight-line basis over the requisite service periods of the options, which is generally the vesting period. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
The weighted-average estimated value of employee stock options granted in 2009, 2008 and 2007 were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2009	2008	2007
Expected volatility	47.7% to 47.9%	41.2%	34.3% to 36.2%
Risk-free interest rate	2.0% to 2.2%	1.6%	3.6% to 4.4%
Expected dividends	0%	0%	0%
Expected term in years	4	5	5
The Company granted options to purchase 160,000, 284,000 and 100,000 shares of its common stock during 2009, 2008 and 2007, respectively, that generally vest annually over five years. All options were granted at prices equal to the market price at the date of grant. The weighted average fair market value of options granted during 2009, 2008 and 2007 was $1.56, $1.93 and $3.56 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
The changes in stock options outstanding for the Company’s plan for the years 2009, 2008 and 2007 were as follows:

		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
Options	Shares	Price	($000’s)
Outstanding at January 1, 2007	1,013,675	$2.84
Granted	100,000	$9.65
Exercised	(153,377)	$2.37
Forfeited	(30,000)	$4.65

Outstanding at December 31, 2007	930,298	$3.59
Granted	284,000	$5.07
Exercised	(218,515)	$2.00
Forfeited	(35,000)	$7.47

Outstanding at December 31, 2008	960,783	$4.25
Granted	160,000	$3.96
Exercised	(40,000)	$3.14
Forfeited or expired	(128,500)	$5.48

Outstanding at December 31, 2009	952,283	$4.08	461

Exercisable at December 31, 2009	551,583	$3.48	421

The aggregate fair value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $42 thousand, $0.3 million and $0.2 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2009, 2008, and 2007 was $27 thousand, $0.7 million and $1.3 million, respectively.
A summary of the status of the Company’s nonvested stock options for the year ended December 31, 2009, is as follows:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 31, 2008	519,000	$1.71
Granted	160,000	$1.56
Vested	(153,800)	$1.61
Forfeited	(124,500)	$2.01

Nonvested at December 31, 2009	400,700	$1.72

The aggregate intrinsic value of stock options vested during the years ended December 31, 2009, 2008, and 2007 was $40 thousand, $0.3 million and $0.8 million respectively. The aggregate fair value of stock options vested during the years ended December 31, 2009, 2008, and 2007 was $0.2 million, $0.2 million, and $0.1 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
At December 31, 2009, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average	Average
					Outstanding	Exercisable
			Average Exercise Price per		Remaining	Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual	Contractual
Price	Outstanding	Exercisable	Options	Options	Life (Years)	Life (Years)
$1.15 – $2.29	10,000	10,000	$1.59	$1.59	0.7	0.7
$2.30 – $3.13	195,783	195,783	$2.46	$2.46	4.3	4.3
$3.14 – $11.80	746,500	345,800	$4.54	$4.11	2.5	1.6

	952,283	551,583	$4.08	$3.48	2.8	2.5

Cash received from option exercises under the stock option plans for the years ended December 31, 2009, 2008 and 2007, was $0.1 million, $0.4 million and $0.5 million, respectively.
Restricted Stock Awards
A restricted stock award is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regard to sale or transfer). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the restricted stock. The Company expenses the cost of the restricted stock awards, which is determined to be the fair value of the restricted stock award at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock award is determined based on the closing price of the Company’s common stock on the grant date.
No restricted stock awards were granted in 2007. During 2008, the Company granted 60,000 shares of restricted stock awards to its directors at a grant date fair value of $10.17 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The fair value of the restricted stock awards issued in 2008 ($10.17 per share) was determined based on the Company’s closing stock price on the date of grant and, totaled $0.6 million.
Also during 2008, the Company issued an aggregate total of 55,778 shares of common stock under its stock incentive plan in lieu of a cash payment of a predetermined portion of the discretionary bonuses earned and accrued in 2007 for managers and field personnel responsible for the year-over-year growth in foreign currency adjusted profit. The fair value of the shares ($8.70 per share) was determined based on the Company’s closing stock price on the date that the discretionary bonuses were allocated to those managers and field personnel and approved, and totaled $0.5 million. The shares immediately vested and may not be sold for a period of up to three years.
During 2009, the Company granted 30,000 shares of restricted stock awards to it directors at a grant date fair value of $3.93 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The fair value of the restricted stock awards was determined based on the Company’s closing stock price on the date of grant and, totaled $0.1 million.
A summary of the status of the Company’s nonvested restricted stock awards for the year ended December 31, 2009, is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Grant-Date	Term
Restricted Stock Awards	Options	Fair Value	(Year)
Nonvested at December 31, 2008	160,000	$7.19	2.4
Granted	30,000	$3.93

Nonvested at December 31, 2009	190,000	$6.67	1.7

At December 31, 2009, total unrecognized compensation expense related to non-vested restricted stock awards of approximately $0.5 million is expected to be recognized over the weighted-average period of 1.7 years. The

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
aggregate fair value of restricted stock vested during the periods ended December 31, 2009, 2008, 2007 was $0.3 million, $0.3 million, and $0.1 million, respectively.
9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following at December 31, (in thousands):

	2009	2008
Net actuarial loss and prior service credit	$(17,902)	$(5,531)
Less: deferred tax benefit	4,991	1,548

Net of tax	(12,911)	(3,983)
Adjustment for FASB ASC 715 measurement date change, net of tax	—	(10)
Foreign currency translation adjustment	1,284	(3,781)

Total accumulated other comprehensive loss	$(11,627)	$(7,774)

10. Income Taxes
In accordance with FASB ASC 740, Income Taxes, the Company recognizes the tax benefit from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
The Company adopted FASB ASC 740-10-65, (FASB Interpretation No. 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, on January 1, 2007. The adoption of FASB ASC 740-10-65 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for any of the years ended December 31, 2009, 2008 or 2007. Unrecognized tax benefits at December 31, 2009, 2008 and 2007 of $1.0 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective foreign tax rate if recognized.
A reconciliation of the change in the unrecognized tax benefits for the years December 31, is as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$974	$997	$877
Additions based on tax positions	210	361	385
Reductions due to lapses of statutes of limitations	(177)	(384)	(265)

Balance at end of year	$1,007	$974	$997

The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2006 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards (“NOLs”) originating in years prior to 2006 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2004. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Income before income tax expense is comprised of the following components for the years ended December 31, (in thousands):

	2009	2008	2007
Domestic operations	$(6,709)	$13,891	$404
Foreign operations	7,298	11,665	18,010

Income before income taxes	$589	$25,556	$18,414

Income tax expense (benefit) is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2009:
Current	$—	$3,460	$186	$3,646
Deferred	—	(227)	—	(227)

	$—	$3,233	$186	$3,419

2008:
Current	$73	$2,724	$510	$3,307
Deferred	—	381	—	381

	$73	$3,105	$510	$3,688

2007:
Current	$185	$5,559	$96	$5,840
Deferred	—	79	—	79

	$185	$5,638	$96	$5,919

The differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, are as follows (in thousands):

	2009	2008	2007
Expected tax expense at the statutory federal rate	$206	$8,945	$6,261
Increase (decrease) in taxes resulting from:
Change in valuation allowance	3,119	(5,105)	(2,489)
State income taxes, net	186	510	516
Foreign tax rate differences	(822)	(1,302)	(586)
Permanent differences	322	198	2,572
Resolution of state and foreign tax issues	33	61	(67)
Adjustment to net operating loss carryforwards	—	—	(473)
Other	375	381	185

	3,419	$3,688	$5,919

Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions. In 2008, net operating loss carryforwards offset substantially all domestic operation income before income tax for federal tax purposes.
At December 31, 2009, the Company had available domestic federal tax NOLs, which will expire, if unused, as follows: $2.6 million in 2022; $10.9 million in 2023; $12.2 million in 2025, $4.0 million in 2026 and $3.1 million in 2029. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2009 and 2008, the Company’s valuation allowance was $20.7 million and $17.6 million, respectively. The net deferred tax assets in 2009 and 2008 relate to foreign and certain state tax items.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2009	2008
Deferred tax assets:
Federal net operating loss carryforwards	$11,461	$10,345
Alternative minimum tax credit carryforwards	2,787	2,794
State net operating loss carryforwards	982	887
Accrued expenses	2,176	1,110
Intangible assets	547	784
Foreign subsidiaries, primarily NOLs, pension and accrued expenses	9,284	4,586
Other	671	654

Total gross deferred tax assets	27,908	21,160

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(1,353)	(1,483)
Foreign deferred tax liabilities, primarily property and equipment	(725)	(768)

Net deferred tax asset before valuation allowance	25,830	18,909
Less valuation allowance	(20,679)	(17,560)

Net deferred tax asset	$5,151	$1,349

Current net deferred tax assets of $1.4 million and $0.4 million and long-term net deferred tax assets of $3.7 million and $0.9 million were recorded at December 31, 2009 and 2008, respectively. In 2009 and 2008, deferred tax benefits of $3.4 million and $390 thousand, respectively, related to changes in pension net actuarial loss and prior service credit were recorded in other comprehensive income.
11. Commitments and Contingencies
The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases was $12.9 million for 2009, $13.8 million for 2008 and $8.2 million for 2007.
The Company has contracts with two suppliers which include minimum purchase requirements to keep the contracts in effect. The aggregate minimum requirements over the next five years under the two contracts totals $10.0 million.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
At December 31, 2009, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2010	$183	$7,473
2011	100	6,157
2012	14	3,772
2013	14	2,232
2014	10	1,282
Thereafter	4	3,233

Total minimum lease payments	$325	$24,149

Less amounts representing interest	(12)

Present value of future minimum lease payments	$313

The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.3 million and $1.9 million as of December 31, 2009 and December 31, 2008, respectively. The decrease in reserves in 2009 resulted from releases obtained on certain properties during the year.
Furmanite America, Inc, a subsidiary of the Company, is involved in disputes with two customers, who are each negotiating with a governmental regulatory agency and claim that the subsidiary failed to provide them with satisfactory services at the customers’ facilities. On April 17, 2009, a customer, INEOS USA LLC, initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award has terminated and in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate pending actions, the subsidiary is seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $3.4 million and $2.4 million are recorded in accrued expenses as of December 31, 2009 and 2008, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
12. Business Segment Data and Geographical Information
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
Geographical areas are the United States, Europe (which also includes operations of the United Kingdom’s subsidiaries in the Middle East and Africa) and Asia-Pacific. The following geographical area information includes revenues by major service line and operating income (loss) based on the physical location of the operations (in thousands):

	United		Asia-
	States	Europe	Pacific	Total
Year ended December 31, 2009:
Under pressure services	$44,268	$38,891	$15,365	$98,524
Turnaround services	57,073	54,084	16,120	127,277
Other services	20,301	26,236	3,602	50,139

Total revenues	$121,642	$119,211	$35,087	$275,940

Operating (loss) income [1]	$(10,177)	$4,894	$6,817	$1,534
Allocation of headquarter costs	7,593	(5,863)	(1,730)	—

Adjusted operating (loss) income	$(2,584)	$(969)	$5,087	$1,534

Year ended December 31, 2008:
Under pressure services	$48,701	$43,936	$10,948	$103,585
Turnaround services	74,703	81,672	17,976	174,351
Other services	23,641	16,108	3,257	43,006

Total revenues	$147,045	$141,716	$32,181	$320,942

Operating income	$665	$20,690	$5,646	$27,001
Allocation of headquarter costs	6,901	(5,599)	(1,302)	—

Adjusted operating income	$7,566	$15,091	$4,344	$27,001

Year ended December 31, 2007:
Under pressure services	$44,380	$37,256	$9,452	$91,088
Turnaround services	61,934	74,636	19,531	156,101
Other services	22,002	18,832	2,264	43,098

Total revenues	$128,316	$130,724	$31,247	$290,287

Operating (loss) income	$(5,342)	$18,991	$6,998	$20,647
Allocation of headquarter costs	5,493	(4,408)	(1,085)	—

Adjusted operating income	$151	$14,583	$5,913	$20,647

[1]	Includes restructuring charges of $1.1 million.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
Included in the Europe geographic region for the years ended December 31, 2009, 2008 and 2007 are United Kingdom revenues of $51.0 million, $72.3 million and $66.5 million, respectively, and United Kingdom operating income of $6.1 million, $15.9 million and $14.3 million, respectively.
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location at December 31, (in thousands):

	2009	2008	2007
United States	$17,050	$17,298	$16,566
Europe	11,248	9,375	10,550
Asia-Pacific	3,717	2,898	3,007

	$32,015	$29,571	$30,123

The Company’s capital expenditures were $6.5 million, $8.0 million and $8.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in the Europe geographic region at December 31, 2009, 2008 and 2007 were United Kingdom property and equipment, net of $5.7 million, $5.1 million and $6.2 million, respectively.
Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in any geographical area can be impacted by changes in currency exchange rates in any given year. In 2009, the financial results were favorably impacted in Europe and Australia but were substantially offset by an unfavorable impact in the United States as a result of currency exchange rate changes during the year. Conversely in 2008, financial results in Europe were unfavorably impacted but again were substantially offset by a favorable impact in the United States.
13. Significant Customers
No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.
14. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820-10 (SFAS No. 157), Fair Value Measurements and Disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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
The Company currently does not have any assets or liabilities that would require valuation under FASB ASC 820-10, except for pension assets which is separately described in Note 7. The Company does not have any derivatives or marketable securities.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2009 and 2008 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at December 31, 2009, as the Company’s accounts receivable are generated from these business industries with customers located throughout the United States, Europe and Asia-Pacific.
15. Quarterly Financial Data (Unaudited)
Quarterly operating results for 2009 and 2008 are summarized as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2009:
Revenues	$63,032	$69,726	$70,757	$72,425
Operating income (loss) [1]	$1,640	$806	$1,586	$(2,498)
Net income (loss) [2]	$880	$231	$203	$(4,144)

Earnings (loss) per common share:
Basic	$0.02	$0.01	$0.01	$(0.12)
Diluted	$0.02	$0.01	$0.01	$(0.12)

2008:
Revenues	$73,387	$90,185	$75,883	$81,487
Operating income	$5,225	$10,508	$6,560	$4,708
Net income	$3,710	$7,659	$5,402	$5,097

Earnings per common share:
Basic	$0.10	$0.21	$0.15	$0.14
Diluted	$0.10	$0.21	$0.15	$0.14

[1]	Operating loss for fourth quarter of 2009 includes restructuring charges of $1.1 million

[2]	Net loss for fourth quarter of 2009 includes restructuring charges of $0.9 million
16. Restructuring
On December 29, 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and consolidation of certain functions. The Company has taken these specific actions in order to more favorably align its selling, general and administrative costs with its current level of operations. The Company expects to complete these cost reduction actions during 2010, with the majority of these costs expected during the first quarter of 2010.
In connection with this plan, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
During the fourth quarter of 2009, the Company recorded $1.1 million in restructuring charges, which included $0.9 million for severance and benefits, $22.0 thousand for lease costs, and $0.2 million for other restructuring costs. Of these charges, $0.4 million and $0.7 million were incurred in the United States and Europe, respectively, with only minimal restructuring costs incurred in Asia-Pacific. As of December 31, 2009, the Company has severance and benefit liabilities of $0.7 million included in accrued compensation and benefits which relates to 2009 charges expected to be paid primarily during the first quarter of 2010. Additional restructuring costs in 2010 are expected to total approximately $2.3 million of which $1.2 million are expected for severance and related costs, $0.6 million for lease termination costs and $0.5 million for other restructuring costs. Of these estimated costs, $0.3 million are expected in the United States and $2.0 million are expected in Europe. The total workforce reductions are expected to include terminations for 108 employees, which include reductions of 26 employees in the United States, 81 employees in Europe, and one employee in Asia-Pacific. The total amount expected to be incurred in connection with the cost reduction initiative is $3.4 million, with the majority of remaining expenses to be recognized in the first quarter of 2010.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION
By:	/s/ JOSEPH E. MILLIRON
JOSEPH E. MILLIRON
Chief Operating Officer and President

Date: March 12, 2010
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ CHARLES R. COX	Chief Executive Officer and	March 12, 2010

CHARLES R. COX	Chairman (Principal Executive Officer)

/s/ ROBERT S. MUFF	Chief Accounting Officer (principal	March 12, 2010

ROBERT S. MUFF	financial and Accounting Officer)

/s/ SANGWOO AHN	Director	March 12, 2010

SANGWOO AHN

/s/ KEVIN R. JOST	Director	March 12, 2010

KEVIN R. JOST

/s/ HANS KESSLER	Director	March 12, 2010

HANS KESSLER