Form 10-Q
period 2010-03-31
FURMANITE CORP
filed 2010-05-07
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,733,852 shares of the registrant’s common stock outstanding as of May 4, 2010.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	4

Consolidated Income Statements for the Three Months Ended March 31, 2010 and 2009 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010 (unaudited) and for the Year Ended December 31, 2009	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	7

Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2010 and 2009 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosure About Market Risk	25

Item 4. Controls and Procedures	25

PART II. Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 6. Exhibits	27
EX-4.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,418	$36,117
Accounts receivable, trade (net of allowance for doubtful accounts of $885 and $1,617 as of March 31, 2010 and December 31, 2009, respectively)	52,838	52,021
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories:
Raw materials and supplies	17,412	18,226
Work-in-process	10,177	8,231
Finished goods	291	370
Prepaid expenses and other current assets	6,597	7,642

Total current assets	120,176	124,050
Property and equipment	67,739	66,909
Less accumulated depreciation and amortization	(37,318)	(36,741)

Property and equipment, net	30,421	30,168
Goodwill	13,148	13,148
Deferred tax assets	3,489	3,707
Intangible and other assets	3,794	3,916

Total assets	$171,028	$174,989

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$155	$174
Accounts payable	17,511	17,077
Accrued expenses and other current liabilities	23,154	25,599
Income taxes payable	1,014	1,589

Total current liabilities	41,834	44,439
Long-term debt, non-current	30,107	30,139
Net pension liability	11,571	12,358
Other liabilities	2,713	2,723

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,742,815 and 40,682,815 shares issued as of March 31, 2010 and December 31, 2009, respectively	4,723	4,723
Additional paid-in capital	132,456	132,106
Accumulated deficit	(21,468)	(21,859)
Accumulated other comprehensive loss	(12,895)	(11,627)
Treasury stock, at cost (4,008,963 shares as of March 31, 2010 and December 31, 2009)	(18,013)	(18,013)

Total stockholders’ equity	84,803	85,330

Total liabilities and stockholders’ equity	$171,028	$174,989

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Revenues	$66,435	$63,032
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	45,662	42,578
Depreciation and amortization expense	1,549	1,343
Selling, general and administrative expense	18,763	17,471

Total costs and expenses	65,974	61,392

Operating income	461	1,640

Interest income and other income (expense), net	342	(94)
Interest expense	(241)	(293)

Income before income taxes	562	1,253

Income tax expense	(171)	(373)

Net income	$391	$880

Earnings per common share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,689	36,604
Diluted	36,809	36,731
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2010 (Unaudited) and Year Ended December 31, 2009
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2009	40,612,815	4,008,963	$4,715	$131,418	$(19,029)	$(7,774)	$(18,013)	$91,317
Net loss	—	—	—	—	(2,830)	—	—	(2,830)
Stock-based compensation and stock option exercises	70,000	—	8	688	—	—	—	696
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(8,918)	—	(8,918)
Foreign currency translation adjustment	—	—	—	—	—	5,065	—	5,065

Balances at December 31, 2009	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330

Net income	—	—	—	—	391	—	—	391
Stock-based compensation and stock option exercises	60,000	—	—	350	—	—	—	350
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	932	—	932
Foreign currency translation adjustment	—	—	—	—	—	(2,200)	—	(2,200)

Balances at March 31, 2010	40,742,815	4,008,963	$4,723	$132,456	$(21,468)	$(12,895)	$(18,013)	$84,803

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Operating activities:
Net income	$391	$880
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,549	1,343
Provision for doubtful accounts	112	70
Deferred income taxes	35	84
Stock-based compensation expense	350	136
Other, net	136	(40)
Changes in operating assets and liabilities:
Accounts receivable	(930)	8,943
Inventories	(1,241)	(842)
Prepaid expenses and other current assets	672	(192)
Accounts payable	200	(4,240)
Accrued expenses and other current liabilities	(2,587)	(184)
Income taxes payable	(588)	(248)
Other, net	(47)	45

Net cash (used in) provided by operating activities	(1,948)	5,755

Investing activities:
Capital expenditures	(2,365)	(1,410)
Acquisition of assets	(200)	—
Proceeds from sale of assets	164	12

Net cash used in investing activities	(2,401)	(1,398)

Financing activities:
Payments on debt	(52)	(119)

Net cash used in financing activities	(52)	(119)

Effect of exchange rate changes on cash	(298)	(361)

(Decrease) increase in cash and cash equivalents	(4,699)	3,877
Cash and cash equivalents at beginning of period	36,117	30,793

Cash and cash equivalents at end of period	$31,418	$34,670

Supplemental cash flow information:
Cash paid for interest	$200	$320
Cash paid for income taxes, net of refunds received	$596	$484
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2010	2009
Net income	$391	$880
Other comprehensive loss:
Change in pension net actuarial loss and prior service credit, net of tax	932	49
Foreign currency translation adjustments	(2,200)	(1,021)

Total other comprehensive loss	(1,268)	(972)

Comprehensive loss	$(877)	$(92)

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)
1. General and Summary of Significant Accounting Policies
General
The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At each of March 31, 2010 and December 31, 2009, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Revenue Recognition
Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2010 or 2009.
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
2. Earnings Per Share
Basic earnings per share are calculated as net income divided by the weighted-average number of shares of common stock and restricted stock outstanding during the period. Diluted earnings per share assumes issuance of the net incremental shares from stock options when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock, using the treasury stock method.
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2010	2009
Net income	$391	$880

Basic weighted-average common shares outstanding	36,689	36,604
Dilutive effect of common stock equivalents	120	127

Diluted weighted-average common shares outstanding	36,809	36,731

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	605	512
3. Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
Compensation and benefits [1]	$10,881	$11,085
Customer deposit	2,616	2,366
Estimated potential uninsured liability claims	1,886	3,405
Value added tax payable	1,333	1,612
Taxes other than income	1,482	1,393
Professional, audit and legal fees	949	948
Deferred revenue	678	365
Other employee related expenses	527	634
Rent	614	600
Payments due on purchased assets	150	350
Interest	41	42
Other[2]	1,997	2,799

	$23,154	$25,599

[1]	Includes restructuring accruals of $0.7 million as of March 31, 2010 and December 31, 2009 and $0.5 million of retirement related costs at March 31, 2010.

[2]	Includes restructuring accruals of $0.2 million as of March 31, 2010.

4. Indebtedness
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2010	2009
Borrowings under the revolving credit facility (the “credit agreement”)	$30,000	$30,000
Capital leases	262	313

Total long-term debt	30,262	30,313
Less current portion of long-term debt	(155)	(174)

Total long-term debt, non-current	$30,107	$30,139

On August 4, 2009, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly owned subsidiary of the Parent Company, and certain foreign subsidiaries (the “designated borrowers”) of FWI entered into a new credit agreement dated July 31, 2009 with Bank of America, N.A. (the “credit agreement”). The credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the credit agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the credit agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the credit agreement may not exceed $35.0 million in the aggregate to the designated borrowers.
The proceeds from the initial borrowing on the credit agreement were $35.0 million and were used to pay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the credit agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At March 31, 2010 and December 31, 2009, $30.0 million was outstanding under the credit agreement. Borrowings under the credit agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the credit agreement)) which was 2.5% at March 31, 2010 and December 31, 2009. The credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at March 31, 2010, based on the unused portion of the amount available under the credit agreement. All obligations under the credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $118.8 million of current assets and property and equipment as of March 31, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2010, FWI was in compliance with all covenants under the credit agreement.
Considering the outstanding borrowings of $30.0 million, and $3.6 million related to outstanding letters of credit, the unused borrowing capacity under the credit agreement was $16.4 million at March 31, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.

5. Retirement Plan
Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). Since the Norwegian Plan represents approximately two percent of the Company’s total pension plan assets and liabilities, only the schedule of net periodic pension cost includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.
Net pension cost for the U.K. and Norwegian Plans included the following components (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Service cost	$207	$111
Interest cost	900	744
Expected return on plan assets	(882)	(680)
Amortization of prior service cost	(23)	(22)
Amortization of net actuarial loss	266	42

Net periodic pension cost	$468	$195

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.8% overall, 8.5% for equities and 5.1% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.8 million for 2010.
6. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. For the three months ended March 31, 2010 and 2009, the total compensation cost charged against income and included in selling, general and administrative expenses, for stock-based compensation arrangement was $0.4 million and $0.1 million, respectively. The expense for the three months ended March 31, 2010 includes $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Officer of the Company. Tax effects from stock-based compensation are insignificant due to the Company’s current domestic tax position. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of March 31, 2010, the total unrecognized compensation expense related to stock options and restricted stock awards was $0.7 million and $0.6 million, respectively.
7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	March 31,	December 31,
	2010	2009
Net actuarial loss and prior service credit	$(16,824)	$(17,902)
Less: deferred tax benefit	4,845	4,991

Net of tax	(11,979)	(12,911)
Foreign currency translation adjustment	(916)	1,284

Total accumulated other comprehensive loss	$(12,895)	$(11,627)

8. Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes. As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three months ended March 31, 2010 and 2009 were fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three months ended March 31, 2010 and 2009 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not always consistent when comparing periods due to the changing income tax mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance on domestic federal and certain state and foreign income taxes was required, the Company primarily considered such factors as the history of operating losses and the nature of the deferred tax assets. Interim period income tax expense or benefit is computed at the estimated annual effective tax rate, unless adjusted for specific discrete items as required.
Income tax expense as a percentage of income before taxes was approximately 30% for each of the three-month periods ended March 31, 2010 and 2009.
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
Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three months ended March 31, 2010 or 2009. Unrecognized tax benefits at March 31, 2010 and December 31, 2009 of $1.0 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective foreign tax rate if recognized.
A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2010 is as follows (in thousands):

Balance at December 31, 2009	$1,007
Additions based on tax positions	41
Reductions due to lapses of statutes of limitations	(1)

Balance at March 31, 2010	$1,047

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.2 million and $1.3 million at March 31, 2010 and December 31, 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate pending actions, the subsidiary is seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses as of March 31, 2010 and December 31, 2009, respectively.
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
Geographical areas are the United States, EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

	United		Asia-
	States	EMEA	Pacific	Total
Three months ended March 31, 2010:
Under pressure services	$11,378	$9,555	$4,064	$24,997
Turnaround services	15,363	10,636	3,718	29,717
Other services	4,826	6,070	825	11,721

Total revenues	$31,567	$26,261	$8,607	$66,435

Three months ended March 31, 2009:
Under pressure services	$9,391	$9,731	$2,662	$21,784
Turnaround services	15,482	10,774	2,404	28,660
Other services	5,201	6,694	693	12,588

Total revenues	$30,074	$27,199	$5,759	$63,032

Historically, the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

	United		Asia-
	States	EMEA	Pacific	Total
Three months ended March 31, 2010:
Operating income (loss)[1]	$(684)	$(636)	$1,781	$461
Allocation of headquarter costs	2,130	(1,610)	(520)	—

Adjusted operating income (loss)	$1,446	$(2,246)	$1,261	$461

Three months ended March 31, 2009:
Operating income (loss)	$(905)	$2,075	$470	$1,640
Allocation of headquarter costs	1,368	(1,138)	(230)	—

Adjusted operating income	$463	$937	$240	$1,640

[1]	Includes the impact of restructuring charges totaling $0.2 million and $1.7 million in the United States and EMEA, respectively.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	March 31	December 31,
	2010	2009
United States	$17,429	$17,050
EMEA	11,147	11,248
Asia-Pacific	3,577	3,717

	$32,153	$32,015

11. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820-10, Fair Value Measurement as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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
The Company currently does not have any assets or liabilities that would require valuation under FASB ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of March 31, 2010 and December 31, 2009 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at March 31, 2010, as the Company’s accounts receivable are generated from these business industries with customers located throughout the United States, EMEA and Asia-Pacific.
12. Restructuring
In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and consolidation of certain functions. The Company has taken these specific actions in order to strategically align the Company’s operating, selling, general and administrative costs relative to revenues. The Company has completed a substantial portion of these cost reduction initiatives through first quarter of 2010, however additional costs are expected to be recognized throughout 2010, although to a lesser extent.
In connection with this plan, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”

During the first quarter of 2010, the Company recorded $1.9 million in restructuring charges, which included $1.2 million for severance and benefit costs, $0.3 million for lease costs, and $0.4 million for other restructuring costs. Of these charges, $0.2 million and $1.7 million were incurred in the United States and EMEA, respectively. Restructuring costs of $0.7 million and $1.2 million are included in operating costs and selling, general and administrative expenses, respectively. As of March 31, 2010, the Company has severance and benefit liabilities of $0.7 million included in accrued compensation and benefits and $0.2 million included in accrued other, which relates to 2010 charges expected to be paid during the second quarter of 2010.
The total amount of restructuring costs estimated to be incurred in connection with this cost reduction initiative is $3.4 million. Through March 31, 2010, the Company has recorded total cumulative restructuring charges of $3.0 million, which include $2.1 million for severance and benefit costs, $0.3 million for lease costs, and $0.6 million for other restructuring costs. Of the total charges, $0.6 million and $2.4 million were incurred in the United States and EMEA, respectively, with only minimal restructuring costs incurred in Asia-Pacific. Approximately $0.4 million is estimated to be incurred during the remainder of 2010, relating to lease costs in EMEA.
Total workforce reductions related to this cost reduction initiative, which began in the fourth quarter of 2009, have included terminations for 101 employees, which include reductions of 27 employees in the United States, 73 employees in EMEA, and one employee in Asia-Pacific.
As the Company has continued to review its business for operating efficiencies during the first quarter of 2010, other selling, general and administrative cost reduction opportunities have also been identified, which are expected to result in further one-time restructuring costs. These additional cost reduction opportunities will relate primarily to improving the operational and administrative efficiency of our central European operations, while also expanding coverage within this region. At this time, the Company cannot estimate the total amount or range of amounts expected to be incurred in connection with the new initiative or the amount of charges that will result in future cash expenditures.

FURMANITE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively the “Company”) provides specialized technical services, including under pressure services such as leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides turnaround services including on-site machining, heat treatment, bolting, valve repair, and other services including heat exchanger design and repair, concrete repair and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries and other process industries in Europe, the Middle East, Africa (collectively “EMEA”), North America, Latin America, and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”).
Financial Overview
For the three months ended March 31, 2010, consolidated revenues increased by $3.4 million, or 5.4%, to $66.4 million, compared to $63.0 million for the three months ended March 31, 2009, primarily related to foreign currency exchange rate changes. The Company’s net income for the three months ended March 31, 2010 decreased $0.5 million as compared to the three months ended March 31, 2009. The decrease in net income was a direct result of restructuring costs incurred during the quarter in connection with the cost reduction initiative, which was initiated in the fourth quarter of 2009, and undertaken to strategically align the Company’s operating, selling, general and administrative costs relative to revenues. These restructuring costs negatively impacted operating income and net income by $1.9 million and $1.6 million, respectively. The negative cost effect of the restructuring was partially offset by operational improvements as the effects of the restructuring began to be realized. In addition, interest income and other income (expense) was favorably impacted based on the Company’s reduced exposure to foreign currency exchange rate changes.
The Company’s diluted earnings per share for the three months ended March 31, 2010 were $0.01 as compared to $0.02 for the three months ended March 31, 2009.
Results of Operations

	For the Three Months
	Ended March 31,
	2010	2009
	(in thousands, except per share data)
	(Unaudited)
Revenues	$66,435	$63,032
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	45,662	42,578
Depreciation and amortization expense	1,549	1,343
Selling, general and administrative expense	18,763	17,471

Total costs and expenses	65,974	61,392

Operating income	461	1,640
Interest income and other income (expense), net	342	(94)
Interest expense	(241)	(293)

Income before income taxes	562	1,253
Income tax expense	(171)	(373)

Net income	$391	$880

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Geographical information

	For the Three Months
	Ended March 31,
	2010	2009
Revenues:
United States	$31,567	$30,074
EMEA	26,261	27,199
Asia-Pacific	8,607	5,759

Total revenues	66,435	63,032

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
United States	20,764	20,236
EMEA	19,927	18,623
Asia-Pacific	4,971	3,719

Total operating costs (exclusive of depreciation and amortization)	45,662	42,578

Depreciation and amortization expense
United States, including corporate	812	790
EMEA	467	351
Asia-Pacific	270	202

Total depreciation and amortization expense	1,549	1,343

Selling, general and administrative expense
United States, including corporate	10,675	9,953
EMEA	6,503	6,150
Asia-Pacific	1,585	1,368

Total selling general and administrative expense	18,763	17,471

Total costs and expenses	$65,974	$61,392

Geographical areas are the United States, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to EMEA and Asia Pacific.
Revenues
For the three months ended March 31, 2010, consolidated revenues increased by $3.4 million, or 5.4%, to $66.4 million, compared to $63.0 million for the three months ended March 31, 2009. Changes related to foreign currency exchange rates favorably impacted revenues by $3.3 million, of which $1.8 million and $1.5 million were related to favorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $0.1 million, or 0.1%, for the three months ended March 31, 2010 compared to the same period for the prior year. This $0.1 million increase in revenues consisted of a $1.4 million increase in the United States and a $1.4 million increase in Asia-Pacific, partially offset by a $2.7 million decrease in EMEA. The increase in revenues in the United States was primarily due to increases in underpressure services, which included volume increases in composite repair, leak sealing, and line stopping of approximately 26% when compared to revenues in the same period for the prior year. The increase in revenues in Asia-Pacific was attributable to increases in both underpressure and turnaround services in Australia, which included volume increases in leak sealing, hot tapping and bolting services. The decrease in revenues in EMEA was attributable to volume decreases in underpressure services of approximately 9% and in turnaround services of approximately 7%, which included decreases in hot tapping, heat treating and valve repair services, when compared to revenues in the same period for the prior year.
Operating Costs (exclusive of depreciation and amortization)
For the three months ended March 31, 2010, operating costs increased $3.1 million, or 7.2%, to $45.7 million, compared to $42.6 million for the three months ended March 31, 2009. The change related to foreign currency exchange rates unfavorably impacted costs by $2.2 million, of which $1.2 million and $1.0 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $0.9 million, or

2.1% for the three months ended March 31, 2010, compared to the same period for the prior year. This change consisted of a $0.5 million, $0.3 million, and a $0.1 million increase in the United States, Asia-Pacific and EMEA, respectively. The increase in operating costs in the United States was attributable to higher labor and travel costs of approximately 2% when compared to the same period for the prior year, which was consistent with the increase in revenue. The increase in operating costs in Asia-Pacific was attributable to an increase in labor and material costs associated with the increased revenues in Australia. The increase in EMEA was primarily due to $0.7 million of severance related restructuring costs partially offset by decreased labor and material costs, consistent with the decrease in revenue.
Operating costs as a percentage of revenue were 68.7% and 67.5% for the three months ended March 31, 2010 and 2009, respectively.
Depreciation and Amortization
For the three months ended March 31, 2010, depreciation and amortization expense increased $0.2 million, or 15.3% when compared to the same period for the prior year. The change related to foreign currency exchange rates unfavorably impacted depreciation and amortization expense by $0.1 million for the three months ended March 31, 2010. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three months ended March 31, 2010 was $0.1 million higher compared to the same period for the prior year, due to capital expenditures of approximately $7.5 million over the twelve-month period ended March 31, 2010.
Selling, General and Administrative
In late 2009, the Company undertook a cost reduction initiative to realign selling, general and administrative costs with its current level of operations. The ongoing initiative has initially resulted in additional severance and consolidation costs, but is expected to reduce ongoing expense levels. As a result of the initiative, restructuring costs incurred in the three months ended March 31, 2010, totaled $1.2 million of which $0.2 million and $1.0 million were incurred in the United States and EMEA, respectively. The costs incurred were primarily related to severance and related costs of $0.5 million, lease termination costs of $0.3 million and other restructuring costs of $0.4 million.
For the three months ended March 31, 2010, selling, general and administrative expenses increased $1.3 million, or 7.4%, to $18.8 million compared to $17.5 million for the three months ended March 31, 2009. The portion of the change related to foreign currency exchange rates unfavorably impacted costs by $0.7 million, of which $0.4 million and $0.3 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses increased $0.6 million, or 3.4%, for the three months ended March 31, 2010, compared to the same period for the prior year. This $0.6 million increase in selling, general and administrative costs consisted of a $0.7 million increase in the United States, partially offset by a $0.1 million decrease in EMEA. The United States increase in selling, general and administrative expenses was primarily related to $0.5 million of costs incurred in connection with the retirement of its former Chairman and Chief Executive Officer during the first quarter of 2010, as well as restructuring charges of $0.2 million when compared to the same period for the prior year. Selling, general and administrative costs in EMEA remained relatively flat when compared to the prior year, as the $1.0 million of restructuring expenses incurred in the three months ended March 31, 2010 was fully offset by reduced selling, general and administrative costs in the quarter resulting from reduced revenues for the period, as well as the beginning effects of reduced ongoing costs as a result of restructuring initiative.
Interest Expense
For the three months ended March 31, 2010, consolidated interest expense decreased by $52.0 thousand when compared to the same period for the prior year. The decrease in interest expense for the three-month period ended March 31, 2010, resulted from decrease in average outstanding debt and interest rates.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes. As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three months ended March 31, 2010 and 2009 were fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three months ended March 31, 2010 and 2009 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.

Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not always consistent when comparing periods due to the changing income tax mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance on domestic federal and certain state and foreign income taxes was required, the Company primarily considered such factors as the history of operating losses and the nature of the deferred tax assets. Interim period income tax expense or benefit is computed at the estimated annual effective tax rate, unless adjusted for specific discrete items as required.
Income tax expense as a percentage of income before taxes was approximately 30% for each of the three-month periods ended March 31, 2010 and 2009.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash used in operating activities was $1.9 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $5.7 million for the three months ended March 31, 2009. The increases in net cash used in operating activities was primarily due to the changes in operating assets and liabilities which were driven by accounts receivable and accounts payable changes that decreased cash flows by $0.7 million for the three months ended March 31, 2010 compared to an increase of approximately $4.7 million in the three months ended March 31, 2009. The slight decrease in the accounts as experienced in the first quarter of 2010 is typical for the Company’s first quarter, as working capital tends to build in connection with increased activity in the spring months. The changes experienced in the first quarter of 2009 were a result of a strong fourth quarter of 2008, followed by a significantly lower revenue level in the first quarter of 2009. In addition, the Company paid approximately $1.5 million in the first quarter of 2010 related to an arbitration award settlement.
Net cash used in investing activities was $2.4 million for the three months ended March 31, 2010 compared to $1.4 million for the three months ended March 31, 2009. Investing activities primarily consist of capital expenditures which totaled $2.3 million for the three months ended March 31, 2010 compared to $1.4 million for the same period in the prior year. The increase in capital expenditures compared to the prior year is due to the deferment of some capital projects in 2009 due to the difficult economic environment, as well as expenditures in the current year associated with the consolidation of certain facilities.
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
Net cash used in financing activities was $0.1 million for both of the three months ended March 31, 2010 and 2009. Financing activities primarily consisted of principal payments on long-term capital leases.
While the markets in which the Company operates appear to be stabilizing, the effect of the global financial crisis, which negatively affected the Company’s results over the past year, continues to impact the global economy in varying degrees, and as such, the Company believes that the risks to its business and its customers remains heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could continue to negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
On August 4, 2009, Furmanite Worldwide, Inc. and subsidiaries (“FWI”), a wholly owned subsidiary of the Parent Company, and certain foreign subsidiaries (the “designated borrowers”) of FWI entered into a new credit agreement dated July 31, 2009 with Bank of America, N.A. (the “credit agreement”). The credit agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the credit agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the credit agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the credit agreement may not exceed $35.0 million in the aggregate to the designated borrowers.

The proceeds from the initial borrowing on the credit agreement were $35.0 million and were used to pay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the credit agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At March 31, 2010 and December 31, 2009, $30.0 million was outstanding under the credit agreement. Borrowings under the credit agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the credit agreement)) which was 2.5% at March 31, 2010 and December 31, 2009. The credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at March 31, 2010, based on the unused portion of the amount available under the credit agreement. All obligations under the credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $118.8 million of current assets and property and equipment as of March 31, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2010, FWI was in compliance with all covenants under the credit agreement.
Considering the outstanding borrowings of $30.0 million, and $3.6 million related to outstanding letters of credit, the unused borrowing capacity under the credit agreement was $16.4 million at March 31, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At each of March 31, 2010 and December 31, 2009, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and

Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the three months ended March 31, 2010, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies and restructuring accrual. Critical accounting policies are discussed regularly, at least quarterly, with the Company’s Audit Committee.
Revenue Recognition
Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed.
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
Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At March 31, 2010 and December 31, 2009, the Company had no significant intangible assets subject to amortization under FASB ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
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
The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.
Stock-Based Compensation
All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying any cash dividends in the foreseeable future), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
Income Taxes
The Company adopted the provisions of FASB ASC 740-10-65 on January 1, 2007. The adoption of FASB ASC 740-10-65 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.
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
Restructuring
In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and consolidation of certain functions. The Company has taken these specific actions in order to more favorably align its selling, general and administrative costs with its current level of operations. The Company has completed a substantial portion of these cost reduction actions through first quarter of 2010, however additional costs are expected throughout 2010, although to a lesser extent.
In connection with this plan, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
New Accounting Pronouncements
None
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at March 31, 2010 or December 31, 2009, or for the three months ended March 31, 2010.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at March 31, 2010, a ten percent increase in interest rates would increase annual interest expense by approximately $3.0 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore and the United Kingdom. Overall volatility in currency exchange rates has increased over the past couple of years, and while currencies in the first quarter of 2010 were not as volatile as in recent periods, the Euro and British Pound did strengthen relative to the U.S. dollar resulting in a favorable impact on the Company’s U.S. dollar reported revenues in the first quarter of 2010 when compared to the same period of 2009. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the three months ended March 31, 2010, foreign currency-based revenues and operating income of $35.7 million and $1.4 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in a change in revenues and operating income of $3.6 million and $0.1 million, respectively.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2010. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information

Item 1.	Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.2 million and $1.3 million at March 31, 2010 and December 31, 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believes that the sales broker is an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate pending actions, the subsidiary is seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses as of March 31, 2010 and December 31, 2009, respectively.

Item 1A.	Risk Factors
During the quarter ended March 31, 2010, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.8 to the Registrant’s 10-K for the year then ended December 31, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Rights Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

4.4*	Consulting Agreement, dated April 7, 2010, among Furmanite Corporation and Michael L. Rose, the Company’s former Chief Executive Officer, as Consultant.

10.1	Credit Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Compass Bank as Syndication Agent and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

10.2	Guaranty and Collateral Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of Bank of America, N.A. as Administrative Agent incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2010.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2010.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2010.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2010.

*	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer (Principal Financial Officer)

Date: May 7, 2010