Form 10-Q
period 2010-06-30
FURMANITE CORP
filed 2010-08-06
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 40,752,815 shares of the registrant’s common stock outstanding as of August 2, 2010.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, but not limited to, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about itself and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. One is cautioned not to place undue reliance on such statements, which speak only as of the date of this report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,837	$36,117
Accounts receivable, trade (net of allowance for doubtful accounts of $1,394 and $1,617 as of June 30, 2010 and December 31, 2009, respectively)	57,936	52,021
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories:
Raw materials and supplies	17,103	18,226
Work-in-process	7,563	8,231
Finished goods	154	370
Prepaid expenses and other current assets	5,174	7,642

Total current assets	121,210	124,050
Property and equipment	66,976	66,909
Less: accumulated depreciation and amortization	(37,503)	(36,741)

Property and equipment, net	29,473	30,168
Goodwill	13,148	13,148
Deferred tax assets	4,341	3,707
Intangible and other assets	3,656	3,916

Total assets	$171,828	$174,989

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$139	$174
Accounts payable	16,722	17,077
Accrued expenses and other current liabilities	22,135	25,599
Income taxes payable	1,140	1,589

Total current liabilities	40,136	44,439
Long-term debt, non-current	30,076	30,139
Net pension liability	11,500	12,358
Other liabilities	2,760	2,723

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,742,815 and 40,682,815 shares issued as of June 30, 2010 and December 31, 2009, respectively	4,723	4,723
Additional paid-in capital	132,600	132,106
Accumulated deficit	(17,908)	(21,859)
Accumulated other comprehensive loss	(14,046)	(11,627)
Treasury stock, at cost (4,008,963 shares as of June 30, 2010 and December 31, 2009)	(18,013)	(18,013)

Total stockholders’ equity	87,356	85,330

Total liabilities and stockholders’ equity	$171,828	$174,989

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues	$77,513	$69,726	$143,948	$132,758
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	51,922	47,261	97,584	89,839
Depreciation and amortization expense	1,572	1,447	3,121	2,790
Selling, general and administrative expense	18,493	20,212	37,256	37,683

Total costs and expenses	71,987	68,920	137,961	130,312

Operating income	5,526	806	5,987	2,446
Interest income and other income (expense), net	(246)	313	96	219
Interest expense	(241)	(299)	(482)	(592)

Income before income taxes	5,039	820	5,601	2,073
Income tax expense	(1,479)	(589)	(1,650)	(962)

Net income	$3,560	$231	$3,951	$1,111

Earnings per common share:
Basic	$0.10	$0.01	$0.11	$0.03
Diluted	$0.10	$0.01	$0.11	$0.03
Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,734	36,615	36,711	36,609
Diluted	36,932	36,795	36,871	36,763
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2010 (Unaudited) and Year Ended December 31, 2009
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2009	40,612,815	4,008,963	$4,715	$131,418	$(19,029)	$(7,774)	$(18,013)	$91,317
Net loss	—	—	—	—	(2,830)	—	—	(2,830)
Stock-based compensation and stock option exercises	70,000	—	8	688	—	—	—	696
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(8,918)	—	(8,918)
Foreign currency translation adjustment	—	—	—	—	—	5,065	—	5,065

Balances at December 31, 2009	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330

Net income	—	—	—	—	3,951	—	—	3,951
Stock-based compensation and stock option exercises	60,000	—	—	494	—	—	—	494
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	1,137	—	1,137
Foreign currency translation adjustment	—	—	—	—	—	(3,556)	—	(3,556)

Balances at June 30, 2010	40,742,815	4,008,963	$4,723	$132,600	$(17,908)	$(14,046)	$(18,013)	$87,356

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2010	2009
Operating activities:
Net income	$3,951	$1,111
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	3,121	2,790
Provision for doubtful accounts	327	205
Deferred income taxes	(86)	(145)
Stock-based compensation expense	494	281
Other, net	441	(643)
Changes in operating assets and liabilities:
Accounts receivable	(6,850)	5,506
Inventories	1,842	(1,756)
Prepaid expenses and other current assets	1,316	(243)
Accounts payable	(496)	(2,817)
Accrued expenses and other current liabilities	(3,142)	(2,023)
Income taxes payable	(352)	2,901
Other, net	(47)	(596)

Net cash provided by operating activities	519	4,571

Investing activities:
Capital expenditures	(3,451)	(3,018)
Acquisition of assets	(350)	(500)
Proceeds from sale of assets	195	162

Net cash used in investing activities	(3,606)	(3,356)

Financing activities:
Payments on debt	(99)	(224)

Net cash used in financing activities	(99)	(224)

Effect of exchange rate changes on cash	(1,094)	(200)

(Decrease) increase in cash and cash equivalents	(4,280)	791
Cash and cash equivalents at beginning of period	36,117	30,793

Cash and cash equivalents at end of period	$31,837	$31,584

Supplemental cash flow information:
Cash paid for interest	$400	$606
Cash paid (received) for income taxes, net of refunds received	$1,577	$(726)
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income	$3,560	$231	$3,951	$1,111
Other comprehensive income:
Change in pension net actuarial loss and prior service credit, net of tax	205	(579)	1,137	(530)
Foreign currency translation adjustments	(1,356)	4,720	(3,556)	3,699

Total other comprehensive income (loss)	(1,151)	4,141	(2,419)	3,169

Comprehensive income	$2,409	$4,372	$1,532	$4,280

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At each of June 30, 2010 and December 31, 2009, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Revenue Recognition
Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three and six months ended June 30, 2010 and 2009.
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
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. There was not a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. There was not a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
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
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income	$3,560	$231	$3,951	$1,111

Basic weighted-average common shares outstanding	36,734	36,615	36,711	36,609
Dilutive effect of common stock equivalents	198	180	160	154

Diluted weighted-average common shares outstanding	36,932	36,795	36,871	36,763

Earnings per share:
Basic	$0.10	$0.01	$0.11	$0.03
Dilutive	$0.10	$0.01	$0.11	$0.03

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	515	672	560	592

3. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
Compensation and benefits[1]	$12,858	$11,085
Estimated potential uninsured liability claims	1,886	3,405
Taxes other than income	1,601	1,393
Value added tax payable	1,562	1,612
Professional, audit and legal fees	1,050	948
Customer deposit	936	2,731
Other employee related expenses	598	634
Rent	559	600
Interest	33	42
Payments due on purchased assets	—	350
Other[2]	1,052	2,799

	$22,135	$25,599

[1]	Includes restructuring accruals of $0.6 million and $0.7 million as of June 30, 2010 and December 31, 2009, respectively, and $0.3 million of retirement related costs as of June 30, 2010.

[2]	Includes restructuring accruals of $0.2 million as of June 30, 2010.
4. Indebtedness
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2010	2009
Borrowings under the revolving credit facility	$30,000	$30,000
Capital leases	215	313

Total long-term debt	30,215	30,313
Less: current portion of long-term debt	(139)	(174)

Total long-term debt, non-current	$30,076	$30,139

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
As of June 30, 2010 and December 31, 2009, $30.0 million was outstanding under the credit agreement. Borrowings under the credit agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the credit agreement)) which were 2.6% and 2.5% at June 30, 2010 and December 31, 2009, respectively. The credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at June 30, 2010, on the unused portion of the amount available under the credit agreement. All obligations under the credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $121.5 million of current assets and property and equipment as of June 30, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2010, FWI was in compliance with all covenants under the credit agreement.
Considering the outstanding borrowings of $30.0 million, and $5.5 million related to outstanding letters of credit, the unused borrowing capacity under the credit agreement was $14.5 million at June 30, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
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
Net pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service cost	$198	$126	$404	$237
Interest cost	879	842	1,779	1,586
Expected return on plan assets	(862)	(770)	(1,745)	(1,450)
Amortization of prior service cost	(23)	(25)	(46)	(47)
Amortization of net actuarial loss	260	47	526	89

Net periodic pension cost	$452	$220	$918	$415

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.8% overall, 8.5% for equities and 5.1% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.8 million for 2010.
6. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. For the three and six months ended June 30, 2010, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.1 million and $0.5 million, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2009. The expense for the six months ended June 30, 2010 includes $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Officer of the Company during the first quarter of 2010. Tax effects from stock-based compensation are insignificant due to the Company’s current domestic tax position. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of June 30, 2010, the total unrecognized compensation expense related to stock options and restricted stock awards was $0.6 million and $0.5 million, respectively.

7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30,	December 31,
	2010	2009
Net actuarial loss and prior service credit	$(16,325)	$(17,902)
Less: deferred tax benefit	4,551	4,991

Net of tax	(11,774)	(12,911)
Foreign currency translation adjustment	(2,272)	1,284

Total accumulated other comprehensive loss	$(14,046)	$(11,627)

8. Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of FASB ASC 740 Income Taxes (“ASC 740”). As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and six months ended June 30, 2010 and 2009 were fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three and six months ended June 30, 2010 and 2009 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expense is not always consistent when comparing periods due to the changing income before income taxes mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance on domestic federal and certain state and foreign income taxes was required, the Company primarily considered such factors as the history of operating losses and the nature of the deferred tax assets. Interim period income tax expense or benefit is computed at the estimated annual effective tax rate, unless adjusted for specific discrete items as required.
Income tax expense as a percentage of income before income taxes was approximately 29.5% and 46.4% for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009 income tax expense as a percentage of income before income taxes was approximately 29.4% and 71.8%, respectively. The changes in the rates are related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not. The difference in mix, combined with the lower level of income before income taxes, resulted in a significantly higher effective income tax rate in 2009.
In accordance with ASC 740, the Company recognizes the tax benefit from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.
Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three and six months ended June 30, 2010 and 2009. Unrecognized tax benefits at June 30, 2010 and December 31, 2009 of $1.1 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

A reconciliation of the change in the unrecognized tax benefits for the six months ended June 30, 2010 is as follows (in thousands):

Balance at December 31, 2009	$1,007
Additions based on tax positions	131
Reductions due to lapses of statutes of limitations	(31)

Balance at June 30, 2010	$1,107

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.2 million and $1.3 million at June 30, 2010 and December 31, 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believed that the sales broker was an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate actions, the subsidiary was seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award, however, upon mutual agreement by all parties, these separate actions were dismissed in July 2010.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses and other current liabilities as of June 30, 2010 and December 31, 2009, respectively.
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

Geographical areas are the Americas (which includes operations in North America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific. For comparative purposes, the Americas geographical area is formerly known as the United States. The geographical area was renamed to incorporate operations in Canada and expected future expansion in North America and Latin America. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Three months ended June 30, 2010:
Under pressure services	$12,359	$8,049	$4,174	$24,582
Turnaround services	15,678	14,654	6,863	37,195
Other services	9,513	5,143	1,080	15,736

Total revenues	$37,550	$27,846	$12,117	$77,513

Three months ended June 30, 2009:
Under pressure services	$11,191	$8,416	$4,533	$24,140
Turnaround services	14,206	13,507	3,772	31,485
Other services	6,905	6,291	905	14,101

Total revenues	$32,302	$28,214	$9,210	$69,726

Six months ended June 30, 2010:
Under pressure services	$23,737	$17,604	$8,238	$49,579
Turnaround services	31,041	25,290	10,581	66,912
Other services	14,339	11,213	1,905	27,457

Total revenues	$69,117	$54,107	$20,724	$143,948

Six months ended June 30, 2009:
Under pressure services	$20,582	$18,147	$7,195	$45,924
Turnaround services	29,688	24,281	6,176	60,145
Other services	12,106	12,985	1,598	26,689

Total revenues	$62,376	$55,413	$14,969	$132,758

Historically, the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations, the operating income by geographical area based on physical location would have been as follows (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Three months ended June 30, 2010:
Operating income[1]	$515	$1,569	$3,442	$5,526
Allocation of headquarter costs	2,187	(1,536)	(651)	—

Adjusted operating income	$2,702	$33	$2,791	$5,526

Three months ended June 30, 2009:
Operating income (loss)	$(2,015)	$883	$1,938	$806
Allocation of headquarter costs	1,969	(1,487)	(482)	—

Adjusted operating income (loss)	$(46)	$(604)	$1,456	$806

Six months ended June 30, 2010:
Operating income (loss)[2]	$(169)	$933	$5,223	$5,987
Allocation of headquarter costs	4,317	(3,146)	(1,171)	—

Adjusted operating income (loss)	$4,148	$(2,213)	$4,052	$5,987

Six months ended June 30, 2009:
Operating income (loss)	$(2,920)	$2,958	$2,408	$2,446
Allocation of headquarter costs	3,337	(2,625)	(712)	—

Adjusted operating income	$417	$333	$1,696	$2,446

[1]	Includes restructuring charges totaling $0.2 million and $0.7 million in the Americas and EMEA, respectively.

[2]	Includes restructuring charges totaling $0.4 million and $2.3 million in the Americas and EMEA, respectively.
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	June 30,	December 31,
	2010	2009
Americas	$17,165	$17,050
EMEA	10,570	11,248
Asia-Pacific	3,356	3,717

	$31,091	$32,015

11. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820-10, Fair Value Measurement (“ASC 820-10”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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
The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of June 30, 2010 and December 31, 2009 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at June 30, 2010, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.
12. Restructuring
During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and consolidation of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2009 Cost Reduction Initiative
The Company has completed a substantial portion of this cost reduction initiative, which began in the fourth quarter of 2009, however, certain lease termination costs related to this initiative, are expected to be recognized over the next several quarters. For the three months ended June 30, 2010, restructuring costs of $0.3 million were incurred and are included in selling, general and administrative expenses. For the six months ended June 30, 2010, restructuring costs of $0.7 million and $1.4 million were incurred and are included in operating costs and selling, general and administrative expenses, respectively. The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $3.4 million. As of June 30, 2010, the costs incurred since inception of this cost reduction initiative totaled approximately $3.2 million, with approximately $0.2 million remaining related to lease termination costs expected to be incurred during the remainder of 2010 and into 2011.
2010 Cost Reduction Initiative
In 2010, the Company continued to review its business for operating efficiencies. As a result of this review, additional selling, general and administrative cost reduction opportunities were identified, which resulted in further restructuring costs. These additional cost reduction opportunities relate primarily to improving the operational and administrative efficiency of the Company’s EMEA operations, while providing a structure which will allow for future expansion of operations within the region. For the three and six months ended June 30, 2010, restructuring costs, related to the 2010 cost reduction initiative, of $0.6 million were incurred and are included in selling, general and administrative expenses. Although all costs associated with this restructuring initiative have not yet been determined, the Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative.
In connection with these initiatives, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”

The activity related to reserves associated with the cost reduction initiatives for the six months ended June 30, 2010, is as follows (in thousands):

	Reserve at				Reserve at
	December 31,			Foreign currency	June 30,
	2009	Charges	Cash payments	adjustments	2010

2009 Initiative
Severance and benefit costs	$690	$1,286	$(1,633)	$(61)	$282
Lease termination costs	—	405	(290)	(1)	114
Other restructuring costs	—	441	(416)	—	25

2010 Initiative
Severance and benefit costs	—	592	(264)	17	345

	$690	$2,724	$(2,603)	$(45)	$766

Restructuring costs associated with the cost reduction initiatives consist of the following (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Severance and benefit costs	$692	$—	$1,878	$—
Lease termination costs	89	—	405	—
Other restructuring costs	89	—	441	—

	$870	$—	$2,724	$—

Restructuring costs were incurred in the following geographical areas (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Americas	$180	$—	$367	$—
EMEA	690	—	2,357	—

	$870	$—	$2,724	$—

Total workforce reductions related to the cost reduction initiatives included terminations for 117 employees, which include reductions of 27 employees in the Americas, 89 employees in EMEA, and one employee in Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively the “Company”) provides specialized technical services, including under pressure services which include leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing; turnaround services which include on-site machining, heat treatment, bolting, valve repair; and other services which includes heat exchanger design and repair, concrete repair and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries and other process industries in Europe, the Middle East, Africa (collectively “EMEA”), North America and Latin America (collectively “Americas”), and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”).
Financial Overview
For the three and six months ended June 30, 2010, consolidated revenues increased by $7.8 million and $11.2 million, respectively, compared to the three and six months ended June 30, 2009, primarily related to increases in leak sealing, hot tapping, line stopping and bolting services. The Company’s net income for the three and six months ended June 30, 2010 increased by $3.3 million and $2.8 million, respectively, compared to the three and six months ended June 30, 2009. The increase in net income was a result of the increase in revenues as well as operational improvements realized as a result of the cost reduction initiatives which began in late 2009 and have continued through the first half of 2010.
In December 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and consolidation of certain functions, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. The Company expects to incur total costs of approximately $3.4 million in connection with this cost reduction initiative. As of June 30, 2010, the Company has completed a substantial portion of the 2009 cost reduction initiative with total restructuring costs incurred since its inception of approximately $3.2 million, of which $0.3 million and $2.1 million were incurred in the three and six months ended June 30, 2010, respectively. Additional lease termination costs of $0.2 million related to this initiative are expected to be incurred throughout the remainder of 2010 and into 2011.
In May 2010, the Company committed to an additional cost reduction initiative, primarily related to the consolidation of certain functions within the Company’s EMEA operations. The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. Although all costs associated with this restructuring initiative have not yet been determined, the Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are expected to be primarily related to severance and benefit costs. For the three and six months ended June 30, 2010, restructuring costs of $0.6 million were incurred as a result of this additional cost reduction initiative. The Company expects to complete the 2010 cost reduction initiative in 2011, with the majority of these costs expected in the second half of 2010. Upon completion of the 2010 cost reduction initiative, the Company estimates the effects of the initiative to result in annual cost reductions of approximately $5.0 million, primarily compensation costs, half of which will affect operating costs with the other half impacting selling, general and administrative costs.
As a result of these two initiatives, total restructuring costs negatively impacted operating income by $0.9 million and $2.7 million and net income by $0.8 million and $2.4 million, for the three and six months ended June 30, 2010, respectively.
The Company’s diluted earnings per share for the three and six months ended June 30, 2010 were $0.10 and $0.11, respectively, compared to $0.01 and $0.03 for the three and six months ended June 30, 2009, respectively.

Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$77,513	$69,726	$143,948	$132,758
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	51,922	47,261	97,584	89,839
Depreciation and amortization expense	1,572	1,447	3,121	2,790
Selling, general and administrative expense	18,493	20,212	37,256	37,683

Total costs and expenses	71,987	68,920	137,961	130,312

Operating income	5,526	806	5,987	2,446
Interest income and other income (expense), net	(246)	313	96	219
Interest expense	(241)	(299)	(482)	(592)

Income before income taxes	5,039	820	5,601	2,073
Income tax expense	(1,479)	(589)	(1,650)	(962)

Net income	$3,560	$231	$3,951	$1,111

Earnings per share:
Basic	$0.10	$0.01	$0.11	$0.03
Diluted	$0.10	$0.01	$0.11	$0.03

Geographical Information

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Americas	$37,550	$32,302	$69,117	$62,376
EMEA	27,846	28,214	54,107	55,413
Asia-Pacific	12,117	9,210	20,724	14,969

Total revenues	77,513	69,726	143,948	132,758

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	25,260	21,745	46,024	41,981
EMEA	19,805	20,267	39,732	38,890
Asia-Pacific	6,857	5,249	11,828	8,968

Total operating costs (exclusive of depreciation and amortization)	51,922	47,261	97,584	89,839
Operating costs as a percentage of revenue	67.0%	67.8%	67.8%	67.7%

Depreciation and amortization expense
Americas, including corporate	846	812	1,658	1,602
EMEA	453	394	920	745
Asia-Pacific	273	241	543	443

Total depreciation and amortization expense	1,572	1,447	3,121	2,790
Depreciation and amortization expense as a percentage of revenue	2.0%	2.1%	2.2%	2.1%

Selling, general and administrative expense
Americas, including corporate	10,929	11,760	21,604	21,713
EMEA	6,019	6,670	12,522	12,820
Asia-Pacific	1,545	1,782	3,130	3,150

Total selling general and administrative expense	18,493	20,212	37,256	37,683
Selling, general and administrative expense as a percentage of revenue	23.9%	29.0%	25.9%	28.4%

Total costs and expenses	$71,987	$68,920	$137,961	$130,312

Geographical areas are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to EMEA or Asia-Pacific.
Revenues
For the six months ended June 30, 2010, consolidated revenues increased by $11.2 million, or 8.4%, to $143.9 million, compared to $132.7 million for the six months ended June 30, 2009. Changes related to foreign currency exchange rates favorably impacted revenues by $2.9 million, of which $2.7 million, $0.1 million and $0.1 million were related to favorable impacts from Asia-Pacific, EMEA, and Americas, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $8.3 million, or 6.2%, for the six months ended June 30, 2010 compared to the same period in the prior year. This $8.3 million increase in revenues consisted of a $6.6 million increase in the Americas and a $3.1 million increase in Asia-Pacific, partially offset by a $1.4 million decrease in EMEA. The increase in revenues in the Americas was due to increases in under pressure services, which included volume increases in leak sealing and line stopping of approximately 14.8% when compared to revenues in the same period in the prior year. Additionally, revenues increased within other services by approximately 14.7% related to volume increases in product and other manufacturing services, including a $4.7 million hot tapping equipment package sale. The increase in revenues in Asia-Pacific was primarily attributable to increases in turnaround services in Australia, which included volume increases in bolting services of approximately 39.6% when compared to revenues in the same period in the prior year. The decrease in revenues in EMEA was primarily attributable to volume decreases in other services of approximately 14.4% and primarily related to decreases within product and other manufacturing services. Partially offsetting this decrease were increases in turnaround services, which included volume increases in bolting services of approximately 6.4%, when compared to revenues in the same period in the prior year.
For the three months ended June 30, 2010, consolidated revenues increased by $7.8 million, or 11.2%, to $77.5 million, compared to $69.7 million for the three months ended June 30, 2009. Changes related to foreign currency exchange rates unfavorably impacted revenues by $0.4 million, of which $1.6 million was related to unfavorable impacts in EMEA which were partially offset by favorable impacts of $1.2 million in Asia-Pacific. Excluding the foreign currency exchange rate impact, revenues increased by $8.2 million, or 11.7%, for the three months ended June 30, 2010 compared to the same period in the prior year. This $8.2 million increase in revenues consisted of increases of $5.3 million, $1.7 million and $1.2 million in the Americas, Asia-Pacific and EMEA, respectively. The increase in revenues in the Americas was due to increases in under pressure, turnaround and other services, which primarily included volume increases in leak sealing services of approximately 11.1%, bolting services of approximately 6.5% and product and other manufacturing services of approximately 39.3% when compared to revenues in the same period in the prior year. The increase in manufacturing and product sales includes a $4.7 million hot tapping equipment package sale. The increase in revenues in Asia-Pacific was primarily attributable to increases in turnaround services in Australia, which included volume increases in bolting services of approximately 46.6% when compared to revenues in the same period in the prior year. The increase in revenues in EMEA was attributable to volume increases in turnaround services of approximately 15.8%, which included volume increases in bolting and on-site machining services. Partially offsetting this increase were decreases in other services of approximately 13.8% and primarily related to decreases within product and other manufacturing services, when compared to revenues in the same period in the prior year.
Operating Costs (exclusive of depreciation and amortization)
For the six months ended June 30, 2010, operating costs, including $0.7 million of restructuring costs, increased $7.7 million, or 8.6%, to $97.5 million, compared to $89.8 million for the six months ended June 30, 2009. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.9 million, of which $1.7 million, $0.1 million and $0.1 million were related to unfavorable impacts from Asia-Pacific, EMEA and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $5.8 million, or 6.5%, for the six months ended June 30, 2010, compared to the same period in the prior year. This change consisted of a $3.9 million, $1.2 million, and a $0.7 million increase in the Americas, Asia-Pacific and EMEA, respectively. The increase in operating costs in the Americas was primarily related to higher material and labor costs of approximately 6.5% when compared to the same period in the prior year, which were attributable to the increase in revenue. The increase in operating costs in Asia-Pacific was primarily attributable to an increase in labor and material costs of approximately 9.5% when compared to the same period in the prior year associated with the increased revenues in Australia. The increase in EMEA was primarily due to $0.7 million of severance related restructuring costs.
For the three months ended June 30, 2010, operating costs increased $4.6 million, or 9.7%, to $51.9 million, compared to $47.3 million for the three months ended June 30, 2009. Changes related to foreign currency exchange rates favorably impacted costs by $0.4 million, of which $1.2 million related to favorable impacts from EMEA but were partially offset by unfavorable impacts of $0.8 million in Asia-Pacific. Excluding the foreign currency exchange rate impact, operating costs increased $5.0 million, or 10.6% for the three months ended June 30, 2010, compared to the same period in the prior year. This change consisted of a $3.5 million, $0.8 million, and a $0.7 million increase in the Americas, Asia-Pacific and EMEA, respectively. The increase in operating costs in the Americas was primarily related to higher material and labor costs of approximately 11.6% as well as a slight increase in travel costs, when compared to the same period in the prior year, which were attributable to the increase in revenue. The increase in operating costs in Asia-Pacific was primarily attributable to an increase in labor and material costs of approximately 11.9% when compared to the same period in the prior year associated with the increased revenues in Australia. The increase in EMEA was primarily due increased labor and material costs of approximately 1%, when compared to the same period in the prior year, consistent with the increase in revenue.
Operating costs as a percentage of revenue were 67.8% and 67.7% for the six months ended June 30, 2010 and 2009, respectively, and 67.0% and 67.8% for the three months ended June 30, 2010 and 2009, respectively.
Depreciation and Amortization
For the three and six months ended June 30, 2010, depreciation and amortization expense increased $0.1 million, or 8.6% and $0.3 million, or 11.8%, respectively, when compared to the same periods in the prior year. Changes related to foreign currency exchange rates unfavorably impacted depreciation and amortization expense by $0.1 million for the six months ended June 30, 2010, with minimal impact for the three months ending June 30, 2010. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three and six months ended June 30, 2010 was $0.1 million and $0.2 million higher compared to the same periods in the prior year, respectively, due to capital expenditures of approximately $7.0 million over the twelve-month period ended June 30, 2010.
Depreciation and amortization expense as a percentage of revenue were 2.2% and 2.1% for the six months ended June 30, 2010 and 2009, respectively, and 2.0% and 2.1% for the three months ended June 30, 2010 and 2009, respectively.
Selling, General and Administrative
For the six months ended June 30, 2010, selling, general and administrative expenses, including $2.0 million of restructuring costs, decreased $0.4 million, or 1.1%, to $37.3 million compared to $37.7 million for the six months ended June 30, 2009. Changes related to foreign currency exchange rates unfavorably impacted costs by $0.4 million, which were related to unfavorable impacts in Asia-Pacific. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses decreased $0.8 million, or 2.1%, for the six months ended June 30, 2010, compared to the same period in the prior year. This $0.8 million decrease in selling, general and administrative costs consisted of a $0.4 million, $0.3 million and a $0.1 million decrease in Asia-Pacific, EMEA and the Americas, respectively. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related cost and travel expenses of approximately 8.3% when compared to the same period in the prior year. In EMEA, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 9.5% when compared to the same period in the prior year. These decreases were substantially offset by restructuring costs of $1.6 million incurred in the six months ended June 30, 2010, which included $1.0 million, $0.4 million and $0.2 million related to severance and benefit costs, lease termination costs and other restructuring costs, respectively. Selling, general and administrative expense in the Americas declined slightly as reductions in costs of approximately 4.7% were substantially offset by $0.5 million of costs incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer, as well as severance related restructuring charges of $0.4 million, when compared to the same period in the prior year.
For the three months ended June 30, 2010, selling, general and administrative expenses, including $0.9 million of restructuring costs, decreased $1.7 million, or 8.5%, to $18.5 million compared to $20.2 million for the three months ended June 30, 2009. Changes related to foreign currency exchange rates favorably impacted costs by $0.2 million, of which $0.3 million were related to favorable impacts in EMEA and were partially offset by unfavorable impacts of $0.1 million in Asia-Pacific. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses decreased $1.5 million, or 7.4%, for the three months ended June 30, 2010, compared to the same period in the prior year. This $1.5 million decrease in selling, general and administrative costs consisted of a $0.8 million, $0.4 million and a $0.3 million decrease in the Americas, Asia-Pacific and EMEA, respectively. The Americas decrease in selling, general and administrative expenses was related to reductions in salary and related costs, rent and travel expenses and other professional fees of approximately 5.7%, but was partially offset by additional severance related restructuring charges of $0.2 million when compared to the same period in the prior year. In Asia-Pacific, decreases in selling, general and administrative expenses were primarily a result of reductions in salary and related cost and travel expenses of approximately 14.8% when compared to the prior year. Decreases in selling, general and administrative costs in EMEA were primarily a result of reductions in salary and related costs of approximately 15.7% when compared to the same period in the prior year. These decreases were offset by restructuring costs of $0.7 million incurred in the three months ended June 30, 2010, which included $0.5 million, $0.1 million and $0.1 million related to severance and benefit costs, lease termination costs and other restructuring costs, respectively.
As a result of the above factors, selling, general and administrative costs as a percentage of revenues decreased to 23.9% and 25.9% for the three and six months ending June 30, 2010, respectively, compared to 29.0% and 28.4% for the three and six months ended June 30, 2009, respectively.
Other Income
Interest Expense
For both the three and six months ended June 30, 2010, consolidated interest expense decreased by $0.1 million, when compared to the three and six months ended June 30, 2009. The decrease in interest expense for both the three and six months ended June 30, 2010, resulted from a decrease in average outstanding debt and interest rates when compared to the same periods in 2009.
Interest Income and Other Income (Expense), Net
For the three and six months ended June 30, 2010, interest income and other income (expense) decreased $0.6 million and $0.1 million, respectively, when compared to the same periods in the prior year. Interest income and other income (expense) primarily relates to foreign currency exchange gains and losses, however, the three and six months ended June 30, 2009 include approximately $0.3 million of income related to a release of environmental liabilities.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740 Income Taxes (“ASC 740). As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and six months ended June 30, 2010 and 2009 were fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three and six months ended June 30, 2010 and 2009 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not always consistent when comparing periods due to the changing income before income taxes mix between domestic and foreign operations and within the foreign operations. In concluding that a full valuation allowance on domestic federal and certain state and foreign income taxes was required, the Company primarily considered such factors as the history of operating losses and the nature of the deferred tax assets. Interim period income tax expense or benefit is computed at the estimated annual effective tax rate, unless adjusted for specific discrete items as required.
For the three and six months ended June 30, 2010, income tax expense as a percentage of income before income taxes decreased to 29.4% and 29.5%, respectively, compared to 71.8% and 46.4% for the three and six months ended June 30, 2009, respectively. The changes in the rates are related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not. The difference in mix, combined with the lower level of income before income taxes, resulted in a significantly higher effective income tax rate in 2009.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $0.5 million for the six months ended June 30, 2010 compared to $4.6 million for the six months ended June 30, 2009. The decrease in net cash provided by operating activities was primarily due to changes in working capital requirements, driven by an increase in accounts receivable, that decreased cash flows by $7.7 million for the six months ended June 30, 2010 compared to an increase of approximately $1.0 million in the six months ended June 30, 2009. The changes are primarily due to the increase in revenues compared to the same period in 2009. The changes in operating assets and liabilities were partially offset by a $2.8 million increase in net income in the six months ended June 30, 2010 as compared to the same period in prior year. In addition, the Company paid approximately $1.5 million in the first quarter of 2010 related to an arbitration award settlement.
Net cash used in investing activities was $3.6 million for the six months ended June 30, 2010 compared to $3.4 million for the six months ended June 30, 2009. Investing activities primarily consist of capital expenditures which totaled $3.5 million for the six months ended June 30, 2010 compared to $3.0 million for the same period in 2009. The increase in capital expenditures compared to the prior year is due to the deferment of certain capital projects in 2009 due to the difficult economic environment, as well as expenditures in the current year associated with the consolidation of certain facilities as part of the Company’s cost reduction initiatives.
Consolidated capital expenditures for fiscal year 2010 have been budgeted at $9.0 million to $11.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2010 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $0.1 million for the six months ended June 30, 2010, compared to $0.2 million for the six months ended June 30, 2009. Financing activities primarily consisted of principal payments on long-term capital leases.
While the Company’s operating results for the six months ended June 30, 2010 have improved as compared to the same period last year, the effect of the global financial crisis continues to impact the worldwide economy, including the markets in which the Company operates, in varying degrees, and as such, the Company believes that the risks to its business and its customers remain heightened.

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
As of June 30, 2010 and December 31, 2009, $30.0 million was outstanding under the credit agreement. Borrowings under the credit agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the credit agreement)) which were 2.6% and 2.5% at June 30, 2010 and December 31, 2009, respectively. The credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at June 30, 2010, on the unused portion of the amount available under the credit agreement. All obligations under the credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $121.5 million of current assets and property and equipment as of June 30, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2010, FWI was in compliance with all covenants under the credit agreement.
Considering the outstanding borrowings of $30.0 million, and $5.5 million related to outstanding letters of credit, the unused borrowing capacity under the credit agreement was $14.5 million at June 30, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
The Company committed to cost reduction initiatives at the end of 2009 and in the first half of 2010 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of June 30, 2010, the costs incurred since the inception of these cost reduction initiatives totaled approximately $3.8 million. During the six months ended June 30, 2010, the Company incurred restructuring charges of $2.7 million and made cash payments of $2.6 million related to these initiatives. As of June 30, 2010, the remaining reserve associated with these initiatives totaled $0.8 million with estimated additional charges to be incurred of approximately $3.6 million, all of which are expected to require cash payments. Total workforce reductions, which began in the fourth quarter of 2009, included terminations for 117 employees, which include reductions of 27 employees in the Americas, 89 employees in EMEA, and one employee in Asia-Pacific.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of

KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At each of June 30, 2010 and December 31, 2009, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under existing debt facilities, will be sufficient to finance current operations, including the Company’s cost reduction initiative obligations, planned capital expenditure requirements and internal growth for the foreseeable future.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred except for restructuring accruals in the six months ended June 30, 2010, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, stock-based compensation, income taxes, defined benefit pension plan, and contingencies. Critical accounting policies are discussed regularly, at least quarterly, with the Company’s Audit Committee.
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

Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other (“ASC 350”). Under ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At June 30, 2010 and December 31, 2009, the Company had no significant intangible assets subject to amortization under ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
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
The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment (“ASC 360”). Under ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition.
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
Income Taxes
The Company adopted the provisions of ASC 740-10-65 on January 1, 2007. The adoption of ASC 740-10-65 had no net impact on the Company’s tax reserves during 2007. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.
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
Restructuring
In the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and consolidation of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded estimated expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. There was not a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
In February 2010, the FASB issued Accounting Standards Update 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”). ASU 2010-09 amends the guidance issued in ASC 855, Subsequent Events, by not requiring SEC filers to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 was effective upon issuance. There was not a material impact from the adoption of this guidance on the Company’s consolidated financial statements.

Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at June 30, 2010 or December 31, 2009, or for the six months ended June 30, 2010.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at June 30, 2010, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore and the United Kingdom. Overall volatility in currency exchange rates has increased over the past couple of years, and while currencies in the first half of 2010 were not as volatile as in recent periods, foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the six months ended June 30, 2010, but a slightly favorable impact for the three months ended June 30, 2010 when compared to the same periods of 2009. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the six months ended June 30, 2010, foreign currency-based revenues and operating income of $75.8 million and $6.0 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in a change in revenues and operating income of $6.9 million and $0.5 million, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2010. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, our most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.2 million and $1.3 million at June 30, 2010 and December 31, 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believed that the sales broker was an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate actions, the subsidiary was seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award, however, upon mutual agreement by all parties, these separate actions were dismissed in July 2010.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses as of June 30, 2010 and December 31, 2009, respectively.
Item 1A. Risk Factors
During the quarter ended June 30, 2010, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.8 to the Registrant’s 10-K for the year then ended December 31, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Rights Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

4.4	Consulting Agreement, dated April 7, 2010, among Furmanite Corporation and Michael L. Rose, the Company’s former Chief Executive Officer, as Consultant, incorporated by reference herein to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

10.1	Credit Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Compass Bank as Syndication Agent and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

10.2	Guaranty and Collateral Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of Bank of America, N.A. as Administrative Agent incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2010.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2010.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2010.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2010.

*	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer (Principal Financial Officer)

Date: August 6, 2010