Form 10-Q
period 2010-09-30
FURMANITE CORP
filed 2010-11-08
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,745,037 shares of the registrant’s common stock outstanding as of November 1, 2010.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	4

Consolidated Income Statements for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 (unaudited) and for the Year Ended December 31, 2009	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	7

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosure About Market Risk	30

Item 4. Controls and Procedures	30

PART II. Other Information

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 6. Exhibits	32
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,782	$36,117
Accounts receivable, trade (net of allowance for doubtful accounts of $1,456 and $1,617 as of September 30, 2010 and December 31, 2009, respectively)	58,437	52,021
Receivable from businesses distributed to common stockholders	1,443	1,443
Inventories:
Raw materials and supplies	18,268	18,226
Work-in-process	7,558	8,231
Finished goods	171	370
Prepaid expenses and other current assets	4,460	7,642

Total current assets	130,119	124,050
Property and equipment	70,570	66,909
Less: accumulated depreciation and amortization	(40,852)	(36,741)

Property and equipment, net	29,718	30,168
Goodwill	13,148	13,148
Deferred tax assets	4,525	3,707
Intangible and other assets	3,609	3,916

Total assets	$181,119	$174,989

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$116	$174
Accounts payable	15,539	17,077
Accrued expenses and other current liabilities	26,943	25,599
Income taxes payable	1,183	1,589

Total current liabilities	43,781	44,439
Long-term debt, non-current	30,092	30,139
Net pension liability	11,975	12,358
Other liabilities	2,812	2,723

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,754,000 and 40,682,815 shares issued as of September 30, 2010 and December 31, 2009, respectively	4,724	4,723
Additional paid-in capital	132,779	132,106
Accumulated deficit	(16,097)	(21,859)
Accumulated other comprehensive loss	(10,934)	(11,627)
Treasury stock, at cost (4,008,963 shares as of September 30, 2010 and December 31, 2009)	(18,013)	(18,013)

Total stockholders’ equity	92,459	85,330

Total liabilities and stockholders’ equity	$181,119	$174,989

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues	$66,935	$70,757	$210,883	$203,515
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	45,714	46,592	143,298	136,431
Depreciation and amortization expense	1,646	1,563	4,767	4,353
Selling, general and administrative expense	16,869	21,016	54,125	58,699

Total costs and expenses	64,229	69,171	202,190	199,483

Operating income	2,706	1,586	8,693	4,032
Interest income and other income (expense), net	438	191	534	410
Interest expense	(238)	(524)	(720)	(1,116)

Income before income taxes	2,906	1,253	8,507	3,326
Income tax expense	(1,095)	(1,050)	(2,745)	(2,012)

Net income	$1,811	$203	$5,762	$1,314

Earnings per common share:
Basic	$0.05	$0.01	$0.16	$0.04
Diluted	$0.05	$0.01	$0.16	$0.04

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,743	36,635	36,722	36,618
Diluted	36,903	36,796	36,881	36,751
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2010 (Unaudited) and Year Ended December 31, 2009
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2009	40,612,815	4,008,963	$4,715	$131,418	$(19,029)	$(7,774)	$(18,013)	$91,317
Net loss	—	—	—	—	(2,830)	—	—	(2,830)
Stock-based compensation and stock option exercises	70,000	—	8	688	—	—	—	696
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(8,918)	—	(8,918)
Foreign currency translation adjustment	—	—	—	—	—	5,065	—	5,065

Balances at December 31, 2009	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330

Net income	—	—	—	—	5,762	—	—	5,762
Stock-based compensation and stock option exercises	71,185	—	1	673	—	—	—	674
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	802	—	802
Foreign currency translation adjustment	—	—	—	—	—	(109)	—	(109)

Balances at September 30, 2010	40,754,000	4,008,963	$4,724	$132,779	$(16,097)	$(10,934)	$(18,013)	$92,459

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2010	2009
Operating activities:
Net income	$5,762	$1,314
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	4,767	4,353
Provision for doubtful accounts	253	312
Deferred income taxes	(144)	(220)
Stock-based compensation expense	654	443
Other, net	153	(142)
Changes in operating assets and liabilities:
Accounts receivable	(6,486)	5,072
Inventories	839	(901)
Prepaid expenses and other current assets	2,151	694
Accounts payable	(1,536)	(2,473)
Accrued expenses and other current liabilities	1,854	740
Income taxes payable	(272)	2,113
Other, net	(33)	53

Net cash provided by operating activities	7,962	11,358

Investing activities:
Capital expenditures	(4,484)	(5,446)
Acquisition of assets	(350)	(700)
Proceeds from sale of assets	759	226

Net cash used in investing activities	(4,075)	(5,920)

Financing activities:
Payments on debt	(188)	(35,382)
Proceeds from issuance of debt	76	35,049
Debt issuance costs	—	(567)
Issuance of common stock	20	126

Net cash used in financing activities	(92)	(774)

Effect of exchange rate changes on cash	(130)	753

Increase in cash and cash equivalents	3,665	5,417
Cash and cash equivalents at beginning of period	36,117	30,793

Cash and cash equivalents at end of period	$39,782	$36,210

Supplemental cash flow information:
Cash paid for interest	$601	$1,091
Cash paid (received) for income taxes, net of refunds received	$2,826	$(113)
The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$1,811	$203	$5,762	$1,314
Other comprehensive income:
Change in pension net actuarial loss and prior service credit, net of tax	(335)	162	802	(368)
Foreign currency translation adjustments	3,447	1,165	(109)	4,864

Total other comprehensive income	3,112	1,327	693	4,496

Comprehensive income	$4,923	$1,530	$6,455	$5,810

The accompanying notes are an integral part of these financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
1. General and Summary of Significant Accounting Policies
General
The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements, have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in the fourth quarter of 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At each of September 30, 2010 and December 31, 2009, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
Revenue Recognition
Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three and nine months ended September 30, 2010 and 2009.
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
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. There was not nor does the Company expect a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
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
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses as well as requires companies to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for interim periods and fiscal years ending on or after December 15, 2010. The Company does not expect a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
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
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$1,811	$203	$5,762	$1,314

Basic weighted-average common shares outstanding	36,743	36,635	36,722	36,618
Dilutive effect of common stock equivalents	160	161	159	133

Diluted weighted-average common shares outstanding	36,903	36,796	36,881	36,751

Earnings per share:
Basic	$0.05	$0.01	$0.16	$0.04
Dilutive	$0.05	$0.01	$0.16	$0.04

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	810	577	643	547

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):
	September 30,	December 31,
	2010	2009
Compensation and benefits[1]	$17,521	$11,085
Estimated potential uninsured liability claims	1,886	3,405
Taxes other than income	1,276	1,393
Value added tax payable	2,411	1,612
Professional, audit and legal fees	1,320	948
Customer deposit	113	2,731
Other employee related expenses	535	634
Rent	681	600
Interest	25	42
Payments due on purchased assets	—	350
Other[2]	1,175	2,799

	$26,943	$25,599

[1]	Includes restructuring accruals of $2.1 million and $0.7 million as of September 30, 2010 and December 31, 2009.

[2]	Includes restructuring accruals of $0.2 million as of September 30, 2010.
4. Indebtedness

Long-term debt consists of the following (in thousands):
	September 30,	December 31,
	2010	2009
Borrowings under the revolving credit facility	$30,000	$30,000
Capital leases	208	313

Total long-term debt	30,208	30,313
Less: current portion of long-term debt	(116)	(174)

Total long-term debt, non-current	$30,092	$30,139

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
As of September 30, 2010 and December 31, 2009, $30.0 million was outstanding under the credit agreement. Borrowings under the credit agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the credit agreement)) which were 2.3% and 2.5% at September 30, 2010 and December 31, 2009, respectively. The credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at September 30, 2010, on the unused portion of the amount available under the credit agreement. All obligations under the credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $131.7 million of current assets and property and equipment as of September 30, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2010, FWI was in compliance with all covenants under the credit agreement.
Considering the outstanding borrowings of $30.0 million, and $1.3 million related to outstanding letters of credit, the unused borrowing capacity under the credit agreement was $18.7 million at September 30, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
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
Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Service cost	$211	$125	$615	$362
Interest cost	928	835	2,707	2,420
Expected return on plan assets	(910)	(763)	(2,655)	(2,213)
Amortization of prior service cost	(24)	(25)	(70)	(71)
Amortization of net actuarial loss	274	47	800	136

Net periodic pension cost	$479	$219	$1,397	$634

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.8% overall, 8.5% for equities and 5.1% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.8 million for 2010.
6. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. For the three and nine months ended September 30, 2010, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.2 million and $0.7 million, respectively, and $0.2 million and $0.4 million for the three and nine months ended September 30, 2009. The expense for the nine months ended September 30, 2010 includes $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Officer of the Company during the first quarter of 2010. Tax effects from stock-based compensation are insignificant due to the Company’s current domestic tax position. During the third quarter of 2010, the Company granted options to purchase 225,000 shares of its common stock with a fair market value of $2.59 per option. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of September 30, 2010, the total unrecognized compensation expense related to stock options and restricted stock awards was $1.1 million and $0.4 million, respectively.

7. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30,	December 31,
	2010	2009
Net actuarial loss and prior service credit	$(16,787)	$(17,902)
Less: deferred tax benefit	4,678	4,991

Net of tax	(12,109)	(12,911)
Foreign currency translation adjustment	1,175	1,284

Total accumulated other comprehensive loss	$(10,934)	$(11,627)

8. Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of FASB ASC 740, Income Taxes (“ASC 740”). As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and nine months ended September 30, 2010 and 2009 were fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three and nine months ended September 30, 2010 and 2009 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
Income tax expense as a percentage of income before income taxes was approximately 32.3% and 60.5% for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009 income tax expense as a percentage of income before income taxes was approximately 37.7% and 83.8%, respectively. The changes in the rates are related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
The tax rate in 2009 was significantly impacted by foreign currency transaction gains and losses. Through the nine months ended September 30, 2009, the Company’s United Kingdom subsidiary recognized approximately $3.6 million of foreign currency transaction gains primarily related to U.S. dollar denominated notes outstanding on the Company’s previous credit agreement. During the same period, U.S.-based subsidiaries of the Company recognized foreign currency transaction losses substantially offsetting the impact of the currency transaction gains in the United Kingdom, however, income tax expenses in the United Kingdom related to these gains were not offset by the comparable U.S. losses due to the aforementioned valuation allowance on the Company’s U.S. federal taxes.
The Company terminated its previous credit agreement in the third quarter of 2009, and replaced it with a new credit agreement. The Company eliminated the foreign currency translation exposure, which was inherent in the previous credit facility, through the structuring of the new credit facility, and as a result significantly reduced its foreign currency exposure, as well as any related income tax impacts.
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
Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because non-current unrecognized tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three and nine months ended September 30, 2010 or 2009. Unrecognized tax benefits at September 30, 2010 and December 31, 2009 of $1.1 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.
A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2010 is as follows (in thousands):

Balance at December 31, 2009	$1,007
Additions based on tax positions	204
Reductions due to lapses of statutes of limitations	(69)

Balance at September 30, 2010	$1,142

9. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.2 million and $1.3 million at September 30, 2010 and December 31, 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believed that the sales broker was an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and, in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate actions, the subsidiary was seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award, however, upon mutual agreement by all parties, these separate actions were dismissed in July 2010.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses and other current liabilities as of September 30, 2010 and December 31, 2009, respectively.

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
Geographical areas are the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Three months ended September 30, 2010:
Under pressure services	$12,099	$8,990	$4,931	$26,020
Turnaround services	11,935	13,864	4,242	30,041
Other services	3,374	5,389	2,111	10,874

Total revenues	$27,408	$28,243	$11,284	$66,935

Three months ended September 30, 2009:
Under pressure services	$11,664	$11,333	$4,180	$27,177
Turnaround services	12,211	14,684	4,613	31,508
Other services	4,062	6,911	1,099	12,072

Total revenues	$27,937	$32,928	$9,892	$70,757

Nine months ended September 30, 2010:
Under pressure services	$35,836	$26,594	$13,169	$75,599
Turnaround services	42,976	39,154	14,823	96,953
Other services	17,713	16,602	4,016	38,331

Total revenues	$96,525	$82,350	$32,008	$210,883

Nine months ended September 30, 2009:
Under pressure services	$32,246	$29,480	$11,375	$73,101
Turnaround services	41,899	38,965	10,789	91,653
Other services	16,168	19,896	2,697	38,761

Total revenues	$90,313	$88,341	$24,861	$203,515

Historically, the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations based on their respective revenues, the operating income by geographical area based on physical location would have been as follows (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Three months ended September 30, 2010:
Operating income (loss)[1]	$(996)	$964	$2,738	$2,706
Allocation of headquarter costs	1,915	(1,365)	(550)	—

Adjusted operating income (loss)	$919	$(401)	$2,188	$2,706

Three months ended September 30, 2009:
Operating income (loss)	$(3,305)	$2,786	$2,105	$1,586
Allocation of headquarter costs	2,263	(1,740)	(523)	—

Adjusted operating income (loss)	$(1,042)	$1,046	$1,582	$1,586

Nine months ended September 30, 2010:
Operating income (loss)[2]	$(1,165)	$1,897	$7,961	$8,693
Allocation of headquarter costs	6,232	(4,511)	(1,721)	—

Adjusted operating income (loss)	$5,067	$(2,614)	$6,240	$8,693

Nine months ended September 30, 2009:
Operating income (loss)	$(6,225)	$5,744	$4,513	$4,032
Allocation of headquarter costs	5,600	(4,365)	(1,235)	—

Adjusted operating income (loss)	$(625)	$1,379	$3,278	$4,032

[1]	Includes restructuring charges totaling $0.1 million and $1.9 million in the Americas and EMEA, respectively.

[2]	Includes restructuring charges totaling $0.4 million and $4.3 million in the Americas and EMEA, respectively.
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	September 30,	December 31,
	2010	2009
Americas	$16,687	$17,050
EMEA	10,958	11,248
Asia-Pacific	3,614	3,717

	$31,259	$32,015

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

The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of September 30, 2010 and December 31, 2009 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities as well as the U.S. government. The Company does not believe that it has a significant concentration of credit risk at September 30, 2010, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.
12. Restructuring
During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2009 Cost Reduction Initiative
The Company has substantially completed this cost reduction initiative, which began in the fourth quarter of 2009. For the three and nine months ended September 30, 2010, restructuring costs incurred of $0.3 million and $1.8 million, respectively, are included in selling, general and administrative expenses. For the nine months ended September 30, 2010, restructuring costs incurred of $0.6 million are included in operating costs. As of September 30, 2010, costs incurred since inception of this cost reduction initiative total approximately $3.5 million.
2010 Cost Reduction Initiative
In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. For the three and nine months ended September 30, 2010, restructuring costs incurred related to the 2010 cost reduction initiative of $1.2 million are included in operating costs. For the three and nine months ended September 30, 2010, restructuring costs incurred of $0.5 million and $1.1, respectively, are included in selling, general and administrative expenses. The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $4.0 million. As of September 30, 2010, the costs incurred since inception of this cost reduction initiative totaled approximately $2.3 million, with the remaining $1.7 million expected to relate primarily to severance and benefit and lease termination costs.
In connection with these initiatives, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”

The activity related to reserves associated with the cost reduction initiatives for the nine months ended September 30, 2010, is as follows (in thousands):

	Reserve at			Foreign currency	Reserve at
	December 31, 2009	Charges	Cash payments	adjustments	September 30, 2010
2009 Initiative
Severance and benefit costs	$690	$1,315	$(1,762)	$(23)	$220
Lease termination costs	—	590	(450)	6	146
Other restructuring costs	—	479	(446)	1	34

2010 Initiative
Severance and benefit costs	—	2,272	(445)	102	1,929
Other restructuring costs	—	60	(38)	1	23

	$690	$4,716	$(3,141)	$87	$2,352

Restructuring costs associated with the cost reduction initiatives consist of the following (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Severance and benefit costs	$1,709	$—	$3,587	$—
Lease termination costs	185	—	590	—
Other restructuring costs	98	—	539	—

	$1,992	$—	$4,716	$—

Restructuring costs were incurred in the following geographical areas (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Americas	$68	$—	$435	$—
EMEA	1,924	—	4,281	—

	$1,992	$—	$4,716	$—

Total workforce reductions related to the cost reduction initiatives included terminations for 162 employees, which include reductions of 31 employees in the Americas, 130 employees in EMEA, and one employee in Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively the “Company”) provides specialized technical services, including under pressure services which include leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing; turnaround services which include on-site machining, heat treatment, bolting, valve repair; and other services which include heat exchanger design and repair, concrete repair and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries and other process industries in Europe, the Middle East and Africa (collectively “EMEA”), North America, South America and Latin America (collectively “Americas”), and Asia-Pacific through Furmanite Worldwide, Inc. and its domestic and international subsidiaries and affiliates (collectively, “Furmanite”).
Financial Overview
For the nine months ended September 30, 2010, consolidated revenues increased by $7.4 million compared to the nine months ended September 30, 2009, primarily related to increases in leak sealing, line stopping and bolting services. For the three months ended September 30, 2010, consolidated revenues decreased by $3.8 million compared to the three months ended September 30, 2009, primarily related to decreases in hot tapping, composite repair and product and other manufacturing services. The Company’s net income for the three and nine months ended September 30, 2010 increased by $1.6 million and $4.4 million, respectively, compared to the three and nine months ended September 30, 2009. The increase in net income was a result of the increase in revenues for the current year nine month period, as well as operational improvements realized as a result of the cost reduction initiatives which began in late 2009 and have continued through the third quarter of 2010.
In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and restructuring of certain functions, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of September 30, 2010, the Company has substantially completed the 2009 cost reduction initiative with total restructuring costs incurred since its inception of approximately $3.5 million, of which $0.3 million and $2.4 million were incurred in the three and nine months ended September 30, 2010, respectively.
In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. The Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are expected to be primarily related to severance and benefit costs. For the three and nine months ended September 30, 2010, restructuring costs of $1.7 million and $2.3 million, respectively, were incurred as a result of this additional cost reduction initiative. The Company expects to incur the majority of the remaining costs in the fourth quarter of 2010, however some costs may continue into 2011 in accordance with applicable statutory restrictions or accounting requirements. Upon completion of the 2010 cost reduction initiative, the Company estimates the effects of this initiative to result in annual cost reductions of approximately $5.0 million, primarily consisting of compensation costs, half of which will affect operating costs with the other half impacting selling, general and administrative costs.
As a result of these two initiatives, total restructuring costs negatively impacted operating income by $2.0 million and $4.7 million and net income by $1.9 million and $4.3 million, for the three and nine months ended September 30, 2010, respectively.
The Company’s diluted earnings per share for the three and nine months ended September 30, 2010 increased to $0.05 and $0.16, respectively, from $0.01 and $0.04 for the three and nine months ended September 30, 2009, respectively.

Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$66,935	$70,757	$210,883	$203,515
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	45,714	46,592	143,298	136,431
Depreciation and amortization expense	1,646	1,563	4,767	4,353
Selling, general and administrative expense	16,869	21,016	54,125	58,699

Total costs and expenses	64,229	69,171	202,190	199,483

Operating income	2,706	1,586	8,693	4,032
Interest income and other income (expense), net	438	191	534	410
Interest expense	(238)	(524)	(720)	(1,116)

Income before income taxes	2,906	1,253	8,507	3,326
Income tax expense	(1,095)	(1,050)	(2,745)	(2,012)

Net income	$1,811	$203	$5,762	$1,314

Earnings per share:
Basic	$0.05	$0.01	$0.16	$0.04
Diluted	$0.05	$0.01	$0.16	$0.04

Geographical Information

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Americas	$27,408	$27,937	$96,525	$90,313
EMEA	28,243	32,928	82,350	88,341
Asia-Pacific	11,284	9,892	32,008	24,861

Total revenues	66,935	70,757	210,883	203,515

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	18,465	18,551	64,489	60,532
EMEA	20,614	22,431	60,346	61,321
Asia-Pacific	6,635	5,610	18,463	14,578

Total operating costs (exclusive of depreciation and amortization)	45,714	46,592	143,298	136,431
Operating costs as a percentage of revenue	68.3%	65.8%	68.0%	67.0%

Depreciation and amortization expense
Americas, including corporate	886	854	2,544	2,456
EMEA	467	417	1,387	1,162
Asia-Pacific	293	292	836	735

Total depreciation and amortization expense	1,646	1,563	4,767	4,353
Depreciation and amortization expense as a percentage of revenue	2.5%	2.2%	2.3%	2.1%

Selling, general and administrative expense
Americas, including corporate	9,053	11,837	30,657	33,550
EMEA	6,198	7,294	18,720	20,114
Asia-Pacific	1,618	1,885	4,748	5,035

Total selling general and administrative expense	16,869	21,016	54,125	58,699
Selling, general and administrative expense as a percentage of revenue	25.2%	29.7%	25.7%	28.8%

Total costs and expenses	$64,229	$69,171	$202,190	$199,483

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to EMEA or Asia-Pacific.
Revenues
For the nine months ended September 30, 2010, consolidated revenues increased by $7.4 million, or 3.6%, to $210.9 million, compared to $203.5 million for the nine months ended September 30, 2009. Changes related to foreign currency exchange rates favorably impacted revenues by $2.2 million, of which $0.2 million and $3.4 million were related to favorable impacts in the Americas and Asia-Pacific, respectively, which were partially offset by an unfavorable impact of $1.4 million in EMEA. Excluding the foreign currency exchange rate impact, revenues increased by $5.2 million, or 2.6%, for the nine months ended September 30, 2010 compared to the same period in the prior year. This $5.2 million increase in revenues consisted of a $6.0 million increase in the Americas and a $3.8 million increase in Asia-Pacific, partially offset by a $4.6 million decrease in EMEA. The increase in revenues in the Americas was due to increases in under pressure services, which included volume increases in leak sealing and line stopping services which contributed to an approximately 11.8% increase in leak sealing and line stopping services revenues when compared to the same period in the prior year. Additionally, other services revenues in the Americas increased by approximately 10.0% related to volume increases in product and other manufacturing services, including a $4.7 million hot tapping equipment package sale. The increase in revenues in Asia-Pacific was primarily attributable to increases in turnaround services in Australia, which included volume increases in bolting services which contributed to an approximately 14.3% increase in bolting services revenues when compared to the same period in the prior year. Additionally, revenues in Asia-Pacific increased within other services by approximately 39.9% related to volume increases in product and other manufacturing services. The decrease in revenues in EMEA was primarily attributable to decreases in under pressure services which included volume decreases in hot tapping services of approximately 11.7%, and decreases in other services of approximately 15.2% related to volume decreases within product and other manufacturing services. Partially offsetting this decrease were increases in turnaround services, which included volume increases in bolting services which contributed to an approximately 4.8% increase in bolting services revenues, when compared to the same period in the prior year.
For the three months ended September 30, 2010, consolidated revenues decreased by $3.8 million, or 5.4%, to $66.9 million, compared to $70.7 million for the three months ended September 30, 2009. Changes related to foreign currency exchange rates unfavorably impacted revenues by $0.8 million, of which $1.5 million was related to unfavorable impacts in EMEA which was partially offset by favorable impacts of $0.7 million in Asia-Pacific. Excluding the foreign currency exchange rate impact, revenues decreased by $3.0 million, or 4.2%, for the three months ended September 30, 2010 compared to the same period in the prior year. This $3.0 million decrease in revenues consisted of decreases of $0.5 million and $3.2 million in the Americas and EMEA, respectively, partially offset by a $0.7 million increase in Asia-Pacific. The decrease in revenues in the Americas was primarily due to volume decreases in other services which contributed to an approximately 19.0% decrease in other services revenues when compared to revenues in the same period in the prior year. The decrease in revenues in EMEA was attributable to decreases in under pressure services, which included volume decreases in hot tapping and composite repair services resulting in approximately 24.5% decrease in hot tapping and composite repair services revenues as compared to revenues in the same period in the prior year. Additionally, EMEA revenues decreased within other services by approximately 16.3% related to volume decreases in product and other manufacturing services. The increase in revenues in Asia-Pacific was attributable to volume increases in both under pressure and other services, which included volume increases in leak sealing and product and other manufacturing services when compared to revenues in the same period in the prior year.
Operating Costs (exclusive of depreciation and amortization)
For the nine months ended September 30, 2010, operating costs, including $1.8 million of restructuring costs, increased $6.9 million, or 5.1%, to $143.3 million, compared to $136.4 million for the nine months ended September 30, 2009. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.1 million, of which $2.1 million and $0.1 million were related to unfavorable impacts from Asia-Pacific and the Americas, respectively, which was partially offset by a favorable impact of $1.1 million in EMEA. Excluding the foreign currency exchange rate impact, operating costs increased $5.8 million, or 4.3%, for the nine months ended September 30, 2010, compared to the same period in the prior year. This change consisted of a $3.8 million, a $1.8 million and a $0.2 million increase in the Americas, Asia-Pacific and EMEA, respectively. The increases in operating costs in the Americas and Asia-Pacific were primarily related to higher material and labor costs of approximately 3.8% and 11.1%, respectively, when compared to the same period in the prior year and were attributable to the increase in revenues. The increase in EMEA was primarily due to $1.8 million of severance related restructuring costs and a 1.7% increase in equipment rent, substantially offset by a decrease in material and labor costs of 3.1% due to a decrease in revenues.
For the three months ended September 30, 2010, operating costs, including $1.2 million of restructuring costs, decreased $0.9 million, or 1.9%, to $45.7 million, compared to $46.6 million for the three months ended September 30, 2009. Changes related to foreign currency exchange rates favorably impacted costs by $0.8 million, of which $1.2 million related to favorable impacts from EMEA but were partially offset by unfavorable impacts of $0.4 million in Asia-Pacific. Excluding the foreign currency exchange rate impact, operating costs decreased by $0.1 million, or 0.2% for the three months ended September 30, 2010, compared to the same period in the prior year. This change consisted of a $0.6 million increase in Asia-Pacific, partially offset by a $0.1 million and a $0.6 million decrease in the Americas and EMEA, respectively. The increase in operating costs in Asia-Pacific was primarily attributable to an increase in labor and material costs of approximately 13.5% associated with increased revenues when compared to the same period in the prior year. The decrease in EMEA was due to a decrease in material and labor costs of 4.3% associated with the cost reduction initiatives and decreases in revenues but was substantially offset by $1.2 million of severance related restructuring costs. The operating costs in the Americas remained relatively flat.
Operating costs as a percentage of revenue were 68.0% and 67.0% for the nine months ended September 30, 2010 and 2009, respectively, and 68.3% and 65.8% for the three months ended September 30, 2010 and 2009, respectively. The reduced operating cost percentage for the three months ended September 30, 2009 related to the completion of several higher margin jobs in EMEA and Asia-Pacific during that period.

Depreciation and Amortization
For the three and nine months ended September 30, 2010, depreciation and amortization expense increased $0.1 million, or 5.3% and $0.4 million, or 9.5%, respectively, when compared to the same periods in the prior year. Changes related to foreign currency exchange rates unfavorably impacted depreciation and amortization expense by $0.1 million for the nine months ended September 30, 2010, with minimal impact for the three months ending September 30, 2010. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three and nine months ended September 30, 2010 was $0.1 million and $0.3 million higher compared to the same periods in the prior year, respectively, due to capital expenditures of approximately $5.6 million placed in service over the twelve-month period ended September 30, 2010.
Depreciation and amortization expense as a percentage of revenue were 2.3% and 2.1% for the nine months ended September 30, 2010 and 2009, respectively, and 2.5% and 2.2% for the three months ended September 30, 2010 and 2009, respectively.
Selling, General and Administrative
For the nine months ended September 30, 2010, selling, general and administrative expenses, including $2.9 million of restructuring costs, decreased $4.6 million, or 7.8%, to $54.1 million compared to $58.7 million for the nine months ended September 30, 2009. Changes related to foreign currency exchange rates unfavorably impacted costs by $0.2 million, which were related to unfavorable impacts in Asia-Pacific of approximately $0.5 million, partially offset by favorable impacts in EMEA of approximately $0.3 million. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses decreased $4.8 million, or 8.2%, for the nine months ended September 30, 2010, compared to the same period in the prior year. This $4.8 million decrease in selling, general and administrative costs consisted of a $2.9 million, a $1.1 million and a $0.8 million decrease in the Americas, EMEA and Asia-Pacific, respectively. Selling, general and administrative expense in the Americas declined as a result of reductions in salary and related costs of approximately 6.2% associated with cost reduction initiatives. These decreases were partially offset by $0.5 million of costs incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer, as well as severance and benefit related restructuring costs of $0.2 million and other restructuring costs of $0.2 million when compared to the same period in the prior year. In EMEA, decreases in selling, general and administrative expenses were primarily a result of reductions in salary and related costs of approximately 10.5% when compared to the same period in the prior year. These decreases were offset by restructuring costs of $2.5 million incurred in the nine months ended September 30, 2010, which included $1.6 million, $0.6 million and $0.3 million related to severance and benefit costs, lease termination costs and other restructuring costs, respectively. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 9.3% when compared to the same period in the prior year.
For the three months ended September 30, 2010, selling, general and administrative expenses, including $0.8 million of restructuring costs, decreased $4.1 million, or 19.5%, to $16.9 million compared to $21.0 million for the three months ended September 30, 2009. Changes related to foreign currency exchange rates favorably impacted costs by $0.3 million, of which $0.4 million were related to favorable impacts in EMEA and were partially offset by unfavorable impacts of $0.1 million in Asia-Pacific. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses decreased $3.8 million, or 18.1%, for the three months ended September 30, 2010, compared to the same period in the prior year. This $3.8 million decrease in selling, general and administrative costs consisted of a $2.8 million, a $0.7 million and a $0.3 million decrease in the Americas, EMEA and Asia-Pacific, respectively. The Americas’ decrease in selling, general and administrative expenses was related to reductions in salary and related costs of approximately 16.1% when compared to the same period in the prior year. Decreases in selling, general and administrative costs in EMEA were primarily a result of reductions in salary and related costs of approximately 12.4% when compared to the same period in the prior year. These decreases were offset by restructuring costs of $0.7 million incurred in the three months ended September 30, 2010, which included $0.5 million and $0.2 million related to severance and benefit costs and lease termination costs, respectively. In Asia-Pacific, decreases in selling, general and administrative expenses were primarily a result of reductions in salary and related cost and travel expenses of approximately 16.6% when compared to the prior year.
As a result of the above factors, selling, general and administrative costs as a percentage of revenues decreased to 25.2% and 25.7% for the three and nine months ending September 30, 2010, respectively, compared to 29.7% and 28.8% for the three and nine months ended September 30, 2009, respectively.

Other Income
Interest Expense
For both the three and nine months ended September 30, 2010, consolidated interest expense decreased by $0.3 million and $0.4 million, respectively, when compared to the three and nine months ended September 30, 2009. The decrease in interest expense for both the three and nine months ended September 30, 2010, resulted from a decrease in average outstanding debt and interest rates when compared to the same periods in 2009, as well as increased amortization of debt issuance costs in the third quarter of 2009 associated with the refinancing of the Company’s credit facility.
Interest Income and Other Income (Expense), Net
For the three and nine months ended September 30, 2010, interest income and other income (expense) increased $0.2 million and $0.1 million, respectively, when compared to the same periods in the prior year. Interest income and other income (expense) primarily relates to foreign currency exchange gains and losses, however, the nine months ended September 30, 2009 includes approximately $0.3 million of income related to a release of environmental liabilities due to releases obtained on certain properties.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740). As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and nine months ended September 30, 2010 and 2009 were fully offset by a corresponding change in valuation allowance. The income tax expense recorded for the three and nine months ended September 30, 2010 and 2009 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
For the three and nine months ended September 30, 2010, income tax expense as a percentage of income before income taxes decreased to 37.7% and 32.3%, respectively, compared to 83.8% and 60.5% for the three and nine months ended September 30, 2009, respectively. The changes in the rates are related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not.
The tax rate in 2009 was significantly impacted by foreign currency transaction gains and losses. Through the nine months ended September 30, 2009, the Company’s United Kingdom subsidiary recognized approximately $3.6 million of foreign currency transaction gains primarily related to U.S. dollar denominated notes outstanding on the Company’s previous credit agreement. During the same period, U.S.-based subsidiaries of the Company recognized foreign currency transaction losses substantially offsetting the impact of the currency transaction gains in the United Kingdom, however income tax expenses in the United Kingdom related to these gains were not offset by the comparable U.S. losses due to the aforementioned valuation allowance on the Company’s U.S. federal taxes.
The Company terminated its previous credit agreement in the third quarter of 2009, and replaced it with a new credit agreement. The Company eliminated the foreign currency translation exposure, which was inherent in the previous credit facility, through the structuring of the new credit facility, and as a result significantly reduced its foreign currency exposure, as well as any related income tax impacts.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.

Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 2010 compared to $11.4 million for the nine months ended September 30, 2009. The decrease in net cash provided by operating activities was primarily due to changes in working capital requirements, driven primarily by accounts receivable changes, which decreased cash flows by $6.5 million for the nine months ended September 30, 2010 compared to an increase of approximately $5.1 million in the nine months ended September 30, 2009. The changes in operating assets and liabilities were partially offset by a $4.4 million increase in net income in the nine months ended September 30, 2010 as compared to the same period in prior year. In addition, the Company paid approximately $1.5 million in the first quarter of 2010 related to an arbitration award settlement.
Net cash used in investing activities decreased to $4.1 million for the nine months ended September 30, 2010 from $5.9 million for the nine months ended September 30, 2009 due to lower levels of capital expenditures and increased proceeds from sales of assets. Investing activities primarily consist of capital expenditures which totaled $4.5 million for the nine months ended September 30, 2010 compared to $5.4 million for the same period in 2009. The decrease in capital expenditures compared to the prior year is due to the deferment of certain capital projects in 2010 with the Company’s focus on its restructuring efforts during the current year.
Consolidated capital expenditures for the calendar year 2010 were initially budgeted at $9.0 million to $11.0 million, however, based on the timing of projects and the current outlook for the remainder of 2010, the Company does not expect capital expenditures to exceed $9.0 million for the year. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2010 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $0.1 million for the nine months ended September 30, 2010, compared to $0.8 million for the nine months ended September 30, 2009. Financing activities during the current year primarily consisted of principal payments on long-term capital leases. The decrease in cash used for financing activities resulted from net principal debt payments totaling $0.3 million and debt issuance cost payments on a new credit facility of $0.6 million in the nine month period ended September 30, 2009, compared to $0.1 million of net principal debt payments during the nine month period ended September 30, 2010. The Company entered into a new credit facility in 2009, receiving borrowings of $35.0 million from the new facility, and paid its remaining outstanding principal balance of $35.1 million upon the termination of the previous credit facility.
While the Company’s operating results for the nine months ended September 30, 2010 have improved as compared to the same period last year, the effect of the global financial crisis continues to impact the worldwide economy, including the markets in which the Company operates, in varying degrees, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could continue to negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
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
As of September 30, 2010 and December 31, 2009, $30.0 million was outstanding under the credit agreement. Borrowings under the credit agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the credit agreement)) which were 2.3% and 2.5% at September 30, 2010 and December 31, 2009, respectively. The credit agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at September 30, 2010, on the unused portion of the amount available under the credit agreement. All obligations under the credit agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $131.7 million of current assets and property and equipment as of September 30, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees and other contingent obligations and transactions. Events of default under the credit agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2010, FWI was in compliance with all covenants under the credit agreement.
Considering the outstanding borrowings of $30.0 million, and $1.3 million related to outstanding letters of credit, the unused borrowing capacity under the credit agreement was $18.7 million at September 30, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
The Company committed to cost reduction initiatives at the end of 2009 and in the first half of 2010 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of September 30, 2010, the costs incurred since the inception of these cost reduction initiatives totaled approximately $5.8 million. During the nine months ended September 30, 2010, the Company incurred restructuring charges of $4.7 million and made cash payments of $3.1 million related to these initiatives. As of September 30, 2010, the remaining reserve associated with these initiatives totaled $2.3 million with estimated additional charges to be incurred of approximately $1.7 million, all of which are expected to require cash payments. Total workforce reductions, which began in the fourth quarter of 2009, included terminations for 162 employees, which include reductions of 31 employees in the Americas, 130 employees in EMEA, and one employee in Asia-Pacific.
On November 27, 2000, the Board of Directors of the Company authorized the distribution of its pipeline, terminaling and product marketing business (the “Distribution”) to its stockholders in the form of a new limited liability company, Kaneb Services LLC (“KSL”). On June 29, 2001, the Distribution was completed, with each shareholder of the Company receiving one common share of KSL for each three shares of the Company’s common stock held on June 20, 2001, the record date for the Distribution, resulting in the distribution of approximately 10,850,000 KSL common shares. Pursuant to the Distribution, the Company entered into an agreement (the “Distribution Agreement”) with KSL, whereby KSL is obligated to pay the Company amounts equal to certain expenses and tax liabilities incurred by the Company in connection with the Distribution. The Distribution Agreement also requires KSL to pay the Company an amount calculated based on any income tax liability of the Company that, in the sole judgment of the Company, (i) is attributable to increases in income tax from past years arising out of adjustments required by federal and state tax authorities, to the extent that such increases are properly allocable to the businesses that became part of KSL, or (ii) is attributable to the distribution of KSL’s common shares and the operations of KSL’s businesses prior to the Distribution date. In the event of an examination of the Company by federal or state tax authorities, the Company will have unfettered control over the examination, administrative appeal, settlement or litigation that may be involved, notwithstanding that KSL has agreed to pay any additional tax. KSL was purchased by Valero L.P. in July 2005 and KSL’s obligations under the Distribution Agreement were assumed by Valero L.P. During 2006, accrued income taxes and the receivable from businesses distributed to common stockholders were both reduced by $4.6 million related to the expiration of statutes for previously provided tax exposures. The receivable from businesses distributed to common stockholders was further reduced in 2006 by $0.5 million by adjusting retained earnings for KSL previously provided tax exposures. At each of September 30, 2010 and December 31, 2009, $1.4 million was recorded as receivable from businesses distributed to common stockholders pursuant to the provisions of the Distribution Agreement.
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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred except for restructuring accruals in the nine months ended September 30, 2010, include revenue recognition, allowance for doubtful accounts, goodwill, intangible, and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, and contingencies. Critical accounting policies are discussed regularly, at least quarterly, with the Company’s Audit Committee.
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
Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other (“ASC 350”). Under ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At September 30, 2010 and December 31, 2009, the Company had no significant intangible assets subject to amortization under ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
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
Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined based on reference to yields. The compensation increase rate is based on historical experience. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.
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
Restructuring
In the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded estimated expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
New Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. There was not nor does the Company expect a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
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
In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”). ASU 2010-20 enhances disclosures about the credit quality of financing receivables and the allowance for credit losses as well as requires companies to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for interim periods and fiscal years ending on or after December 15, 2010. The Company does not expect a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at September 30, 2010 or December 31, 2009, or for the nine months ended September 30, 2010.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at September 30, 2010, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the operations of the Company in Australia, Bahrain, Belgium, Canada, China, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore and the United Kingdom. Overall volatility in currency exchange rates has increased over the past couple of years, and while currencies in 2010 were not as volatile as in recent periods, foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the nine months ended September 30, 2010, but resulted in an unfavorable impact for the three months ended September 30, 2010 when compared to the same periods of 2009. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the nine months ended September 30, 2010, foreign currency-based revenues and operating income were $115.5 million and $9.5 million, respectively. A ten percent fluctuation of all applicable foreign currencies would result in a change in revenues and operating income of $10.5 million and $0.8 million, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2010. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.2 million and $1.3 million at September 30, 2010 and December 31, 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believed that the sales broker was an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and, in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker. In separate actions, the subsidiary was seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award, however, upon mutual agreement by all parties, these separate actions were dismissed in July 2010.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses as of September 30, 2010 and December 31, 2009, respectively.
Item 1A. Risk Factors
During the quarter ended September 30, 2010, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2010.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2010.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2010.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 5, 2010.

*	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer (Principal Financial Officer)

Date: November 5, 2010