Form 10-K
period 2010-12-31
FURMANITE CORP
filed 2011-03-15
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-5083

FURMANITE CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	74-1191271 (IRS Employer Identification No.)

2435 North Central Expressway Suite 700 Richardson, Texas (Address of principal executive offices)	75080 (zip code)
(972) 699-4000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, Without Par Value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2010 was $141,782,865 based on the closing price of the registrant’s common stock, $3.97 per share, reported on the New York Stock Exchange on June 30, 2010.
There were 36,916,656 shares of the registrant common stock outstanding as of March 7, 2011.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

PART I
Item 1. Business
Company Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) such as leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting and valve repair, and other services including heat exchanger design, manufacture and repair, smart shim service, concrete repair, and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum industry, which includes refineries and off-shore drilling rigs (including subsea) and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates.
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
The Company also makes available free of charge on or through the internet website, www.furmanite.com (select the “Financial Reports” link under the “Investors” pull-down menu), Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website free of charge are copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics, Corporate Governance Guidelines, and Anti-Bribery and Corruption Policy. The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer, and principal financial and accounting officer. A copy of this Annual Report on Form 10-K will be provided free of charge upon written request to Investor Relations at the Company’s address. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing with the SEC.
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
Business Segment Data and Geographical Information
See Note 13 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Operations
Furmanite’s business is specialized technical services that are provided to an international base of customers. Furmanite operations were founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits. In the 1960s, Furmanite expanded within the United Kingdom (“U.K.”), primarily through its leak sealing products and then into providing services. During the 1970s and 1980s, Furmanite grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. The Parent Company acquired Furmanite in 1991 to diversify its operations and pursue international growth opportunities. In 2005, the Company added valve repair and hot-tapping services to its operations as a result of an asset acquisition, and heat treating services were introduced in 2006. In 2007, Furmanite expanded its operating presence into Bahrain and mainland China and in 2008, offices in Canada and West Africa were opened to take advantage of existing customer relationships in the area and launch the full range of service lines to existing customers and other markets. In 2010, Furmanite continued to expand its operating presence in Europe to include offices in both Denmark and Sweden.
Products and Services
Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets” below). Other on-line services provided include hot tapping, line stopping, line isolation (a new service line introduced in 2010), composite repair and valve testing. In addition, the Company provides off-line services including on-site machining, bolting, valve repair, heat treating and repair on such systems and equipment. These services tend to complement leak sealing and other on-line services since these off-line services are usually performed while a plant or piping system is not operating. In addition, Furmanite provides concrete repair, valve and other product manufacturing, and heat exchanger design, manufacture and repair. Furmanite also performs diagnostic services on valves by, among other methods, utilizing its patented Trevitest system. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2010, 2009 and 2008, on-line services represented approximately 37%, 36%, and 32%, respectively, of total revenues, while off-line services accounted for approximately 46%, 46%, and 54%, respectively, of total revenue and other industrial services represented approximately 17%, 18%, and 14%, respectively, of total revenues.
Furmanite’s on-line, leak sealing services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds over 120 trademarks and patents for its techniques, products and materials and continues to develop new and update existing patents, as it considers these efforts to be essential to its operations. The patents, which are registered in jurisdictions around the world, expire at various dates through December 2022. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group and manufacturing group that work with the on-site technicians in crafting these materials, tools and equipment.
Customers and Markets
Furmanite’s customer base includes petroleum refineries, chemical plants, mining operations, offshore energy production platforms, subsea piping systems, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 50 countries. Most of the revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other significant markets include offshore oil producers, mining operations and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements and the worldwide economic climate. No single customer accounted for more than 10% of the Company’s consolidated revenues during any of the past three fiscal years.
Furmanite believes that it is the most recognized brand in its industry. With an over 80-year history, Furmanite’s customer relationships are long-term and worldwide. All customers are served from the worldwide headquarters in Richardson, Texas and the Company has a substantial presence in EMEA, and Asia-Pacific. Furmanite currently operates over 25 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Los Angeles, California; Lombard, Illinois; Hobart, Indiana; Geismar, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Pittsburgh, Pennsylvania; Houston, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located in countries on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria,

Norway, Singapore, Sweden and the U.K. and by licensee and agency arrangements which are based in Argentina, Brazil, Columbia, Egypt, Hungary, India, Indonesia, Italy, Japan, Lithuania, Mexico, Pakistan, Peru, Puerto Rico, Romania, Russia, South Africa, Thailand, Trinidad, and the United Arab Emirates. Revenues by major geographic region for 2010 were 47% for the Americas, 38% for EMEA and 15% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.
Furmanite’s leak sealing on-line and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Customer agreements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during any of the years ended December 31, 2010, 2009 or 2008. Furmanite generally competes on the basis of service, product performance and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
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
Furmanite is subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that environmental costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in environmental costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $1.2 million and $1.3 million as of December 31, 2010 and 2009, respectively.
Employees
At December 31, 2010, the Company had 1,521 employees. As of December 31, 2010, approximately 308 employees were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 154 employees in the U.K. who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.

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
Political, economic and other conditions in foreign countries in which Furmanite operates could adversely affect the financial condition, results of operations or cash flow of the Company.
Operations in foreign jurisdictions accounted for approximately 54% of total revenues for the year ended December 31, 2010. The Company expects foreign operations to continue to be an important part of its business. Foreign operations are subject to a variety of risks, such as:
•	risks of economic instability;

•	potential adverse changes in taxation policies;

•	disruptions from labor and political disturbances;

•	adverse changes in tariffs or import or export restrictions;

•	war or insurrections; and

•	other adverse changes in the laws or regulations of the host country.
In addition, the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although the Company takes reasonable measures to comply with the FCPA and to ensure that its employees, agents and intermediaries comply with the FCPA, it cannot assure that such precautions will protect it against liability under the FCPA, particularly as a result of actions taken in the past, or which may be taken in the future for which the Company may have exposure under the FCPA. If the Company is not in compliance with such laws and regulations, it may be subject to criminal and civil penalties, which may cause harm to its reputation and to its brand names and could have an adverse effect on its business, financial condition, operating results or cash flows.
The Company may be adversely affected by fluctuations in foreign currency exchange rates and foreign exchange restrictions.
The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. Overall volatility in currency exchange rates has increased over the past several years. For the year ended December 31, 2010, foreign currency based revenues and operating income were $153.2 million and $12.7 million, respectively. Based on results of operations for the year ended December 31, 2010, the Company estimates that a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $13.9 million and $1.2 million, respectively.
The competitive position of Furmanite depends in part on the ability to protect its intellectual property.
The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds over 120 trademarks and patents for its techniques, materials and equipment. These patents are registered around the world and expire at various dates through December 2022. Although Furmanite believes it has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.

Furmanite’s products and services are offered in highly competitive markets, which limits the profit margins and the ability to increase market share.
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
Changes in the general economy affecting availability of credit may negatively impact the Company’s business.
The Company’s results of operations could be adversely affected during periods of economic downturn, and the timing and extent of such a decline in the global, or regional economies in which the Company operates, cannot be predicted. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets could negatively affect the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers. Furthermore, it may be more difficult or costly to access or obtain, in the future, working capital or acquisition opportunity financing.
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
Item 1B. Unresolved Staff Comments
None

Item 2. Properties
The properties owned or utilized by the Company are generally described in Item 1 of this Annual Report on Form 10-K and Note 4 under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Additional information concerning the obligations of the Company for lease and rental commitments is presented under the caption “Commitments and Contingencies” in Note 12 under Item 8 “Financial Statements and Supplementary Data” on the Annual Report on Form 10-K and under the caption “Contractual Obligations” under Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”. Such descriptions and information are hereby incorporated by reference into this Item 2.
The Parent Company’s corporate headquarters are located in an office building in Richardson, Texas, pursuant to a lease agreement that expires June 30, 2012 and requires monthly lease payments of approximately $40,000 plus certain operating expenses and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for four properties located in the U.K. and five properties located in the U.S., which are company-owned.
Item 3. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $1.2 million and $1.3 million as of December 31, 2010 and 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believed that the sales broker was an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and, in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker which was accrued as of December 31, 2009. In separate actions, the subsidiary was seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award, however, upon mutual agreement by all parties, these separate actions were dismissed by the court in July 2010.
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses and other current liabilities as of December 31, 2010 and 2009, respectively.
Item 4. Reserved

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
On May 18, 2007, the Company’s common stock began trading on the NYSE under the symbol FRM. Previously, the Company’s common stock traded on the NYSE under the symbol XNR.
The following table sets forth the range of high and low sales prices per share of the Company’s common stock for the periods indicated:

Years Ended December 31,	High	Low
2010:
First Quarter	$5.28	$3.07
Second Quarter	$5.50	$3.80
Third Quarter	$4.94	$3.55
Fourth Quarter	$7.45	$4.78

2009:
First Quarter	$6.02	$2.35
Second Quarter	$5.07	$2.99
Third Quarter	$5.00	$3.56
Fourth Quarter	$4.36	$2.91
At March 7, 2011, there were approximately 2,178 stockholders of record.
The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facility for the working capital of FWI contain restrictions on its ability to pay dividends or distributions to the Company. At December 31, 2010, FWI was in compliance with all applicable debt covenants under its credit facility.

Item 6. Selected Financial Data
The following selected financial data (in thousands, except per share amounts) is derived from the Company’s Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statements of Operations Data:
Revenues	$285,953	$275,940	$320,942	$290,287	$246,388
Total costs and expenses	272,293	274,406	293,941	269,640	244,488

Operating income[1]	13,660	1,534	27,001	20,647	1,900
Interest expense, net of interest and other income	(394)	(945)	(1,445)	(2,233)	(1,941)

Income (loss) before income taxes	13,266	589	25,556	18,414	(41)
Income tax expense	(3,780)	(3,419)	(3,688)	(5,919)	(3,391)

Net income (loss)[2]	$9,486	$(2,830)	$21,868	$12,495	$(3,432)

Earnings (loss) per share:
Basic	$0.26	$(0.08)	$0.60	$0.35	$(0.10)
Diluted	$0.26	$(0.08)	$0.59	$0.35	$(0.10)

[1]	Operating income for the years ended December 31, 2010 and 2009 includes restructuring charges of $5.7 million and $1.1 million, respectively.

[2]	Net income (loss) for the years ended December 31, 2010 and 2009 includes restructuring charges of $5.2 million and $0.9 million, respectively.

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash and cash equivalents	$37,170	$36,117	$30,793	$31,570	$23,937
Working capital	88,181	79,611	83,826	76,917	69,226
Total assets	182,101	174,989	173,278	172,053	156,500
Long-term debt, less current portion	30,085	30,139	35,363	43,185	48,721
Stockholders’ equity	98,088	85,330	91,317	78,336	60,605

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report on Form 10-K.
Business Overview
Furmanite Corporation, (the “Parent Company”), together with its subsidiaries (collectively the “Company” or “Furmanite”) was incorporated in 1953 and conducts its principal business through its subsidiaries in the technical services industry. The Company’s common stock, no par value, trades under the ticker symbol FRM on the NYSE.
The Company provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) which include leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting and valve repair, and other services including heat exchanger design, manufacture and repair, smart shim services, concrete repair and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries, which include refineries and offshore drilling rigs (including subsea) and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through Furmanite.
Financial Overview
For the year ended December 31, 2010, consolidated revenues increased by $10.0 million compared to the year ended December 31, 2009, primarily related to increases in leak sealing, line stopping and bolting services. The Company’s net income for the year ended December 31, 2010 increased by $12.3 million compared to the year ended December 31, 2009. The increase in net income was a result of the increase in revenues for the current year, as well as operational improvements realized as a result of the cost reduction initiatives which began in late 2009 and continued throughout 2010.
In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and restructuring of certain functions, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of December 31, 2010, the Company has substantially completed the 2009 cost reduction initiative with total restructuring costs incurred since its inception of approximately $3.4 million, of which $2.3 million and $1.1 million were incurred for the years ended December 31, 2010 and 2009, respectively. The Company estimates the effects of this initiative to result in annual cost reductions at current activity levels of approximately $11.0 million, primarily compensation expenses, which will impact selling, general and administrative costs.
In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company has taken specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. The Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are primarily related to severance and benefit costs. For the year ended December 31, 2010, restructuring costs of $3.4 million were incurred as a result of this additional cost reduction initiative, with the remaining $0.6 million expected to be incurred in 2011. The Company estimates the effects of this initiative to result in annual cost reductions at current activity levels of approximately $5.0 million, primarily compensation expenses, of which approximately half will affect operating costs with the other half impacting selling, general and administrative costs.
As a result of these two initiatives, total restructuring costs negatively impacted operating income and net income by $5.7 million and $5.2 million, respectively, for the year ended December 31, 2010. Total restructuring costs from the 2009 initiative negatively impacted operating income and net income by $1.1 million and $0.9 million, respectively, for the year ended December 31, 2009.
The Company’s diluted earnings per share for the year ended December 31, 2010 were $0.26 compared to $(0.08) diluted losses per share for the year ended December 31, 2009.

Results of Operations

	Years Ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Revenues	$285,953	$275,940	$320,942
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	194,594	187,269	207,748
Depreciation and amortization expense	6,490	5,995	5,784
Selling, general and administrative expense	71,209	81,142	80,409

Total costs and expenses	272,293	274,406	293,941

Operating income	13,660	1,534	27,001
Interest income and other income (expense), net	549	434	260
Interest expense	(943)	(1,379)	(1,705)

Income before income taxes	13,266	589	25,556
Income tax expense	(3,780)	(3,419)	(3,688)

Net income (loss)	$9,486	$(2,830)	$21,868

Earnings (loss) per share:
Basic	$0.26	$(0.08)	$0.60
Diluted	$0.26	$(0.08)	$0.59

Geographical information

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Revenue:
Americas	$135,174	$121,642	$147,045
EMEA	109,373	119,211	141,716
Asia-Pacific	41,406	35,087	32,181

Total Revenue	285,953	275,940	320,942

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	90,691	82,703	97,274
EMEA	80,429	84,048	91,525
Asia-Pacific	23,474	20,518	18,949

Total operating costs (exclusive of depreciation and amortization)	194,594	187,269	207,748
Operating costs as a percentage of revenue	68.1%	67.9%	64.7%

Depreciation and amortization expense
Americas	3,450	3,278	3,348
EMEA	1,885	1,661	1,544
Asia-Pacific	1,155	1,056	892

Total depreciation and amortization expense	6,490	5,995	5,784
Depreciation and amortization expense as a percentage of revenue	2.3%	2.2%	1.8%

Selling, general and administrative expense
Americas, including corporate	40,192	45,838	45,758
EMEA	25,128	28,608	27,957
Asia-Pacific	5,889	6,696	6,694

Total selling general and administrative expense	71,209	81,142	80,409
Selling, general and administrative expense as a percentage of revenue	24.9%	29.4%	25.1%

Total costs and expenses	$272,293	$274,406	$293,941

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to EMEA or Asia-Pacific.
Revenues
For the year ended December 31, 2010, consolidated revenues increased by $10.0 million, or 3.6%, to $285.9 million, compared to $275.9 million for the year ended December 31, 2009. Changes related to foreign currency exchange rates favorably impacted revenues by $1.8 million, of which $4.2 million and $0.2 million were related to favorable impacts from Asia-Pacific and the Americas, respectively, partially offset by unfavorable impacts in EMEA of $2.6 million. Excluding the foreign currency exchange rate impact, revenues increased by $8.2 million, or 3.0%, for the year ended December 31, 2010 compared to the same period for the prior year. This $8.2 million increase in revenues consisted of a $13.3 million increase in the Americas and a $2.1 million increase in Asia-Pacific, partially offset by a $7.2 million decrease in EMEA. The increase in revenues in the Americas was due to increases in on-line services, which included volume increases of approximately 16% in leak sealing and line stopping services revenue when compared to the same period in the prior year. Additionally, other services revenues in the Americas increased by approximately 10.8% related to volume increases in product and other manufacturing services, including a $4.7 million hot tapping equipment package sale. The increase in revenues in Asia-Pacific was primarily attributable to increases in off-line services in Australia and Malaysia, which included volume increases of approximately 8% in bolting services when compared to the same period in the prior year. The decrease in revenues in EMEA was primarily attributable to volume decreases in on-line and off-line services including an approximate 17% decrease in hot tapping and valve repair services revenue when compared to the same period in the prior year.

For the year ended December 31, 2009, consolidated revenues decreased by $45.0 million, or 14.0%, to $275.9 million, compared to $320.9 million for the year ended December 31, 2008. Changes related to foreign currency exchange rates unfavorably impacted revenues by $16.8 million, of which $15.2 million and $1.6 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues decreased by $28.2 million, or 8.8%, for the year ended December 31, 2009 compared to the same period for the prior year. This $28.2 million decrease in revenues consisted of a $25.4 million decrease in the Americas and a $7.3 million decrease in EMEA, partially offset by a $4.5 million increase in Asia-Pacific. The decrease in revenues in the Americas was primarily due to decreases in off-line services, which included volume decreases in heat treating, valve repair services and bolting revenues which together contributed to an approximate 24% decrease when compared to heat treating, valve repair services and bolting revenues in the same period for the prior year. The decrease in revenues in EMEA was primarily attributable to decreases in off-line services, which included volume decreases in bolting, on-site machining, and valve repairs contributing an approximately 16% decrease when compared to bolting, on-site machining and valve repair revenues in the same period for the prior year. The increase in revenues in Asia-Pacific was primarily attributable to increases in on-line services in Singapore which included volume increases in hot tapping services. These increases were partially offset by decreases in off-line services in Australia, primarily volume decreases in on-site machining due to softening in the mining industry in the first half of 2009.
Operating Costs (exclusive of depreciation and amortization)
For the year ended December 31, 2010, operating costs, including $2.0 million of restructuring costs, increased $7.3 million, or 3.9%, to $194.6 million, compared to $187.3 million for the year ended December 31, 2009. Changes related to foreign currency exchange rates unfavorably impacted costs by $0.6 million, of which $2.5 million and $0.2 million were related to unfavorable impacts from Asia-Pacific and the Americas, respectively, which were partially offset by a favorable impact of $2.1 million in EMEA. Excluding the foreign currency exchange rate impact, operating costs increased $6.7 million, or 3.6%, for the year ended December 31, 2010, compared to the same period in the prior year. This change consisted of a $7.8 million and a $0.4 million increase in the Americas and Asia-Pacific, respectively, partially offset by a decrease in EMEA of $1.5 million. The increases in operating costs in the Americas and Asia-Pacific were primarily related to higher material and labor costs of approximately 6% when compared to the same period in the prior year as a result of the increase in revenues. The decrease in EMEA was due to a decrease in material and labor costs of 5% due to a decrease in revenues but was partially offset by $2.0 million of severance related restructuring costs.
For the year ended December 31, 2009, operating costs decreased $20.4 million, or 9.8%, to $187.3 million, compared to $207.7 million for the year ended December 31, 2008. Changes related to foreign currency exchange rates favorably impacted costs by $10.2 million, of which $9.2 million and $1.0 million were related to favorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs decreased $10.2 million, or 4.9%, for the year ended December 31, 2009, compared to the same period for the prior year. This $10.2 million decrease in operating costs consisted of a $14.5 million decrease in the Americas, partially offset by a $1.7 million increase in EMEA and a $2.6 million increase in Asia-Pacific. The decrease in operating costs in the Americas was attributable to lower salaries and related benefit costs of approximately 15% when compared to the same period for the prior year, consistent with the decrease in revenue. In addition, other costs including equipment rental, vehicle costs, supplies and materials and travel costs decreased by approximately 8% as a result of the decline in revenues. The increase in EMEA was due to increased labor and material costs, as well as costs associated with the expansion of operations in the Middle East and Africa. The increase in operating costs in Asia-Pacific was attributable to an increase in labor and equipment costs associated with the increased activities in the region, especially in Singapore.
Operating costs as a percentage of revenue were 68.1% and 67.9% for the years ended December 31, 2010 and 2009, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2010 compared to the same period for the prior year as the result of the restructuring costs incurred in the current year. Excluding the restructuring costs, operating costs as a percentage of revenue were 67.4%, slightly improved over prior year as pricing in the market has remained competitive. In addition, the reductions which will result from current year restructuring initiatives will not be fully realized until 2011 and the current year reductions which have begun to materialize, were significantly offset by inefficiencies in utilization in connection with the restructuring activities which were ongoing throughout 2010.
Operating costs as a percentage of revenues were 67.9% and 64.7% for the years ended December 31, 2009 and 2008, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2009 compared to the same period for the prior year as a result of an unfavorable change in service mix, lower absorption of fixed costs due to the decrease in revenues, a lower utilization rate of labor and more competitive pricing in the market during 2009. Lower labor utilization rates were attributable to a combination of the decreased industrial activity and the Company’s decision to retain qualified, experienced technical personnel throughout 2009 in order to maintain the necessary expertise and capacity to meet customer needs in anticipation of improved market conditions.
Depreciation and Amortization Expense
For the year ended December 31, 2010, depreciation and amortization expense increased $0.5 million, or 8.3%, when compared to the year ended December 31, 2009, due to capital expenditures of approximately $7.3 million placed in service over the twelve-month period ended December 31, 2010. Changes related to foreign currency exchange rates were insignificant.
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
Selling, General and Administrative Expense
For the year ended December 31, 2010, selling, general and administrative expenses, including $3.7 million of restructuring costs, decreased $9.9 million, or 12.2%, to $71.2 million compared to $81.1 million for the year ended December 31, 2009. Changes related to foreign currency exchange were insignificant as a whole as unfavorable Asia-Pacific impacts of approximately $0.7 million were offset by favorable impacts in EMEA of the same amount. Excluding the foreign currency exchange rate impacts, the $9.9 million decrease in selling, general and administrative costs consisted of $5.7 million, $2.7 million and $1.5 million decreases in the Americas, EMEA and Asia-Pacific, respectively. Selling, general and administrative expense in the Americas declined as a result of reductions in salary and related costs of approximately 6%, as well as, travel, rent and professional fees of approximately 5% compared to costs in the prior year a result of the cost reduction initiatives. Partially offsetting these decreases were $0.5 million of costs incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer, as well as additional severance and benefit related restructuring costs of $0.2 million and other restructuring costs of $0.2 million incurred in the year ended December 31, 2010. In EMEA, decreases in selling, general and administrative expenses were primarily a result of reductions in salary and related costs of approximately 10% when compared to the same period in the prior year. These decreases were offset by restructuring costs of $3.3 million incurred in the year ended December 31, 2010, which included $2.0 million, $0.8 million and $0.5 million related to severance and benefit costs, lease termination costs and other restructuring costs, respectively. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 11% when compared to the same period in the prior year.
For the year ended December 31, 2009, selling, general and administrative expenses, including $1.1 million of restructuring costs, increased slightly by $0.7 million, or 0.9%, to $81.1 million compared to $80.4 million for the year ended December 31, 2008. Changes related to foreign currency exchange rates favorably impacted costs by $3.5 million, of which $3.0 million and $0.5 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses increased $4.2 million, or 5.2%, for the year ended December 31, 2009, compared to the same period for the prior year. This $4.2 million increase in selling, general and administrative costs consisted of a $0.1 million increase in the Americas, a $3.7 million increase in EMEA and a $0.4 million increase in Asia-Pacific. The Americas increases in salaries and related benefit costs and $0.4 million of restructuring costs were substantially offset by decreases in travel costs and professional fees. The increase in EMEA was primarily attributable to expanded activities in the Middle East and Africa as well as an increase in salaries and related benefits costs also related to an increase in sales force. In addition, restructuring costs of $0.7 million were incurred in EMEA in late 2009 and included severance and related costs of $0.6 million and other restructuring costs of $0.1 million. The increase in Asia-Pacific was attributable to general cost increases associated with the increase in revenue level. Asia-Pacific incurred minimal restructuring costs in 2009 related to severance and related costs.

Other Income
Interest Expense
For the year ended December 31, 2010, consolidated interest expense decreased by $0.4 million when compared to the same period for the prior year. The decrease in interest expense for the year ended December 31, 2010 was due to a decrease in average outstanding debt and interest rates for the year ended December 31, 2010 compared to the year ended December 31, 2009.
For the year ended December 31, 2009, consolidated interest expense decreased by $0.3 million when compared to the same period for the prior year. The decrease in interest expense for the year ended December 31, 2009 was due to a decrease in average outstanding debt and interest rates for the year ended December 31, 2009 compared to the year ended December 31, 2008.
Interest Income and Other Income (Expense), Net
For the year ended December 31, 2010, interest income and other income (expense) was consistent with prior year amounts. Interest income and other income (expense) primarily relates to foreign currency exchange transaction gains and losses.
For the year ended December 31, 2009, interest income and other income (expense) increased $0.2 million when compared to the year ended December 31, 2008. Interest income and other income (expense) primarily relates to foreign currency exchange gains and losses, however, the year ended December 31, 2009 also includes approximately $0.6 million of income related to the release of environmental liabilities due to releases obtained on certain properties.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Income Taxes. As a result, substantially all net deferred tax assets attributable to U.S. federal income taxes, as well as certain state and foreign income taxes, recorded for the years ended December 31, 2010, 2009 and 2008 were fully reserved with changes offset by a corresponding change in valuation allowance. The income tax expense recorded for the years ended December 31, 2010, 2009 and 2008 consisted primarily of income taxes due in foreign and state jurisdictions of the Company.
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
Income tax expense as a percentage of income before taxes decreased to 28.5% for the year ended December 31, 2010 from 580.5% for the year ended December 31, 2009. The current year income tax rate is consistent with expected rates considering the blended statutory rates in countries in which the Company operates and the mix of pre-tax income and losses in the countries in which the Company pays taxes versus those countries which have a full valuation allowance
Income tax expense as a percentage of income before taxes of 580.5% for the year ended December 31, 2009 changed significantly from the 14.4% effective rate for the year ended December 31, 2008. The change in the rates is related to changes in the mix of taxable income, between countries whose taxes are offset by full valuation allowances and those that are not. The income generated in certain foreign countries was taxable in 2009, while losses in the U.S. and certain other foreign countries were not tax affected. This, along with the low level of pre-tax income, resulted in an extremely high effective tax rate in 2009.
The tax rates in 2009 and 2008 were significantly impacted by foreign currency transaction gains and losses. For the year ended December 31, 2009, the Company’s U.K. subsidiary recognized approximately $3.5 million of foreign currency transaction gains compared to approximately $7.4 million in foreign currency transaction losses for the year ended

December 31, 2008, primarily related to U.S. dollar denominated notes outstanding under the Company’s previous credit agreement. During these same periods, U.S.-based subsidiaries of the Company recognized foreign currency transaction losses in 2009 and gains in 2008 substantially offsetting the impact of the currency transaction gains and losses in the U.K., however income tax expenses and benefits in the U.K. related to these gains and losses were not offset as the U.S. transaction gains and losses had no tax effect due to the aforementioned valuation allowance on the Company’s U.S. federal taxes.
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
Net cash provided by operating activities was $7.8 million for the year ended December 31, 2010 compared to $17.9 million for the year ended December 31, 2009. The decrease in net cash provided by operating activities of $10.1 million was primarily due to changes in working capital requirements, driven by increases in accounts receivable, which decreased cash flows by $11.6 million compared to an increase of approximately $13.7 million for the year ended December 31, 2009. The changes in accounts receivable primarily related to a general increase in business activity levels at the end of 2010 versus the prior year. In addition, the Company paid approximately $1.5 million in the first quarter of 2010 related to an arbitration award settlement which was accrued as of December 31, 2009. The changes in operating assets and liabilities were partially offset by changes in non-cash items of $1.1 million compared to the prior year, and a $12.3 million increase in net income for the year ended December 31, 2010 as compared to the same period in the prior year. The increase in net income is due to an increase in revenues coupled with decreased selling, general and administrative costs and reduced income tax rates.
Net cash provided by operating activities was $17.9 million for the year ended December 31, 2009 compared to $16.5 million for the year ended December 31, 2008. The increase of $1.4 million in net cash provided by operating activities was primarily due to changes in working capital accounts of $26.9 million partially offset by a decrease in net income of $24.7 million, when compared to the year ended December 31, 2008. The changes in operating assets and liabilities were primarily driven by accounts receivable changes that increased cash flows by $13.6 million for the year ended December 31, 2009 compared to a decrease of approximately $5.9 million for the year ended December 31, 2008. This change was a result of the decrease in revenues in the current year compared to the year ended December 31, 2008, combined with improved collection efforts on accounts receivable. In addition, income taxes payable increased cash flow by $2.2 million for the year ended December 31, 2009 compared to a decrease of $3.9 million for the year ended December 31, 2008. This change was due to timing of estimated payments made on current year tax liabilities combined with refunds received in the current year on prior year overpayments, primarily in the U.K.
Net cash used in investing activities was $7.1 million for the year ended December 31, 2010 compared to $7.0 million for the year ended December 31, 2009. The change was a result of higher levels of capital expenditures in the current year compared to the prior year. Expenditures totaled $7.3 million and $6.5 million for the years ended December 31, 2010 and 2009, respectively. In addition, $0.4 million of payments were made in the current year related to the acquisition of assets compared with $0.9 million of payments made in the prior year.
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
Consolidated capital expenditures for the calendar year 2011 have been budgeted at $11 to $12 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2011 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash provided by financing activities was $0.4 million for the year ended December 31, 2010 compared to $5.9 million in net cash used by financing activities for the year ended December 31, 2009. Financing activities during the current year primarily consisted of proceeds from stock option exercises offset by principal payments on capital leases. The decrease in cash used for financing activities from the prior year primarily resulted from net principal debt payments totaling $5.0 million and payments of debt issuance costs on the new credit facility of $0.7 million in the year ended December 31, 2009.
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
While the Company’s operating results for the year ended December 31, 2010 have improved as compared to the same period last year, the worldwide economy, including the markets in which the Company operates, continues, in varying degrees to remain sluggish, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in this economic environment, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
On August 4, 2009, FWI and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a new credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Credit Agreement”). The Credit Agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the Credit Agreement may not exceed $35.0 million in the aggregate to the designated borrowers.
The proceeds from the initial borrowing on the Credit Agreement were $35.0 million and were used to repay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the Credit Agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At each of December 31, 2010 and 2009, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the Credit Agreement)) which were 2.3% and 2.5% at December 31, 2010 and 2009, respectively. The Credit Agreement contains a commitment fee which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at both December 31, 2010 and 2009, based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $135.1 million of current assets and property and equipment as of December 31, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At December 31, 2010, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.1 million related to outstanding letters of credit, the unused borrowing capacity under the existing Credit Agreement was $18.9 million at December 31, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
The Company committed to cost reduction initiatives at the end of 2009 and in the first half of 2010 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of December 31, 2010, the costs incurred since the inception of these cost reduction initiatives totaled approximately $6.8 million. During the year ended December 31, 2010, the Company incurred restructuring charges of $5.7 million and made cash payments of $4.8 million related to these initiatives. As of December 31, 2010, the remaining reserve associated with these initiatives totaled $1.6 million with estimated additional charges to be incurred of approximately $0.6 million, all of which are expected to require cash payments. Total workforce reductions, which began in the fourth quarter of 2009, included terminations for 162 employees, which included reductions of 31 employees in the Americas, 130 employees in EMEA, and one employee in Asia-Pacific.
The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Agreement, will be sufficient to finance current operations, planned capital expenditure requirements and internal growth for the foreseeable future.
Contractual Obligations
The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2010 in total and by period due beginning in 2011. The operating leases contain renewal options by the Company that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

		Less Than 1			More than
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Debt:
Borrowings under existing revolving credit facility	$30,000	$—	$30,000	$—	$—
Capital leases	161	92	47	22	—

Debt subtotal	30,161	92	30,047	22	—
Interest on debt	1,530	733	794	3

Total debt and interest	31,691	825	30,841	25	—

Other contractual commitments:
Operating leases	21,718	7,927	8,349	3,036	2,406
Pension plan contributions	10,530	1,053	2,106	2,106	5,265
Purchase obligations	9,500	1,500	5,000	3,000	—
Other obligations[1]	1,577	1,577	—	—	—

Total other contractual commitments	43,325	12,057	15,455	8,142	7,671

Total	$75,016	$12,882	$46,296	$8,167	$7,671

[1]	Accrued restructuring costs
Interest on debt is calculated based on outstanding balances, using the weighted average interest rate for 2010. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $1.1 million.
In accordance with FASB ASC 740-10-65, Income Taxes, income tax liabilities are not included in the above contractual obligations. At December 31, 2010, the Company’s gross liability for uncertainty in income taxes under ASC 740-10-65 was $0.8 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its ASC 740-10-65 liability. However, should the entire ASC 740-10-65 liability be paid, the amount of the payment may be partially reduced as a result of offsetting benefits in other tax jurisdictions. See Note 11 under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information regarding ASC 740-10-65.
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
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in Note 1 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred for the year ended December 31, 2010, include revenue recognition, allowance for doubtful accounts, goodwill, intangible assets and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies and restructuring accruals. Critical accounting policies are discussed by management regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition
Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or when products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the three years ended December 31, 2010, 2009 or 2008.
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
Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2010 and 2009, the Company had no significant intangible assets subject to amortization under FASB ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually (in the fourth quarter of each calendar year), or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
FASB ASC 350 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has one reporting unit for the purpose of testing goodwill impairment. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses market capitalization as the basis for its measurement of fair value as management considers this approach the most meaningful measure, considering the quoted market price as providing the best evidence of fair value. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. On December 31, 2010, Furmanite’s fair value substantially exceeded its carrying value.
Based on valuations and market approach analysis performed by the Company at December 31, 2010 and 2009, no impairment was indicated. At each of December 31, 2010 and 2009, $2.1 million of indefinite-lived intangible assets (primarily tradenames) were included in other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $1.3 million were also included in intangible and other assets at each of December 31, 2010 and 2009, with accumulated amortization of $0.5 million and $0.3 million, respectively. Amortization expense for finite-lived intangible assets totaled $0.2 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

2010
Fiscal Year:
2011	$194
2012	194
2013	193
2014	118
2015	43
Thereafter	79

Total	$821

The weighted average amortization period for intangible assets subject to amortization is approximately 4.8 years.
The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of long-lived assets was recorded during 2010, 2009 or 2008.
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
Income Taxes
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2010 and 2009, the Company’s valuation allowance was $20.0 million and $20.7 million, respectively. The net deferred tax assets in 2010 and 2009 relate to foreign and certain state tax items.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2007 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in years prior to 2007 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2005.

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
Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.7%. These rates are renewed annually and adjusted to reflect current conditions. Based on this information the discount rate for 2011 is 5.7%. These rates are determined based on reference to yields. The compensation increase rate of 4.0% per year is based on historical experience. The expected return on plan assets of 6.3% for 2011 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.
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
Exit or Disposal Cost Obligations
In the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
Under FASB ASC 420-10, costs associated with restructuring activities are generally recognized when they are incurred. In the case of leases, the expense is estimated and accrued when the property is vacated. In addition, post-employment benefits accrued for workforce reductions related to restructuring activities are accounted for under FASB ASC 712-10. A liability for post-employment benefits is generally recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.
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
In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. There was not nor does the Company expect a material impact from the adoption of this guidance on its consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at December 31, 2010, or for any of the years ended December 31, 2010, 2009 or 2008.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at December 31, 2010, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates has increased over the past several years, and while currencies in 2010 were not as volatile as in recent periods, foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the year ended December 31, 2010 when compared to the year ended December 31, 2009. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on annual 2010 foreign currency-based revenues and operating income of $153.2 million and $12.7 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $13.9 million and $1.2 million, respectively.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data of the Company begin on page F-3 of this report. Such information is hereby incorporated by reference into this Item 8.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15a-15(e) of the Securities Exchange Act of 1934, the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15a-15(e) of the Exchange Act), as of the end of the period covered by the Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.
Grant Thornton LLP, as independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report included herein.
Changes in Internal Controls Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships, Related Transactions and Director Independence
The information required by this Item 13 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item 14 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.16
Consulting Agreement, dated April 7, 2010, among Furmanite Corporation and Michael L. Rose, the Company’s former Chief Executive Officer, as Consultant, incorporated by reference herein to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

21.1 ±	List of subsidiaries of the Registrant.

23.1 ±	Consent of Grant Thornton LLP.

31.1 ±	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 15, 2011.

31.2 ±	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 15, 2011

32.1 ±	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 15, 2011.

32.2 ±	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 15, 2011.

*	Denotes management contracts.

±	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited Furmanite Corporation (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furmanite Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Furmanite Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Furmanite Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furmanite Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited the accompanying consolidated balance sheets of Furmanite Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furmanite Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furmanite Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP
Dallas, Texas
March 15, 2011

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$37,170	$36,117
Accounts receivable, trade (net of allowance for doubtful accounts of $1,497 and $1,617 as of December 31, 2010 and 2009, respectively)	63,630	52,021
Receivable from businesses distributed to common stockholders	—	1,443
Inventories, net	24,366	26,827
Prepaid expenses and other current assets	5,951	7,642

Total current assets	131,117	124,050
Property and equipment	73,969	66,909
Less: accumulated depreciation and amortization	(43,249)	(36,741)

Property and equipment, net	30,720	30,168
Goodwill	13,148	13,148
Deferred tax assets	2,872	3,707
Intangible and other assets	4,244	3,916

Total assets	$182,101	$174,989

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$76	$174
Accounts payable	17,815	17,077
Accrued expenses and other current liabilities	24,488	25,599
Income taxes payable	557	1,589

Total current liabilities	42,936	44,439
Long-term debt, non-current	30,085	30,139
Net pension liability	8,432	12,358
Other liabilities	2,560	2,723
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,925,619 and 40,682,815 shares issued as of December 31, 2010 and 2009, respectively	4,745	4,723
Additional paid-in capital	132,132	132,106
Accumulated deficit	(12,373)	(21,859)
Accumulated other comprehensive loss	(8,403)	(11,627)
Treasury stock, at cost (4,008,963 shares as of December 31, 2010 and 2009)	(18,013)	(18,013)

Total stockholders’ equity	98,088	85,330

Total liabilities and stockholders’ equity	$182,101	$174,989

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Years Ended December 31,
	2010	2009	2008
Revenues	$285,953	$275,940	$320,942
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	194,594	187,269	207,748
Depreciation and amortization expense	6,490	5,995	5,784
Selling, general and administrative expense	71,209	81,142	80,409

Total costs and expenses	272,293	274,406	293,941

Operating income	13,660	1,534	27,001
Interest income and other income (expense), net	549	434	260
Interest expense	(943)	(1,379)	(1,705)

Income before income taxes	13,266	589	25,556
Income tax expense	(3,780)	(3,419)	(3,688)

Net income (loss)	$9,486	$(2,830)	$21,868

Earnings (loss) per common share:
Basic	$0.26	$(0.08)	$0.60
Diluted	$0.26	$(0.08)	$0.59

Weighted-average number of common and common equivalent shares used in computing earnings (loss) per common share:
Basic	36,751	36,632	36,426
Diluted	36,944	36,632	36,951
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Income (Loss)	Stock	Total

Balances at January 1, 2008	39,959,792	4,048,963	$4,643	$128,363	$(40,943)	$4,467	$(18,194)	$78,336
Net income	—	—	—	—	21,868	—	—	21,868
Stock-based compensation and stock option exercises	294,679	(40,000)	29	1,214	—	—	181	1,424
Conversion of convertible debentures to common stock	358,344	—	43	1,841	—	—	—	1,884
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(986)	—	(986)
Adjustment for FASB ASC 715 measurement date change, net of tax	—	—	—	—	46	(10)	—	36
Foreign currency translation adjustment	—	—	—	—	—	(11,245)	—	(11,245)

Balances at December 31, 2008	40,612,815	4,008,963	4,715	131,418	(19,029)	(7,774)	(18,013)	91,317

Net loss	—	—	—	—	(2,830)	—	—	(2,830)
Stock-based compensation and stock option exercises	70,000	—	8	688	—	—	—	696
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(8,918)	—	(8,918)
Foreign currency translation adjustment	—	—	—	—	—	5,065	—	5,065

Balances at December 31, 2009	40,682,815	4,008,963	4,723	132,106	(21,859)	(11,627)	(18,013)	85,330

Net income	—	—	—	—	9,486	—	—	9,486
Stock-based compensation and stock option exercises	242,804		22	1,469	—	—	—	1,491
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	3,484	—	3,484
Other	—	—	—	(1,443)	—	—	—	(1,443)
Foreign currency translation adjustment	—	—	—	—	—	(260)	—	(260)

Balances at December 31, 2010	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Operating activities:
Net income (loss)	$9,486	$(2,830)	$21,868
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,490	5,995	5,807
Provision for doubtful accounts	113	498	909
Stock-based compensation expense	913	571	497
Deferred income taxes	286	(227)	381
Other, net	(141)	(313)	(279)
Changes in operating assets and liabilities:
Accounts receivable	(11,582)	13,652	(5,910)
Inventories	2,475	(685)	(1,638)
Prepaid expenses and other current assets	658	(735)	(533)
Accounts payable	868	(902)	1,073
Accrued expenses and other current liabilities	(461)	320	(1,640)
Income taxes payable	(1,020)	2,187	(3,899)
Other, net	(249)	426	(117)

Net cash provided by operating activities	7,836	17,957	16,519

Investing activities:
Capital expenditures	(7,312)	(6,541)	(8,014)
Acquisition of assets	(350)	(900)	—
Proceeds from sale of assets	574	447	144

Net cash used in investing activities	(7,088)	(6,994)	(7,870)

Financing activities:
Payments on debt	(237)	(40,435)	(8,015)
Proceeds from issuance of debt	78	35,049	—
Debt issuance costs	—	(658)	—
Issuance of common stock	578	125	438
Payments on 8.75% convertible subordinated debentures	—	—	(155)

Net cash provided by (used in) financing activities	419	(5,919)	(7,732)

Effect of exchange rate changes on cash	(114)	280	(1,694)

Increase (decrease) in cash and cash equivalents	1,053	5,324	(777)
Cash and cash equivalents at beginning of year	36,117	30,793	31,570

Cash and cash equivalents at end of year	$37,170	$36,117	$30,793

Non-cash financing activities:
Conversion of 8.75% convertible debentures to common stock	$—	$—	$1,884
Settlement of accrued bonuses in common stock	$—	$—	$488

Supplemental cash flow information:
Cash paid for interest	$782	$1,400	$1,883
Cash paid for income taxes, net of refunds received	$3,491	$846	$4,837
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2010	2009	2008
Net income (loss)	$9,486	$(2,830)	$21,868
Other comprehensive income (loss):
Change in pension net actuarial loss and prior service credit, net of tax	3,484	(8,918)	(986)
Foreign currency translation adjustments	(260)	5,065	(11,245)

Total other comprehensive income (loss)	3,224	(3,853)	(12,231)

Comprehensive income (loss)	$12,710	$(6,683)	$9,637

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) such as leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting and valve repair, and other services including heat exchanger design, manufacture and repair, smart shim services, concrete repair and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum industry, which includes refineries and offshore drilling rigs (includes subsea) and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. Furmanite currently operates over 25 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Los Angeles, California; Lombard, Illinois; Hobart, Indiana; Geismar, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Pittsburgh, Pennsylvania; Houston, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom (“U.K.”) and by licensee and agency arrangements which are based in Argentina, Brazil, Columbia, Egypt, Hungary, India, Indonesia, Italy, Japan, Lithuania, Mexico, Pakistan, Peru, Puerto Rico, Romania, Russia, South Africa, Thailand, Trinidad and the United Arab Emirates.
The Company’s common stock, no par value, trades on the New York Stock Exchange under the ticker symbol FRM.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation.
Cash and Cash Equivalents
Cash is generally invested in high credit quality and highly liquid short-term investments with original maturities of three months or less. Accordingly, uninvested cash in excess of requirements for operating purposes is kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had short-term investments with two financial institutions at December 31, 2010 that were not insured by the FDIC in the amount of $14.4 million. The Company has not experienced any losses on these investments. Cash in foreign bank accounts at December 31, 2010 and 2009 was $15.7 million and $12.4 million, respectively.
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
Changes in the allowance for doubtful accounts for the years ended December 31, are as follows (in thousands):

	2010	2009	2008
Allowance for doubtful accounts at beginning of year	$1,617	$4,627	$4,011
Provisions for doubtful accounts	113	498	909
Currency adjustments	2	46	(91)
Write-offs, net of recoveries	(235)	(3,554)	(202)

Allowance for doubtful accounts at end of year	$1,497	$1,617	$4,627

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
Property and Equipment
Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed in the period in which they are incurred. Depreciation of property and equipment is provided on a straight-line basis at rates based upon the expected useful lives of the various classes of assets. The expected useful lives of property and equipment are as follows: buildings — forty years, machinery and equipment — five to ten years, furniture and fixtures — three to five years, vehicles — four to six years and other property and equipment — two to five years.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Long-Lived Assets
The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairments of long-lived assets were recorded during 2010, 2009 or 2008.
Goodwill and Intangible Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At December 31, 2010 and 2009, the Company had no significant intangible assets subject to amortization under FASB ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually (in the fourth quarter of each calendar year), or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
FASB ASC 350 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has one reporting unit for the purpose of testing goodwill impairment. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses market capitalization as the basis for its measurement of fair value as management considers this approach the most meaningful measure, considering the quoted market price as providing the best evidence of fair value. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. On December 31, 2010, Furmanite’s fair value substantially exceeded its carrying value.
Based on valuations and market approach analysis performed by the Company at December 31, 2010 and 2009, no impairment was indicated. At each of December 31, 2010 and 2009, $2.1 million of indefinite-lived intangible assets (primarily tradenames) were included in intangible and other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $1.3 million were also included in intangible and other assets at each of December 31, 2010 and 2009, with accumulated amortization of $0.5 million and $0.3 million, respectively. Amortization expense for finite-lived intangible assets totaled $0.2 million and $0.1 million for the years ended December 31, 2010 and 2009, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
As of December 31, 2010, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

2010
Fiscal Year:
2011	$194
2012	194
2013	193
2014	118
2015	43
Thereafter	79

Total	$821

The weighted average amortization period for intangible assets subject to amortization is approximately 4.8 years.
Revenue Recognition
Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2010, 2009 or 2008.
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
Income Taxes
Deferred tax assets and liabilities result from temporary differences between accounting principles generally accepted in the United States (“U.S. GAAP”) and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. Accordingly, a full valuation allowance on domestic net federal, certain state and foreign deferred tax assets was determined appropriate at December 31, 2010, 2009 and 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
Exit or Disposal Cost Obligations
In the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
Under FASB ASC 420-10, costs associated with restructuring activities are generally recognized when they are incurred. In the case of leases, the expense is estimated and accrued when the property is vacated. In addition, post-employment benefits

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
accrued for workforce reductions related to restructuring activities are accounted for under FASB ASC 712-10. A liability for post-employment benefits is generally recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.
Use of Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include revenue recognition, allowance for doubtful accounts, goodwill, intangible assets and long-lived assets, stock-based compensation, defined benefit pension plan, income taxes, restructuring accruals and contingencies.
New Accounting Pronouncements
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
In January 2010, the FASB issued Accounting Standards Update 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). ASU 2010-06 provides more robust disclosures about the transfers between Levels 1 and 2, the activity in Level 3 fair value measurements and clarifies the level of disaggregation and disclosure related to the valuation techniques and inputs used. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. There was not nor does the Company expect a material impact from the adoption of this guidance on its consolidated financial statements.
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
Basic and diluted weighted-average common shares outstanding and earnings (loss) per share include the following for the years ended December 31, (in thousands, except per share data):

	2010	2009	2008
Net income (loss)	$9,486	$(2,830)	$21,868

Basic weighted-average common shares outstanding	36,751	36,632	36,426
Dilutive effect of common stock equivalents	193	—	525

Diluted weighted-average common shares outstanding	36,944	36,632	36,951

Earnings (loss) per share:
Basic	$0.26	$(0.08)	$0.60
Diluted	$0.26	$(0.08)	$0.59

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	531	648	118
3. Inventories, net
Inventories consisted of the following at December 31, (in thousands):

	2010	2009
Raw materials and supplies	$19,159	$18,973
Work-in-process	6,906	8,601
Finished goods	85	370
Excess and Obsolete Reserve	(1,784)	(1,117)

Total inventories	$24,366	$26,827

For the year ended December 31, 2010, the Company recognized expense of $0.7 million in operating costs for excess and obsolete inventory. Amounts expensed for excess and obsolete inventory were not significant for the years ended December 31, 2009 and 2008.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
4. Property and Equipment
Property and equipment consisted of the following at December 31, (in thousands):

	2010	2009
Land	$2,043	$1,305
Buildings	4,891	4,940
Machinery and equipment	52,024	47,214
Furniture and fixtures	7,310	7,100
Vehicles	2,669	2,803
Construction in progress	1,796	1,328
Other	3,236	2,219

Total property and equipment	73,969	66,909
Less: accumulated depreciation and amortization	(43,249)	(36,741)

Net property and equipment	$30,720	$30,168

Depreciation and amortization expense of property and equipment for the years ended December 31, 2010, 2009 and 2008 was $6.3 million, $6.0 million and $5.8 million, respectively.
Vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2010	2009
Vehicle capital leases	$1,585	$1,638
Less: accumulated depreciation and amortization	(1,432)	(1,344)

Net equipment acquired under capital leases	$153	$294

5. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following at December 31, (in thousands):

	2010	2009
Compensation and benefits[1]	$15,130	$11,085
Estimated potential uninsured liability claims	1,886	3,405
Value added tax payable	1,387	1,612
Taxes other than income	1,052	1,393
Professional, audit and legal fees	1,088	948
Customer deposits	615	2,731
Other employee related expenses	550	634
Rent	327	600
Interest	20	42
Payments due on purchased assets	—	350
Other [2]	2,433	2,799

Total accrued expenses and other current liabilities	$24,488	$25,599

[1]	Includes restructuring accruals of $1.1 million and $0.7 million for the years ended December 31, 2010 and 2009, respectively.

[2]	Includes restructuring accruals of $0.5 million for the year ended December 31, 2010.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
6. Restructuring
During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2009 Cost Reduction Initiative
The Company has substantially completed this cost reduction initiative, which began in the fourth quarter of 2009. For the twelve months ended December 31, 2010 and 2009, restructuring costs incurred of $1.8 million and $1.1 million, respectively, are included in selling, general and administrative expenses. For the twelve months ended December 31, 2010, restructuring costs incurred of $0.5 million are included in operating costs. As of December 31, 2010, costs incurred since inception of this cost reduction initiative total approximately $3.4 million.
2010 Cost Reduction Initiative
In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. For the twelve months ended December 31, 2010, restructuring costs incurred $1.5 million are included in operating costs. For the twelve months ended December 31, 2010, restructuring costs incurred of $1.9 million are included in selling, general and administrative expenses. The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $4.0 million. As of December 31, 2010, the costs incurred since inception of this cost reduction initiative totaled approximately $3.4 million, with the remaining $0.6 million expected to relate primarily to severance and benefit and lease termination costs.
In connection with these initiatives, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2010, is as follows (in thousands):

	Reserve at		Cash	Foreign currency	Reserve at
	December 31, 2009	Charges	payments	adjustments	December 31, 2010
2009 Initiative
Severance and benefit costs	$690	$1,288	$(1,850)	$(21)	$107
Lease termination costs	—	590	(469)	4	125
Other restructuring costs	—	470	(460)	(1)	9

2010 Initiative
Severance and benefit costs	—	2,899	(1,948)	18	969
Lease termination costs	—	279	—	(2)	277
Other restructuring costs	—	187	(97)	—	90

	$690	$5,713	$(4,824)	$(2)	$1,577

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2009, is as follows (in thousands):

	Reserve at		Cash	Foreign currency	Reserve at
	January 1, 2009	Charges	payments	adjustments	December 31, 2009
2009 Initiative
Severance and benefit costs	$—	$876	$(186)	$—	$690
Lease termination costs	—	22	(22)	—	—
Other restructuring costs	—	175	(175)	—	—

	$—	$1,073	$(383)	$—	$690

Restructuring costs associated with the cost reduction initiatives for the years ended December 31, consisted of the following (in thousands):

	2010	2009	2008
Severance and benefit costs	$4,187	$876	$—
Lease termination costs	869	22	—
Other restructuring costs	657	175	—

Total	$5,713	$1,073	$—

Restructuring costs incurred in the following geographical areas for the years ended December 31, are as follows (in thousands):

	2010	2009	2008
Americas	$442	$406	$—
EMEA	5,271	642	—
Asia-Pacific	—	25	—

Total	$5,713	$1,073	$—

Total workforce reductions related to the cost reduction initiatives included terminations for 162 employees, which include reductions of 31 employees in the Americas, 130 employees in EMEA, and one employee in Asia-Pacific.
7. Long-Term Debt
Long-term debt is summarized as follows at December 31, (in thousands):

	2010	2009
Borrowings under the revolving credit facility (the “Credit Agreement”)	$30,000	$30,000
Capital leases	161	313

Total long-term debt	30,161	30,313
Less current portion of long-term debt	(76)	(174)

Total long-term debt, non-current	$30,085	$30,139

On August 4, 2009, FWI and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a new credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Credit Agreement”). The Credit Agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the Credit Agreement may not exceed $35.0 million in the aggregate to the designated borrowers.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The proceeds from the initial borrowing on the Credit Agreement were $35.0 million and were used to repay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2010, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the Credit Agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.
At each of December 31, 2010 and 2009, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the Credit Agreement)) which were 2.3% and 2.5% at December 31, 2010 and 2009, respectively. The Credit Agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at both December 31, 2010 and 2009, based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $135.1 million of current assets and property and equipment as of December 31, 2010) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At December 31, 2010, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.1 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $18.9 million at December 31, 2010, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
At December 31, 2010, debt maturities on consolidated debt were as follows (in thousands):

2010
2011	$—
2012	—
2013	30,000
2014	—
2015	—
Thereafter	—

Total long-term debt	$30,000
Capital leases	161

Total long-term debt and capital lease	$30,161

8. Retirement Plans
The Company has a defined contribution plan which covers substantially all eligible domestic employees and provides for varying levels of employer matching. Contributions to this plan were $1.2 million, $1.8 million and $1.7 million for 2010, 2009 and 2008, respectively.
Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its U.K. employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately three percent of the Company’s total pension plan liabilities and two percent of total pension plan assets, only the schedules of net periodic pension cost (benefit) and changes in benefit obligation and plan assets include combined amounts from the two plans, while all other assumption, detail and narrative information relates solely to the U.K. Plan.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12.0% and the employer contributes up to 12.0% of pay. Plan assets are

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2010. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $0.8 million.
As required under FASB ASC 715, Compensation — Retirement Benefits, the Company changed its measurement date from October 31 to December 31 in 2008. The Company chose to use the valuation performed as of October 31, 2007, and apply it over the fourteen months from October 2007 through December 2008 as permitted under FASB ASC 715. The net periodic benefit cost for the pension plan was recognized by allocating two months of the cost to retained earnings and recognizing the remaining twelve months of expense over the 2008 calendar year.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.7%. These rates are renewed annually and adjusted to reflect current conditions. Based on this information the discount rate for 2011 is 5.7%. These rates are determined appropriate based on reference to yields. The compensation increase rate of 4.0% per year is based on historical experience. The expected return on plan assets of 6.3% for 2011 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.
Net pension cost included the following components for the years ended December 31, (in thousands):

	2010	2009	2008
Net periodic pension cost (benefit):
Service cost	835	673	721
Interest cost	3,672	3,272	3,931
Expected return on plan assets	(3,603)	(2,993)	(5,044)
Amortization of prior service cost	(94)	(95)	(112)
Amortization of net actuarial loss	1,085	180	—

Net periodic pension cost (benefit)	$1,895	$1,037	$(504)

The weighted average assumptions used to determine benefit obligations at December 31, are as follows:

	2010	2009
Discount rate	5.7%	5.7%
Rate of compensation increase	4.0%	4.0%
Inflation	3.5%	3.5%
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2010	2009
Discount rate	5.7%	6.7%
Expected long-term return on plan assets	6.8%	6.2%
Rate of compensation increase	4.0%	3.0%
Inflation	3.5%	2.5%

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on plan assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.3% overall, 7.8% for equities and 4.7% for bonds.
The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, (in thousands):

	2010	2009
Projected benefit obligation:
Beginning of year	$68,506	$45,392
Service cost	835	673
Interest cost	3,672	3,272
Participants’ contributions	232	173
Actuarial loss (gain)	(671)	16,554
Benefits paid	(3,051)	(3,453)
Foreign currency translation adjustment and other	(2,358)	5,895

End of year	67,165	68,506

Fair value of plan assets:
Beginning of year	56,148	44,729
Actual gain on plan assets	6,290	7,924
Employer contributions	1,100	1,200
Participants’ contributions	232	173
Benefits paid	(3,051)	(3,453)
Foreign currency translation adjustment	(1,986)	5,575

End of year	58,733	56,148

Excess projected obligation under (over) fair value of plan assets at end of year	$(8,432)	$(12,358)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$13,517	$18,573
Prior service cost (credit)	(552)	(671)

Net amount recognized in accumulated other comprehensive income	$12,965	$17,902

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $0.4 million for the defined pension plan.
The accumulated benefit obligation for the U.K. Plan was $59.2 million and $61.8 million at December 31, 2010 and 2009, respectively. The U.K. Plan has had no new participants added since the plan was frozen in 1994.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
At December 31, 2010, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2011	$2,713
2012	2,798
2013	2,887
2014	2,976
2015	3,071
2016-2020	16,885

Total	$31,330

The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2010 (in thousands):

		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2) (a)	(Level 3) (a)
Cash	$394	$394	$—	$—

Equity securities:
U.K. equity (b)	15,767	—	15,767	—
U.S. equity index (c)	5,017	—	5,017	—
European equity index (d)	3,934	—	—	3,934
Pacific Rim equity index (e)	2,416	—	—	2,416
Japanese equity index (f)	2,241	—	—	2,241
Emerging Markets equity index (g)	1,777		—	1,777

Fixed income securities:
Corporate bonds (h)	12,330	—	—	12,330
U.K. government fixed income securities (i)	7,733	—	7,733	—
U.K. government index-linked securities (j)	5,933	—	5,933	—

Total	$57,542	$394	$34,450	$22,698

a)
The net asset value of the commingled equity and fixed income funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. As the funds are not traded in active markets, the commingled funds are classified as Level 2 or Level 3 assets. The net asset value is corroborated by observable market data (e.g., purchase or sale activities) for Level 2 assets.

b)	This category includes investments in U.K. companies and aims to achieve a return that is consistent with the return of the FTSE All-Share Index.

c)	This category includes investments in a variety of large and small U.S. companies and aims to achieve a return that is consistent with the return of the FTSE All-World USA Index.

d)
This category includes investments in a variety of large and small European companies and aims to achieve a return that is consistent with the return of the FTSE All-World Developed Europe ex-U.K. Index.

e)
This category includes investments in a variety of large and small companies across the Australian, Hong Kong, New Zealand and Singapore markets and aims to achieve a return that is consistent with the return of the FTSE-All-World Developed Asia Pacific ex-Japan Index.

f)	This category includes investments in a variety of large and small Japanese companies and aims to achieve a return that is consistent with the return of the FTSE All-World Japan Index.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

g)	This category includes investments in companies in the Emerging Markets to achieve a return that is consistent with the return of the IFC Investable Index ex-Malaysia.

h)
This category includes investment grade corporate bonds denominated in sterling and aims to achieve a return consistent with the iBoxx £ Non-Gilts Over 15 Years Index. This index consists of bonds with a maturity period of 15 years or longer.

i)
This category includes investments in U.K. government fixed income securities (gilts) that have a maturity period of 15 years or longer and aims to achieve a return consistent with the iBoxx £ Non-Gilts Over 15 Years Index.

j)
This category includes investments in U.K. government index-linked securities (index-linked gilts) that have a maturity period of 5 years or longer and aims to achieve a return consistent with the FTSE UK Gilts Index-Linked Over 5 Years Index.

The following table sets forth a summary of changes in the fair value of the Level 3 assets for the year ended December 31, 2010:

Balance at December 31, 2009	$—
Transfers in	19,577
Purchases	1,512
Unrealized gain	2,264
Foreign currency adjustments	(655)

Balance at December 31, 2010	$22,698

During the year ended December 31, 2010, there were transfers from Level 2 assets to Level 3 assets due to changes in the observability of inputs. There were no transfers related to the Company’s Level 3 assets during the year ended December 31, 2009.
Investment objectives for the U.K. Plan, as of December 31, 2010, are to:
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
The following table sets forth the weighted average asset allocation and target asset allocations by asset category, as of the measurement dates of the plan:

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2010	2009	2010	2009
Equity securities	54.1%	50.8%	55.0%	55.0%
Debt securities	45.1%	44.8%	45.0%	45.0%
Other	0.8%	4.4%	0.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
Series B Preferred Stock
On April 15, 2008, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 2008. These Rights are substantially similar to, and were issued in replacement of, the rights that expired on April 19, 2008, pursuant to the Company’s then existing Stockholders Rights Plan. Pursuant to the replacement Stockholders Rights Plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $48, subject to adjustment. The Rights will not become transferable from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2018, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2010 and 2009, there were 400,000 Series B Preferred Shares authorized and none were outstanding.
Stock Option Plans
The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. The options granted under these plans and agreements generally vest over periods of up to five years and expire between five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The stock option plan has 6,100,000 shares authorized and 1,834,452 shares were available for additional issuance at December 31, 2010.
For the years ended December 31, 2010, 2009 and 2008, total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangements was $0.9 million, $0.6 million and $0.5 million, respectively. The expense for the twelve months ended December 31, 2010, includes $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Office of the Company. Tax effects from the stock-based compensation are insignificant due to the Company’s current domestic tax position. As of December 31, 2010, the total unrecognized compensation expense related to stock options was $2.0 million. The total unrecognized compensation expense related to stock options will be recognized over a weighted-average period of 5.8 years.
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under FASB ASC 718-10 and a single option award approach. This fair value computation is then amortized on a straight-line basis over the requisite service periods of the options, which is generally the vesting period. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The weighted-average estimated value of employee stock options granted in 2010, 2009 and 2008 were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	58.0% to 64.9%	47.7% to 47.9%	41.2%
Risk-free interest rate	1.7% to 2.6%	2.0% to 2.2%	1.6%
Expected dividends	0%	0%	0%
Expected term in years	5 to 6.5	4	5
The Company granted options to purchase 555,000, 180,000 and 284,000 shares of its common stock during 2010, 2009 and 2008, respectively, that generally vest annually over five years. All options were granted at prices equal to the market price at the date of grant. The weighted average fair market value of options granted during 2010, 2009 and 2008 was $2.98, $1.56 and $1.93 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.
During 2010, the Company extended the expiration date by one or two years on 451,500 stock options held by 13 employees. The fair value of the modified stock options was determined using the Black-Scholes option-pricing model which resulted in incremental compensation expense of $0.1 million. The incremental compensation expense for vested stock options was expensed immediately while the incremental expense on nonvested stock options will be amortized ratably over the remaining service period.
The changes in stock options outstanding for the Company’s plan for the years 2010, 2009 and 2008 were as follows:

		Weighted-	Aggregate
		Average	Intrinsic
		Exercise	Value
Options	Shares	Price	($000’s)
Outstanding at January 1, 2008	930,298	$3.59
Granted	284,000	$5.07
Exercised	(218,515)	$2.00
Forfeited	(35,000)	$7.47

Outstanding at December 31, 2008	960,783	$4.25
Granted	180,000	$3.96
Exercised	(40,000)	$3.14
Forfeited	(128,500)	$5.48

Outstanding at December 31, 2009	972,283	$4.08
Granted	555,000	$5.21
Exercised	(188,500)	$3.15
Forfeited or expired	(30,000)	$3.93

Outstanding at December 31, 2010	1,308,783	$4.68	3,089

Exercisable at December 31, 2010	568,383	$4.01	1,751

The aggregate fair value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.2 million, $42 thousand and $0.3 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $0.7 million, $27 thousand and $0.7 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
A summary of the status of the Company’s nonvested stock options for the year ended December 31, 2010, is as follows:

		Weighted-
		Average
		Grant-Date
	Options	Fair Value
Nonvested at December 31, 2009	420,700	$1.72
Granted	555,000	$2.98
Vested	(219,300)	$2.38
Forfeited	(16,000)	$1.55

Nonvested at December 31, 2010	740,400	$3.11

The aggregate intrinsic value of stock options vested during the years ended December 31, 2010, 2009, and 2008 was $0.5 million, $40 thousand and $0.3 million respectively. The aggregate fair value of stock options vested during the years ended December 31, 2010, 2009 and 2008 was $0.5 million, $0.2 million and $0.2 million, respectively.
At December 31, 2010, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average	Average
					Oustanding	Exercisable
			Average Exercise Price per		Remaining	Remaining
Range of Exercise	Options		Outstanding	Exercisable	Contractual	Contractual
Price	Outstanding	Exercisable	Options	Options	Life (Years)	Life (Years)
$2.30 — $3.93	449,283	306,283	$3.06	$2.72	4.4	2.9
$4.16 — $5.40	629,500	241,100	$4.81	$4.97	5.7	2.7
$6.11 — $11.88	230,000	21,000	$7.50	$11.88	8.9	3.0

	1,308,783	568,383	$4.68	$4.01	5.8	2.8

Cash received from option exercises under the stock option plans for the years ended December 31, 2010, 2009 and 2008 was $0.6 million, $0.1 million and $0.4 million, respectively.
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
During 2008, the Company granted 60,000 shares of restricted stock awards to its directors at a grant date fair value of $10.17 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The fair value of the restricted stock awards issued in 2008 was determined based on the Company’s closing stock price on the date of grant, and totaled $0.6 million.
Also during 2008, the Company issued an aggregate total of 55,778 shares of common stock under its stock incentive plan in lieu of a cash payment of a predetermined portion of the discretionary bonuses earned and accrued in 2007 for managers and field personnel responsible for the year-over-year growth in foreign currency adjusted profit. The fair value of the shares of $8.70 per share was determined based on the Company’s closing stock price on the date that the discretionary bonuses were allocated to those managers and field personnel and approved, and totaled $0.5 million. The shares immediately vested and may not be sold for a period of up to three years.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
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
During 2010, the Company granted 60,000 shares of restricted stock awards to its directors at a grant date fair value of $3.85 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The fair value of the restricted stock awards issued in 2010 was determined based on the Company’s closing stock price on the date of grant, and totaled $0.2 million.
A summary of the status of the Company’s nonvested restricted stock awards for the year ended December 31, 2010, is as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
		Grant-Date	Term
Restricted Stock Awards	Options	Fair Value	(Year)
Nonvested at December 31, 2009	190,000	$6.67	1.7
Granted	60,000	$3.85
Vested	(50,000)	$5.40

Nonvested at December 31, 2010	200,000	$6.15	1.8

At December 31, 2010, total unrecognized compensation expense related to non-vested restricted stock awards of approximately $0.3 million is expected to be recognized over the weighted-average period of 1.8 years. The aggregate fair value of restricted stock vested during the periods ended December 31, 2010 and 2008 was $0.3 million and $0.5 million, respectively. No restricted stock awards vested during the period ended December 31, 2009.
10. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following at December 31, (in thousands):

	2010	2009
Net actuarial loss and prior service credit	$(12,965)	$(17,902)
Less: deferred tax benefit	3,538	4,991

Net of tax	(9,427)	(12,911)
Foreign currency translation adjustment	1,024	1,284

Total accumulated other comprehensive loss	$(8,403)	$(11,627)

11. Income Taxes
Income before income tax expense is comprised of the following components for the years ended December 31, (in thousands):

	2010	2009	2008
Domestic operations	$7,928	$(6,709)	$13,891
Foreign operations	5,338	7,298	11,665

Income before income taxes	$13,266	$589	$25,556

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Income tax expense (benefit) is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2010:
Current	$155	$2,844	$495	$3,494
Deferred	—	255	31	286

	$155	$3,099	$526	$3,780

2009:
Current	$—	$3,460	$186	$3,646
Deferred	—	(227)	—	(227)

	$—	$3,233	$186	$3,419

2008:
Current	$73	$2,724	$510	$3,307
Deferred	—	381	—	381

	$73	$3,105	$510	$3,688

The differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, are as follows (in thousands):

	2010	2009	2008
Expected tax expense at the statutory federal rate	$4,643	$206	$8,945
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(699)	3,119	(5,105)
State income taxes, net	526	186	510
Foreign tax rate differences	(1,047)	(822)	(1,302)
Non-deductible expenses	232	322	198
Resolution of state and foreign tax issues	—	33	61
Other	125	375	381

Total income tax expense	3,780	3,419	$3,688

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
At December 31, 2010, the Company had available domestic federal tax NOLs of $25.9 million, which will expire, if unused, as follows: $5.7 million in 2023, $12.2 million in 2025, $4.0 million in 2026 and $4.0 million in 2029. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the tax laws, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2010 and 2009, the Company’s valuation allowance was $20.0 million and $20.7 million, respectively. The net deferred tax assets in 2010 and 2009 relate to foreign and certain state tax items.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2010	2009
Deferred tax assets:
Federal net operating loss carryforwards	$9,080	$11,461
Alternative minimum tax credit carryforwards	2,942	2,787
State net operating loss carryforwards	778	982
Accrued expenses	3,486	2,176
Intangible assets	—	547
Foreign subsidiaries, primarily NOLs, pension and accrued expenses	8,933	9,284
Other	666	671

Total gross deferred tax assets	25,885	27,908

Deferred tax liabilities:
Property and equipment and other long-term assets	(2,315)	(1,353)
Foreign deferred tax liabilities, primarily property and equipment	(236)	(725)

Net deferred tax asset before valuation allowance	23,334	25,830
Less valuation allowance	(19,980)	(20,679)

Net deferred tax asset	$3,354	$5,151

Current net deferred tax assets of $0.5 million and $1.4 million and long-term net deferred tax assets of $2.9 million and $3.7 million were recorded at December 31, 2010 and 2009, respectively. In 2010 and 2009, deferred tax expense of $1.5 million and deferred tax benefit of $3.4 million, respectively, related to changes in pension net actuarial loss and prior service credit were recorded in other comprehensive income.
A reconciliation of the change in the unrecognized tax benefits for the years December 31, is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$1,007	$974	$997
Additions based on tax positions	256	210	361
Reductions due to lapses of statutes of limitations	(460)	(177)	(384)

Balance at end of year	$803	$1,007	$974

Unrecognized tax benefits at December 31, 2010, 2009 and 2008 of $0.8 million, $1.0 million and $1.0 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized. The Company incurred no significant interest or penalties for any of the years ended December 31, 2010, 2009 or 2008.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2007 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards (“NOLs”) originating in years prior to 2007 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2005. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
12. Commitments and Contingencies
The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases, including short-term leases, was $14.3 million for 2010, $12.9 million for 2009 and $13.8 million for 2008.
The Company has contracts with two suppliers which include minimum purchase requirements to keep the contracts in effect. The aggregate minimum requirements over the next four years under the two contracts total $9.5 million.
At December 31, 2010, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital	Operating
	Leases	Leases
2011	$95	$7,927
2012	27	5,323
2013	22	3,026
2014	16	1,970
2015	10	1,066
Thereafter	—	2,406

Total minimum lease payments	$170	$21,718

Less amounts representing interest	(9)

Present value of future minimum lease payments	$161

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $1.2 million and $1.3 million as of December 31, 2010 and 2009, respectively.
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
In the first quarter of 2008, a subsidiary of the Company filed an action seeking to vacate a $1.35 million arbitration award related to a sales brokerage agreement associated with a business that the subsidiary sold in 2005. The subsidiary believed that the sales broker was an affiliate of another company that in 2006 settled all of its claims, as well as all of the claims of its affiliates, against the subsidiary. The action to vacate the arbitration award terminated and, in January 2010, the subsidiary paid the full amount of the arbitration award plus accrued interest to the sales broker which was accrued as of December 31, 2009. In separate actions, the subsidiary was seeking to enforce the prior settlement agreement executed by the sales broker’s affiliate and obtain an equitable offset of the arbitration award, however, upon mutual agreement by all parties, these separate actions were dismissed by the court in July 2010.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The Company has contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $3.4 million were recorded in accrued expenses and other current liabilities as of December 31, 2010 and 2009, respectively.
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
The Company provides specialized technical services to an international client base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation, and other flow-process industries.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
Geographical areas are the Americas (which includes operations in North America, South America and Latin America), EMEA (which include operations Europe, the Middle East and Africa) and Asia-Pacific. The following geographical area information includes revenues by major service line and operating income (loss) based on the physical location of the operations (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Year ended December 31, 2010:
On-line services	$51,076	$37,051	$16,524	$104,651
Off-line services	61,601	50,674	19,896	132,171
Other services	22,497	21,648	4,986	49,131

Total revenues	$135,174	$109,373	$41,406	$285,953

Operating (loss) income [1]	$841	$1,931	$10,888	$13,660
Allocation of headquarter costs	8,139	(5,944)	(2,195)	—

Adjusted operating (loss) income	$8,980	$(4,013)	$8,693	$13,660

Year ended December 31, 2009:
On-line services	$44,268	$38,891	$15,365	$98,524
Off-line services	57,073	54,084	16,120	127,277
Other services	20,301	26,236	3,602	50,139

Total revenues	$121,642	$119,211	$35,087	$275,940

Operating (loss) income [1]	$(10,177)	$4,894	$6,817	$1,534
Allocation of headquarter costs	7,593	(5,863)	(1,730)	—

Adjusted operating (loss) income	$(2,584)	$(969)	$5,087	$1,534

Year ended December 31, 2008:
On-line services	$48,701	$43,936	$10,948	$103,585
Off-line services	74,703	81,672	17,976	174,351
Other services	23,641	16,108	3,257	43,006

Total revenues	$147,045	$141,716	$32,181	$320,942

Operating income	$665	$20,690	$5,646	$27,001
Allocation of headquarter costs	6,901	(5,599)	(1,302)	—

Adjusted operating income	$7,566	$15,091	$4,344	$27,001

[1]	Includes restructuring charges of $5.7 and $1.1 million for the years ended December 31, 2010 and 2009, respectively.
Included in the EMEA geographical area for the years ended December 31, 2010, 2009 and 2008 are U.K. revenues of $46.5 million, $51.0 million and $72.3 million, respectively, and U.K. operating income of $6.2 million, $6.1 million and $15.9 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location at December 31, (in thousands):

	2010	2009
Americas	$17,311	$17,050
EMEA	12,092	11,248
Asia-Pacific	3,493	3,717

Total long-lived assets	$32,896	$32,015

Included in the EMEA geographical area at December 31, 2010 and 2009 were U.K. property and equipment, net of $4.6 million and $5.7 million, respectively.
Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in any geographical area can be impacted by changes in currency exchange rates in any given year. In 2010, the financial results were favorably impacted in Asia Pacific but were partially offset by unfavorable impacts in EMEA as a result of currency exchange rate changes during the year. In 2009, the financial results were favorably impacted in EMEA and Australia but were substantially offset by an unfavorable impact in the Americas. Conversely in 2008, financial results in EMEA were unfavorably impacted but again were substantially offset by a favorable impact in the Americas.
14. Significant Customers
No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.
15. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820-10, Fair Value Measurements and Disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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

•
Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances

The Company currently does not have any assets or liabilities that would require valuation under FASB ASC 820-10, except for pension assets, which is separately described in Note 8. The Company does not have any derivatives or marketable securities.
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2010 and 2009 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, and other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at December 31, 2010, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.
16. Quarterly Financial Data (Unaudited)
Quarterly operating results for 2010 and 2009 are summarized as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2010:
Revenues	$66,435	$77,513	$66,935	$75,070
Operating income [1]	$461	$5,526	$2,706	$4,967
Net income [2]	$391	$3,560	$1,811	$3,724

Earnings per common share:
Basic	$0.01	$0.10	$0.05	$0.10
Diluted	$0.01	$0.10	$0.05	$0.10

2009:
Revenues	$63,032	$69,726	$70,757	$72,425
Operating income (loss)[3]	$1,640	$806	$1,586	$(2,498)
Net income (loss)[4]	$880	$231	$203	$(4,144)

Earnings (loss) per common share:
Basic	$0.02	$0.01	$0.01	$(0.12)
Diluted	$0.02	$0.01	$0.01	$(0.12)

[1]	Operating income for the quarters ended in 2010 includes restructuring charges of $1.8 million, $0.9 million, $2.0 million and $1.0 million, respectively

[2]	Net income for the quarters ended in 2010 includes restructuring charges of $1.5 million, $0.8 million, $1.9 million and $1.0 million, respectively.

[3]	Operating loss for fourth quarter of 2009 includes restructuring charges of $1.1 million

[4]	Net loss for fourth quarter of 2009 includes restructuring charges of $0.9 million
17. Subsequent Events

On February 23, 2011, FWI entered into a Stock Purchase Agreement to acquire a 100% interest in the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire for cash substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $9.2 million, net of cash acquired. SLM is a recognized world leader in large scale on-site machining providing engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION
By:	/s/ JOSEPH E. MILLIRON
JOSEPH E. MILLIRON
Chief Operating Officer and President

Date: March 15, 2011
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ CHARLES R. COX CHARLES R. COX	Chairman Executive Officer and Chairman (Principal Executive Officer)	March 15, 2011

/s/ ROBERT S. MUFF ROBERT S. MUFF	Chief Accounting Officer (Principal Financial and Accounting Officer)	March 15, 2011

/s/ SANGWOO AHN SANGWOO AHN	Director	March 15, 2011

/s/ KEVIN R. JOST KEVIN R. JOST	Director	March 15, 2011

/s/ HANS KESSLER HANS KESSLER	Director	March 15, 2011