Form 10-Q
period 2011-03-31
FURMANITE CORP
filed 2011-05-10
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 36,946,656 shares of the registrant’s common stock outstanding as of May 4, 2011.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	4
Consolidated Income Statements for the Three Months Ended March 31, 2011 and 2010 (unaudited)	5
Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 (unaudited) and for the Year Ended December 31, 2010	6
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	7
Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 and 2010 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosure About Market Risk	28
Item 4. Controls and Procedures	28

PART II. Other Information
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 6. Exhibits	31
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,121	$37,170
Accounts receivable, trade (net of allowance for doubtful accounts of $1,672 and $1,497 as of March 31, 2011 and December 31, 2010, respectively)	68,099	63,630
Inventories, net of reserve:
Raw materials and supplies	19,041	17,375
Work-in-process	8,242	6,906
Finished goods	207	85
Prepaid expenses and other current assets	6,844	5,951

Total current assets	135,554	131,117
Property and equipment	80,451	73,969
Less: accumulated depreciation and amortization	(45,761)	(43,249)

Property and equipment, net	34,690	30,720
Goodwill	14,338	13,148
Deferred tax assets	2,955	2,872
Intangible and other assets	8,792	4,244

Total assets	$196,329	$182,101

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,723	$76
Accounts payable	18,221	17,815
Accrued expenses and other current liabilities	27,132	24,488
Income taxes payable	190	557

Total current liabilities	48,266	42,936
Long-term debt, non-current	32,797	30,085
Net pension liability	8,695	8,432
Other liabilities	2,552	2,560

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 40,955,619 and 40,925,619 shares issued as of March 31, 2011 and December 31, 2010, respectively	4,745	4,745
Additional paid-in capital	132,338	132,132
Accumulated deficit	(8,347)	(12,373)
Accumulated other comprehensive loss	(6,704)	(8,403)
Treasury stock, at cost (4,008,963 shares as of March 31, 2011 and December 31, 2010)	(18,013)	(18,013)

Total stockholders’ equity	104,019	98,088

Total liabilities and stockholders’ equity	$196,329	$182,101

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Revenues	$73,054	$66,435
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	50,443	45,662
Depreciation and amortization expense	1,875	1,549
Selling, general and administrative expense	16,911	18,763

Total costs and expenses	69,229	65,974

Operating income	3,825	461
Interest income and other income (expense), net	122	342
Interest expense	(240)	(241)

Income before income taxes	3,707	562
Income tax benefit (expense)	319	(171)

Net income	$4,026	$391

Earnings per common share:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,925	36,689
Diluted	37,264	36,809
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2011 (Unaudited) and Year Ended December 31, 2010
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Loss	Stock	Total

Balances at January 1, 2010	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330
Net income	—	—	—	—	9,486	—	—	9,486
Stock-based compensation and stock option exercises	242,804	—	22	1,469	—	—	—	1,491
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	3,484	—	3,484
Other				(1,443)				(1,443)
Foreign currency translation adjustment	—	—	—	—	—	(260)	—	(260)

Balances at December 31, 2010	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088

Net income	—	—	—	—	4,026	—	—	4,026
Stock-based compensation and stock option exercises	30,000	—	—	206	—	—	—	206
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(225)	—	(225)
Foreign currency translation adjustment	—	—	—	—	—	1,924	—	1,924

Balances at March 31, 2011	40,955,619	4,008,963	$4,745	$132,338	$(8,347)	$(6,704)	$(18,013)	$104,019

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Operating activities:
Net income	$4,026	$391
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	1,875	1,549
Provision for doubtful accounts	101	112
Deferred income taxes	(1,217)	35
Stock-based compensation expense	206	350
Other, net	225	136
Changes in operating assets and liabilities:
Accounts receivable	(4,323)	(930)
Inventories	(2,918)	(1,241)
Prepaid expenses and other current assets	(616)	672
Accounts payable	462	200
Accrued expenses and other current liabilities	2,575	(2,587)
Income taxes payable	(341)	(588)
Other, net	(80)	(47)

Net cash used in operating activities	(25)	(1,948)

Investing activities:
Capital expenditures	(759)	(2,365)
Acquisition of assets and business, net of cash acquired of $1,078 in 2011	(3,921)	(200)
Proceeds from sale of assets	32	164

Net cash used in investing activities	(4,648)	(2,401)

Financing activities:
Payments on debt	(35)	(52)

Net cash used in financing activities	(35)	(52)

Effect of exchange rate changes on cash	659	(298)

Decrease in cash and cash equivalents	(4,049)	(4,699)
Cash and cash equivalents at beginning of period	37,170	36,117

Cash and cash equivalents at end of period	$33,121	$31,418

Supplemental cash flow information:
Cash paid for interest	$192	$200
Cash paid for income taxes, net of refunds received	$936	$596

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquistion of business	$5,300	$—
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	For the Three Months
	Ended March 31,
	2011	2010
Net income	$4,026	$391
Other comprehensive income (loss):
Change in pension net actuarial loss and prior service credit, net of tax	(225)	932
Foreign currency translation adjustments	1,924	(2,200)
Total other comprehensive income (loss)	1,699	(1,268)
Comprehensive income (loss)	$5,725	$(877)
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
1. General and Summary of Significant Accounting Policies
General
The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company” or “Furmanite”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements, have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
Revenue Recognition
Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three months ended March 31, 2011 or 2010.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced to net realizable value for inventories in which their cost exceeds their utility, due to physical deterioration, obsolescence, changes in price levels or other causes. The excess and obsolete reserve was $1.7 million and $1.8 million at March 31, 2011 and December 31, 2010, respectively. Inventories consumed or products sold are included in operating costs.
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
2. Acquisition
On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $9.2 million, net of cash acquired of $1.1 million. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

In connection with the SLM acquisition, on February 23, 2011, FWI entered into a consent and waiver agreement under its credit agreement. See Note 6, “Long-Term Debt,” to these consolidated financial statements for additional information as it relates to the credit agreement. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.3 million.
The final determinations of fair value for certain assets and liabilities remain subject to change based on final valuations of the assets acquired and liabilities assumed. The following amounts represent the preliminary determination of the fair value of the assets acquired and liabilities assumed (in thousands):
Fair value of net assets acquired

Cash	$1,078
Accounts receivable	224
Prepaid expenses and other current assets	123
Property and equipment	4,450
Goodwill [1]	1,190
Intangible and other assets [2]	4,525
Accrued expenses and other current liabilities	(100)
Deferred tax liabilities	(1,190)

Fair value of net assets acquired	$10,300

[1]	Goodwill consists of intangible assets that do not qualify for separate recognition and is not expected to be deductible for tax purposes.

[2]	Intangible assets are primarily comprised of trademarks, patents, and non-compete arrangements. Other assets consist of acquired interests in equity and cost method investments.
The SLM acquisition is insignificant to the Company’s financial position and results of operations, therefore, SLM’s pro forma results would not have a significant impact on the Company’s results had the acquisition occurred at the beginning of the current or previous year.
3. Earnings Per Share
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

Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2011	2010
Net income	$4,026	$391

Basic weighted-average common shares outstanding	36,925	36,689
Dilutive effect of common stock equivalents	339	120

Diluted weighted-average common shares outstanding	37,264	36,809

Earnings per share:
Basic	$0.11	$0.01
Dilutive	$0.11	$0.01

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	309	605
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
Compensation and benefits[1]	$18,138	$15,130
Estimated potential uninsured liability claims	1,886	1,886
Value added tax payable	1,431	1,387
Taxes other than income	1,523	1,052
Professional, audit and legal fees	649	1,088
Customer deposit	740	615
Other employee related expenses	234	550
Rent	360	327
Interest	39	20
Other[2]	2,132	2,433

	$27,132	$24,488

[1]	Includes restructuring accruals of $0.5 million and $1.1 million as of March 31, 2011 and December 31, 2010, respectively.

[2]	Includes restructuring accruals of $0.5 million at each of March 31, 2011 and December 31, 2010.
5. Restructuring
During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2009 Cost Reduction Initiative
The Company completed this cost reduction initiative during 2010 and incurred total costs since inception of approximately $3.4 million. During the first quarter of 2010, the Company recorded $1.9 million in restructuring charges of which $0.7 million and $1.2 million are included in operating costs and selling, general and administrative expenses, respectively. No costs were incurred during 2011 related to this initiative.

2010 Cost Reduction Initiative
During the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations (which includes operations in Europe, the Middle East and Africa). The Company took specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. For the three months ended March 31, 2011, restructuring costs incurred of $41 thousand and $47 thousand are included in operating costs and selling, general and administrative expenses, respectively. The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $4.0 million. As of March 31, 2011, the costs incurred since the inception of this cost reduction initiative totaled approximately $3.5 million, with the remaining $0.5 million expected to relate primarily to severance and benefits and lease termination costs.
In connection with these initiatives, the Company recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
The activity related to reserves associated with the cost reduction initiatives for the three months ended March 31, 2011, is as follows (in thousands):

	Reserve at
	December 31,			Foreign currency	Reserve at
	2010	Charges	Cash payments	adjustments	March 31, 2011

2009 Initiative
Severance and benefit costs	$107	$—	$(110)	$3	$—
Lease termination costs	125	—	—	4	129
Other restructuring costs	9	—	—	1	10

2010 Initiative
Severance and benefit costs	969	84	(601)	47	499
Lease termination costs	277	(2)	(9)	18	284
Other restructuring costs	90	6	(25)	6	77

	$1,577	$88	$(745)	$79	$999

Restructuring costs associated with the cost reduction initiatives consist of the following (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Severance and benefit costs	$84	$1,186
Lease termination costs	(2)	316
Other restructuring costs	6	352

	$88	$1,854

Restructuring costs were incurred in the following geographical areas (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Americas	$—	$186
EMEA	88	1,668

	$88	$1,854

Total workforce reductions related to the cost reduction initiatives included terminations for 165 employees, which include reductions of 31 employees in the Americas (which includes operations in North America, South America and Latin America), 133 employees in EMEA, and one employee in Asia-Pacific.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Borrowings under the revolving credit facility (the “Credit Agreement”)	$30,000	$30,000
Capital leases	128	161
Notes payable (the “Notes”)	5,392	—

Total long-term debt	35,520	30,161
Less: current portion of long-term debt	(2,723)	(76)

Total long-term debt, non-current	$32,797	$30,085

On August 4, 2009, FWI and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Credit Agreement”). The Credit Agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the Credit Agreement may not exceed $35.0 million in the aggregate to the designated borrowers.
At each of March 31, 2011 and December 31, 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the Credit Agreement)) which was 2.3% at each of March 31, 2011 and December 31, 2010. The Credit Agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at each of March 31, 2011 and December 31, 2010, based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $144.1 million of current assets and property and equipment as of March 31, 2011) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2011, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $19.0 million at March 31, 2011, with a limit of $5.0 million of this capacity remaining for the designated borrowers.

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing the Notes to the sellers’ equity holders for $5.3 million ($2.9 million denominated in U.S. dollar and $2.4 million denominated in Australian dollar) payable in two annual installments, which mature on February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At March 31, 2011, $5.4 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.
7. Retirement Plan
Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). Since the Norwegian Plan represents approximately two percent of the Company’s total pension plan assets and three percent of total pension plan liabilities, only the schedule of net periodic pension cost includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.
Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Service cost	$230	$207
Interest cost	971	900
Expected return on plan assets	(945)	(882)
Amortization of prior service cost	(25)	(23)
Amortization of net actuarial loss	165	266

Net periodic pension cost	$396	$468

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.3% overall, 7.8% for equities and 4.7% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.8 million for 2011.
8. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards and stock appreciation rights. For the three months ended March 31, 2011 and 2010, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.2 million and $0.4 million, respectively. The expense for the three months ended March 31, 2010 included $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Officer of the Company. Tax effects from stock-based compensation are insignificant due to the Company’s current domestic tax position. During the first quarter of 2011, the Company granted options to certain employees to purchase 70,000 shares of its common stock with a fair market value of $4.15 per share. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of March 31, 2011, the total unrecognized compensation expense related to stock options and restricted stock awards was $1.9 million and $0.4 million, respectively.

9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	March 31,	December 31,
	2011	2010
Net actuarial loss and prior service credit	$(13,274)	$(12,965)
Less: deferred tax benefit	3,622	3,538

Net of tax	(9,652)	(9,427)
Foreign currency translation adjustment	2,948	1,024

Total accumulated other comprehensive loss	$(6,704)	$(8,403)

10. Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of FASB ASC 740, Income Taxes (“ASC 740”). As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three months ended March 31, 2011 and 2010 were fully offset by a corresponding change in valuation allowance. The income tax benefit recorded for the three months ended March 31, 2011 consisted primarily of a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition, which was partially offset by income tax expenses in foreign and state jurisdictions in which the Company operates. The income tax expense recorded for the three months ended March 31, 2010 consisted primarily of income tax expenses in foreign and state jurisdictions in which the Company operates.
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
Income tax benefit as a percentage of income before income taxes was approximately 8.6% for the three months ended March 31, 2011 as compared to income tax expense as a percentage of income before income taxes of approximately 30.4% for the three months ended March 31, 2010. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the 2011 period was 23.5%. The remaining change in the income tax rates between periods is related to a lower level of pre-tax income in 2010 as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
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
The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three months ended March 31, 2011 or 2010. Unrecognized tax benefits at each of March 31, 2011 and December 31, 2010 of $0.8 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2011 is as follows (in thousands):

Balance at December 31, 2010	$803
Additions based on tax positions	43

Balance at March 31, 2011	$846

11. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.1 million and $1.2 million at March 31, 2011 and December 31, 2010, respectively.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million were recorded in accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010.
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

Geographical areas are the Americas, EMEA and Asia-Pacific. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Three months ended March 31, 2011:
On-line services	$15,945	$9,470	$2,509	$27,924
Off-line services	18,364	10,096	4,040	32,500
Other services	5,918	5,107	1,605	12,630

Total revenues	$40,227	$24,673	$8,154	$73,054

Three months ended March 31, 2010:
On-line services	$11,378	$9,555	$4,064	$24,997
Off-line services	15,363	10,636	3,718	29,717
Other services	4,826	6,070	825	11,721

Total revenues	$31,567	$26,261	$8,607	$66,435

Historically, the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations based on their respective revenues, the operating income by geographical area based on physical location would have been as follows (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Three months ended March 31, 2011:
Operating income[1]	$2,580	$762	$483	$3,825
Allocation of headquarter costs	1,453	(1,096)	(357)	—

Adjusted operating income (loss)	$4,033	$(334)	$126	$3,825

Three months ended March 31, 2010:
Operating income (loss)[2]	$(684)	$(636)	$1,781	$461
Allocation of headquarter costs	2,130	(1,610)	(520)	—

Adjusted operating income (loss)	$1,446	$(2,246)	$1,261	$461

[1]	Includes restructuring charges of $0.1 million in EMEA.

[2]	Includes restructuring charges totaling $0.2 million and $1.7 million in the Americas and EMEA, respectively.
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	March 31,	December 31,
	2011	2010
Americas	$20,832	$17,311
EMEA	12,473	12,092
Asia-Pacific	7,130	3,493

	$40,435	$32,896

13. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820-10, Fair Value Measurement (“ASC 820-10”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.
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
The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of March 31, 2011 and December 31, 2010 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at March 31, 2011, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.
Business Overview
Furmanite Corporation, (the “Parent Company”), together with its subsidiaries (collectively the “Company” or “Furmanite”) was incorporated in 1953 and conducts its principal business through its subsidiaries in the technical services industry. The Parent Company’s common stock, no par value, trades under the ticker symbol FRM on the New York Stock Exchange.
The Company provides specialized technical services, including on-line services, which include leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services, which include on-site machining, heat treatment, bolting and valve repair, and other services including heat exchanger design, manufacture and repair, smart shim services, concrete repair and valve and other product manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries, which include refineries and offshore drilling rigs (including subsea) and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through Furmanite.
Financial Overview
For the three months ended March 31, 2011, consolidated revenues increased by $6.6 million compared to the three months ended March 31, 2010, primarily related to increases in leak sealing, line stopping and bolting services in the Americas. The Company’s net income for the three months ended March 31, 2011 increased by $3.6 million compared to the three months ended March 31, 2010. The increase in net income was a result of the increase in revenues for the current year three month period, as well as operational improvements realized as a result of the cost reduction initiatives which began in late 2009 and continued throughout 2010.
In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and restructuring of certain functions, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. The Company completed the 2009 cost reduction initiative during 2010 with total restructuring costs incurred since its inception of approximately $3.4 million. The Company estimates the effects of this initiative to result in annual cost reductions at historical activity levels of approximately $11.0 million, primarily compensation expenses, which will favorably impact selling, general and administrative expenses.
In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company took specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. The Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are primarily related to severance and benefit costs. As of March 31, 2011, restructuring costs of $3.5 million have been incurred since the inception of this additional cost reduction initiative, with the remaining $0.5 million expected to be incurred during 2011. The Company estimates the effects of this initiative to result in annual cost reductions at historical activity levels of approximately $5.0 million, primarily compensation expenses, of which approximately half will affect operating costs with the other half impacting selling, general and administrative expenses.
As a result of these two initiatives, total restructuring costs negatively impacted operating income and net income by $0.1 million for the three months ended March 31, 2011 and by $1.9 million and $1.6 million, respectively, for the three months ended March 31, 2010.
The Company’s diluted earnings per share for the three months ended March 31, 2011 increased to $0.11 from $0.01 for the three months ended March 31, 2010.

Results of Operations

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands, except
	per share data)
Revenues	$73,054	$66,435
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	50,443	45,662
Depreciation and amortization expense	1,875	1,549
Selling, general and administrative expense	16,911	18,763

Total costs and expenses	69,229	65,974

Operating income	3,825	461
Interest income and other income (expense), net	122	342
Interest expense	(240)	(241)

Income before income taxes	3,707	562
Income tax benefit (expense)	319	(171)

Net income	$4,026	$391

Earnings per share:
Basic	$0.11	$0.01
Diluted	$0.11	$0.01

Geographical Information

	For the Three Months
	Ended March 31,
	2011	2010
	(in thousands)
Revenues:
Americas	$40,227	$31,567
EMEA	24,673	26,261
Asia-Pacific	8,154	8,607

Total revenues	73,054	66,435

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	27,104	20,764
EMEA	17,717	19,927
Asia-Pacific	5,622	4,971

Total operating costs (exclusive of depreciation and amortization)	50,443	45,662
Operating costs as a percentage of revenue	69.0%	68.7%

Depreciation and amortization expense
Americas, including corporate	1,029	812
EMEA	504	467
Asia-Pacific	342	270

Total depreciation and amortization expense	1,875	1,549
Depreciation and amortization expense as a percentage of revenue	2.6%	2.3%

Selling, general and administrative expense
Americas, including corporate	9,514	10,675
EMEA	5,690	6,503
Asia-Pacific	1,707	1,585

Total selling general and administrative expense	16,911	18,763
Selling, general and administrative expense as a percentage of revenue	23.1%	28.2%

Total costs and expenses	$69,229	$65,974

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to EMEA or Asia-Pacific.
Revenues
For the three months ended March 31, 2011, consolidated revenues increased by $6.6 million, or 9.9%, to $73.0 million, compared to $66.4 million for the three months ended March 31, 2010. Changes related to foreign currency exchange rates favorably impacted revenues by $1.7 million, of which $0.2 million, $0.6 million and $0.9 million were related to favorable impacts in the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $4.9 million, or 7.4%, for the three months ended March 31, 2011 compared to the same period in the prior year. This $4.9 million increase in revenues consisted of an increase of $8.5 million in the Americas, which was partially offset by decreases of $2.2 million and $1.4 million in Asia-Pacific and EMEA, respectively. The increase in revenues in the Americas was primarily due to volume increases in on-line services, which included volume increases in leak sealing and line stopping services resulting in an approximate 34% increase in these revenues when compared to the same period in the prior year. In addition, off-line revenues in the Americas increased related to volume increases in bolting services of approximately 9% when compared to the same period in prior year. The decrease in revenues in Asia-Pacific was primarily related to volume decreases in on-line services, which included volume decreases in hot tapping services resulting in an approximate 38% decrease in hot tapping services when compared to the same period in the prior year. The decrease in revenues in EMEA was primarily attributable to decreases within other services, which related to volume decreases in product and manufacturing revenues and resulted in an approximate 17% decrease in these revenues as compared to the same period in the prior year.
Operating Costs (exclusive of depreciation and amortization)
For the three months ended March 31, 2011, operating costs increased $4.7 million, or 10.3%, to $50.4 million, compared to $45.7 million for the three months ended March 31, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.1 million, of which $0.1 million, $0.4 million and $0.6 million were related to unfavorable impacts in the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased by $3.6 million, or 7.9%, for the three months ended March 31, 2011, compared to the same period in the prior year. This change consisted of a $6.2 million increase in the Americas which was partially offset by a $2.6 million decrease in EMEA. The increase in operating costs in the Americas was primarily attributable to an increase in labor and material costs of approximately 25% and was associated with the increase in revenues when compared to the same period in the prior year. The decrease in EMEA was due to decreases in material and labor costs of 7% associated with the cost reduction initiatives and decreases in revenues. In addition, severance related restructuring costs in EMEA decreased from $0.7 million for the three months ended March 31, 2010 to $41 thousand for the three months ended March 31, 2011. The operating costs in Asia-Pacific remained relatively flat.
Operating costs as a percentage of revenue were 69.0% and 68.7% for the three months ended March 31, 2011 and 2010, respectively. The percentage of operating costs to revenues for the three months ended March 31, 2011 was relatively consistent with the same period in prior year.
Depreciation and Amortization
For the three months ended March 31, 2011, depreciation and amortization expense increased $0.3 million, or 21.0%, when compared to the same period in the prior year. Changes related to foreign currency exchange rates were insignificant for the three months ended March 31, 2011. Depreciation and amortization expense increased due to capital expenditures of approximately $5.7 million placed in service over the twelve-month period ended March 31, 2011.
Depreciation and amortization expense as a percentage of revenue were 2.6% and 2.3% for the three months ended March 31, 2011 and 2010, respectively.
Selling, General and Administrative
For the three months ended March 31, 2011, selling, general and administrative expenses decreased $1.9 million, or 10.1%, to $16.9 million compared to $18.8 million for the three months ended March 31, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $0.3 million, of which $0.1 million and $0.2 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses decreased $2.2 million, or 11.7%, for the three months ended March 31, 2011, compared to the same period in the prior year. This $2.2 million decrease in selling, general and administrative expenses consisted of $1.2 million, $0.9 million and $0.1 million in decreases in the Americas, EMEA and Asia-Pacific, respectively. The decrease in selling, general and administrative expenses in the Americas was related to reductions in salary and related costs and reductions in professional fees of approximately 6% when compared to the same period in the prior year. In addition, no restructuring costs were incurred in the Americas in the three months ended March 31, 2011 compared to $0.2 million incurred in the same period in the prior year. Decreases in selling, general and administrative expenses in EMEA were primarily a result of reductions in restructuring costs from $1.0 million for the three months ended March 31, 2010 to $47 thousand for the three months ended March 31, 2011. In addition, there were decreases in EMEA’s salary and related costs of approximately 2%, when compared to the same period in the prior year. Decreases in selling, general and administrative expenses in Asia-Pacific were also related to reduction in salary and related costs.
As a result of the above factors, selling, general and administrative expenses as a percentage of revenues decreased to 23.1% for the three months ending March 31, 2011 compared to 28.2% for the three months ended March 31, 2010.

Other Income
Interest Income and Other Income (Expense), Net
For the three months ended March 31, 2011, interest income and other income (expense) decreased $0.2 million when compared to the same period in the prior year. Interest income and other income (expense) primarily relates to foreign currency exchange gains and losses.
Interest Expense
For the three months ended March 31, 2011, consolidated interest expense was consistent with the three months ended March 31, 2010 as average debt and interest rates were comparable for each of the periods then ended.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three months ended March 31, 2011 and 2010 were fully reserved with changes offset by a corresponding change in valuation allowance. The income tax benefit recorded for the three months ended March 31, 2011 consisted primarily of a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the acquisition of Self Leveling Machines (the “SLM acquisition”), which was partially offset by income tax expenses in foreign and state jurisdictions in which the Company operates (see “Liquidity and Capital Resources” for additional information on the SLM acquisition). The income tax expense recorded for the three months ended March 31, 2010 consisted primarily of income taxes due in foreign and state jurisdictions in which the Company operates.
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
Income tax benefit as a percentage of income before income taxes was approximately 8.6% for the three months ended March 31, 2011 as compared to income tax expense as a percentage of income before income taxes of approximately 30.4% for the three months ended March 31, 2010. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the 2011 period was 23.5%. The remaining change in the income tax rates between periods is related to a lower level of pre-tax income in 2010 as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash used in operating activities was $25 thousand for the three months ended March 31, 2011 compared to net cash used in operating activities of $1.9 million for the three months ended March 31, 2010. The decrease in net cash used in operating activities was primarily due to a $3.6 million increase in net income for the three months ended March 31, 2011 due to higher revenues and lower restructuring costs as compared to the same period in prior year. The cash impact increase in net income was partially offset by non-cash items, including a $1.2 million deferred tax benefit recorded in connection with the SLM acquisition, and differences in changes in working capital requirements, which decreased cash flows by $5.2 million for the three months ended March 31, 2011 compared to a decrease of approximately $4.5 million in the three months ended March 31, 2010.
Net cash used in investing activities increased to $4.6 million for the three months ended March 31, 2011 from $2.4 million for the three months ended March 31, 2010 primarily due to $3.9 million of cash paid, net of cash acquired of $1.1 million, in connection with the SLM acquisition. This increase in cash used relating to the SLM acquisition is partially offset by a reduction in capital expenditures from $2.4 million for the three months ended March 31, 2010 to $0.8 million for the three months ended March 31, 2011. The decrease in capital expenditures compared to the prior year is due to the timing of capital projects in the current year.
Consolidated capital expenditures for the calendar year 2011 have been budgeted at $11.0 million to $12.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2011 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities for the three months ended March 31, 2011 was consistent with the three months ended March 31, 2010. Financing activities during the current and prior year periods consisted of principal payments on long-term capital leases.
While the Company’s operating results for the three months ended March 31, 2011 have improved as compared to the same period in the prior year, the worldwide economy, including the markets in which the Company operates, continues, in varying degrees to remain sluggish, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in this economic environment, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
On August 4, 2009, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Credit Agreement”). The Credit Agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the Credit Agreement may not exceed $35.0 million in the aggregate to the designated borrowers.
At each of March 31, 2011 and December 31, 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the Credit Agreement)) which was 2.3% at each of March 31, 2011 and December 31, 2010. The Credit Agreement contains a commitment fee which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at each of March 31, 2011 and December 31, 2010, based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $144.1 million of current assets and property and equipment as of March 31, 2011) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2011, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $19.0 million at March 31, 2011, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
On February 23, 2011, FWI entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. for total consideration of $9.2 million, net of cash acquired of $1.1 million. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.
In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.3 million ($2.9 million denominated in U.S. dollar and $2.4 million denominated in Australian dollar) payable in two annual installments, which mature February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At March 31, 2011, $5.4 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.
At the end of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of March 31, 2011, the costs incurred since the inception of these cost reduction initiatives totaled approximately $6.9 million. During the three months ended March 31, 2011, the Company incurred restructuring charges of $0.1 million related to the 2010 initiative and made cash payments of $0.7 million related to both the 2009 and 2010 initiatives. As of March 31, 2011, the remaining reserve associated with these initiatives totaled $1.0 million with estimated additional charges to be incurred of approximately $0.5 million, all of which are expected to require cash payments. Total workforce reductions, which began in the fourth quarter of 2009, included terminations for 165 employees, which included reductions of 31 employees in the Americas, 133 employees in EMEA, and one employee in Asia-Pacific.
The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Agreement, will be sufficient to finance current operations, including the Company’s cost reduction initiative obligations, planned capital expenditure requirements and internal growth for the foreseeable future.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the three months ended March 31, 2011, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
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

Goodwill, Intangible and Long-Lived Assets
The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. At March 31, 2011 and December 31, 2010, the Company had no significant intangible assets subject to amortization under FASB ASC 350. Goodwill and other intangible assets not subject to amortization are tested for impairment annually (in the fourth quarter of each calendar year), or more frequently if events or changes in circumstances indicate that the assets might be impaired. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, or a loss of key personnel.
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
Stock-Based Compensation
All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying, any cash dividends in the foreseeable future), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
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
Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined based on reference to yields. The compensation increase rate is based on historical experience. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While the Company believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.
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
Exit or Disposal Obligations
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
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at March 31, 2011 or December 31, 2010, or for the three months ended March 31, 2011.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at March 31, 2011, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates has increased over the past several years. Currencies in the first quarter of 2011 were not as volatile as in recent periods, as foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the three months ended March 31, 2011, foreign currency-based revenues and operating income of $35.3 million and $2.1 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues and operating income of $3.2 million and $0.2 million, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2011. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the

Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.1 million and $1.2 million at March 31, 2011 and December 31, 2010, respectively.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million were recorded in accrued expenses and other current liabilities as of March 31, 2011 and December 31, 2010.
Item 1A. Risk Factors
During the quarter ended March 31, 2011, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 9, 2011.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 9, 2011.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 9, 2011.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 9, 2011.

*	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: May 9, 2011