Form 10-Q
period 2011-06-30
FURMANITE CORP
filed 2011-08-09
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 37,092,575 shares of the registrant’s common stock outstanding as of August 2, 2011.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	4

Consolidated Income Statements for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 (unaudited) and for the Year Ended December 31, 2010	6

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	7

Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31

Item 4. Controls and Procedures	31

PART II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	33
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,855	$37,170
Accounts receivable, trade (net of allowance for doubtful accounts of $1,500 and $ 1,497 as of June 30, 2011 and December 31, 2010, respectively)	74,014	63,630
Inventories, net of reserve:
Raw materials and supplies	18,506	17,375
Work-in-process	7,495	6,906
Finished goods	167	85
Prepaid expenses and other current assets	5,769	5,951

Total current assets	136,806	131,117
Property and equipment	83,204	73,969
Less: accumulated depreciation and amortization	(48,015)	(43,249)

Property and equipment, net	35,189	30,720
Goodwill	14,538	13,148
Deferred tax assets	2,750	2,872
Intangible and other assets	8,168	4,244

Total assets	$197,451	$182,101

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,727	$76
Accounts payable	17,634	17,815
Accrued expenses and other current liabilities	21,846	24,488
Income taxes payable	906	557

Total current liabilities	43,113	42,936
Long-term debt, non-current	32,855	30,085
Net pension liability	8,591	8,432
Other liabilities	2,598	2,560

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	–	–
Common stock, no par value; 60,000,000 shares authorized; 41,070,216 and 40,925,619 shares issued as of June 30, 2011 and December 31, 2010, respectively	4,758	4,745
Additional paid-in capital	132,567	132,132
Accumulated deficit	(3,201)	(12,373)
Accumulated other comprehensive loss	(5,817)	(8,403)
Treasury stock, at cost (4,008,963 shares as of June 30, 2011 and December 31, 2010)	(18,013)	(18,013)

Total stockholders’ equity	110,294	98,088

Total liabilities and stockholders’ equity	$197,451	$182,101

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$83,009	$77,513	$156,063	$143,948
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	56,425	51,922	106,868	97,584
Depreciation and amortization expense	2,198	1,572	4,073	3,121
Selling, general and administrative expense	17,779	18,493	34,690	37,256

Total costs and expenses	76,402	71,987	145,631	137,961

Operating income	6,607	5,526	10,432	5,987
Interest income and other income (expense), net	120	(246)	242	96
Interest expense	(255)	(241)	(495)	(482)

Income before income taxes	6,472	5,039	10,179	5,601
Income tax expense	(1,326)	(1,479)	(1,007)	(1,650)

Net income	$5,146	$3,560	$9,172	$3,951

Earnings per common share:
Basic	$0.14	$0.10	$0.25	$0.11
Diluted	$0.14	$0.10	$0.25	$0.11

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	36,971	36,734	36,948	36,711
Diluted	37,328	36,932	37,296	36,871
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2011 (Unaudited) and Year Ended December 31, 2010
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	Accumulated	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Deficit	Loss	Stock	Total

Balances at January 1, 2010	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330
Net income	–	–	–	–	9,486	–	–	9,486
Stock-based compensation and stock option exercises	242,804	–	22	1,469	–	–	–	1,491
Change in pension net actuarial loss and prior service credit, net of tax	–	–	–	–	–	3,484	–	3,484
Other				(1,443)				(1,443)
Foreign currency translation adjustment	–	–	–	–	–	(260)	–	(260)

Balances at December 31, 2010	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088

Net income	–	–	–	–	9,172	–	–	9,172
Stock-based compensation and stock option exercises	144,597	–	13	435	–	–	–	448
Change in pension net actuarial loss and prior service credit, net of tax	–	–	–	–	–	(112)	–	(112)
Foreign currency translation adjustment	–	–	–	–	–	2,698	–	2,698

Balances at June 30, 2011	41,070,216	4,008,963	$4,758	$132,567	$(3,201)	$(5,817)	$(18,013)	$110,294

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Six Months
	Ended June 30,
	2011	2010
Operating activities:
Net income	$9,172	$3,951
Reconciliation of net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,073	3,121
Provision for doubtful accounts	216	327
Deferred income taxes	(1,259)	(86)
Stock-based compensation expense	322	494
Other, net	320	441
Changes in operating assets and liabilities:
Accounts receivable	(10,057)	(6,850)
Inventories	(2,469)	1,842
Prepaid expenses and other current assets	326	1,316
Accounts payable	(134)	(496)
Accrued expenses and other current liabilities	(2,715)	(3,142)
Income taxes payable	376	(352)
Other, net	(134)	(47)

Net cash (used in) provided by operating activities	(1,963)	519

Investing activities:
Capital expenditures	(1,579)	(3,451)
Acquisition of assets and business, net of cash acquired of $971 in 2011	(4,029)	(350)
Proceeds from sale of assets	105	195

Net cash used in investing activities	(5,503)	(3,606)

Financing activities:
Payments on debt	(69)	(99)
Issuance of common stock	126	–

Net cash provided by (used in) financing activities	57	(99)

Effect of exchange rate changes on cash	1,094	(1,094)

Decrease in cash and cash equivalents	(6,315)	(4,280)
Cash and cash equivalents at beginning of period	37,170	36,117

Cash and cash equivalents at end of period	$30,855	$31,837

Supplemental cash flow information:
Cash paid for interest	$357	$400
Cash paid for income taxes, net of refunds received	$1,612	$1,577

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquistion of business	$5,300	$–
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income	$5,146	$3,560	$9,172	$3,951
Other comprehensive income (loss):
Change in pension net actuarial loss and prior service credit, net of tax	113	205	(112)	1,137
Foreign currency translation adjustments	774	(1,356)	2,698	(3,556)

Total other comprehensive income (loss)	887	(1,151)	2,586	(2,419)

Comprehensive income	$6,033	$2,409	$11,758	$1,532

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Revenues are based primarily on time and materials. Substantially all projects are generally short term in nature. Revenues are recognized when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded, net of sales tax. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three or six months ended June 30, 2011 or 2010.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced to net realizable value for inventories in which their cost exceeds their utility, due to physical deterioration, obsolescence, changes in price levels or other causes. The excess and obsolete reserve was $1.7 million and $1.8 million at June 30, 2011 and December 31, 2010, respectively. The cost of inventories consumed or products sold are included in operating costs.
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
In June 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 provides further clarification on the: (1) application of the highest and best use and valuation premise concepts, (2) fair value measurement of an instrument classified in a reporting entity’s shareholders’ equity, and (3) disclosure of unobservable inputs used in Level 3 fair value measurements. ASU 2011-04 also changes how fair value is measured for financial instruments that are managed within a portfolio and how premiums and discounts are applied in measuring fair value. In addition to the clarification of Level 3 disclosures, ASU 2011-04 requires additional disclosures for fair value measurements as it relates to the following: (1) the valuation process and sensitivity of changes in unobservable inputs, (2) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and (3) the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only the following two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the Company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company anticipates the adoption of this guidance will change the presentation and provide additional detail on certain consolidated financial statements, but will not have any other material impact.
2. Acquisition
On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $9.3 million, net of cash acquired of $1.0 million. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.
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
The final determinations of fair value for certain assets and liabilities remain subject to change based on final valuations of the assets acquired and liabilities assumed. During the second quarter of 2011, goodwill increased by $0.2 million resulting from adjustments to the fair value measurement of acquired net assets. The following amounts represent the preliminary determination of the fair value of the assets acquired and liabilities assumed (in thousands):
Fair value of net assets acquired

Cash	$971
Accounts receivable	224
Prepaid expenses and other current assets	46
Property and equipment	5,024
Goodwill [1]	1,390
Intangible and other assets [2]	4,135
Accrued expenses and other current liabilities	(100)
Deferred tax liabilities	(1,390)

Fair value of net assets acquired	$10,300

[1] Goodwill consists of intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.

[2] Intangible assets are primarily comprised of trademarks, patents, and non-compete arrangements. Other assets consist of acquired interests in equity and cost method investments.

The SLM acquisition was not material to the Company’s financial position and results of operations, therefore, SLM’s pro forma results would not have a material impact on the Company’s results had the acquisition occurred at the beginning of the current or previous year.
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
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Net income	$5,146	$3,560	$9,172	$3,951

Basic weighted-average common shares outstanding	36,971	36,734	36,948	36,711
Dilutive effect of common stock equivalents	357	198	348	160

Diluted weighted-average common shares outstanding	37,328	36,932	37,296	36,871

Earnings per share:
Basic	$0.14	$0.10	$0.25	$0.11
Dilutive	$0.14	$0.10	$0.25	$0.11

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	328	515	319	560
4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2011	2010
Compensation and benefits[1]	$13,672	$15,130
Value added tax payable	1,957	1,387
Estimated potential uninsured liability claims	1,521	1,886
Taxes other than income	1,242	1,052
Professional, audit and legal fees	854	1,088
Rent	332	327
Customer deposit	287	615
Other employee related expenses	247	550
Interest	64	20
Other[2]	1,670	2,433

	$21,846	$24,488

1 Includes restructuring accruals of $0.3 million and $1.1 million as of June 30, 2011 and December 31, 2010, respectively.
2 Includes restructuring accruals of $0.5 million at each of June 30, 2011 and December 31, 2010, respectively.

5. Restructuring
During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2009 Cost Reduction Initiative
The Company completed this cost reduction initiative during 2010 and incurred total costs of approximately $3.4 million. For the three months ended June 30, 2010, restructuring costs of $0.3 million were incurred and are included in selling, general and administrative expenses. For the six months ended June 30, 2010, restructuring costs of $0.7 million and $1.4 million were incurred and are included in operating costs and selling, general and administrative expenses, respectively. There was minimal activity during the first half of 2011 related to this initiative.
2010 Cost Reduction Initiative
During the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations (which includes operations in Europe, the Middle East and Africa). The Company took specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. At each of the three and six months ended June 30, 2011, restructuring costs of $0.1 million are included in operating costs, respectively. No restructuring costs were included in operating costs for this initiative for the three or six months ended June 30, 2010. At each of the three and six months ended June 30, 2011, restructuring costs incurred of $0.1 million are included in selling, general and administrative expenses, respectively. For each of the three and six months ended June 30, 2010, restructuring costs incurred of $0.6 million are included in selling, general and administrative expenses.
The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $4.0 million. As of June 30, 2011, the costs incurred since the inception of this cost reduction initiative totaled approximately $3.6 million, with the remaining $0.4 million expected to relate primarily to severance and benefits and lease termination costs.
In connection with these initiatives, the Company recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
The activity related to reserves associated with the cost reduction initiatives for the six months ended June 30, 2011, is as follows (in thousands):

	Reserve at			Foreign currency	Reserve at
	December 31, 2010	Charges	Cash payments	adjustments	June 30, 2011
2009 Initiative
Severance and benefit costs	$107	$–	$(110)	$3	$–
Lease termination costs	125	–	–	5	130
Other restructuring costs	9	(9)	–	–	–

2010 Initiative
Severance and benefit costs	969	211	(917)	54	317
Lease termination costs	277	19	(30)	25	291
Other restructuring costs	90	24	(28)	7	93

	$1,577	$245	$(1,085)	$94	$831

Restructuring costs associated with the cost reduction initiatives consist of the following (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Severance and benefit costs	$127	$692	$211	$1,878
Lease termination costs	21	89	19	405
Other restructuring costs	9	89	15	441

	$157	$870	$245	$2,724

Restructuring costs were incurred in the following geographical areas (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Americas	$–	$180	$–	$367
EMEA	157	690	245	2,357

	$157	$870	$245	$2,724

Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 165 employees, which include reductions of 31 employees in the Americas (which includes operations in North America, South America and Latin America), 133 employees in EMEA, and one employee in Asia-Pacific.
6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Borrowings under the revolving credit facility (the “Credit Agreement”)	$30,000	$30,000
Capital leases	96	161
Notes payable (the “Notes”)	5,486	–

Total long-term debt	35,582	30,161
Less: current portion of long-term debt	(2,727)	(76)

Total long-term debt, non-current	$32,855	$30,085

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
At each of June 30, 2011 and December 31, 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the Credit Agreement)) which was 2.2% at June 30, 2011 and 2.3% at December 31, 2010. The Credit Agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at each of June 30, 2011 and December 31, 2010, based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by

FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $148.2 million of current assets and property and equipment as of June 30, 2011) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2011, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.1 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $18.9 million at June 30, 2011, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing the Notes to the sellers’ equity holders for $5.3 million ($2.9 million denominated in U.S. dollar and $2.4 million denominated in Australian dollar) payable in two annual installments, which mature on February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At June 30, 2011, $5.5 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.
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
Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Service cost	$231	$198	$461	$404
Interest cost	965	879	1,936	1,779
Expected return on plan assets	(939)	(862)	(1,884)	(1,745)
Amortization of prior service cost	(25)	(23)	(50)	(46)
Amortization of net actuarial loss	164	260	329	526

Net periodic pension cost	$396	$452	$792	$918

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.3% overall, 7.8% for equities and 4.7% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.8 million for 2011.
8. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards, restricted stock units and stock appreciation rights. For the three and six months ended June 30, 2011, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.1 million and $0.3 million, respectively, and $0.1 million and $0.5 million for the three and six months ended June 30, 2010. The expense for the six months ended June 30, 2010 included $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Officer of the Company. Tax effects from stock-based compensation are insignificant due to the Company’s current domestic tax position. During the first quarter of 2011, the Company granted options to certain employees to purchase 70,000 shares of its common stock with a fair market value of $4.15 per share.

During the three months ended June 30, 2011, the Company granted $0.7 million in restricted stock units. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of June 30, 2011, the total unrecognized compensation expense related to stock options and restricted stock was $1.6 million and $1.1 million, respectively.
9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30,	December 31,
	2011	2010
Net actuarial loss and prior service credit	$(13,119)	$(12,965)
Less: deferred tax benefit	3,580	3,538

Net of tax	(9,539)	(9,427)
Foreign currency translation adjustment	3,722	1,024

Total accumulated other comprehensive loss	$(5,817)	$(8,403)

10. Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of FASB ASC 740, Income Taxes (“ASC 740”). As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and six months ended June 30, 2011 and 2010 were fully offset by a corresponding change in valuation allowance. Income tax expense recorded for the three and six months ended June 30, 2011 consisted of income tax expenses in foreign and state jurisdictions in which the Company operates, with the six months ended June 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition. Income tax expense recorded for the three and six months ended June 30, 2010 consisted primarily of income tax expenses in foreign and state jurisdictions in which the Company operates.
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
Income tax expense as a percentage of income before income taxes was approximately 9.9% and 29.5% for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010 income tax expense as a percentage of income before income taxes was approximately 20.5% and 29.4%, respectively. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the six months ended June 30, 2011 was 21.9%. The remaining change in the income tax rates between periods is related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
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
The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three and six months ended June 30, 2011 and 2010. Unrecognized tax benefits at June 30, 2011 and December 31, 2010 of $0.9 million and $0.8 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

A reconciliation of the change in the unrecognized tax benefits for the six months ended June 30, 2011 is as follows (in thousands):

Balance at December 31, 2010	$803
Additions based on tax positions	114

Balance at June 30, 2011	$917

11. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.1 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.5 million and $1.9 million were recorded in accrued expenses and other current liabilities as of June 30, 2011 and December 31, 2010, respectively.
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

Geographical areas are the Americas, EMEA and Asia-Pacific. The following geographical area information includes revenues by major service line based on the physical location of the operations (in thousands):

			Asia-
	Americas	EMEA	Pacific	Total
Three months ended June 30, 2011:
On-line services	$17,054	$10,696	$3,875	$31,625
Off-line services	17,401	15,593	4,684	37,678
Other services	6,488	5,977	1,241	13,706

Total revenues	$40,943	$32,266	$9,800	$83,009

Three months ended June 30, 2010:
On-line services	$12,359	$8,049	$4,174	$24,582
Off-line services	15,678	14,654	6,863	37,195
Other services	9,513	5,143	1,080	15,736

Total revenues	$37,550	$27,846	$12,117	$77,513

Six months ended June 30, 2011:
On-line services	$32,999	$20,166	$6,384	$59,549
Off-line services	35,765	25,689	8,724	70,178
Other services	12,406	11,084	2,846	26,336

Total revenues	$81,170	$56,939	$17,954	$156,063

Six months ended June 30, 2010:
On-line services	$23,737	$17,604	$8,238	$49,579
Off-line services	31,041	25,290	10,581	66,912
Other services	14,339	11,213	1,905	27,457

Total revenues	$69,117	$54,107	$20,724	$143,948

Historically, the Company has not allocated headquarter costs to its operating locations. However, if the headquarter costs had been allocated to all the operating locations based on their respective revenues, the operating income by geographical area based on physical location would have been as follows (in thousands):

	Americas	EMEA	Asia- Pacific	Total
Three months ended June 30, 2011:
Operating income[1]	$2,321	$3,299	$987	$6,607
Allocation of headquarter costs	2,058	(1,582)	(476)	—

Adjusted operating income	$4,379	$1,717	$511	$6,607

Three months ended June 30, 2010:
Operating income[2]	$515	$1,569	$3,442	$5,526
Allocation of headquarter costs	2,187	(1,536)	(651)	—

Adjusted operating income	$2,702	$33	$2,791	$5,526

Six months ended June 30, 2011:
Operating income[1]	$4,901	$4,061	$1,470	$10,432
Allocation of headquarter costs	3,511	(2,678)	(833)	—

Adjusted operating income	$8,412	$1,383	$637	$10,432

Six months ended June 30, 2010:
Operating income (loss)[3]	$(169)	$933	$5,223	$5,987
Allocation of headquarter costs	4,317	(3,146)	(1,171)	—

Adjusted operating income (loss)	$4,148	$(2,213)	$4,052	$5,987

[1] Includes restructuring charges of $0.1 million and $0.2 million in EMEA for the three and six months ended June 30, 2011, respectively.

[2] Includes restructuring charges totaling $0.2 million and $0.7 million in the Americas and EMEA, respectively.

[3] Includes restructuring charges totaling $0.4 million and $2.3 million in the Americas and EMEA, respectively.
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	June 30,	December 31,
	2011	2010
Americas	$20,902	$17,311
EMEA	12,199	12,092
Asia-Pacific	7,168	3,493

	$40,269	$32,896

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
The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of June 30, 2011 and December 31, 2010 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at June 30, 2011, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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
Financial Overview
For the three and six months ended June 30, 2011, consolidated revenues increased by $5.5 million and $12.1 million, respectively, compared to the three and six months ended June 30, 2010, primarily related to increases in leak sealing, line stopping and bolting services in the Americas. The Company’s net income for the three and six months ended June 30, 2011 increased by $1.6 million and $5.2 million, respectively, compared to the three and six months ended June 30, 2010. The increase in net income was a result of the increase in revenues for the current year three and six month periods, as well as lower restructuring costs and operational improvements realized as a result of the cost reduction initiatives which began in late 2009 and continued throughout 2010.
In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and restructuring of certain functions, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. The Company completed the 2009 cost reduction initiative during 2010 with total restructuring costs incurred under this initiative of approximately $3.4 million. The Company estimates the effects of this initiative have resulted in annual cost reductions at historical activity levels of approximately $11.0 million, primarily compensation expenses, which have favorably impacted selling, general and administrative expenses.
In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company took specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. The Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are primarily related to severance and benefit costs. As of June 30, 2011, restructuring costs of $3.6 million have been incurred since the inception of this additional cost reduction initiative, with the remaining $0.4 million expected to be incurred during 2011. The Company estimates the effects of this initiative to result in annual cost reductions at historical activity levels of approximately $5.0 million, primarily compensation expenses, of which approximately half will affect operating costs with the other half impacting selling, general and administrative expenses.
As a result of these two initiatives, total restructuring costs negatively impacted operating income by $0.2 million and $0.9 million and net income by $0.1 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively. Total restructuring costs negatively impacted operating income by $0.2 million and $2.7 million and net income by $0.2 million and $2.4 million for the six months ended June 30, 2011 and 2010, respectively.
The Company’s diluted earnings per share for the three and six months ended June 30, 2011 were $0.14 and $0.25, respectively, compared to $0.10 and $0.11, for the three and six months ended June 30, 2010, respectively.

Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues	$83,009	$77,513	$156,063	$143,948
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	56,425	51,922	106,868	97,584
Depreciation and amortization expense	2,198	1,572	4,073	3,121
Selling, general and administrative expense	17,779	18,493	34,690	37,256

Total costs and expenses	76,402	71,987	145,631	137,961

Operating income	6,607	5,526	10,432	5,987
Interest income and other income (expense), net	120	(246)	242	96
Interest expense	(255)	(241)	(495)	(482)

Income before income taxes	6,472	5,039	10,179	5,601
Income tax expense	(1,326)	(1,479)	(1,007)	(1,650)

Net income	$5,146	$3,560	$9,172	$3,951

Earnings per share:
Basic	$0.14	$0.10	$0.25	$0.11
Diluted	$0.14	$0.10	$0.25	$0.11

Geographical Information

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Americas	$40,943	$37,550	$81,170	$69,117
EMEA	32,266	27,846	56,939	54,107
Asia-Pacific	9,800	12,117	17,954	20,724

Total revenues	83,009	77,513	156,063	143,948

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	27,522	25,260	54,626	46,024
EMEA	22,250	19,805	39,967	39,732
Asia-Pacific	6,653	6,857	12,275	11,828

Total operating costs (exclusive of depreciation and amortization)	56,425	51,922	106,868	97,584
Operating costs as a percentage of revenue	68.0%	67.0%	68.5%	67.8%

Depreciation and amortization expense
Americas, including corporate	1,159	846	2,188	1,658
EMEA	507	453	1,011	920
Asia-Pacific	532	273	874	543

Total depreciation and amortization expense	2,198	1,572	4,073	3,121
Depreciation and amortization expense as a percentage of revenue	2.6%	2.0%	2.6%	2.2%

Selling, general and administrative expense
Americas, including corporate	9,941	10,929	19,455	21,604
EMEA	6,210	6,019	11,900	12,522
Asia-Pacific	1,628	1,545	3,335	3,130

Total selling general and administrative expense	17,779	18,493	34,690	37,256
Selling, general and administrative expense as a percentage of revenue	21.4%	23.9%	22.2%	25.9%

Total costs and expenses	$76,402	$71,987	$145,631	$137,961

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to EMEA or Asia-Pacific.
Revenues
For the six months ended June 30, 2011, consolidated revenues increased by $12.1 million, or 8.4%, to $156.0 million, compared to $143.9 million for the six months ended June 30, 2010. Changes related to foreign currency exchange rates favorably impacted revenues by $7.0 million, of which $4.1 million, $2.6 million and $0.3 million were related to favorable impacts from EMEA, Asia-Pacific and Americas, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $5.1 million, or 3.5%, for the six months ended June 30, 2011 compared to the same period in the prior year. This $5.1 million increase in revenues consisted of $11.7 million increase in the Americas, partially offset by a $5.3 million decrease in Asia-Pacific and a $1.3 million decrease in EMEA. The increase in revenues in the Americas was primarily related to increases in on-line services, which included volume increases in leak sealing and line stopping services of approximately 31% when compared to revenues in the same period in the prior year. In addition, revenues increased within off-line services by approximately 15% related primarily to volume increases in bolting and valve repair services. The decrease in revenues in Asia-Pacific was attributable to decreases in both on-line and off-line services. The decreases within on-line services primarily included volume decreases in hot tapping services in Singapore as a large hot tapping project concluded in late 2010 and resulted in an approximate 33% decrease in hot tapping services when compared to revenue in the same period of the prior year. The decrease within Asia-Pacific’s off-line services primarily included volume decreases in bolting services in Australia of approximately 27% when compared to bolting revenues in the same period in the prior year, which was partially due to inclement weather conditions in the current year. The decrease in revenues in EMEA was primarily attributable to decreases in off-line services, which included volume decreases in heat exchanger repair services of approximately 5% when compared to revenues in the same period in the prior year.
For the three months ended June 30, 2011, consolidated revenues increased by $5.5 million, or 7.1%, to $83.0 million, compared to $77.5 million for the three months ended June 30, 2010. Changes related to foreign currency exchange rates favorably impacted revenues by $5.4 million, of which $3.5 million, $1.7 million and $0.2 million were related to favorable impacts in EMEA, Asia- Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $0.1 million, or 0.1%, for the three months ended June 30, 2011 compared to the same period in the prior year. This $0.1 million increase in revenues consisted of increases of $3.2 million and $0.9 million in the Americas and EMEA, respectively, which were substantially offset by a decrease of $4.0 million in Asia-Pacific. The increase in revenues in the Americas was due to increases in on-line services, which included volume increases in leak sealing and line stopping services of approximately 28% when compared to revenues in the same period in the prior year. In addition, revenues increased within off-line services, which included volume increases in bolting and valve repair services of approximately 13% when compared to revenues in the prior years. These increases in the Americas were partially offset by decreases in other services as the three months ended June 30, 2010 included a $4.7 million hot tapping equipment package sale within manufacturing and product sales. The increase in revenues in EMEA was primarily attributable to increases in on-line services, which included volume increases in leak sealing services of approximately 16%, when compared to revenues in the same period in the prior year. The decrease in revenues in Asia-Pacific was related to decreases in both on-line and off-line services. The decreases in on-line services primarily related to volume decreases in hot tapping services within Singapore as a large hot tapping project concluded in late 2010 resulting in an approximate 28% decrease in hot tapping services when compared to revenues in the same period of the prior year. In addition, revenues decreased within off-line services primarily related to volume decreases in bolting and on-site machining services in Australia and resulted in an approximate 47% decrease in these services when compared to revenues in the same period of the prior year as the current year has been negatively impacted by inclement weather conditions.
Operating Costs (exclusive of depreciation and amortization)
For the six months ended June 30, 2011, operating costs, increased $9.3 million, or 9.5%, to $106.9 million, compared to $97.6 million for the six months ended June 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $4.9 million, of which $3.0 million, $1.7 million and $0.2 million were related to unfavorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $4.4 million, or 4.5%, for the six months ended June 30, 2011, compared to the same period in the prior year. This change consisted of an $8.4 million increase in the Americas, partially offset by decreases of $2.7 million and $1.3 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher material, labor and equipment rental costs of approximately 16% when compared to the same period in the prior year, which were attributable to the increase in revenues. The decrease in EMEA was due to decreases in labor costs of 8% associated with the cost reduction initiatives and the decreases in revenues which was partially offset by increases in material costs of approximately 3%. In addition, severance related restructuring costs in EMEA decreased from $0.7 million for the six months ended June 30, 2010 to $0.1 million for the six months ended June 30, 2011. The decrease in operating costs in Asia-Pacific was primarily attributable to a decrease in labor and equipment rental costs of approximately 12% when compared to the same period in the prior year associated with the decreased revenues.
For the three months ended June 30, 2011, operating costs increased $4.5 million, or 8.7%, to $56.4 million, compared to $51.9 million for the three months ended June 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $3.8 million, of which $2.5 million, $1.1 million and $0.2 million were related to unfavorable impacts in EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs increased by $0.7 million, or 1.3%, for the three months ended June 30, 2011, compared to the same period in the prior year. This change consisted of a $2.1 million increase in the Americas which was partially offset by a $1.3 million decrease in Asia-Pacific and a $0.1 million decrease in EMEA. The increase in operating costs in the Americas was primarily attributable to an increase in labor and equipment rental costs of approximately 8% and was associated with the increase in revenues when compared to the same period in the prior year. The decrease in Asia-Pacific was due to decreases in labor and equipment rental costs of 16% associated with decreases in revenues. The operating costs in EMEA remained relatively flat as increases in material costs were offset by decreases in labor costs.
Operating costs as a percentage of revenue were 68.0% and 67.0% for the three months ended June 30, 2011 and 2010, respectively, and 68.5% and 67.8% for the six months ended June 30, 2011 and 2010, respectively. The percentage of operating costs to revenues for the three and six months ended June 30, 2011 were slightly lower than the same periods in prior year due in part to certain higher margin large jobs in the prior year which did not recur in 2011.

Depreciation and Amortization
For the three and six months ended June 30, 2011, depreciation and amortization expense increased $0.6 million, or 37.5%, and $1.0 million, or 32.3%, respectively, when compared to the same periods in the prior year. Changes related to foreign currency exchange rates unfavorably impacted depreciation and amortization expense by $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three and six months ended June 30, 2011 was $0.5 million and $0.8 million higher compared to the same periods in the prior year, respectively. Depreciation and amortization expense increased as a result of the acquisition of Self Leveling Machines (the “SLM acquisition”) as well as the effects of capital expenditures of approximately $5.4 million placed in service over the twelve-month period ended June 30, 2011. Depreciation and amortization expense related to the SLM acquisition was $0.4 million and $0.5 million for the three and six months ended June 30, 2011, respectively.
Depreciation and amortization expense as a percentage of revenue were 2.6% and 2.0% for the three months ended June 30, 2011 and 2010, respectively, and 2.6% and 2.2% for the six months ended June 30, 2011 and 2010, respectively. When excluding depreciation and amortization expense related to the SLM acquisition, depreciation and amortization expense as a percentage of revenue was 2.2% and 2.3% for the three and six months ended June 30, 2011, respectively.
Selling, General and Administrative
For the six months ended June 30, 2011, selling, general and administrative expenses decreased $2.6 million, or 7.0%, to $34.7 million compared to $37.3 million for the six months ended June 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.2 million, of which $0.8 million and $0.4 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate differences, selling, general and administrative expenses decreased $3.8 million, or 10.2%, for the six months ended June 30, 2011, compared to the same period in the prior year. This $3.8 million decrease in selling, general and administrative costs consisted of a $2.2 million, $1.4 million and a $0.2 million decrease in the Americas, EMEA and Asia-Pacific, respectively. Selling, general and administrative expense decreases in the Americas were related to reductions in salary and related costs of approximately 7% when compared to the same period in the prior year. In addition, the six months ended June 30, 2010 included approximately $0.5 million of costs incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer and severance related restructuring charges of $0.4 million. There were no restructuring charges incurred for the six months ended June 30, 2011. In EMEA, decreases in selling, general and administrative costs were primarily a result of reductions in restructuring costs from $1.6 million for the six months ended June 30, 2010 to $0.1 million for the six months ended June 30, 2011. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 11% when compared to the same period in the prior year.
For the three months ended June 30, 2011, selling, general and administrative expenses decreased $0.7 million, or 3.8%, to $17.8 million compared to $18.5 million for the three months ended June 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.0 million, of which $0.7 million and $0.3 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses decreased $1.7 million, or 9.2%, for the three months ended June 30, 2011, compared to the same period in the prior year. This $1.7 million decrease in selling, general and administrative expenses consisted of $1.0 million, $0.5 million and $0.2 million in decreases in the Americas, EMEA and Asia-Pacific, respectively. The decrease in selling, general and administrative expenses in the Americas was related to reductions in salary and related costs of approximately 10% when compared to the same period in the prior year. In addition, no restructuring costs were incurred in the Americas in the three months ended June 30, 2011 compared to $0.2 million incurred in the same period in the prior year. Decreases in selling, general and administrative expenses in EMEA were primarily a result of reductions in restructuring costs from $0.7 million for the three months ended June 30, 2010 to $0.1 million for the three months ended June 30, 2011. Decreases in selling, general and administrative expenses in Asia-Pacific were related to a 11% reduction in salary and related costs.
As a result of the above factors, selling, general and administrative costs as a percentage of revenues decreased to 21.4% and 22.2% for the three and six months ended June 30, 2011, respectively, compared to 23.9% and 25.9% for the three and six months ended June 30, 2010, respectively.

Other Income
Interest Income and Other Income (Expense), Net
For the three and six months ended June 30, 2011, interest income and other income (expense) increased $0.4 million and $0.1 million, respectively, when compared to the same periods in the prior year. Interest income and other income (expense) primarily relates to exchange gains and losses on foreign currency denominated transactions.
Interest Expense
For both the three and six months ended June 30, 2011, consolidated interest expense was comparable to the three and six months ended June 30, 2010 as the increase in interest expense related to the SLM acquisition was partially offset by the impact of lower interest rates on outstanding borrowings under the Credit Agreement.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and six months ended June 30, 2011 and 2010 were fully reserved with changes offset by a corresponding change in valuation allowance. Income tax expense recorded for the three and six months ended June 30, 2011 consisted of income tax expenses in foreign and state jurisdictions in which the Company operates, with the six months ended June 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition (see “Liquidity and Capital Resources” for additional information on the SLM acquisition). Income tax expense recorded for the three and six months ended June 30, 2010 consisted primarily of income taxes due in foreign and state jurisdictions in which the Company operates.
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
Income tax expense as a percentage of income before income taxes was approximately 9.9% and 29.5% for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010 income tax expense as a percentage of income before income taxes was approximately 20.5% and 29.4%, respectively. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the six months ended June 30, 2011 was 21.9%. The remaining change in the income tax rates between periods is related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash used in operating activities was $2.0 million for the six months ended June 30, 2011 compared to net cash provided by operating activities of $0.5 million for the six months ended June 30, 2010. The increase in net cash used in operating activities was primarily due to changes in working capital requirements, which decreased cash flows by $14.8 million for the six months ended June 30, 2011 compared to a decrease of approximately $7.7 million in the six months ended June 30, 2010. These decreases in cash flows were partially offset by a $5.2 million increase in net income for the six months ended June 30, 2011 due to higher revenues and lower restructuring costs as compared to the same period in prior year.
Net cash used in investing activities increased to $5.5 million for the six months ended June 30, 2011 from $3.6 million for the six months ended June 30, 2010 primarily due to $4.0 million of cash paid, net of cash acquired of $1.0 million, in connection with the SLM acquisition.

The increase in cash used relating to the SLM acquisition is partially offset by a reduction in capital expenditures from $3.5 million for the six months ended June 30, 2010 to $1.6 million for the six months ended June 30, 2011. The decrease in capital expenditures compared to the prior year is due to the timing of capital projects placed in service in the current year as compared to the prior year.
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
Net cash provided by financing activities for the six months ended June 30, 2011 was $0.1 million compared to net cash used in financing activities of $0.1 million for the six months ended June 30, 2010. The increase is due to the issuance of $0.1 million in common stock related to stock option exercises. Financing activities related to principal payments on long-term capital leases during the current year period was consistent with the prior year period.
While the Company’s operating results for the six months ended June 30, 2011 have improved as compared to the same period in the prior year, the worldwide economy, including the markets in which the Company operates, continues, in varying degrees to remain sluggish, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in this economic environment, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
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
At each of June 30, 2011 and December 31, 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to EBITDA ratio (as defined in the Credit Agreement)) which was 2.2% at June 30, 2011 and 2.3% at December 31, 2010. The Credit Agreement contains a commitment fee which ranges between 0.25% to 0.30% based on the funded debt to EBITDA ratio, and was 0.25% at each of June 30, 2011 and December 31, 2010, based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on certain of FWI and its subsidiaries’ assets (which approximates $148.2 million of current assets and property and equipment as of June 30, 2011) and is without recourse to the Parent Company. FWI is subject to certain compliance provisions including, but not limited to, maintaining certain funded debt and fixed charge coverage ratios, tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2011, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.1 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $18.9 million at June 30, 2011, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
On February 23, 2011, FWI entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. for total consideration of $9.3 million, net of cash acquired of $1.0 million. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.3 million ($2.9 million denominated in U.S. dollar and $2.4 million denominated in Australian dollar) payable in two annual installments, which mature February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At June 30, 2011, $5.5 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.
At the end of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of June 30, 2011, the costs incurred since the inception of these cost reduction initiatives totaled approximately $7.0 million. During the six months ended June 30, 2011, the Company incurred restructuring charges of $0.2 million related to the 2010 initiative and made cash payments of $1.1 million related to both the 2009 and 2010 initiatives. As of June 30, 2011, the remaining reserve associated with these initiatives totaled $0.8 million with estimated additional charges to be incurred of approximately $0.4 million, all of which are expected to require cash payments. Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 165 employees, which included reductions of 31 employees in the Americas, 133 employees in EMEA, and one employee in Asia-Pacific.
The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Agreement, will be sufficient to finance current operations, including the Company’s remaining cost reduction initiative obligations, planned capital expenditure requirements and internal growth for the foreseeable future.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the six months ended June 30, 2011, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.
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
In June 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 clarifies the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 provides further clarification on the: (1) application of the highest and best use and valuation premise concepts, (2) fair value measurement of an instrument classified in a reporting entity’s shareholders’ equity, and (3) disclosure of unobservable inputs used in Level 3 fair value measurements. ASU 2011-04 also changes how fair value is measured for financial instruments that are managed within a portfolio and how premiums and discounts are applied in measuring fair value. In addition to the clarification of Level 3 disclosures, ASU 2011-04 requires additional disclosures for fair value measurements as it relates to the following: (1) the valuation process and sensitivity of changes in unobservable inputs, (2) a reporting entity’s use of a nonfinancial asset in a way that differs from the asset’s highest and best use, and (3) the categorization by level of the fair value hierarchy for items that are not measured at fair value but for which the fair value is required to be disclosed. ASU 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011. The Company does not expect a material impact from the adoption of this guidance on the Company’s consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only the following two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, the Company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company anticipates the adoption of this guidance will change the presentation and provide additional detail on certain consolidated financial statements, but will not have any other material impact.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at June 30, 2011 or December 31, 2010, or for the six months ended June 30, 2011.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at June 30, 2011, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates has increased over the past several years. Currencies in the first half of 2011 strengthened, as foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the three and six months ended June 30, 2011 when compared to the three and six months ended June 30, 2010. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the six months ended June 30, 2011, foreign currency-based revenues and operating income of $80.0 million and $7.1 million, respectively, a ten percent decline in all applicable foreign currencies would result in a decrease in revenues and operating income of $7.3 million and $0.6 million, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2011. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.1 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.5 million and $1.9 million were recorded in accrued expenses and other current liabilities as of June 30, 2011 and December 31, 2010, respectively.
Item 1A. Risk Factors
During the quarter ended June 30, 2011, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.8 to the Registrant’s 10-K for the year then ended December 31, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Rights Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

10.1*	Furmanite Corporation 1994 Stock Incentive Plan as amended and restated June 14, 2011.

10.2*	Performance Based Long Term Executive Incentive Restricted Stock Grants.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 9, 2011.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION (Registrant)
/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer (Principal Financial and Accounting Officer)

Date: August 9, 2011