Form 10-Q
period 2011-09-30
FURMANITE CORP
filed 2011-11-08
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 37,121,575 shares of the registrant’s common stock outstanding as of November 2, 2011.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page
Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	4

Consolidated Income Statements for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011 (unaudited) and for the Year Ended December 31, 2010	6

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	7

Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosure About Market Risk	32

Item 4. Controls and Procedures	32

PART II. Other Information

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 6. Exhibits	34
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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,098	$37,170
Accounts receivable, trade (net of allowance for doubtful accounts of $1,236 and $1,497 as of September 30, 2011 and December 31, 2010, respectively)	70,214	63,630
Inventories, net of reserve:
Raw materials and supplies	18,801	17,375
Work-in-process	7,978	6,906
Finished goods	160	85
Prepaid expenses and other current assets	4,616	5,951

Total current assets	136,867	131,117
Property and equipment	82,374	73,969
Less: accumulated depreciation and amortization	(47,825)	(43,249)

Property and equipment, net	34,549	30,720
Goodwill	14,324	13,148
Deferred tax assets	2,556	2,872
Intangible and other assets	7,392	4,244

Total assets	$195,688	$182,101

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,584	$76
Accounts payable	16,904	17,815
Accrued expenses and other current liabilities	20,886	24,488
Income taxes payable	937	557

Total current liabilities	41,311	42,936
Long-term debt, non-current	32,709	30,085
Net pension liability	8,197	8,432
Other liabilities	2,461	2,560

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,130,538 and 40,925,619 shares issued as of September 30, 2011 and December 31, 2010, respectively	4,765	4,745
Additional paid-in capital	132,902	132,132
Retained earnings (accumulated deficit)	381	(12,373)
Accumulated other comprehensive loss	(9,025)	(8,403)
Treasury stock, at cost (4,008,963 shares as of September 30, 2011 and December 31, 2010)	(18,013)	(18,013)

Total stockholders’ equity	111,010	98,088

Total liabilities and stockholders’ equity	$195,688	$182,101

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share data)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues	$78,330	$66,935	$234,393	$210,883
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	53,807	45,714	160,675	143,298
Depreciation and amortization expense	2,207	1,646	6,280	4,767
Selling, general and administrative expense	16,794	16,869	51,484	54,125

Total costs and expenses	72,808	64,229	218,439	202,190

Operating income	5,522	2,706	15,954	8,693
Interest income and other income (expense), net	(341)	438	(99)	534
Interest expense	(263)	(238)	(758)	(720)

Income before income taxes	4,918	2,906	15,097	8,507
Income tax expense	(1,336)	(1,095)	(2,343)	(2,745)

Net income	$3,582	$1,811	$12,754	$5,762

Earnings per common share:
Basic	$0.10	$0.05	$0.34	$0.16
Diluted	$0.10	$0.05	$0.34	$0.16

Weighted-average number of common and common equivalent shares used in computing net income per common share:
Basic	37,107	36,743	37,002	36,722
Diluted	37,284	36,903	37,293	36,881
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2011 (Unaudited) and Year Ended December 31, 2010
(in thousands, except share data)

						Accumulated
				Additional		Other
	Common Shares		Common	Paid-In	(Accumulated Deficit)	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Retained Earnings	Loss	Stock	Total

Balances at January 1, 2010	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330
Net income	—	—	—	—	9,486	—	—	9,486
Stock-based compensation and stock option exercises	242,804	—	22	1,469	—	—	—	1,491
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	3,484	—	3,484
Other				(1,443)				(1,443)
Foreign currency translation adjustment	—	—	—	—	—	(260)	—	(260)

Balances at December 31, 2010	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088

Net income	—	—	—	—	12,754	—	—	12,754
Stock-based compensation and stock option exercises	204,919	—	20	770	—	—	—	790
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	304	—	304
Foreign currency translation adjustment	—	—	—	—	—	(926)	—	(926)

Balances at September 30, 2011	41,130,538	4,008,963	$4,765	$132,902	$381	$(9,025)	$(18,013)	$111,010

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Nine Months
	Ended September 30,
	2011	2010
Operating activities:
Net income	$12,754	$5,762
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,280	4,767
Provision for doubtful accounts	277	253
Deferred income taxes	(1,270)	(144)
Stock-based compensation expense	519	654
Other, net	432	153
Changes in operating assets and liabilities:
Accounts receivable	(6,855)	(6,486)
Inventories	(3,422)	839
Prepaid expenses and other current assets	1,437	2,151
Accounts payable	(1,053)	(1,536)
Accrued expenses and other current liabilities	(3,723)	1,854
Income taxes payable	380	(272)
Other, net	(128)	(33)

Net cash provided by operating activities	5,628	7,962

Investing activities:
Capital expenditures	(3,915)	(4,484)
Acquisition of assets and business, net of cash acquired of $1,185 in 2011	(3,815)	(350)
Proceeds from sale of assets	131	759

Net cash used in investing activities	(7,599)	(4,075)

Financing activities:
Payments on debt	(85)	(188)
Proceeds from issuance of debt	—	76
Issuance of common stock	271	20

Net cash provided by (used in) financing activities	186	(92)

Effect of exchange rate changes on cash	(287)	(130)

(Decrease) increase in cash and cash equivalents	(2,072)	3,665
Cash and cash equivalents at beginning of period	37,170	36,117

Cash and cash equivalents at end of period	$35,098	$39,782

Supplemental cash flow information:
Cash paid for interest	$534	$601
Cash paid for income taxes, net of refunds received	$2,886	$2,826

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquistion of business	$5,300	$—
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income	$3,582	$1,811	$12,754	$5,762
Other comprehensive income (loss):
Change in pension net actuarial loss and prior service credit, net of tax	416	(335)	304	802
Foreign currency translation adjustments	(3,624)	3,447	(926)	(109)

Total other comprehensive income (loss)	(3,208)	3,112	(622)	693

Comprehensive income	$374	$4,923	$12,132	$6,455

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three or nine months ended September 30, 2011 or 2010.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced to net realizable value for inventories in which their cost exceeds their utility, due to physical deterioration, obsolescence, changes in price levels or other causes. The excess and obsolete reserve was $1.7 million and $1.8 million at September 30, 2011 and December 31, 2010, respectively. The cost of inventories consumed or products sold are included in operating costs.
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
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only the following two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, a company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company anticipates the adoption of this guidance will change the presentation and provide additional detail on certain consolidated financial statements, but will not have any other material impact.
In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives a company the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 allows a company to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Using the qualitative assessment in ASU 2011-08, if a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. If a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform step one of the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect a material impact from the adoption of this guidance on its consolidated financial statements.
2. Acquisition
On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $9.1 million, net of cash acquired of $1.2 million. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.
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
The final determinations of fair value for certain assets and liabilities remain subject to change based on final valuations of the assets acquired and liabilities assumed. During the third quarter of 2011, goodwill decreased by $0.2 million resulting from adjustments to the fair value measurement of acquired net assets.

The following amounts represent the preliminary determination of the fair value of the assets acquired and liabilities assumed (in thousands):
Fair value of net assets acquired

Cash	$1,185
Accounts receivable	224
Prepaid expenses and other current assets	46
Property and equipment	5,124
Goodwill [1]	1,176
Intangible and other assets [2]	4,035
Accrued expenses and other current liabilities	(100)
Deferred tax liabilities	(1,390)

Fair value of net assets acquired	$10,300

[1]
Goodwill, which relates to the Americas (which includes operations in North America, South America and Latin America), consists of intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.

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
3. Earnings Per Share
Basic earnings per share are calculated as net income divided by the weighted-average number of shares of common stock outstanding during the period, which includes restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared and undistributed earnings. As participating securities, the restricted stock awards are included in the calculation of basic EPS using the two-class method. Diluted earnings per share assumes issuance of the net incremental shares from stock options when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock, using the treasury stock method.
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net income	$3,582	$1,811	$12,754	$5,762

Basic weighted-average common shares outstanding	37,107	36,743	37,002	36,722
Dilutive effect of common stock equivalents	177	160	291	159

Diluted weighted-average common shares outstanding	37,284	36,903	37,293	36,881

Earnings per share:
Basic	$0.10	$0.05	$0.34	$0.16
Dilutive	$0.10	$0.05	$0.34	$0.16

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	597	810	411	643

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2011	2010
Compensation and benefits [1]	$12,814	$15,130
Estimated potential uninsured liability claims	1,320	1,886
Taxes other than income	1,169	1,052
Value added tax payable	1,005	1,387
Professional, audit and legal fees	918	1,088
Customer deposit	431	615
Rent	384	327
Other employee related expenses	247	550
Interest	90	20
Other[2]	2,508	2,433

	$20,886	$24,488

[1]	Includes restructuring accruals of $0.4 million and $1.1 million as of September 30, 2011 and December 31, 2010, respectively.

[2]	Includes restructuring accruals of $0.4 million and $0.5 million as of September 30, 2011 and December 31, 2010, respectively.
5. Restructuring
During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2009 Cost Reduction Initiative
The Company completed this cost reduction initiative during 2010 and incurred total costs of approximately $3.4 million. For the three months ended September 30, 2010, restructuring costs of $0.3 million were incurred and are included in selling, general and administrative expenses. For the nine months ended September 30, 2010, restructuring costs of $0.6 million and $1.8 million were incurred and are included in operating costs and selling, general and administrative expenses, respectively. There was minimal activity during the nine months ended September 30, 2011 related to this initiative.
2010 Cost Reduction Initiative
During the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations (which includes operations in Europe, the Middle East and Africa). The Company took specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. For the nine months ended September 30, 2011, restructuring costs of $0.1 million are included in operating costs. For the three months ended September 30, 2011 there were no restructuring costs included in operating costs. For each of the three and nine months ended September 30, 2010, restructuring costs incurred of $1.2 million are included in operating costs. For the three and nine months ended September 30, 2011, restructuring costs incurred of $25 thousand and $0.1 million, respectively, are included in selling, general and administrative expenses. For the three and nine months ended September 30, 2010, restructuring costs incurred of $0.5 million and $1.1 million, respectively, are included in selling, general and administrative expenses.
The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $4.0 million. As of September 30, 2011, the costs incurred since the inception of this cost reduction initiative totaled approximately $3.6 million, with the remaining $0.4 million expected to relate primarily to severance and benefits and lease termination costs.

In connection with these initiatives, the Company recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
The activity related to reserves associated with the cost reduction initiatives for the nine months ended September 30, 2011, is as follows (in thousands):

	Reserve at			Foreign currency	Reserve at
	December 31, 2010	Charges	Cash payments	adjustments	September 30, 2011

2009 Initiative
Severance and benefit costs	$107	$—	$(101)	$3	$9
Lease termination costs	125	—	(126)	1	—
Other restructuring costs	9	(9)	—	—	—

2010 Initiative
Severance and benefit costs	969	228	(812)	18	403
Lease termination costs	277	20	(31)	2	268
Other restructuring costs	90	31	(48)	(1)	72

	$1,577	$270	$(1,118)	$23	$752

Restructuring costs associated with the cost reduction initiatives consist of the following (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Severance and benefit costs	$17	$1,709	$228	$3,587
Lease termination costs	1	185	20	590
Other restructuring costs	7	98	22	539

	$25	$1,992	$270	$4,716

Restructuring costs were incurred in the following geographical areas (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Americas	$—	$68	$—	$435
EMEA	25	1,924	270	4,281

	$25	$1,992	$270	$4,716

Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 165 employees, which include reductions of 31 employees in the Americas, 133 employees in EMEA, and one employee in Asia-Pacific.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Borrowings under the revolving credit facility (the “Credit Agreement”)	$30,000	$30,000
Capital leases	74	161
Notes payable (the “Notes”)	5,219	—

Total long-term debt	35,293	30,161
Less: current portion of long-term debt	(2,584)	(76)

Total long-term debt, non-current	$32,709	$30,085

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
At each of September 30, 2011 and December 31, 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (as defined in the Credit Agreement)) which was 2.2% at September 30, 2011 and 2.3% at December 31, 2010. The Credit Agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at each of September 30, 2011 and December 31, 2010, based on the unused portion of the amount available under the Credit Agreement. Adjusted EBTIDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $150.6 million of current assets and property and equipment as of September 30, 2011) and is without recourse to the Parent Company. The Credit Agreement includes requirements that the Company must maintain: (i) a funded debt to Adjusted EBITDA ratio of no more than 2.75 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0 for the same trailing four quarter period. FWI is also subject to certain other compliance provisions including, but not limited to, maintaining certain tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2011, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.1 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $18.9 million at September 30, 2011, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing the Notes to the sellers’ equity holders for $5.3 million ($2.9 million denominated in U.S. dollar and $2.4 million denominated in Australian dollar) payable in two annual installments, which mature on February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At September 30, 2011, $5.2 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

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
Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Service cost	$219	$211	$680	$615
Interest cost	935	928	2,871	2,707
Expected return on plan assets	(909)	(910)	(2,793)	(2,655)
Amortization of prior service cost	(24)	(24)	(73)	(70)
Amortization of net actuarial loss	159	274	487	800

Net periodic pension cost	$380	$479	$1,172	$1,397

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.3% overall, 7.8% for equities and 4.7% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $0.8 million for 2011.
8. Stock-Based Compensation
The Company has stock option plans and agreements which allow for the issuance of stock options, restricted stock awards, restricted stock units and stock appreciation rights. For the three and nine months ended September 30, 2011, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.2 million and $0.5 million, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2010. The expense for the nine months ended September 30, 2010 included $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Officer of the Company. Tax effects from stock-based compensation are insignificant due to the Company’s current domestic tax position. During the first quarter of 2011, the Company granted options to certain employees to purchase 70,000 shares of its common stock with a fair market value of $4.15 per share. During the second quarter of 2011, the Company granted $0.7 million in restricted stock units. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of September 30, 2011, the total unrecognized compensation expense related to stock options and restricted stock was $1.5 million and $1.0 million, respectively.
9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30,	December 31,
	2011	2010
Net actuarial loss and prior service credit	$(12,547)	$(12,965)
Less: deferred tax benefit	3,424	3,538

Net of tax	(9,123)	(9,427)
Foreign currency translation adjustment	98	1,024

Total accumulated other comprehensive loss	$(9,025)	$(8,403)

10. Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of FASB ASC 740, Income Taxes (“ASC 740”). As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and nine months ended September 30, 2011 and 2010 were fully offset by a corresponding change in valuation allowance. Income tax expense recorded for the three and nine months ended September 30, 2011 consisted of income tax expenses in foreign and state jurisdictions in which the Company operates, with the nine months ended September 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition. Income tax expense recorded for the three and nine months ended September 30, 2010 consisted primarily of income tax expenses in foreign and state jurisdictions in which the Company operates.
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
Income tax expense as a percentage of income before income taxes was approximately 15.5% and 32.3% for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010 income tax expense as a percentage of income before income taxes was approximately 27.2% and 37.7%, respectively. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the nine months ended September 30, 2011 was 23.6%. The remaining change in the income tax rates between periods is related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
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
The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three and nine months ended September 30, 2011 and 2010. Unrecognized tax benefits at September 30, 2011 and December 31, 2010 of $1.0 million and $0.8 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.
A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2011 is as follows (in thousands):

Balance at December 31, 2010	$803
Additions based on tax positions	185

Balance at September 30, 2011	$988

11. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.0 million and $1.2 million at September 30, 2011 and December 31, 2010, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material its financial statements.
On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers and naming the Company as a nominal party. The petition alleges the named directors and officers breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requests that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it. The defendants have informed the Company that they believe this lawsuit is without merit and intend to vigorously defend the lawsuit.
Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, who is negotiating with a governmental regulatory agency and claims that the subsidiary failed to provide them with satisfactory services at the customer’s facilities. On April 17, 2009, a customer, INEOS USA LLC, initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.3 million and $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of September 30, 2011 and December 31, 2010, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.
12. Business Segment Data and Geographical Information
An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. During the third quarter of 2011, the Company expanded the number of segments as a result of enhancements in the level of financial information provided to its chief operating decision maker. The prior period information conforms to the current year presentation. For financial reporting purposes, the Company operates in three segments which comprise the Company’s three geographical areas: the Americas, EMEA and Asia-Pacific.
The Company provides specialized technical services to an international client base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation, and other flow-process industries.
The Company evaluates performance based on the operating income (loss) from each segment which excludes interest income and other income (expense), interest expense, and income tax expense (benefit). The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment revenues are recorded at cost plus a profit margin. All transactions and balances between segments are eliminated in consolidation.

The following is a summary of the financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2011 and 2010 reconciled to the amounts reported in the consolidated financial statements (in thousands):

				Reconciling
				Items,
				Including
	Americas[3]	EMEA[3]	Asia-Pacific[3]	Corporate[1]	Total
Three months ended September 30, 2011:
Revenues from external customers	$34,858	$31,627	$11,845	$—	$78,330
Intersegment revenues	325	1,505	175	(2,005)	—
Operating income (loss)	2,100	3,959	2,646	(3,183)	5,522

Three months ended September 30, 2010:
Revenues from external customers	$27,408	$28,243	$11,284	$—	$66,935
Intersegment revenues	912	1,731	44	(2,687)	—
Operating income (loss)	2,080	970	2,748	(3,092)	2,706

Nine months ended September 30, 2011:
Revenues from external customers	$116,028	$88,566	$29,799	$—	$234,393
Intersegment revenues	2,684	4,206	264	(7,154)	—
Operating income (loss)	14,148	8,041	4,119	(10,354)	15,954

Nine months ended September 30, 2010:
Revenues from external customers	$96,525	$82,350	$32,008	$—	$210,883
Intersegment revenues	2,127	5,972	200	(8,299)	—
Operating income (loss)	10,310	1,936	7,971	(11,524)	8,693

[1]
Intersegment revenue amounts in Reconciling Items, Including Corporate relate to eliminations or reversals of transactions between reportable segments. Operating income (loss) in Reconciling Items, Including Corporate represents certain corporate overhead costs not allocated to reportable segments.

[2]
Included in the Americas are domestic revenues of $33.9 million and $27.2 million for the three months ended September 30, 2011 and 2010, respectively, and $109.9 million and $95.4 million for the nine months ended September 30, 2011 and 2010, respectively.

[3]
Goodwill in the Americas at September 30, 2011 and December 31, 2010 totaled $6.1 million and $4.9 million, respectively. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.6 million, respectively, at each of September 30, 2011 and December 31, 2010.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	September 30,	December 31,
	2011	2010
Americas	$21,104	$17,311
EMEA	11,328	12,092
Asia-Pacific	6,475	3,493

	$38,907	$32,896

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

The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of September 30, 2011 and December 31, 2010 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at September 30, 2011, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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
Financial Overview
For the nine months ended September 30, 2011, consolidated revenues increased by $23.5 million compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, revenues were positively affected by increases in leak sealing, line stopping and on-site machining services. For the three months ended September 30, 2011, consolidated revenues increased by $11.4 million compared to the three months ended September 30, 2010. For the three months ended September 30, 2011, revenues were positively affected by increases in leak sealing, line stopping and bolting services. The Company’s net income for the three and nine months ended September 30, 2011 increased by $1.8 million and $7.0 million, respectively, compared to the three and nine months ended September 30, 2010. The increase in net income was a result of the increase in revenues for the current year three and nine month periods, as well as lower restructuring costs and operational improvements realized as a result of the cost reduction initiatives which began in late 2009 and continued throughout 2010.
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
In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company took specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. The Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are primarily related to severance and benefit costs. As of September 30, 2011, restructuring costs of $3.6 million have been incurred since the inception of this additional cost reduction initiative, with the remaining $0.4 million expected to be incurred during 2011. The Company estimates the effects of this initiative to result in annual cost reductions at historical activity levels of approximately $5.0 million, primarily compensation expenses, of which approximately half will affect operating costs with the other half impacting selling, general and administrative expenses.
As a result of these two initiatives, total restructuring costs negatively impacted operating income by $25 thousand and $2.0 million and net income by $19 thousand and $1.9 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, total restructuring costs negatively impacted operating income by $0.3 million and $4.7 million and net income by $0.2 million and $4.3 million, respectively.

The Company’s diluted earnings per share for the three and nine months ended September 30, 2011 were $0.10 and $0.34, respectively, compared to $0.05 and $0.16, for the three and nine months ended September 30, 2010, respectively.
Results of Operations

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues	$78,330	$66,935	$234,393	$210,883
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	53,807	45,714	160,675	143,298
Depreciation and amortization expense	2,207	1,646	6,280	4,767
Selling, general and administrative expense	16,794	16,869	51,484	54,125

Total costs and expenses	72,808	64,229	218,439	202,190

Operating income	5,522	2,706	15,954	8,693
Interest income and other income (expense), net	(341)	438	(99)	534
Interest expense	(263)	(238)	(758)	(720)

Income before income taxes	4,918	2,906	15,097	8,507
Income tax expense	(1,336)	(1,095)	(2,343)	(2,745)

Net income	$3,582	$1,811	$12,754	$5,762

Earnings per share:
Basic	$0.10	$0.05	$0.34	$0.16
Diluted	$0.10	$0.05	$0.34	$0.16

Geographical Information

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Revenues:
Americas, including corporate	$34,858	$27,408	$116,028	$96,525
EMEA	31,627	28,243	88,566	82,350
Asia-Pacific	11,845	11,284	29,799	32,008

Total revenues	78,330	66,935	234,393	210,883

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas, including corporate	25,135	18,465	79,761	64,489
EMEA	21,493	20,614	61,460	60,346
Asia-Pacific	7,179	6,635	19,454	18,463

Total operating costs (exclusive of depreciation and amortization)	53,807	45,714	160,675	143,298
Operating costs as a percentage of revenue	68.7%	68.3%	68.5%	68.0%

Depreciation and amortization expense
Americas, including corporate	1,175	886	3,363	2,544
EMEA	499	467	1,510	1,387
Asia-Pacific	533	293	1,407	836

Total depreciation and amortization expense	2,207	1,646	6,280	4,767
Depreciation and amortization expense as a percentage of revenue	2.8%	2.5%	2.7%	2.3%

Selling, general and administrative expense
Americas, including corporate	9,631	9,053	29,086	30,657
EMEA	5,677	6,198	17,577	18,720
Asia-Pacific	1,486	1,618	4,821	4,748

Total selling general and administrative expense	16,794	16,869	51,484	54,125
Selling, general and administrative expense as a percentage of revenue	21.4%	25.2%	22.0%	25.7%

Total costs and expenses	$72,808	$64,229	$218,439	$202,190

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes any allocation of headquarter costs to EMEA or Asia-Pacific.
Revenues
For the nine months ended September 30, 2011, consolidated revenues increased by $23.5 million, or 11.1%, to $234.4 million, compared to $210.9 million for the nine months ended September 30, 2010. Changes related to foreign currency exchange rates favorably impacted revenues by $10.0 million, of which $5.7 million, $3.9 million and $0.4 million were related to favorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $13.5 million, or 6.4%, for the nine months ended September 30, 2011 compared to the same period in the prior year. This $13.5 million increase in revenues consisted of $19.1 million and $0.5 million increases in the Americas and EMEA, respectively, partially offset by a $6.1 million decrease in Asia-Pacific. The increase in revenues in the Americas was related to increases in both on-line services and off-line services. The increase within the Americas’ on-line services primarily related to volume increases in leak sealing and line stopping services of approximately 29% when compared to revenues in the same period in the prior year. Revenues increased within off-line services by approximately 12% when compared to the prior year and primarily related to volume increases in bolting and on-site machining services. The increase in revenues in EMEA was primarily attributable to increases in on-line services but was partially offset by decreases in off-line services. The increase in revenues within on-line services in EMEA primarily related to volume increases in leak sealing services of approximately 8% when compared to revenues in the same period of the prior year. This increase was partially offset by decreases in off-line services in EMEA, which primarily included volume decreases in heat exchanger repair services of approximately 3% when compared to revenues in the same period in the prior year. The decrease in revenues in Asia-Pacific was attributable to decreases in both on-line and off-line services. The decrease within on-line services in Asia-Pacific primarily related to volume decreases in hot tapping services in Singapore as a large hot tapping project concluded in late 2010, resulting in an approximate 34% decrease in hot tapping services when compared to revenue in the same period of the prior year. The decrease in off-line services in Asia-Pacific is primarily related to volume decreases in bolting services in Australia of approximately 16% due to inclement weather conditions in the first half of the current year but these decreases were partially offset by a 14% increase in on-site machining services when compared to revenues in the same period in the prior year.
For the three months ended September 30, 2011, consolidated revenues increased by $11.4 million, or 17.0%, to $78.3 million, compared to $66.9 million for the three months ended September 30, 2010. Changes related to foreign currency exchange rates favorably impacted revenues by $3.0 million, of which $1.6 million and $1.4 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $8.4 million, or 12.6%, for the three months ended September 30, 2011 compared to the same period in the prior year. This $8.4 million increase in revenues consisted of increases of $7.4 million and $1.8 million in the Americas and EMEA, respectively, but were partially offset by a decrease of $0.8 million in Asia-Pacific. The increase in revenues in the Americas was primarily due to increases in on-line services, which included volume increases in leak sealing and line stopping services of approximately 25% when compared to revenues in the same period in the prior year. The increase in revenues in EMEA was primarily attributable to increases in on-line services, which included volume increases in leak sealing services of approximately 14%, when compared to revenues in the same period in the prior year. This increase was partially offset by a decrease in offline services in EMEA primarily driven by an approximate 8% decrease in on-site machining when compared to revenues in the same period in the prior year. The decrease in revenues in Asia-Pacific was primarily related to decreases in on-line services but was substantially offset by increases in off-line services. The decrease in on-line services in Asia-Pacific was primarily related to volume decreases in hot tapping services within Singapore as a large hot tapping project which concluded in late 2010 resulted in an approximate 35% decrease in hot tapping services when compared to revenues in the same period of the prior year. The increase within off-line services in Asia-Pacific primarily related to volume increases in on-site machining services in Australia and resulted in an approximate 32% increase in these services when compared to revenues in the same period of the prior year. In addition, Asia-Pacific had volume increases of approximately 14% in bolting services when compared to revenues in the same period of the prior year.
Operating Costs (exclusive of depreciation and amortization)
For the nine months ended September 30, 2011, operating costs, increased $17.4 million, or 12.1%, to $160.7 million, compared to $143.3 million for the nine months ended September 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $6.8 million, of which $4.1 million, $2.5 million and $0.2 million were related to unfavorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $10.6 million, or 7.4%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This change consisted of a $15.0 million increase in the Americas, partially offset by decreases of $2.9 million and $1.5 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher material, labor and equipment rental costs of approximately 20% when compared to the same period in the prior year, which were attributable to the increase in revenues. The decrease in EMEA was due to decreases in labor costs of 5% associated with the cost reduction initiatives. In addition, severance related restructuring costs in EMEA decreased from $1.8 million for the nine months ended September 30, 2010 to $0.1 million for the nine months ended September 30, 2011. The decrease in operating costs in Asia-Pacific was primarily attributable to a decrease in equipment rental costs in Singapore of approximately 8% when compared to the same period in the prior year associated with the decreased revenues.
For the three months ended September 30, 2011, operating costs increased $8.1 million, or 17.7%, to $53.8 million, compared to $45.7 million for the three months ended September 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $2.0 million, of which $1.2 million and $0.8 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased by $6.1 million, or 13.3%, for the three months ended September 30, 2011, compared to the same period in the prior year. This change consisted of a $6.6 million increase in the Americas which was partially offset by a $0.3 million decrease in EMEA and a $0.2 million decrease in Asia-Pacific. The increase in operating costs in the Americas was primarily attributable to an increase in labor and material costs of approximately 30% and was associated with the increase in revenues when compared to the same period in the prior year. The decrease in operating costs in EMEA was a result of the reductions in restructuring costs partially offset by the increase in labor and materials of approximately 13% associated with the increase in revenues. Severance related restructuring costs were nil in the three month ended September 30, 2011 compared to $1.2 million in the three months ended September 30, 2010. The decrease in Asia-Pacific was due to decreases in equipment rental and material costs of 21% associated with decreases in revenues in

Singapore partially offset by increases in labor costs of 13% associated with the increase in revenues in Australia when compared to the same period in prior year.
Operating costs as a percentage of revenue were 68.7% and 68.3% for the three months ended September 30, 2011 and 2010, respectively, and 68.5% and 68.0% for the nine months ended September 30, 2011 and 2010, respectively. The percentage of operating costs to revenues for the three and nine months ended September 30, 2011 were slightly higher than the same periods in prior year due in part to certain higher margin large jobs in the prior year which did not recur in 2011.
Depreciation and Amortization
For the three and nine months ended September 30, 2011, depreciation and amortization expense increased $0.6 million, or 34.1%, and $1.5 million, or 31.7%, respectively, when compared to the same periods in the prior year. Changes related to foreign currency exchange rates unfavorably impacted depreciation and amortization expense by $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, respectively. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three and nine months ended September 30, 2011 was $0.5 million and $1.2 million higher compared to the same periods in the prior year, respectively. Depreciation and amortization expense increased as a result of the acquisition of Self Leveling Machines (the “SLM acquisition”) as well as the effects of capital expenditures of approximately $6.7 million placed in service over the twelve-month period ended September 30, 2011. Depreciation and amortization expense related to the SLM acquisition was $0.3 million and $0.9 million for the three and nine months ended September 30, 2011, respectively.
Depreciation and amortization expense as a percentage of revenue was 2.8% and 2.5% for the three months ended September 30, 2011 and 2010, respectively, and 2.7% and 2.3% for the nine months ended September 30, 2011 and 2010, respectively. When excluding depreciation and amortization expense related to the SLM acquisition, depreciation and amortization expense as a percentage of revenue was 2.4% and 2.3% for the three and nine months ended September 30, 2011, respectively.
Selling, General and Administrative
For the nine months ended September 30, 2011, selling, general and administrative expenses decreased $2.6 million, or 4.8%, to $51.5 million compared to $54.1 million for the nine months ended September 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.7 million, of which $1.1 million and $0.6 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses decreased $4.3 million, or 7.9%, for the nine months ended September 30, 2011, compared to the same period in the prior year. This $4.3 million decrease in selling, general and administrative costs consisted of a $1.6 million, $2.2 million and a $0.5 million decrease in the Americas, EMEA and Asia-Pacific, respectively. The decrease in selling, general and administrative expenses in the Americas were related to reductions in salary and related costs of approximately 4% when compared to the same period in the prior year. The nine months ended September 30, 2010 included corporate charges of approximately $0.5 million incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer and severance related restructuring charges of $0.2 million. There were no restructuring or retirement related charges incurred for the nine months ended September 30, 2011. In EMEA, decreases in selling, general and administrative costs were primarily a result of reductions in restructuring costs from $2.5 million for the nine months ended September 30, 2010 to $0.1 million for the nine months ended September 30, 2011. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 11% when compared to the same period in the prior year.
For the three months ended September 30, 2011, selling, general and administrative expenses decreased $0.1 million, or 0.6%, to $16.8 million compared to $16.9 million for the three months ended September 30, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $0.5 million, of which $0.3 million and $0.2 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses decreased $0.6 million, or 3.6%, for the three months ended September 30, 2011, compared to the same period in the prior year. This $0.6 million decrease in selling, general and administrative expenses consisted of $0.8 million and $0.3 million in decreases in EMEA and Asia-Pacific, respectively, but were partially offset by a $0.5 million increase in the Americas. Decreases in selling, general and administrative expenses in EMEA were attributable to reductions in restructuring costs from $0.8 million for the three months ended September 30, 2010 to $25 thousand for the three months ended September 30, 2011. Decreases in selling, general and administrative expenses in Asia-Pacific were related to reductions in salary and related costs and reduced travel expenses of approximately 17% when compared to the same period in the prior year. The increase in selling, general and administrative expenses in the Americas was primarily related to increases in salary and related costs of approximately 3% when compared to the same period in the prior year as a result of increased activity levels.

As a result of the above factors, selling, general and administrative costs as a percentage of revenues decreased to 21.4% and 22.0% for the three and nine months ended September 30, 2011, respectively, compared to 25.2% and 25.7% for the three and nine months ended September 30, 2010, respectively.
Other Income
Interest Income and Other Income (Expense), Net
For the three and nine months ended September 30, 2011, interest income and other income (expense) decreased $0.8 million and $0.6 million, respectively, when compared to the same periods in the prior year. Interest income and other income (expense) primarily relate to exchange gains and losses on foreign currency denominated transactions.
Interest Expense
For both the three and nine months ended September 30, 2011, consolidated interest expense was comparable to the three and nine months ended September 30, 2010 as the increase in interest expense related to the SLM acquisition was partially offset by the impact of lower interest rates on outstanding borrowings under the Credit Agreement.
Income Taxes
The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes. As a result, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded for the three and nine months ended September 30, 2011 and 2010 were fully reserved with changes offset by a corresponding change in valuation allowance. Income tax expense recorded for the three and nine months ended September 30, 2011 consisted of income tax expenses in foreign and state jurisdictions in which the Company operates, with the nine months ended September 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition (see “Liquidity and Capital Resources” for additional information on the SLM acquisition). Income tax expense recorded for the three and nine months ended September 30, 2010 consisted primarily of income taxes due in foreign and state jurisdictions in which the Company operates.
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
Income tax expense as a percentage of income before income taxes was approximately 15.5% and 32.3% for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010 income tax expense as a percentage of income before income taxes was approximately 27.2% and 37.7%, respectively. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the nine months ended September 30, 2011 was 23.6%. The remaining change in the income tax rates between periods is related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $5.6 million for the nine months ended September 30, 2011 compared to $8.0 million for the nine months ended September 30, 2010. The decrease in net cash provided by operating activities was primarily due to changes in working capital requirements, driven by changes in inventory and accrued expenses and other current liabilities, which decreased cash flows by $13.4 million for the nine months ended September 30, 2011 compared to a decrease of approximately $3.5 million in the nine months ended September 30, 2010. Inventory increased as a result of an increase in revenues and accrued expenses and other current liabilities decreased due to timing of cash payments. These decreases in cash flows were partially offset by a $7.0 million increase in net income for the nine months ended September 30, 2011 due to higher revenues and lower restructuring costs as compared to the same period in prior year.
Net cash used in investing activities increased to $7.6 million for the nine months ended September 30, 2011 from $4.1 million for the nine months ended September 30, 2010 primarily due to $3.8 million of cash paid, net of cash acquired of $1.2 million, in connection with the SLM acquisition. The increase in cash used relating to the SLM acquisition is partially offset by a reduction in capital expenditures from $4.5 million for the nine months ended September 30, 2010 to $3.9 million for the nine months ended September 30, 2011. The decrease in capital expenditures compared to the prior year is due to the timing of capital projects placed in service in the current year as compared to the prior year.
Consolidated capital expenditures for the calendar year 2011 were initially budgeted at $11.0 million to $12.0 million, however, based on the timing of projects and the current outlook for the remainder of 2011, the Company does not expect capital expenditures to exceed $10.0 million for the year. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2011 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash provided by financing activities for the nine months ended September 30, 2011 was $0.2 million compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2010. The increase is due to the issuance of $0.3 million in common stock related to stock option exercises. Financing activities related to long-term capital leases during the current year period was consistent with the prior year period.
While the Company’s operating results for the nine months ended September 30, 2011 have improved as compared to the same period in the prior year, the worldwide economy, including the markets in which the Company operates, continues, in varying degrees to remain sluggish, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in this economic environment, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
Cash held in the bank accounts of foreign subsidiaries at September 30, 2011 was $15.1 million. The Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries and accordingly, no provision for U.S. federal or state income taxes has been provided thereon. If the Company were to repatriate the cash held by its foreign subsidiaries, the Company would be required to accrue and pay income taxes in the U.S.
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
At each of September 30, 2011 and December 31, 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (as defined in the Credit Agreement)) which was 2.2% at September 30, 2011 and 2.3% at December 31, 2010. The Credit Agreement contains a commitment fee which ranges between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at each of September 30, 2011 and December 31, 2010, based on the unused portion of the amount available under the Credit Agreement. Adjusted EBTIDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $150.6 million of current assets and property and equipment as of September 30, 2011) and is without recourse to the Parent Company. The Credit Agreement includes requirements that the Company must maintain: (i) a funded debt to Adjusted

EBITDA ratio of no more than 2.75 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0 for the same trailing four quarter period. FWI is also subject to certain other compliance provisions including, but not limited to, maintaining certain tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2011, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $30.0 million, and $1.1 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $18.9 million at September 30, 2011, with a limit of $5.0 million of this capacity remaining for the designated borrowers.
On February 23, 2011, FWI entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. for total consideration of $9.1 million, net of cash acquired of $1.2 million. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.
In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.3 million ($2.9 million denominated in U.S. dollar and $2.4 million denominated in Australian dollar) payable in two annual installments, which mature February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At September 30, 2011, $5.2 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.
At the end of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of September 30, 2011, the costs incurred since the inception of these cost reduction initiatives totaled approximately $7.0 million. During the nine months ended September 30, 2011, the Company incurred restructuring charges of $0.3 million related to the 2010 initiative and made cash payments of $1.1 million related to both the 2009 and 2010 initiatives. As of September 30, 2011, the remaining reserve associated with these initiatives totaled $0.8 million with estimated additional charges to be incurred of approximately $0.4 million, all of which are expected to require cash payments. Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 165 employees, which included reductions of 31 employees in the Americas, 133 employees in EMEA, and one employee in Asia-Pacific.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the nine months ended September 30, 2011, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three or nine months ended September 30, 2011 or 2010.
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
FASB ASC 350 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has three reporting units for the purpose of testing goodwill impairment. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
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
In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only the following two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, a company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company anticipates the adoption of this guidance will change the presentation and provide additional detail on certain consolidated financial statements, but will not have any other material impact.
In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives a company the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 allows a company to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Using the qualitative assessment in ASU 2011-08, if a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. If a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform step one of the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect a material impact from the adoption of this guidance on its consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at September 30, 2011 or December 31, 2010, or for the nine months ended September 30, 2011.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at September 30, 2011, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates has increased over the past several years. During 2011, currencies have strengthened, as foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the three and nine months ended September 30, 2011 when compared to the three and nine months ended September 30, 2010. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.
Based on the nine months ended September 30, 2011, foreign currency-based revenues and operating income of $124.5 million and $13.8 million, respectively, a ten percent decline in all applicable foreign currencies would result in a decrease in revenues and operating income of $11.3 million and $1.3 million, respectively.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2011. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, the most recently completed fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information
Item 1. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the United States and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the United States in the amount of $1.0 million and $1.2 million at September 30, 2011 and December 31, 2010, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.
On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers and naming the Company as a nominal party. The petition alleges the named directors and officers breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requests that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it. The defendants have informed the Company that they believe this lawsuit is without merit and intend to vigorously defend the lawsuit.
Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, who is negotiating with a governmental regulatory agency and claims that the subsidiary failed to provide them with satisfactory services at the customer’s facilities. On April 17, 2009, a customer, INEOS USA LLC, initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.
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
While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.3 million and $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of September 30, 2011 and December 31, 2010, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.
Item 1A. Risk Factors
During the quarter ended September 30, 2011, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2011.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2011.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2011.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2011.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Date: November 7, 2011