Form 10-K
period 2011-12-31
FURMANITE CORP
filed 2012-03-09
CIK 54441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2011 was $285,225,730 based on the closing price of the registrant’s common stock, $7.94 per share, reported on the New York Stock Exchange on June 30, 2011.

There were 37,202,575 shares of the registrant common stock outstanding as of March 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2012 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FURMANITE CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including, but not limited to, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about itself and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. One is cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I

Item 1. Business

Company Overview

Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) such as leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting and valve repair, and other services including smart shim service, concrete repair, engineering services, and valve and other products and manufacturing. These products and services are provided primarily to electric power generating plants, petroleum industry, which includes refineries and off-shore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates.

The Company was incorporated in Delaware on January 23, 1953. The Company’s principal operating office is currently located at 2435 North Central Expressway, Suite 700, Richardson, Texas 75080 and its telephone number is (972) 699-4000. The Company’s principal office will move to Houston, Texas by the end of March 2012 and will be located at 10370 Richmond Avenue, Suite 600, Houston, Texas 77042.

The Company files annual, quarterly, and other reports and information with the Securities and Exchange Commission (“SEC”) under the Exchange Act. These reports and other information that the Company files with the SEC may be obtained on the SEC website at www.sec.gov.

The Company also makes available free of charge on or through the Internet website, www.furmanite.com (select the “Financial Information” link under the “Investors” menu option), Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website free of charge are copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics, Corporate Governance Guidelines, and Anti-Bribery and Corruption Policy. The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer and principal financial and accounting officer. A copy of this Annual Report on Form 10-K will be provided free of charge upon written request to Investor Relations at the Company’s address. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing with the SEC.

On May 17, 2007, Xanser Corporation changed its name to Furmanite Corporation after the Company’s stockholders ratified the name change at its annual stockholder meeting. The Company’s common stock, no par value, began trading under the ticker symbol “FRM” effective May 18, 2007, superseding the previous ticker symbol “XNR” on the New York Stock Exchange (“NYSE”). The Company’s website also changed from www.xanser.com to www.furmanite.com.

Business Segment Data and Geographical Information

See Note 14 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Operations

Furmanite’s business is specialized technical services that are provided to an international base of customers. Furmanite operations were founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits. In the 1960s, Furmanite expanded within the United Kingdom (“U.K.”), primarily through its leak sealing products and then into providing services. During the 1970s and 1980s, Furmanite grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. The Parent Company acquired Furmanite in 1991 to diversify its operations and pursue international growth opportunities. In 2005, the Company, through an asset acquisition, expanded its valve repair and hot-tapping services along with expanding its location footprint in the United States, and heat treating services were introduced in 2006. In 2007, Furmanite expanded its operating presence into Bahrain and mainland China and in 2008, offices in Canada and West Africa were opened to take advantage of existing customer relationships in the area and launch the full range of service lines to existing customers and other markets. In 2010, Furmanite continued to expand its operating presence in Europe to include offices in both Denmark and Sweden. In 2011, Furmanite expanded its onsite machining service capabilities with an asset acquisition to provide for large scale onsite machining.

Products and Services

Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets” below). Other on-line services provided include hot tapping, line stopping, line isolation (a new service line introduced in 2010), composite repair and valve testing. In addition, the Company provides off-line services including on-site machining, bolting, valve repair, heat treating and repair on such systems and equipment. These services tend to complement leak sealing and other on-line services since these off-line services are usually performed while a plant or piping system is not operating. In addition, Furmanite provides concrete repair, engineering services, valve and other products and manufacturing. Furmanite also performs diagnostic services on valves by, among other methods, utilizing its patented Trevitest system. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2011, 2010 and 2009, on-line services represented approximately 39%, 37%, and 36%, respectively, of total revenues, while off-line services accounted for approximately 44%, 46%, and 46%, respectively, of total revenue and other industrial services represented approximately 17%, 17%, and 18%, respectively, of total revenues.

Furmanite’s on-line, leak sealing services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds over 120 trademarks and patents for its techniques, products and materials and continues to develop new and update existing patents, as it considers these efforts to be essential to its operations. The patents, which are registered in jurisdictions around the world, expire at various dates through December 2023. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group and manufacturing group that work with the on-site technicians in crafting these materials, tools and equipment.

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

Furmanite believes that it is the most recognized brand in its industry. With an over 85-year history, Furmanite’s customer relationships are long-term and worldwide. All customers will be served from the worldwide headquarters in Houston, Texas and the Company has a substantial presence in EMEA and Asia-Pacific. Furmanite currently operates over 25 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Torrance, California; Lombard, Illinois; Hobart, Indiana; Geismar, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma;

Pittsburgh, Pennsylvania; Houston, Texas; La Porte, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located in countries on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the U.K. and by licensee and agency arrangements which are based in Argentina, Brazil, Egypt, Hungary, Italy, Japan, Lithuania, Mexico, Peru, Puerto Rico, Romania, Russia, South Africa, Thailand, Trinidad, Turkey and the United Arab Emirates. Revenues by major geographic region for 2011 were 50% for the Americas, 38% for EMEA and 12% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.

Furmanite’s leak sealing on-line and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Furmanite has select master service customer agreements, which can provide coverage for multiple years, and selected services with defined rates from which orders are then released with defined scopes of work. Other customer arrangements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during any of the years ended December 31, 2011, 2010 or 2009. Furmanite generally competes on the basis of service, product performance, technical know-how, engineering solutions and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

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

Furmanite is subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that environmental costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in environmental costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $1.0 million and $1.2 million as of December 31, 2011 and 2010, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

Employees

At December 31, 2011, the Company had 1,529 employees, exclusive of temporary technicians. As of December 31, 2011, approximately 357 employees were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 161 employees in the U.K. who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.

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

Political, economic or other conditions in foreign countries in which Furmanite operates could adversely affect the financial condition, results of operations or cash flow of the Company.

Operations in foreign jurisdictions accounted for approximately 52% of total revenues for the year ended December 31, 2011. The Company expects foreign operations to continue to be an important part of its business. Foreign operations are subject to a variety of risks, such as:

•	risks of economic instability;

•	potential adverse changes in taxation policies;

•	disruptions from labor and political disturbances;

•	adverse changes in tariffs or import or export restrictions;

•	war or insurrections; and

•	other adverse changes in the laws or regulations of the host country.

In addition the Company is subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Although the Company takes reasonable measures to comply with the FCPA and to ensure that its employees, agents and intermediaries comply with the FCPA, it cannot assure that such precautions will protect it against liability under the FCPA, particularly as a result of actions taken in the past, or which may be taken in the future for which the Company may have exposure under the FCPA. If the Company is not in compliance with such laws and regulations, it may be subject to criminal and civil penalties, which may cause harm to its reputation and to its brand names and could have an adverse effect on its business, financial condition, operating results or cash flows.

The Company may be adversely affected by fluctuations in foreign currency exchange rates and foreign exchange restrictions.

The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. Overall volatility in currency exchange rates has increased over the past several years. For the year ended December 31, 2011, foreign currency based revenues and operating income were $165.1 million and $16.2 million, respectively. Based on results of operations for the year ended December 31, 2011, the Company estimates that a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $15.0 million and $1.5 million, respectively.

The competitive position of Furmanite depends in part on the ability to protect its intellectual property.

The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds over 120 trademarks and patents for its techniques, materials and equipment. These patents are registered around the world and expire at various dates through December 2023. Although Furmanite believes it has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The properties owned or utilized by the Company are generally described in Item 1 of this Annual Report on Form 10-K and Note 5 under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Additional information concerning the obligations of the Company for lease and rental commitments is presented under the caption “Commitments and Contingencies” in Note 13 under Item 8 “Financial Statements and Supplementary Data” on the Annual Report on Form 10-K and under the caption “Contractual Obligations” under Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”. Such descriptions and information are hereby incorporated by reference into this Item 2.

The Parent Company’s corporate headquarters is currently located in an office building in Richardson, Texas, pursuant to a lease agreement that expires June 30, 2012 and requires monthly lease payments of approximately $40,000 plus certain operating expenses. By the end of March 2012, the Parent Company’s corporate headquarters will relocate to an office building in Houston, Texas, pursuant to a lease agreement that expires in May 2019 which will require monthly lease payments of approximately $30,000 plus certain operating expense, with annual increases ratably up to approximately $35,000 plus certain operating expenses by 2019 and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for four properties located in the U.K. and six properties located in the U.S., which are company-owned.

Item 3. Legal Proceedings

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $1.0 million and $1.2 million as of December 31, 2011 and 2010, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

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

Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, who is negotiating with a governmental regulatory agency and claims that the subsidiary failed to provide them with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.3 million and $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of December 31, 2011 and 2010, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NYSE under the symbol “FRM”.

The following table sets forth the range of high and low sales prices per share of the Company’s common stock as reported on the NYSE for the periods indicated:

Years Ended December 31,	High	Low
2011:
First Quarter	$8.08	$6.38
Second Quarter	$8.60	$6.24
Third Quarter	$8.30	$4.77
Fourth Quarter	$7.43	$5.02

2010:
First Quarter	$5.28	$3.07
Second Quarter	$5.50	$3.80
Third Quarter	$4.94	$3.55
Fourth Quarter	$7.45	$4.78

At March 5, 2012, there were approximately 2,125 stockholders of record.

The Company currently intends to retain future earnings for the development of its business and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facility for the working capital of FWI contains restrictions on its ability to pay dividends or distributions to the Company. At December 31, 2011, FWI was in compliance with all applicable debt covenants under its credit facility.

Item 6. Selected Financial Data

The following selected financial data (in thousands, except per share amounts) is derived from the Company’s Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	0000000000	0000000000	0000000000	0000000000	0000000000
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of Operations Data:
Revenues	$316,207	$285,953	$275,940	$320,942	$290,287
Total costs and expenses ¹	295,756	272,293	274,406	293,941	269,640

Operating income ¹	20,451	13,660	1,534	27,001	20,647
Interest expense, net of interest and other income	(1,143)	(394)	(945)	(1,445)	(2,233)

Income before income taxes	19,308	13,266	589	25,556	18,414
Income tax expense (benefit) ²	(4,662)	3,780	3,419	3,688	5,919

Net income (loss) ² ³	$23,970	$9,486	$(2,830)	$21,868	$12,495

Earnings (loss) per share:
Basic	$0.65	$0.26	$(0.08)	$0.60	$0.35
Diluted	$0.64	$0.26	$(0.08)	$0.59	$0.35

[1]

Includes restructuring charges of $0.4 million, $5.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, and impairment charges of $0.9 million for the year ended December 31, 2011.

[2]	Includes a $7.7 million income tax benefit related to a reversal of the valuation allowance on the net deferred tax assets in the United States for the year ended December 31, 2011
[3]

Includes restructuring charges, net of tax of $0.3 million, $5.2 million and $0.9 million, respectively for the years ended December 31, 2011, 2010 and 2009 and impairment charges of $0.9 million for the year ended December 31, 2011.

	0000000000	0000000000	0000000000	0000000000	0000000000
	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Cash and cash equivalents	$34,524	$37,170	$36,117	$30,793	$31,570
Working capital	103,761	88,181	79,611	83,826	76,917
Total assets	207,232	182,101	174,989	173,278	172,053
Long-term debt, less current portion	31,051	30,085	30,139	35,363	43,185
Stockholders’ equity	118,889	98,088	85,330	91,317	78,336

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

The Company provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) which include leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting and valve repair, and other services including smart shim services, concrete repair, engineering services and valve and other products and manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through Furmanite.

Financial Overview

For the year ended December 31, 2011, consolidated revenues increased by $30.3 million compared to the year ended December 31, 2010, primarily related to increases in leak sealing, line stopping, bolting, and composite repair services. The Company’s net income for the year ended December 31, 2011 increased by $14.5 million compared to the year ended December 31, 2010. The increase in net income was a result of the increase in revenues for the current year, as well as lower restructuring costs and operational improvements realized as a result of the cost reduction initiatives which began in late 2009 and continued throughout 2010 and into 2011. In addition, 2011 net income was favorably impacted by a $7.7 million adjustment to income tax benefit related to a reversal of the valuation allowance on the deferred tax assets in the United States.

In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and restructuring of certain functions, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of December 31, 2011, the Company has completed the 2009 cost reduction initiative with total restructuring costs incurred of approximately $3.4 million, of which $2.3 million and $1.1 million were incurred for the years ended December 31, 2010 and 2009, respectively. There was minimal restructuring activity for the year ended December 31, 2011 related to this initiative. The Company estimates the effects of this initiative have resulted in annual cost reductions at 2009 activity levels of approximately $11.0 million, primarily compensation expenses, which has reduced selling, general and administrative costs.

In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company has taken specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. The Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are primarily related to severance and benefit costs. For the years ended December 31, 2011 and 2010, restructuring costs of $0.4 million and $3.4 million, respectively, were incurred as a result of this additional cost reduction initiative, with the remaining $0.2 million expected to be incurred in 2012. The Company estimates the effects of this initiative have resulted in annual cost reductions at 2010 activity levels of approximately $5.0 million, primarily compensation expenses, of which approximately half will affect operating costs with the other half impacting selling, general and administrative costs.

As a result of these two initiatives, total restructuring costs negatively impacted operating income by $0.4 million, $5.7 million and $1.1 million and net income by $0.3 million, $5.2 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s diluted earnings per share for the year ended December 31, 2011 were $0.64 compared to $0.26 per share for the year ended December 31, 2010.

Results of Operations

	Years Ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Revenues	$316,207	$285,953	$275,940
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	219,146	194,594	187,269
Depreciation and amortization expense	8,231	6,490	5,995
Selling, general and administrative expense	68,379	71,209	81,142

Total costs and expenses	295,756	272,293	274,406

Operating income	20,451	13,660	1,534
Interest income and other income (expense), net	(126)	549	434
Interest expense	(1,017)	(943)	(1,379)

Income before income taxes	19,308	13,266	589
Income tax expense (benefit)	(4,662)	3,780	3,419

Net income (loss)	$23,970	$9,486	$(2,830)

Earnings (loss) per share:
Basic	$0.65	$0.26	$(0.08)
Diluted	$0.64	$0.26	$(0.08)

Business Segment and Geographical Information

	Years Ended December 31,
	2011	2010	2009
		(in thousands)
Revenue:
Americas	$158,515	$135,174	$121,642
EMEA	118,649	109,373	119,211
Asia-Pacific	39,043	41,406	35,087

Total Revenue	316,207	285,953	275,940

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	109,305	90,691	82,703
EMEA	84,028	80,429	84,048
Asia-Pacific	25,813	23,474	20,518

Total operating costs (exclusive of depreciation and amortization)	219,146	194,594	187,269
Operating costs as a percentage of revenue	69.3%	68.1%	67.9%

Depreciation and amortization expense
Americas	4,582	3,450	3,278
EMEA	2,011	1,885	1,661
Asia-Pacific	1,638	1,155	1,056

Total depreciation and amortization expense	8,231	6,490	5,995
Depreciation and amortization expense as a percentage of revenue	2.6%	2.3%	2.2%

Selling, general and administrative expense
Americas, including corporate[1]	38,558	40,192	45,838
EMEA	23,629	25,128	28,608
Asia-Pacific	6,192	5,889	6,696

Total selling general and administrative expense	68,379	71,209	81,142
Selling, general and administrative expense as a percentage of revenue	21.6%	24.9%	29.4%

Total costs and expenses	$295,756	$272,293	$274,406

[1]	Includes corporate overhead costs of $13.7 million, $15.4 million and $13.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues

For the year ended December 31, 2011, consolidated revenues increased by $30.3 million, or 10.6%, to $316.2 million, compared to $285.9 million for the year ended December 31, 2010. Changes related to foreign currency exchange rates favorably impacted revenues by $9.8 million, of which $5.5 million, $4.0 million and $0.3 million were related to favorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $20.5 million, or 7.2%, for the year ended December 31, 2011 compared to the same period for 2010. This $20.5 million increase in revenues consisted of a $23.0 million increase in the Americas and a $3.8 million increase in EMEA, partially offset by a $6.3 million decrease in Asia-Pacific. The increase in revenues in the Americas was related to increases in both on-line and off-line services. The revenue increase within the Americas’ on-line services related to volume increases in leak sealing, line stopping and hot tapping services of approximately 26% when compared to revenues in the same period for 2010. Revenues increased within off-line services by approximately 8% when compared to revenues in 2010 and were attributable to increases in bolting and on-site machining services. The increase in revenues in EMEA was primarily attributable to increases in on-line services. The revenue increase in on-line services in EMEA was primarily related to volume increases in leak sealing and composite repair services of approximately 13% when compared to revenues in the same period for 2010. The decrease in revenues in Asia-Pacific was attributable to decreases in both on-line and off-line services. The decrease within on-line services in Asia-Pacific primarily related to volume decreases in hot tapping services in Singapore as a large hot tapping project concluded in late 2010, resulting in an approximate 29% decrease in hot tapping services when compared to revenue in the same period of the prior year. The decrease in off-line services in Asia-Pacific is primarily related to volume decreases in bolting services in Australia of approximately 12% due to inclement weather conditions in the first half of 2011 but these decreases were substantially offset by a 10% increase in on-site machining services when compared to revenues in the same period in 2010.

For the year ended December 31, 2010, consolidated revenues increased by $10.0 million, or 3.6%, to $285.9 million, compared to $275.9 million for the year ended December 31, 2009. Changes related to foreign currency exchange rates favorably impacted revenues by $1.8 million, of which $4.2 million and $0.2 million were related to favorable impacts from Asia-Pacific and the Americas, respectively, partially offset by unfavorable impacts in EMEA of $2.6 million. Excluding the foreign currency exchange rate impact, revenues increased by $8.2 million, or 3.0%, for the year ended December 31, 2010 compared to the same period for 2009. This $8.2 million increase in revenues consisted of a $13.3 million increase in the Americas and a $2.1 million increase in Asia-Pacific, partially offset by a $7.2 million decrease in EMEA. The increase in revenues in the Americas was due to increases in on-line services, which included volume increases of approximately 16% in leak sealing and line stopping services revenue when compared to the same period in 2009. Additionally, other services revenues in the Americas increased by approximately 11% related to volume increases in product and other manufacturing services, including a $4.7 million hot tapping equipment package sale. The increase in revenues in Asia-Pacific was primarily attributable to increases in off-line services in Australia and Malaysia, which included volume increases of approximately 8% in bolting services when compared to revenues in the same period in 2009. The decrease in revenues in EMEA was primarily attributable to volume decreases in on-line and off-line services including an approximate 17% decrease in hot tapping and valve repair services revenue when compared to revenues in the same period in 2009.

Operating Costs (exclusive of depreciation and amortization)

For the year ended December 31, 2011, operating costs, including $1.1 million of restructuring and impairment costs, increased $24.5 million, or 12.6%, to $219.1 million, compared to $194.6 million for the year ended December 31, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $6.6 million, of which $3.8 million, $2.6 million and $0.2 million were related to unfavorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $17.9 million, or 9.2%, for the year ended December 31, 2011, compared to the same period in 2010. This change consisted of an $18.4 million increase in the Americas but was partially offset by decreases of $0.3 million and $0.2 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher material, labor and equipment rental costs of approximately 18% when compared to the same period in 2010, which were attributable to the increase in revenues. The decrease in EMEA was due to decreases in labor costs of 2% associated with the cost reduction initiatives and decreases in severance related restructuring costs which decreased from $2.0 million for the year ended December 31, 2010 to $0.2 million for the year ended December 31, 2011. Substantially offsetting the decrease in EMEA was an impairment charge of $0.9 million incurred in the fourth quarter of 2011 related to a write down of certain assets in Germany based on the Company’s decision to discontinue providing certain services in that country. The decrease in operating costs in Asia-Pacific was primarily attributable to a decrease in hot tapping related expenses in Singapore of approximately 5% when compared to the same period in 2010, which were associated with the decreased revenues in 2011.

For the year ended December 31, 2010, operating costs, including $2.0 million of restructuring costs, increased $7.3 million, or 3.9%, to $194.6 million, compared to $187.3 million for the year ended December 31, 2009. Changes related to foreign currency exchange rates unfavorably impacted costs by $0.6 million, of which $2.5 million and $0.2 million were related to unfavorable impacts from Asia-Pacific and the Americas, respectively, which were partially offset by a favorable impact of $2.1 million in EMEA. Excluding the foreign currency exchange rate impact, operating costs increased $6.7 million, or 3.6%, for the year ended December 31, 2010, compared to the same period in 2009. This change consisted of a $7.8 million and a $0.4 million increase in the Americas and Asia-Pacific, respectively, partially offset by a decrease in EMEA of $1.5 million. The increases in operating costs in the Americas and Asia-Pacific were primarily related to higher material and labor costs of approximately 6% when compared to the same period in 2009 as a result of the increase in revenues. The decrease in EMEA was due to a decrease in material and labor costs of 5% in 2011 due to a decrease in revenues but was partially offset by $2.0 million of severance related restructuring costs.

Operating costs as a percentage of revenue were 69.3% and 68.1% for the years ended December 31, 2011 and 2010, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2011 compared to the same period for 2010 due in part to certain higher margin large jobs in 2010 which did not recur in 2011, impairment costs incurred in the current year as well as the Company broadening its range of services to include projects with slightly lower margins. Excluding impairment and restructuring costs, operating costs as a percentage of revenue were 68.9% and 67.4% for the years ended December 31, 2011 and 2010, respectively.

Operating costs as a percentage of revenue were 68.1% and 67.9% for the years ended December 31, 2010 and 2009, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2010 compared to the same period for 2009 as the result of the restructuring costs incurred in 2010. Excluding the restructuring costs, operating costs as a percentage of revenue were 67.4%, slightly improved over 2009 as pricing in the market remained competitive. In addition, the reductions which resulted from the restructuring initiatives were not fully realized until 2011 and the 2010 reductions which had begun to materialize, were significantly offset by inefficiencies in utilization in connection with the restructuring activities which were ongoing throughout 2010.

Depreciation and Amortization Expense

For the year ended December 31, 2011, depreciation and amortization expense increased $1.7 million, or 26.8%, when compared to the year ended December 31, 2010. Changes related to foreign currency exchange rates unfavorably impacted depreciation and amortization expense by $0.3 million for the year ended December 31, 2011. Excluding foreign currency exchange rate impact, depreciation and amortization expense was $1.4 million higher in 2011 compared to the same period in 2010. Depreciation and amortization expense increased, in the Americas and APAC, as a result of the stock and asset acquisition, of Self Leveling Machines, Inc. and Self Levelling Machine Pty. Ltd., respectively, (collectively “SLM”) as well as the effects of capital expenditures of approximately $6.5 million placed in service over the twelve-month period ended December 31, 2011. Depreciation and amortization expense related to the SLM acquisition was $0.9 million for the year ended December 31, 2011 (see “Liquidity and Capital Resources” for additional information on the SLM acquisition).

For the year ended December 31, 2010, depreciation and amortization expense increased $0.5 million, or 8.3%, when compared to the year ended December 31, 2009, due to capital expenditures of approximately $7.3 million placed in service over the twelve-month period ended December 31, 2010. Changes related to foreign currency exchange rates were insignificant.

Depreciation and amortization expense as a percentage of revenue was 2.6%, 2.3% and 2.2% for the years ended December 31, 2011, 2010 and 2009, respectively.

Selling, General and Administrative Expense

For the year ended December 31, 2011, selling, general and administrative expenses decreased $2.8 million, or 3.9%, to $68.4 million compared to $71.2 million for the year ended December 31, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.7 million, of which $1.1 million and $0.6 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impacts, the $4.5 million decrease in selling, general and administrative costs consisted of $1.6 million, $2.6 million and $0.3 million decreases in the Americas, EMEA and Asia-Pacific, respectively. The decrease in selling, general and administrative expenses in the Americas was primarily related to reductions in salary and benefit costs, within corporate, of approximately 5% in 2011 when compared to the same period in 2010. In addition, the year ended December 31, 2010 included corporate charges of approximately $0.5 million incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer and severance and other restructuring related charges of $0.4 million. In EMEA, decreases in selling, general and administrative costs were primarily a result of reductions in restructuring costs which decreased from $3.3 million for the year ended December 31, 2010 to $0.2 million for the year ended December 31, 2011. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 13% in 2011 when compared to the same period in 2010.

For the year ended December 31, 2010, selling, general and administrative expenses, including $3.7 million of restructuring costs, decreased $9.9 million, or 12.2%, to $71.2 million compared to $81.1 million for the year ended December 31, 2009. Changes related to foreign currency exchange were insignificant as a whole as unfavorable Asia-Pacific impacts of approximately $0.7 million were offset by favorable impacts in EMEA of the same amount. Excluding the foreign currency exchange rate impacts, the $9.9 million decrease in selling, general and administrative costs consisted of $5.7 million, $2.7 million and $1.5 million decreases in the Americas, EMEA and Asia-Pacific, respectively. Selling, general and administrative expense in the Americas declined as a result of reductions in salary and related costs of approximately 6%, as well as, travel, rent and professional fees of approximately 5% compared to costs in 2009 a result of the cost reduction initiatives. Partially offsetting these decreases were $0.5 million of costs incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer, as well as additional severance and benefit related restructuring costs of $0.2 million and other restructuring costs of $0.2 million incurred in the year ended December 31, 2010. In EMEA, decreases in selling, general and administrative expenses were primarily a result of reductions in salary and related costs of approximately 10% when compared to the same period in 2009. These decreases were offset by restructuring costs of $3.3 million incurred in the year ended December 31, 2010, which included $2.0 million, $0.8 million and $0.5 million related to severance and benefit costs, lease termination costs and other restructuring costs, respectively. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 11% when compared to the same period in 2009.

As a result of the above factors, selling, general and administrative costs as a percentage of revenue have decreased over the past three years. Selling, general and administrative costs as a percentage of revenue were 21.6%, 24.9% and 29.4% for the years ended December 31, 2011, 2010 and 2009, respectively.

Other Income

Interest Income and Other Income (Expense), Net

For the year ended December 31, 2011, consolidated interest income and other income (expense) changed unfavorably by $0.7 million when compared to the same period in 2010. Changes within interest income and other income (expense) primarily related to fluctuations within foreign currency exchange transaction gains and losses.

For the year ended December 31, 2010, interest income and other income (expense) was consistent with 2009 amounts. Interest income and other income (expense) primarily relates to foreign currency exchange transaction gains and losses.

Interest Expense

For the year ended December 31, 2011, consolidated interest expense increased slightly by $0.1 million when compared to the same period for 2010. The increase in interest expense for the year ended December 31, 2011 was due to interest expense associated with the SLM acquisition. Interest rates on the average outstanding debt for the credit facility were consistent between such years.

For the year ended December 31, 2010, consolidated interest expense decreased by $0.4 million when compared to the same period for 2009. The decrease in interest expense for the year ended December 31, 2010 was due to a decrease in average outstanding debt and interest rates for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Income Taxes

The Company maintains a valuation allowance to adjust the basis of net deferred tax assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Income Taxes. As a result, substantially all net deferred tax assets attributable to United States federal income taxes, as well as certain state and foreign income taxes, recorded for the years ended December 31, 2010 and 2009 were fully reserved with changes offset by a corresponding change in valuation allowance. In 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax assets in the United States are expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets has been reversed in 2011. This reversal of the valuation allowance, net of the utilization of domestic net operating losses and other related deferred tax changes of approximately $6.3 million during the year, resulted in a deferred tax benefit of approximately $7.7 million in 2011. Additionally, the income tax expense recorded for the years ended December 31, 2011, 2010 and 2009 consisted primarily of income tax expense in foreign and state jurisdictions of the Company, and a deferred tax benefit of $1.2 million was recognized in 2011 related to the SLM acquisition (see “Liquidity and Capital Resources” for additional information on the SLM acquisition).

Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expenses are not consistent when comparing periods due to the changing income tax mix between domestic and foreign operations and within the foreign operations. In concluding whether a full valuation allowance on domestic federal, state, or foreign income taxes is required, the Company primarily considered factors such as the history of operating income and losses, future taxable income and the nature of the deferred tax assets.

Income tax benefit as a percentage of income before taxes was 24.1% for the year ended December 31, 2011 compared to income tax expense of 28.5% for the year ended December 31, 2010. Excluding the $1.2 million acquisition related deferred tax benefit and the $7.7 million valuation allowance reversal related benefit, income tax expense as a percentage of income before taxes would have been 21.9% for the year ended December 31, 2011. The remaining change in the current year income tax rate is related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities. The Company expects its effective income tax rate to increase significantly beginning in 2012 based on the reversal of the valuation allowance on the deferred tax assets in the United States.

Income tax expense as a percentage of income before taxes decreased to 28.5% for the year ended December 31, 2010 from 580.5% for the year ended December 31, 2009. The change in rates is related to changes in the mix of taxable income, between countries whose taxes are offset by full valuation allowances and those that are not. The income generate in certain foreign countries was taxable in 2009, while losses in the U.S. and certain other foreign countries were not tax affected during the same period. This, along with the low level of pre-tax income, resulted in an extremely high effective tax rate in 2009.

In addition, the tax rates in 2009 were significantly impacted by foreign currency transaction gains and losses. For the year ended December 31, 2009, the Company’s U.K. subsidiary recognized approximately $3.5 million of foreign currency transaction gains primarily related to U.S. dollar denominated notes outstanding under the Company’s previous credit agreement. During this same period, U.S.-based subsidiaries of the Company recognized foreign currency transaction losses substantially offsetting the impact of the currency transaction gains in the U.K., however income tax expense in the U.K. related to these gains were not offset as the U.S. transaction losses had no tax effect due to the aforementioned valuation allowance on the Company’s U.S. federal taxes.

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

Net cash provided by operating activities was $7.9 million for the year ended December 31, 2011 compared to $7.8 million for the year ended December 31, 2010. The net cash provided by operating activities was comparable for the years ended December 31, 2011 and 2010 as the increase in net income for the year ended December 31, 2011 was substantially offset by changes in working capital requirements, including accounts receivable, inventories and accrued expenses and other current liabilities as well as changes in non-cash items. The increase in net income is due to an increase in revenues coupled with lower restructuring costs and a $7.7 million income tax benefit related to a reversal of the valuation allowance on the deferred tax assets in the United States. Inventories increased as a result of the increase in revenues while the changes in accrued expenses and other liabilities decreased due to the timing of cash payments, which relate to items such as restructuring and other accrued employee compensation costs, and the settlement or resolution of certain other liabilities.

For the year ended December 31, 2010, net cash provided by operating activities was $7.8 million compared to $17.9 million for the year ended December 31, 2009. The decrease in net cash provided by operating activities of $10.1 million was primarily due to changes in working capital requirements, driven by increases in accounts receivable, which decreased cash flows by $11.6 million in 2010 compared to an increase of approximately $13.7 million for the year ended December 31, 2009. The changes in accounts receivable primarily related to a general increase in business activity levels at the end of 2010 versus 2009. In addition, the Company paid approximately $1.5 million in the first quarter of 2010 related to an arbitration award settlement which was accrued as of December 31, 2009. The changes in operating assets and liabilities were partially offset by changes in non-cash items of $1.1 million compared to the same period in 2009, and a $12.3 million increase in net income for the year ended December 31, 2010 as compared to the same period in 2009. The increase in net income is due to an increase in revenues coupled with decreased selling, general and administrative costs and reduced income tax rates.

Net cash used in investing activities increased to $10.4 million for the year ended December 31, 2011 from $7.1 million for the year ended December 31, 2010 primarily due to $3.8 million of cash paid, net of cash acquired of $1.2 million, in connection with the SLM acquisition. The increase in cash used related to the SLM acquisition was partially offset by a reduction in capital expenditures from $7.3 million for the year ended December 31, 2010 to $6.5 million for the year ended December 31, 2011. The decrease in capital expenditures in 2011 compared to the prior year was due to the timing of when capital assets were acquired or placed in service in 2011 compared to 2010 and not related to any other factor.

For the year ended December 31, 2010, net cash used in investing activities was $7.1 million compared to $7.0 million for the year ended December 31, 2009. The change was a result of higher levels of capital expenditures in 2010 compared to 2009. Capital expenditures totaled $7.3 million and $6.5 million for the years ended December 31, 2010 and 2009, respectively. In addition, $0.4 million of payments were made in 2010 related to the acquisition of assets compared with $0.9 million of payments made in 2009.

Consolidated capital expenditures for the calendar year 2012 have been budgeted at $14 million to $15 million. The expected increase in capital expenditures is based on the Company’s requirements for estimated maintenance capital as well as in support of its growth investment strategy. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2012 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2011 compared to $0.4 million for the year ended December 31, 2010. Financing activities during 2011 primarily consisted of proceeds from stock option exercises substantially offset by principal payments on certain short term debt and capital leases.

For the year ended December 31, 2010, net cash provided by financing activities was $0.4 million compared to $5.9 million in net cash used by financing activities for the year ended December 31, 2009. Financing activities during the year ended December 31, 2010 primarily consisted of proceeds from stock option exercises offset by principal payments on capital leases. The decrease in cash used for financing activities from 2009 primarily resulted from net principal debt payments totaling $5.0 million and payments of debt issuance costs on the new credit facility of $0.7 million in the year ended December 31, 2009.

While the Company’s operating results for the year ended December 31, 2011 have improved as compared to the same period last year, the worldwide economy, including the markets in which the Company operates, continues, in varying degrees to remain sluggish, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in this economic environment, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.

Cash held in the bank accounts of foreign subsidiaries at December 31, 2011 was $14.3 million. The Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. If the Company were to repatriate the cash held by its foreign subsidiaries, the Company would be required to accrue and pay income taxes in the United States.

On August 4, 2009, certain foreign subsidiaries of FWI (the “designated borrowers”) and FWI entered into a new credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Credit Agreement”). The Credit Agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the Credit Agreement may not exceed $35.0 million in the aggregate to the foreign subsidiary designated borrowers.

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

At each of December 31, 2011 and 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (as defined in the Credit Agreement)) which were 2.3% at both December 31, 2011 and 2010. The Credit Agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at both December 31, 2011 and 2010, based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $148.6 million of current assets and property and equipment as of December 31, 2011) and is without recourse to the Parent Company. The Credit Agreement includes requirements that the Company must maintain: (i) a funded debt to Adjusted EBITDA ratio of no more than 2.75 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0 for the same trailing four quarter period. FWI is also subject to certain other compliance provisions including, but not limited to, maintaining certain tangible asset concentration levels, and capital expenditure limitations as well as restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At December 31, 2011, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $30.0 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the existing Credit Agreement was $18.5 million at December 31, 2011, with a limit of $5.0 million of this capacity remaining for the foreign subsidiary designated borrowers.

On February 23, 2011, FWI entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balance relates to APAC. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.1 million ($2.9 million denominated in U.S. dollar and $2.2 million denominated in Australian dollar) payable in installments through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At December 31, 2011, $5.1 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

The Company committed to cost reduction initiatives at the end of 2009 and in the first half of 2010 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of December 31, 2011, the costs incurred since the inception of these cost reduction initiatives totaled approximately $7.2 million. During the year ended December 31, 2011, the Company incurred restructuring charges of $0.4 million and made cash payments of $1.2 million related to these initiatives. As of December 31, 2011, the remaining reserve associated with these initiatives totaled $0.7 million with estimated additional charges to be incurred of approximately $0.2 million, all of which are expected to require cash payments. Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 171 employees, which included reductions of 31 employees in the Americas, 139 employees in EMEA, and one employee in Asia-Pacific.

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

Contractual Obligations

The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2011 in total and by period due beginning in 2012. The operating leases contain renewal options by the Company that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

		Less Than 1			More than
	Total	Year	1 - 3 Years	3 - 5 Years	5 Years
Debt:
Borrowings under existing revolving credit facility	$30,000	$—	$30,000	$—	$—
Notes payable	5,095	4,103	992	—	—
Capital leases	68	25	35	8	—

Debt subtotal	35,163	4,128	31,027	8	—
Interest on debt	936	841	94	1	—

Total debt and interest	36,099	4,969	31,121	9	—

Other contractual commitments:
Operating leases	19,098	6,108	6,503	3,148	3,339
Pension plan contributions	13,440	1,344	2,688	2,688	6,720
Purchase obligations	8,000	2,500	5,500	—	—
Other obligations [1]	710	710	—	—	—

Total other contractual commitments	41,248	10,662	14,691	5,836	10,059

Total	$77,347	$15,631	$45,812	$5,845	$10,059

[1]	Accrued restructuring costs

Interest on debt is calculated based on outstanding balances, using the weighted average interest rate for 2011. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $1.3 million.

Income tax liabilities are not included in the above contractual obligations. At December 31, 2011, the Company’s gross liability for uncertainty in income taxes under ASC 740-10-65, Income Taxes, was $1.1 million. The Company cannot determine a reliable estimate of the timing of cash flows by period related to its ASC 740-10-65 liability. However, should the entire ASC 740-10-65 liability be paid, the amount of the payment may be partially reduced as a result of offsetting benefits in other tax jurisdictions. See Note 12 under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional information regarding ASC 740-10-65.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred for the year ended December 31, 2011, include revenue recognition, allowance for doubtful accounts, goodwill, intangible assets and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies and restructuring accruals. Critical accounting policies are discussed by management regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2011, 2010 or 2009.

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

Long-Lived Assets

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. Gross finite-lived intangible assets of $3.7 million and $1.3 million, respectively, were also included in intangible and other assets at each of December 31, 2011 and 2010, with accumulated amortization of $1.2 million and $0.5 million, respectively. Amortization expense for finite-lived intangible assets totaled $0.7 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360.

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

The Company has three reporting unit for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

The Company uses market capitalization as the basis for its measurement of the Company’s fair value as management considers this approach the most meaningful measure, considering the quoted market price as providing the best evidence of fair value. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. The fair value is allocated to the reporting units based on relative fair values, considering factors including expected future discounted cash flows using reasonable and appropriate assumptions about the underlying business activities of each reporting unit. On December 31, 2011, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units.

Based on valuations and market approach analysis performed by the Company at December 31, 2011 and 2010, no impairment was indicated. As of December 31, 2011 and 2010, goodwill totaled $14.6 million and $13.1 million, respectively. The increase in goodwill was related to the SLM acquisition which increased goodwill in the Americas and APAC. In the Americas, goodwill totaled $6.1 million and $4.9 million at December 31, 2011 and 2010, respectively. Goodwill in EMEA totaled $6.6 million at each of December 31, 2011 and 2010 and goodwill in Asia-Pacific totaled $1.9 million and $1.6 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, $3.0 million and $2.1 million, respectively, of indefinite-lived intangible assets (primarily tradenames) were included in intangible and other assets on the consolidated balance sheets.

As of December 31, 2011, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

2011
Fiscal Year:
2012	$713
2013	705
2014	598
2015	424
2016	52
Thereafter	52

Total	$2,544

The weighted average amortization period for intangible assets subject to amortization is approximately 3.9 years.

Property, Plant and Equipment

The Company accounts for long-lived assets in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. In 2011, an impairment of $0.9 million was recorded to write down certain assets in Germany based on the Company’s decision to discontinue providing certain services in that country. No impairment of long-lived assets was recorded during 2010 or 2009.

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

Income Taxes

Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2011 and 2010, the Company’s valuation allowance was $6.0 million and $20.0 million, respectively. At the end of 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax assets in the United States are expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets has been reversed in the current period. This reversal of the valuation allowance, net of the utilization of domestic net operating losses and other related deferred tax changes of approximately $6.3 million during the year, resulted in a deferred tax benefit of approximately $7.7 million which was recognized in 2011. The net deferred tax assets at December 31, 2011 relate to U.S. federal and state, and foreign tax items. The net deferred tax assets at December 31, 2010 relate to certain domestic state and foreign tax items.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.

Defined Benefit Pension Plan

Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. In 2011, the discount rate assumption used to determine end of year benefit obligations was 5.0%. These rates are renewed annually and adjusted to reflect current conditions. Based on this information, the discount rate for 2012 is 5.0%. These rates are determined based on reference to yields. The compensation increase rate of 3.4% per year is based on historical experience. The expected return on plan assets of 5.3% for 2012 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.

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

Other

The Company establishes a liability for all other loss contingencies when information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.

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

Off-Balance Sheet Transactions

The Company was not a party to any off-balance sheet transactions at December 31, 2011, or for any of the years ended December 31, 2011, 2010 or 2009.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at December 31, 2011, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates has increased over the past several years. During 2011, currencies have strengthened, as foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the year ended December 31, 2011 when compared to the year ended December 31, 2010. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.

Based on annual 2011 foreign currency-based revenues and operating income of $165.1 million and $16.2 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $15.0 million and $1.5 million, respectively.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15a-15(e) of the Exchange Act, the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15a-15(e) of the Exchange Act), as of the end of the period covered by the Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Grant Thornton LLP, as independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, as stated in their report included herein.

Changes in Internal Controls Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

10.17*

Furmanite Corporation 1994 Stock Incentive Plan as amended and restated June 14, 2011, incorporated by reference herein to Exhibit 10.1 to the Registrants Form 10-Q for the quarter ended June 30, 2011.

10.18*	Performance Based Long Term Executive Incentive Restricted Stock Grants, incorporated by reference herein to Exhibit 10.2 to the Registrants Form 10-Q for the quarter ended June 30, 2011.

10.19	Credit Agreement, dated as of March 5, 2012, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, JPMorgan Chase, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.20	Guaranty and Collateral Agreement, dated as of March 5, 2012, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.21	Parent Pledge Agreement, dated as of March 5, 2012, made by Furmanite Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

21.1 ±	List of subsidiaries of the Registrant.

23.1 ±	Consent of Grant Thornton LLP.

31.1 ±	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 9, 2012.

31.2 ±	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 9, 2012

32.1 ±	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 9, 2012.

32.2 ±	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 9, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contracts.
±	Filed herewith.
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

We have audited Furmanite Corporation (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furmanite Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Furmanite Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Furmanite Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furmanite Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas

March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Furmanite Corporation

We have audited the accompanying consolidated balance sheets of Furmanite Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furmanite Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furmanite Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Dallas, Texas
March 8, 2012

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$34,524	$37,170
Accounts receivable, trade (net of allowance for doubtful accounts of $1,272 and $1,497 as of December 31, 2011 and 2010, respectively)	71,508	63,630
Inventories, net	26,557	24,366
Prepaid expenses and other current assets	13,171	5,951

Total current assets	145,760	131,117
Property and equipment	82,758	73,969
Less: accumulated depreciation and amortization	(48,698)	(43,249)

Property and equipment, net	34,060	30,720
Goodwill	14,624	13,148
Deferred tax assets, non-current	5,582	2,872
Intangible and other assets	7,206	4,244

Total assets	$207,232	$182,101

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,112	$76
Accounts payable	17,381	17,815
Accrued expenses and other current liabilities	19,176	24,488
Income taxes payable	1,330	557

Total current liabilities	41,999	42,936
Long-term debt, non-current	31,051	30,085
Net pension liability	12,374	8,432
Other liabilities	2,919	2,560

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,140,538 and 40,925,619 shares issued as of December 31, 2011 and 2010, respectively	4,765	4,745
Additional paid-in capital	133,062	132,132
Retained earnings (accumulated deficit)	11,597	(12,373)
Accumulated other comprehensive loss	(12,522)	(8,403)
Treasury stock, at cost (4,008,963 shares as of December 31, 2011 and 2010)	(18,013)	(18,013)

Total stockholders’ equity	118,889	98,088

Total liabilities and stockholders’ equity	$207,232	$182,101

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Years Ended December 31,
	2011	2010	2009
Revenues	$316,207	$285,953	$275,940
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	219,146	194,594	187,269
Depreciation and amortization expense	8,231	6,490	5,995
Selling, general and administrative expense	68,379	71,209	81,142

Total costs and expenses	295,756	272,293	274,406

Operating income	20,451	13,660	1,534

Interest income and other income (expense), net	(126)	549	434
Interest expense	(1,017)	(943)	(1,379)

Income before income taxes	19,308	13,266	589
Income tax expense (benefit)	(4,662)	3,780	3,419

Net income (loss)	$23,970	$9,486	$(2,830)

Earnings (loss) per common share:
Basic	$0.65	$0.26	$(0.08)
Diluted	$0.64	$0.26	$(0.08)

Weighted-average number of common and common equivalent shares used in computing earnings (loss) per common share:
Basic	37,034	36,751	36,632
Diluted	37,296	36,944	36,632

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	(Accumulated Deficit)	Accumulated Other Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Retained Earnings	Income (Loss)	Stock	Total
Balances at January 1, 2009	40,612,815	4,008,963	$4,715	$131,418	$(19,029)	$(7,774)	$(18,013)	$91,317
Net loss	—	—	—	—	(2,830)	—	—	(2,830)
Stock-based compensation and stock option exercises	70,000	—	8	688	—	—	—	696
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(8,918)	—	(8,918)
Foreign currency translation adjustment	—	—	—	—	—	5,065	—	5,065

Balances at December 31, 2009	40,682,815	4,008,963	4,723	132,106	(21,859)	(11,627)	(18,013)	85,330

Net income	—	—	—	—	9,486	—	—	9,486
Stock-based compensation and stock option exercises	242,804		22	1,469	—	—	—	1,491
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	3,484	—	3,484
Other	—	—	—	(1,443)	—	—	—	(1,443)
Foreign currency translation adjustment	—	—	—	—	—	(260)	—	(260)

Balances at December 31, 2010	40,925,619	4,008,963	4,745	132,132	(12,373)	(8,403)	(18,013)	98,088

Net income	—	—	—	—	23,970	—	—	23,970
Stock-based compensation and stock option exercises	214,919	—	20	930	—	—	—	950
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(3,097)	—	(3,097)
Foreign currency translation adjustment	—	—	—	—	—	(1,022)	—	(1,022)

Balances at December 31, 2011	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$23,970	$9,486	$(2,830)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,231	6,490	5,995
Provision for doubtful accounts	392	113	498
Stock-based compensation expense	680	913	571
Deferred income taxes	(9,342)	286	(227)
Other, net	960	(141)	(313)
Changes in operating assets and liabilities:
Accounts receivable	(8,174)	(11,582)	13,652
Inventories	(2,803)	2,475	(685)
Prepaid expenses and other current assets	(522)	658	(735)
Accounts payable	(504)	868	(902)
Accrued expenses and other current liabilities	(5,564)	(461)	320
Income taxes payable	434	(1,020)	2,187
Other, net	130	(249)	426

Net cash provided by operating activities	7,888	7,836	17,957

Investing activities:
Capital expenditures	(6,450)	(7,312)	(6,541)
Acquisition of assets and business, net of cash acquired of $1,185 in 2011	(4,073)	(350)	(900)
Proceeds from sale of assets	137	574	447

Net cash used in investing activities	(10,386)	(7,088)	(6,994)

Financing activities:
Payments on debt	(207)	(237)	(40,435)
Proceeds from issuance of debt	—	78	35,049
Debt issuance costs	—	—	(658)
Issuance of common stock	270	578	125

Net cash provided by (used in) financing activities	63	419	(5,919)

Effect of exchange rate changes on cash	(211)	(114)	280

(Decrease) increase in cash and cash equivalents	(2,646)	1,053	5,324
Cash and cash equivalents at beginning of year	37,170	36,117	30,793

Cash and cash equivalents at end of year	$34,524	$37,170	$36,117

Supplemental cash flow information:
Cash paid for interest	$713	$782	$1,400
Cash paid for income taxes, net of refunds received	$4,037	$3,491	$846

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquistion of business	$5,050	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income (loss)	$23,970	$9,486	$(2,830)
Other comprehensive income (loss):
Change in pension net actuarial loss and prior service credit, net of tax	(3,097)	3,484	(8,918)
Foreign currency translation adjustments	(1,022)	(260)	5,065

Total other comprehensive income (loss)	(4,119)	3,224	(3,853)

Comprehensive income (loss)	$19,851	$12,710	$(6,683)

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) such as leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting and valve repair, and other services including smart shim services, concrete repair, engineering services and valve and other products and manufacturing. These products and services are provided primarily to electric power generating plants, petroleum industry, which includes refineries and offshore drilling rigs (includes subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. Furmanite currently operates over 25 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Torrance, California; Lombard, Illinois; Hobart, Indiana; Geismar, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Pittsburgh, Pennsylvania; Houston, Texas; La Porte, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom (“U.K.”) and by licensee and agency arrangements which are based in Argentina, Brazil, Egypt, Hungary, Italy, Japan, Lithuania, Mexico, Peru, Puerto Rico, Romania, Russia, South Africa, Thailand, Trinidad, Turkey and the United Arab Emirates.

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

Cash and Cash Equivalents

Cash is generally invested in high credit quality and highly liquid short-term investments with original maturities of three months or less. Accordingly, uninvested cash in excess of requirements for operating purposes is kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had short-term investments with two financial institutions at December 31, 2011 that were not insured by the FDIC in the amount of $13.5 million. The Company has not experienced any losses on these investments. Cash in foreign bank accounts at December 31, 2011 and 2010 was $14.3 million and $15.7 million, respectively.

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Changes in the allowance for doubtful accounts for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Allowance for doubtful accounts at beginning of year	$1,497	$1,617	$4,627
Provisions for doubtful accounts	392	113	498
Currency adjustments	(26)	2	46
Write-offs, net of recoveries	(591)	(235)	(3,554)

Allowance for doubtful accounts at end of year	$1,272	$1,497	$1,617

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

Long-Lived Assets

Property, Plant and Equipment

The Company accounts for long-lived assets in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews long-lived assets, which consist of finite-lived intangible assets and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. In 2011, an impairment of $0.9 million was recorded related to a write down of certain assets in Germany based on the Company’s decision to discontinue providing certain services in that country. No impairment of long-lived assets was recorded during 2010 or 2009.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles – Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. Gross finite-lived intangible assets of $3.7 million and $1.3 million, respectively, were also included in intangible and other assets at each of December 31, 2011 and 2010, with accumulated amortization of $1.2 million and $0.5 million, respectively. Amortization expense for finite-lived intangible assets totaled $0.7 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

FASB ASC 350 requires a two-step process for testing goodwill impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has three reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

The Company uses market capitalization as the basis for its measurement of the Company’s fair value as management considers this approach the most meaningful measure, considering the quoted market price as providing the best evidence of fair value. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. The fair value is allocated to the reporting units based on relative fair values, considering factors including expected future discounted cash flows using reasonable and appropriate assumptions about the underlying business activities of each reporting unit. On December 31, 2011, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units.

Based on valuations and market approach analysis performed by the Company at December 31, 2011 and 2010, no impairment was indicated. As of December 31, 2011 and 2010, goodwill totaled $14.6 million and $13.1 million, respectively. The increase in goodwill was related to the SLM acquisition which increased goodwill in the Americas and APAC. In the Americas, goodwill totaled $6.1 million and $4.9 million at December 31, 2011 and 2010, respectively. Goodwill in EMEA totaled $6.6 million at each of December 31, 2011 and 2010 and goodwill in Asia-Pacific totaled $1.9 million and $1.6 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, $3.0 million and $2.1 million, respectively, of indefinite-lived intangible assets (primarily tradenames) were included in intangible and other assets on the consolidated balance sheets.

As of December 31, 2011, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

2011
Fiscal Year:
2012	$713
2013	705
2014	598
2015	424
2016	52
Thereafter	52

Total	$2,544

The weighted average amortization period for intangible assets subject to amortization is approximately 3.9 years.

Revenue Recognition

Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2011, 2010 or 2009.

Operating Costs

Operating costs include direct and indirect labor along with related fringe benefits, materials, freight, travel, engineering, vehicles, equipment rental and restructuring charges, and are expensed when the associated revenue is recognized or as incurred. Direct costs related to projects for which the earnings process have not been completed and therefore not qualifying for revenue recognition are recorded as work-in-process inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include payroll and related fringe benefits, marketing, travel, rent, information technology, insurance, professional fees and restructuring charges, and are expensed as incurred.

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

Income Taxes

Deferred tax assets and liabilities result from temporary differences between accounting principles generally accepted in the United States (“U.S. GAAP”) and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. Prior to 2011, a full valuation allowance on domestic federal, certain state and foreign net deferred tax assets was determined appropriate at December 31, 2010 and 2009. At the end of 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax assets in the United States are expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets has been reversed in the current period. The net impact of this reversal and related deferred tax changes, resulted in a deferred tax benefit of approximately $7.7 million was recognized in 2011.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 amends existing guidance by allowing only the following two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. In addition, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income, a company’s option to present components of other comprehensive income either net of related tax effects or before related tax effects, nor does it affect how earnings per share is calculated or presented. ASU 2011-05 requires retrospective application, and it is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The Company anticipates the adoption of this guidance will change the presentation and provide additional detail on certain consolidated financial statements, but will not have a material impact.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 gives a company the option to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 allows a company to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. Using the qualitative assessment in ASU 2011-08, if a company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. If a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform step one of the two-step impairment test. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect this update to have a material impact on the Company’s financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

2. Acquisition

On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balance relates to APAC. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

In connection with the SLM acquisition, on February 23, 2011, FWI entered into a consent and waiver agreement under its credit agreement. See Note 8, “Long-Term Debt,” to these consolidated financial statements for additional information as it relates to the credit agreement. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.1 million.

The following amounts represent the final determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired

Cash	$1,185
Accounts receivable	224
Prepaid expenses and other current assets	46
Property and equipment	5,124
Goodwill [1]	1,476
Intangible and other assets [2]	3,785
Accrued expenses and other current liabilities	(100)
Deferred tax liabilities	(1,690)

Fair value of net assets acquired	$10,050

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

3. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) are calculated as net income (loss) divided by the weighted-average number of shares of common stock outstanding during the period, which includes restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared and undistributed earnings. As participating securities, the restricted stock awards are included in the calculation of basic EPS using the two-class method. Diluted earnings (loss) per share assumes issuance of the net incremental shares from stock options when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings (loss) per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock, using the treasury stock method.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Basic and diluted weighted-average common shares outstanding and earnings (loss) per share include the following for the years ended December 31, (in thousands, except per share data):

	2011	2010	2009
Net income (loss)	$23,970	$9,486	$(2,830)

Basic weighted-average common shares outstanding	37,034	36,751	36,632
Dilutive effect of common stock equivalents	262	193	—

Diluted weighted-average common shares outstanding	37,296	36,944	36,632

Earnings (loss) per share:
Basic	$0.65	$0.26	$(0.08)
Diluted	$0.64	$0.26	$(0.08)

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	423	531	648

4. Inventories, net

Inventories consisted of the following at December 31, (in thousands):

	2011	2010
Raw materials and supplies	$21,341	$19,159
Work-in-process	6,801	6,906
Finished goods	113	85
Excess and obsolete reserve	(1,698)	(1,784)

Total inventories	$26,557	$24,366

Amounts expensed for excess and obsolete inventory were not significant for the years ended December 31, 2011 or 2009. For the year ended December 31, 2010, the Company recognized expense of $0.7 million in operating costs for excess and obsolete inventory.

5. Property and Equipment

Property and equipment consisted of the following at December 31, (in thousands):

	2011	2010
Land	$2,170	$2,043
Buildings	5,513	4,891
Machinery and equipment	61,090	52,024
Furniture and fixtures	7,134	7,310
Vehicles	2,596	2,669
Construction in progress	645	1,796
Other	3,610	3,236

Total property and equipment	82,758	73,969
Less: accumulated depreciation and amortization	(48,698)	(43,249)

Net property and equipment	$34,060	$30,720

Depreciation and amortization expense of property and equipment for the years ended December 31, 2011, 2010 and 2009 was $7.6 million, $6.3 million and $6.0 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2011	2010
Vehicle capital leases	$1,568	$1,585
Less: accumulated depreciation and amortization	(1,496)	(1,432)

Net equipment acquired under capital leases	$72	$153

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at December 31, (in thousands):

	2011	2010
Compensation and benefits ¹	$12,120	$15,130
Estimated potential uninsured liability claims	1,320	1,886
Taxes other than income	1,054	1,052
Professional, audit and legal fees	824	1,088
Value added tax payable	766	1,387
Customer deposits	443	615
Rent	435	327
Other employee related expenses	214	550
Interest	129	20
Other²	1,871	2,433

Total accrued expenses and other current liabilities	$19,176	$24,488

[1]	Includes restructuring accruals of $0.3 million and $1.1 million for the years ended December 31, 2011 and 2010, respectively.
[2]	Includes restructuring accruals of $0.4 million and $0.5 million for the years ended December 31, 2011 and 2010, respectively.

7. Restructuring

During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2009 Cost Reduction Initiative

The Company has completed this cost reduction initiative, which began in the fourth quarter of 2009. For the twelve months ended December 31, 2010 and 2009, restructuring costs incurred of $1.8 million and $1.1 million, respectively, are included in selling, general and administrative expenses. For the twelve months ended December 31, 2010, restructuring costs incurred of $0.5 million are included in operating costs. The total costs incurred related to this cost reduction initiative were approximately $3.4 million. There was minimal restructuring activity during the twelve months ended December 31, 2011 related to this initiative.

2010 Cost Reduction Initiative

In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. For the twelve months ended December 31, 2011 and 2010, restructuring costs incurred of $0.2 million and $1.5 million, respectively, are included in operating costs. For the twelve months ended December 31, 2011 and 2010, restructuring costs incurred of $0.2 million and $1.9 million, respectively, are included in selling, general and administrative expenses. The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $4.0 million. As of December 31, 2011, the costs incurred since inception of this cost reduction initiative totaled approximately $3.8 million, with the remaining $0.2 million expected to relate primarily to severance and benefit and lease termination costs.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

In connection with these initiatives, the Company has recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”

The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2011, is as follows (in thousands):

	Reserve at December 31, 2010	Charges (Adjustments)	Cash payments	Foreign currency adjustments	Reserve at December 31, 2011

2009 Initiative
Severance and benefit costs	$107	$(13)	$(97)	$3	$—
Lease termination costs	125	(9)	(117)	1	—
Other restructuring costs	9	(9)	—	—	—
2010 Initiative
Severance and benefit costs	969	304	(916)	(4)	353
Lease termination costs	277	20	(31)	(7)	259
Other restructuring costs	90	73	(62)	(3)	98

Total	$1,577	$366	$(1,223)	$(10)	$710

The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2010, is as follows (in thousands):

	Reserve at December 31, 2009	Charges	Cash payments	Foreign currency adjustments	Reserve at December 31, 2010

2009 Initiative
Severance and benefit costs	$690	$1,288	$(1,850)	$(21)	$107
Lease termination costs	—	590	(469)	4	125
Other restructuring costs	—	470	(460)	(1)	9
2010 Initiative
Severance and benefit costs	—	2,899	(1,948)	18	969
Lease termination costs	—	279	—	(2)	277
Other restructuring costs	—	187	(97)	—	90

Total	$690	$5,713	$(4,824)	$(2)	$1,577

Restructuring costs associated with the cost reduction initiatives for the years ended December 31, consisted of the following (in thousands):

	2011	2010	2009
Severance and benefit costs	$291	$4,187	$876
Lease termination costs	11	869	22
Other restructuring costs	64	657	175

Total	$366	$5,713	$1,073

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Restructuring costs incurred in the following geographical areas for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Americas	$—	$442	$406
EMEA	366	5,271	642
Asia-Pacific	—	—	25

Total	$366	$5,713	$1,073

Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 171 employees, which include reductions of 31 employees in the Americas, 139 employees in EMEA, and one employee in Asia-Pacific.

8. Long-Term Debt

Long-term debt is summarized as follows at December 31, (in thousands):

	2011	2010
Borrowings under the revolving credit facility (the “Credit Agreement”)	$30,000	$30,000
Capital leases	68	161
Notes payable (the “Notes”)	5,095	—

Total long-term debt	35,163	30,161
Less current portion of long-term debt	(4,112)	(76)

Total long-term debt, non-current	$31,051	$30,085

On August 4, 2009, certain foreign subsidiaries of FWI (the “designated borrowers”) and FWI entered into a new credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Credit Agreement”). The Credit Agreement, which matures on January 31, 2013, provides a revolving credit facility of up to $50.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $5.0 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the Credit Agreement may not exceed $35.0 million in the aggregate to the foreign subsidiary designated borrowers.

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

At each of December 31, 2011 and 2010, $30.0 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (as defined in the Credit Agreement)) which was 2.3% both at December 31, 2011 and 2010. The Credit Agreement contains a commitment fee, which ranges between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at both December 31, 2011 and 2010, based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $148.6 million of current assets and property and equipment as of December 31, 2011) and is without recourse to the Parent Company. The Credit Agreement includes requirements that the Company must maintain: (i) a funded debt to Adjusted EBITDA ratio of no more than 2.75 to 1.0 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, and (ii) a fixed charge coverage ratio (as defined in the Credit Agreement) of at least 3.0 to 1.0 for the same trailing four quarter period. FWI is also subject to certain other compliance provisions including, but not limited to, maintaining certain tangible asset concentration levels, and capital expenditure limitations as well as restrictions

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At December 31, 2011, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $30.0 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $18.5 million at December 31, 2011, with a limit of $5.0 million of this capacity remaining for the foreign subsidiary designated borrowers.

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it relates to the Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing the Notes to the sellers’ equity holders for $5.1 million ($2.9 million denominated in U.S. dollar and $2.2 million denominated in Australian dollar) payable in installments through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. At December 31, 2011, $5.1 million was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

At December 31, 2011, debt maturities on consolidated debt were as follows (in thousands):

2011
2012	$4,103
2013	30,992
2014	—
2015	—
2016	—
Thereafter	—

Total long-term debt	$35,095
Capital leases	68

Total long-term debt and capital lease	$35,163

9. Retirement Plans

The Company has a defined contribution plan which covers substantially all eligible domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $1.3 million, $1.2 million and $1.8 million for 2011, 2010 and 2009, respectively.

Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its U.K. employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents less than four percent of the Company’s total pension plan liabilities and approximately two percent of total pension plan assets, only the schedules of net periodic pension cost (benefit) and changes in benefit obligation and plan assets include combined amounts from the two plans, while all other assumption, detail and narrative information relates solely to the U.K. Plan.

Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12.0% and the employer contributes up to 12.0% of pay. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2011. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $1.0 million.

Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 5.0%. These rates are renewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The compensation increase rate of 3.4% per year is based on historical experience. The expected return on plan assets of 5.3%

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

for 2012 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.

Net pension cost included the following components for the years ended December 31, (in thousands):

	2011	2010	2009
Net periodic pension cost (benefit):
Service cost	886	835	673
Interest cost	3,842	3,672	3,272
Expected return on plan assets	(3,744)	(3,603)	(2,993)
Amortization of prior service cost	(98)	(94)	(95)
Amortization of net actuarial loss	652	1,085	180

Net periodic pension cost (benefit)	$1,538	$1,895	$1,037

The weighted average assumptions used to determine benefit obligations at December 31, are as follows:

	2011	2010
Discount rate	5.0%	5.7%
Rate of compensation increase	3.4%	4.0%
Inflation	2.9%	3.5%

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2011	2010
Discount rate	5.7%	5.7%
Expected long-term return on plan assets	6.3%	6.8%
Rate of compensation increase	4.0%	4.0%
Inflation	3.5%	3.5%

The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.

The expected long-term rate of return on plan assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.3% overall, 6.5% for equities and 3.4% for bonds.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, (in thousands):

	2011	2010
Projected benefit obligation:
Beginning of year	$67,165	$68,506
Service cost	886	835
Interest cost	3,841	3,672
Participants’ contributions	233	232
Actuarial loss (gain)	3,553	(671)
Benefits paid	(2,706)	(3,051)
Foreign currency translation adjustment and other	(473)	(2,358)

End of year	72,499	67,165

Fair value of plan assets:
Beginning of year	58,733	56,148
Actual gain on plan assets	2,800	6,290
Employer contributions	1,343	1,100
Participants’ contributions	233	232
Benefits paid	(2,707)	(3,051)
Foreign currency translation adjustment	(277)	(1,986)

End of year	60,125	58,733

Excess projected obligation under (over) fair value of plan assets at end of year	$(12,374)	$(8,432)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$17,204	$13,517
Prior service cost (credit)	(455)	(552)

Net amount recognized in accumulated other comprehensive income	$16,749	$12,965

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $0.5 million for the defined pension plan.

The accumulated benefit obligation for the U.K. Plan was $64.4 million and $59.2 million at December 31, 2011 and 2010, respectively. The U.K. Plan has had no new participants added since the plan was frozen in 1994.

At December 31, 2011, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2012	$2,785
2013	2,866
2014	2,950
2015	3,035
2016	3,124
2017-2021	13,436

Total	$28,196

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2011 (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
Cash	$129	$129	$—	$—

Equity securities:
U.K. equity (b)	12,011	—	12,011	—
U.S. equity index (c)	2,972	—	2,972	—
European equity index (d)	2,928	—	—	2,928
Pacific rim equity index (e)	2,411	—	—	2,411
Japanese equity index (f)	1,664	—	—	1,664
Emerging markets equity index (g)	1,429	—	—	1,429
Diversified growth fund (h)	10,751	—	—	10,751

Fixed income securities:
Corporate bonds (i)	11,981	—	—	11,981
U.K. government fixed income securities (j)	2,418	—	2,418	—
U.K. government index-linked securities (k)	9,981	—	9,981	—

Total	$58,675	$129	$27,382	$31,164

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
h)

This category includes investments in diversified portfolio of equity, bonds, alternatives and cash markets and aims to achieve a return that is consistent with the return of the Libor GBP 3 month +3% Index.

i)

This category includes investment grade corporate bonds denominated in sterling and aims to achieve a return consistent with the iBoxx £ Non-Gilts Over 15 Years Index. This index consists of bonds with a maturity period of 15 years or longer.

j)

This category includes investments in U.K. government fixed income securities (gilts) that have a maturity period of 25 years or longer and aims to achieve a return consistent with the FTSE UK Gilt Over 25 Years Index.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

k)

This category includes investments in U.K. government index-linked securities (index-linked gilts) that have a maturity period of 5 years or longer and aims to achieve a return consistent with the FTSE UK Gilts Index-Linked Over 5 Years Index and the FTSE UK Gilts Index-Linked Over 25 Years Index.

The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, 2010 (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
Cash	$394	$394	$—	$—

Equity securities:
U.K. equity (b)	15,767	—	15,767	—
U.S. equity index (c)	5,017	—	5,017	—
European equity index (d)	3,934	—	—	3,934
Pacific rim equity index (e)	2,416	—	—	2,416
Japanese equity index (f)	2,241	—	—	2,241
Emerging markets equity index (g)	1,777	—	—	1,777
Fixed income securities:

Corporate bonds (h)	12,330	—	—	12,330
U.K. government fixed income securities (i)	7,733	—	7,733	—
U.K. government index-linked securities (j)	5,933	—	5,933	—

Total	$57,542	$394	$34,450	$22,698

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The following table sets forth a summary of changes in the fair value of the Level 3 assets for the year ended December 31, 2011:

Balance at December 31, 2010	$22,698
Transfers in	—
Purchases	13,073
Sales	(2,282)
Unrealized gain (loss)	(1,981)
Foreign currency adjustments	(344)

Balance at December 31, 2011	$31,164

During the year ended December 31, 2010, transfers from Level 2 assets to Level 3 assets were made due to changes in the observability of inputs. There were no transfers related to the Company’s Level 3 assets during the years ended December 31, 2011 or 2009.

Investment objectives for the U.K. Plan, as of December 31, 2011, are to:

•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class

The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 40% (range of 37% to 43%) for equity securities, 40% (range of 37% to 43%) for debt securities and 20% (range 17% to 25%) for an actively managed absolute return fund which holds a combination of debt and equity securities. Selection of the targeted asset allocation was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following table sets forth the weighted average asset allocation and target asset allocations by asset category, as of the measurement dates of the plan:

	Asset Allocations		Target Asset Allocations
	For the Years Ended December 31,
	2011	2010	2011	2010
Equity securities	58.2%	54.1%	40.0%	55.0%
Debt securities	41.6%	45.1%	40.0%	45.0%
Other¹	0.2%	0.8%	20.0%	0.0%

Total	100.0%	100.0%	100.0%	100.0%

¹	Allocated to an actively managed absolute return fund which holds a combination of equity and debt securities

10. Stockholders’ Equity

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

Series B Preferred Stock

On April 15, 2008, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 2008. These Rights are substantially similar to, and were issued in replacement of, the rights that expired on April 19, 2008, pursuant to the Company’s then existing Stockholders Rights Plan. Pursuant to the replacement Stockholders Rights Plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $48, subject to adjustment. The Rights will not become transferable from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2018, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2011 and 2010, there were 400,000 Series B Preferred Shares authorized and none were outstanding.

Stock Option Plans

The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock awards, restricted stock units and stock appreciation rights. The options granted under these plans and agreements generally vest over periods of up to five years and expire between five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The stock option plan has 6,100,000 shares authorized and 1,713,015 shares were available for additional issuance at December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangements was $0.7 million, $0.9 million and $0.6 million, respectively. The expense for the twelve months ended December 31, 2010, includes $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Office of the Company. The total unrecognized tax benefit related to stock options and restricted stock as of both December 31, 2011 and 2010 was approximately $0.5 million. The unrecognized tax benefit related to the disposition of stock options and vesting of restricted stock was approximately $0.4 million, $0.2 million and nil for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the total unrecognized compensation expense related to stock options was $2.2 million. The total unrecognized compensation expense related to stock options will be recognized over a weighted-average period of 5.9 years.

The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under FASB ASC 718-10 and a single option award approach. This fair value computation is then amortized on a straight-line basis over the

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

The weighted-average estimated value of employee stock options granted in 2011, 2010 and 2009 were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	58.9% to 59.8%	58.0% to 64.9%	47.7% to 47.9%
Risk-free interest rate	1.4% to 2.7%	1.7% to 2.6%	2.0% to 2.2%
Expected dividends	0%	0%	0%
Expected term in years	6.5	5.0 to 6.5	4.0

The Company granted options to purchase 115,000, 555,000 and 180,000 shares of its common stock during 2011, 2010 and 2009, respectively, that generally vest annually over five years. All options were granted at prices equal to the market price at the date of grant. The weighted average fair market value of options granted during 2011, 2010 and 2009 was $3.95, $2.98 and $1.56 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.

The changes in stock options outstanding for the Company’s plan for the years 2011, 2010 and 2009 were as follows:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2009	960,783	$4.25
Granted	180,000	$3.96
Exercised	(40,000)	$3.14
Forfeited	(128,500)	$5.48

Outstanding at December 31, 2009	972,283	$4.08
Granted	555,000	$5.21
Exercised	(188,500)	$3.15
Forfeited or expired	(30,000)	$3.93

Outstanding at December 31, 2010	1,308,783	$4.68

Granted	115,000	$6.80
Exercised	(279,283)	$3.78
Forfeited or expired	(116,000)	$5.07

Outstanding at December 31, 2011	1,028,500	$5.12	1,553

Exercisable at December 31, 2011	475,400	$4.62	976

The aggregate fair value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.6 million, $0.2 million and $42 thousand, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.7 million, $0.7 million and $27 thousand, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

A summary of the status of the Company’s nonvested stock options for the year ended December 31, 2011, is as follows:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2010	740,400	$3.11
Granted	115,000	$3.95
Vested	(186,300)	$3.05
Forfeited	(116,000)	$3.36

Nonvested at December 31, 2011	553,100	$3.26

The aggregate intrinsic value of stock options vested during the years ended December 31, 2011, 2010, and 2009 was $0.3 million, $0.5 million and $40 thousand, respectively. The aggregate fair value of stock options vested during the years ended December 31, 2011, 2010 and 2009 was $0.5 million, $0.5 million and $0.2 million, respectively.

At December 31, 2011, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average Oustanding Remaining	Average Exercisable Remaining
			Average Exercise Price per
Range of Exercise Price	Options		Outstanding Options	Exercisable Options	Contractual Life (Years)	Contractual Life (Years)
	Outstanding	Exercisable
$ 2.30 - $ 3.93	283,500	188,000	$3.05	$2.67	4.8	3.7
$ 4.16 - $ 5.40	438,000	222,400	$4.88	$5.00	4.9	3.0
$ 6.11 - $ 11.88	307,000	65,000	$7.38	$8.93	8.3	5.5

	1,028,500	475,400	$5.12	$4.62	5.9	3.6

At December 31, 2010, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

					Average Oustanding Remaining	Average Exercisable Remaining
			Average Exercise Price per
Range of Exercise Price	Options		Outstanding Options	Exercisable Options	Contractual Life (Years)	Contractual Life (Years)
	Outstanding	Exercisable
$ 2.30 - $ 3.93	449,283	306,283	$3.06	$2.72	4.4	2.9
$ 4.16 - $ 5.40	629,500	241,100	$4.81	$4.97	5.7	2.7
$ 6.11 - $ 11.88	230,000	21,000	$7.50	$11.88	8.9	3.0

	1,308,783	568,383	$4.68	$4.01	5.8	2.8

Cash received from option exercises under the stock option plans for the years ended December 31, 2011, 2010 and 2009 was $0.3 million, $0.6 million and $0.1 million, respectively.

Restricted Stock

Restricted stock awards and restricted stock units are issued under the Company’s stock option plan. A restricted stock award is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regard to sale or transfer). Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if service terminates prior to the vesting of the restricted stock. A restricted stock unit is an award of units of the Company’s common stock. Restricted stock units are generally subject to forfeiture if service and performance requirements are not met. The Company expenses the cost of restricted stock, which is determined to be the fair value of the restricted stock at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

During 2011, the Company granted 30,000 shares of restricted stock awards to three of its directors at a grant date fair value of $7.08 per share and 10,000 shares of restricted stock to one of its directors at a grant date fair value of $6.89 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The Company also granted 95,841 restricted stock units at a grant date fair value of $7.46 per share that vest over eight years. The fair value of the restricted stock issued in 2011 was determined based on the Company’s closing stock price on the date of grant, and totaled $1.0 million.

A summary of the status of the Company’s nonvested restricted stock for the year ended December 31, 2011, is as follows:

Restricted Stock	Shares / Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Year)
Nonvested at December 31, 2010	200,000	$6.15	1.8
Granted	135,841	$7.33
Vested	(110,000)	$8.00
Forfeited	(13,404)	$7.46

Nonvested at December 31, 2011	212,437	$5.86	6.0

At December 31, 2011, total unrecognized compensation expense related to non-vested restricted stock of approximately $0.9 million is expected to be recognized over the weighted-average period of 6.0 years. The aggregate fair value of restricted stock vested during the periods ended December 31, 2011 and 2010 was $0.9 million and $0.3 million, respectively.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following at December 31, (in thousands):

	2011	2010
Net actuarial loss and prior service credit	$(16,749)	$(12,965)
Less: deferred tax benefit	4,225	3,538

Net of tax	(12,524)	(9,427)
Foreign currency translation adjustment	2	1,024

Total accumulated other comprehensive loss	$(12,522)	$(8,403)

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

12. Income Taxes

Income before income tax expense is comprised of the following components for the years ended December 31, (in thousands):

	2011	2010	2009
Domestic operations	$12,156	$7,928	$(6,709)
Foreign operations	7,152	5,338	7,298

Income before income taxes	$19,308	$13,266	$589

Income tax expense (benefit) is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2011
Current	$160	$3,660	$860	$4,680
Deferred	(8,874)	(161)	(307)	(9,342)

Total income tax expense (benefit)	$(8,714)	$3,499	$553	$(4,662)

2010:
Current	$155	$2,844	$495	$3,494
Deferred	—	255	31	286

Total income tax expense	$155	$3,099	$526	$3,780

2009:
Current	$—	$3,460	$186	$3,646
Deferred	—	(227)	—	(227)

Total income tax expense	$—	$3,233	$186	$3,419

The differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, are as follows (in thousands):

	2011	2010	2009
Expected tax expense at the statutory federal rate of 35%	$6,758	$4,643	$206
Increase (decrease) in taxes resulting from:
Change in valuation allowance	(14,026)	(699)	3,119
State income taxes, net	1,022	526	186
Foreign tax rate differences	415	(1,047)	(822)
Non-deductible expenses	131	232	322
Stock-based compensation and other	1,038	125	408

Total income tax expense (benefit)	$(4,662)	$3,780	$3,419

Income tax expense differs from the expected tax at statutory rates due primarily to the change in valuation allowance for deferred tax assets and different tax rates in the various state and foreign jurisdictions. Additionally, the aggregate tax expense is not always consistent when comparing periods due to the change in mix of income before income taxes between domestic and foreign operations and within the foreign operations.

At December 31, 2011, the Company had available domestic federal tax net operating loss carryforwards (“ NOLs”) of $19.6 million, which will expire, if unused, as follows: $11.6 million in 2025, $4.0 million in 2026 and $4.0 million in 2029. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the Internal Revenue Code, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance must be established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2011 and 2010, the Company’s valuation allowance was $6.0 million and $20.0 million, respectively. At the end of 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax asset in the United States are expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets has been reversed in the current period. This reversal of the valuation allowance, net of the utilization of domestic net operating losses and other related deferred tax changes of approximately $6.3 million during the year, resulted in a deferred tax benefit of approximately $7.7 million which was recognized in 2011. The net deferred tax assets at December 31, 2011 relate to U.S federal and state, and foreign tax items. The net deferred tax assets at December 31, 2010 relate to certain domestic state and foreign tax items.

The Company recognizes the income tax benefit associated with certain stock compensation deductions when such deductions produce a reduction in the Company’s current tax liability. Accordingly, the Company did not recognize the benefit of the tax deductions upon the exercise of stock options or vesting of restricted stock in any of the years ended December 31, 2011, 2010 or 2009. The benefit will be recorded in future periods when the Company realizes the income tax benefit with an offset to income taxes payable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2011	2010
Deferred tax assets:
Federal net operating loss carryforwards	$5,535	$9,080
Alternative minimum tax credit carryforwards	3,046	2,942
State net operating loss carryforwards	731	778
Accrued expenses	2,812	3,486
Foreign subsidiaries, primarily NOLs, pension and accrued expenses	10,229	8,933
Other	831	666

Total gross deferred tax assets	23,184	25,885

Deferred tax liabilities:
Property and equipment and other long-term assets	(4,784)	(2,315)
Foreign deferred tax liabilities, primarily property and equipment	(332)	(236)

Net deferred tax asset before valuation allowance	18,068	23,334
Less valuation allowance	(5,954)	(19,980)

Net deferred tax asset	$12,114	$3,354

Current net deferred tax assets of $6.9 million and $0.5 million and long-term net deferred tax assets of $5.6 million and $2.9 million were recorded at December 31, 2011 and 2010, respectively. Long-term deferred tax liability of $0.4 million was recorded at December 31, 2011. In 2011 and 2010, deferred tax benefit of $0.7 million and deferred tax expense of $1.5 million, respectively, related to changes in pension net actuarial loss and prior service credit were recorded in other comprehensive income.

A reconciliation of the change in the unrecognized tax benefits for the years December 31, is as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$803	$1,007	$974
Additions based on tax positions	447	256	210
Reductions due to lapses of statutes of limitations	(197)	(460)	(177)

Balance at end of year	$1,053	$803	$1,007

Unrecognized tax benefits at December 31, 2011, 2010 and 2009 of $1.1 million, $0.8 million and $1.0 million, respectively, for uncertain tax positions related primarily to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized. The Company incurred no significant interest or penalties for any of the years ended December 31, 2011, 2010 or 2009.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2007 and subsequent years remain subject to examination. Additionally, NOLs originating in years prior to 2007 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2005. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

13. Commitments and Contingencies

The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases, including short-term leases, was $18.9 million, $14.3 million and $12.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has contracts with two suppliers which include minimum purchase requirements to keep the contracts in effect. The aggregate minimum requirements over the next three years under the two contracts total $8.0 million.

At December 31, 2011, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2012	$27	$6,108
2013	22	4,035
2014	15	2,468
2015	9	1,851
2016	—	1,297
Thereafter	—	3,339

Total minimum lease payments	$73	$19,098

Less amounts representing interest	(5)

Present value of future minimum lease payments	$68

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $1.0 million and $1.2 million as of December 31, 2011 and 2010, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

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

Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, who is negotiating with a governmental regulatory agency and claims that the subsidiary failed to provide them with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.3 million and $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of December 31, 2011 and 2010, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

14. Business Segment Data and Geographical Information

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following is a summary of the financial information of the Company’s reportable segments as of and for the years ended December 31, 2011, 2010 and 2009 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia-Pacific	Reconciling Items	Total
Year ended December 31, 2011:
Revenues from external customers (1)	$158,515	$118,649	$39,043	$—	$316,207
Intersegment revenues (2)	3,130	5,792	1,340	(10,262)	—
Operating income (loss) (3) (6)	19,717	8,995	5,404	(13,665)	20,451
Depreciation and amortization	4,582	2,011	1,638	—	8,231
Income tax expense (benefit)	(7,617)	2,270	685	—	(4,662)
Total assets (4) (5)	114,855	67,538	24,839	—	207,232
Capital expenditures	3,960	1,544	946	—	6,450

Year ended December 31, 2010:
Revenues from external customers (1)	$135,174	$109,373	$41,406	$—	$285,953
Intersegment revenues (2)	2,947	7,783	243	(10,973)	—
Operating income (loss) (3) (6)	16,208	1,970	10,891	(15,409)	13,660
Depreciation and amortization	3,450	1,885	1,155	—	6,490
Income tax expense (benefit)	947	1,641	1,192	—	3,780
Total assets (4) (5)	93,740	65,494	22,867	—	182,101
Capital expenditures	3,956	2,679	677	—	7,312

Year ended December 31, 2009:
Revenues from external customers (1)	$121,642	$119,211	$35,087	$—	$275,940
Intersegment revenues (2)	4,050	4,576	82	(8,708)	—
Operating income (loss) (3)(6)	3,404	4,899	6,845	(13,614)	1,534
Depreciation and amortization	3,278	1,661	1,056	—	5,995
Income tax expense (benefit)	200	2,268	951	—	3,419
Total assets (4) (5)	86,377	67,916	20,696	—	174,989
Capital expenditures	2,723	2,437	1,381	—	6,541

1)	Included in the Americas are domestic revenues of $151.1 million, $132.7 million and $121.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.
2)	Reconciling Items represent eliminations or reversals of transactions between reportable segments.
3)

Reconciling Items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

4)	Included in the Americas are domestic total assets of $112.2 million, $91.4 million and $86.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
5)

Goodwill in the Americas at December 31, 2011, 2010 and 2009 totaled $6.1 million, $4.9 million and $4.9 million, respectively. Goodwill in EMEA totaled $6.6 million at each of December 31, 2011, 2010 and 2009. Goodwill in Asia-Pacific totaled $1.9 million at December 31, 2011 and $1.6 million at each of December 31, 2010 and 2009.

6)	Includes restructuring charges of $0.4 million, $5.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Included in the EMEA geographical area for the years ended December 31, 2011, 2010 and 2009 are U.K. revenues from external customers of $58.7 million, $46.5 million and $51.0 million, respectively, and U.K. operating income of $10.2 million, $6.2 million and $6.1 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location at December 31, (in thousands):

	2011	2010
Americas	$21,661	$17,311
EMEA	11,114	12,092
Asia-Pacific	5,500	3,493

Total long-lived assets	$38,275	$32,896

Included in the Americas geographical area were domestic property and equipment, net of $19.4 million and $15.4 million at December 31, 2011 and 2010, respectively. Included in the EMEA geographical area at December 31, 2011 and 2010 were U.K. property and equipment, net of $4.7 million and $4.6 million, respectively.

Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in any geographical area can be impacted by changes in currency exchange rates in any given year. In 2011, the financial results were favorably impacted in Asia Pacific, EMEA and the Americas as a result of currency exchange rate changes during the year. In 2010, the financial results were favorably impacted in Asia Pacific but were partially offset by unfavorable impacts in EMEA as a result of currency exchange rate changes during the year. In 2009, the financial results were favorably impacted in EMEA and Australia but were substantially offset by an unfavorable impact in the Americas.

15. Significant Customers

No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.

16. Fair Value of Financial Instruments and Credit Risk

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

•

Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances

The Company currently does not have any assets or liabilities that would require valuation under FASB ASC 820-10, except for pension assets, which is separately described in Note 9. The Company does not have any derivatives or marketable securities.

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2011 and 2010 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, and other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at December 31, 2011, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

17. Quarterly Financial Data (Unaudited)

Quarterly operating results for 2011 and 2010 are summarized as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2011:
Revenues	$73,054	$83,009	$78,330	$81,814
Operating income¹ ³	$3,825	$6,607	$5,522	$4,497
Net income² ³ [4]	$4,026	$5,146	$3,582	$11,216

Earnings per common share:
Basic	$0.11	$0.14	$0.10	$0.30
Diluted	$0.11	$0.14	$0.10	$0.30

2010:
Revenues	$66,435	$77,513	$66,935	$75,070
Operating income [5]	$461	$5,526	$2,706	$4,967
Net income [6]	$391	$3,560	$1,811	$3,724

Earnings per common share:
Basic	$0.01	$0.10	$0.05	$0.10
Diluted	$0.01	$0.10	$0.05	$0.10

¹	Operating income for the quarters ended in 2011 includes restructuring charges of $0.1 million, $0.2 million, $0.02 million and $0.1 million, respectively.
[2]	Net income for the quarters ended in 2011 includes restructuring charges, net of tax of $0.1 million, $0.1 million, $0.01 million and $0.1 million, respectively.
[3]	Operating income and net income for the quarter ended December 31, 2011 include an impairment charge of $0.9 million related to a write down of certain assets in Germany.
[4]	Net income for the quarter ended December 31, 2011 includes a $7.7 million income tax benefit related to the reversal of the valuation allowance on deferred tax assets in the United States
[5]	Operating income for the quarters ended in 2010 includes restructuring charges of $1.8 million, $0.9 million, $2.0 million and $1.0 million, respectively.
[6]	Net income for the quarters ended in 2010 includes restructuring charges, net of tax of $1.5 million, $0.8 million, $1.9 million and $1.0 million, respectively.

18. Subsequent Events

On March 5, 2012, certain foreign subsidiaries of FWI (the “designated borrowers”) and FWI entered into a new credit agreement dated March 5, 2012 with a banking syndicate led by JP Morgan Chase Bank, N.A., as Administrative Agent (the “new Credit Agreement”). The new Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the new Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the new Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding under the new Credit Agreement may not exceed $50.0 million in the aggregate to the foreign subsidiary designated borrowers.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

The proceeds from the initial borrowing on the new Credit Agreement were $30.0 million and were used to repay the amounts outstanding under the previous loan agreement, which was scheduled to mature in January 2013, at which time the previous loan agreement was terminated by the Company. Letters of credit issued from the previous loan agreement were replaced with similar letters of credit by the new Credit Agreement. There were no material circumstances surrounding the termination and no material early termination penalties were incurred by FWI.

Borrowings under the new Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to EBITDA ratio (as defined in the new Credit Agreement)). The new Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Funded Debt to EBITDA ratio. EBITDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the new Credit Agreement. All obligations under the new Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets. The Parent Company has granted a security interest in its stock of FWI as collateral security for the Lenders, but is not a party to the new Credit Agreement.

The new Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Funded Debt to EBITDA ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its Subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its Material Subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt.

FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the new Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION

By:	/s/ JOSEPH E. MILLIRON
JOSEPH E. MILLIRON Chief Operating Officer and President

Date: March 9, 2012

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ CHARLES R. COX	Chief Executive Officer and Chairman	March 9, 2012
CHARLES R. COX	(Principal Executive Officer)

/s/ ROBERT S. MUFF	Chief Accounting Officer (Principal	March 9, 2012
ROBERT S. MUFF	Financial and Accounting Officer)

/s/ SANGWOO AHN	Director	March 9, 2012
SANGWOO AHN

/s/ KEVIN R. JOST	Director	March 9, 2012
KEVIN R. JOST

/s/ HANS KESSLER	Director	March 9, 2012
HANS KESSLER

s/ RALPH PATITUCCI	Director	March 9, 2012
RALPH PATITUCCI