Form 10-Q
period 2012-03-31
FURMANITE CORP
filed 2012-05-08
CIK 54441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the transition period from                 to

Commission File Number 001-05083

FURMANITE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1191271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10370 Richmond Avenue Suite 600 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(972) 699-4000

(Registrant’s telephone number, including area code)

2435 North Central Expressway

Suite 700

Richardson, Texas 75080

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☑  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There were 37,250,575 shares of the registrant’s common stock outstanding as of May 2, 2012.

FURMANITE CORPORATION AND SUBSIDIARIES

INDEX

Page Number

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited)	5

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 (unaudited)	6

Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 (unaudited) and for the Year Ended December 31, 2011	7

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	8

Notes to Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 6. Exhibits	33

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2012	December 31, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$29,517	$34,524
Accounts receivable, trade (net of allowance for doubtful accounts of $1,687 and $1,272 as of March 31, 2012 and December 31, 2011, respectively)	71,626	71,508
Inventories:
Raw materials and supplies	21,447	19,643
Work-in-process	7,825	6,801
Finished goods	70	113
Deferred tax assets, current	6,639	6,915
Prepaid expenses and other current assets	6,770	6,256

Total current assets	143,894	145,760
Property and equipment	85,200	82,758
Less: accumulated depreciation and amortization	(50,610)	(48,698)

Property and equipment, net	34,590	34,060
Goodwill	14,624	14,624
Deferred tax assets	5,663	5,582
Intangible and other assets, net	7,416	7,206

Total assets	$206,187	$207,232

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,481	$4,112
Accounts payable	18,613	17,381
Accrued expenses and other current liabilities	19,200	19,176
Income taxes payable	-	1,330

Total current liabilities	40,294	41,999
Long-term debt, non-current	30,055	31,051
Net pension liability	12,767	12,374
Other liabilities	2,976	2,919

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	-	-
Common stock, no par value; 60,000,000 shares authorized; 41,259,538 and 41,140,538 shares issued as of March 31, 2012 and December 31, 2011, respectively	4,775	4,765
Additional paid-in capital	133,675	133,062
Retained earnings	10,767	11,597
Accumulated other comprehensive loss	(11,109)	(12,522)
Treasury stock, at cost (4,008,963 shares as of March 31, 2012 and December 31, 2011)	(18,013)	(18,013)

Total stockholders’ equity	120,095	118,889

Total liabilities and stockholders’ equity	$206,187	$207,232

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	$XXXXX	$XXXXX
	For the Three Months Ended March 31,
	2012	2011
Revenues	$71,782	$73,054
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	52,352	50,443
Depreciation and amortization expense	2,025	1,875
Selling, general and administrative expense	18,156	16,911

Total costs and expenses	72,533	69,229

Operating income (loss)	(751)	3,825
Interest income and other income (expense), net	(128)	122
Interest expense	(401)	(240)

Income (loss) before income taxes	(1,280)	3,707
Income tax benefit	450	319

Net income (loss)	$(830)	$4,026

Earnings (loss) per common share:
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11

Weighted-average number of common and common equivalent shares used in computing net income (loss) per common share:
Basic	37,206	36,925
Diluted	37,206	37,264

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$(830)	$4,026
Other comprehensive income:
Change in pension net actuarial loss and prior service credit, net of tax	(242)	(225)
Foreign currency translation adjustments	1,655	1,924

Total other comprehensive income	1,413	1,699

Comprehensive income	$583	$5,725

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2012 (Unaudited) and Year Ended December 31, 2011

(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	(Accumulated Deficit)	Accumulated Other Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Retained Earnings	Loss	Stock	Total
Balances at January 1, 2011	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088
Net income	-	-	-	-	23,970	-	-	23,970
Stock-based compensation and stock option exercises	214,919	-	20	930	-	-	-	950
Change in pension net actuarial loss and prior service credit, net of tax	-	-	-	-	-	(3,097)	-	(3,097)
Foreign currency translation adjustment	-	-	-	-	-	(1,022)	-	(1,022)

Balances at December 31, 2011	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889

Net loss	-	-	-	-	(830)	-	-	(830)
Stock-based compensation and stock option exercises	119,000	-	10	613	-	-	-	623
Change in pension net actuarial loss and prior service credit, net of tax	-	-	-	-	-	(242)	-	(242)
Foreign currency translation adjustment	-	-	-	-	-	1,655	-	1,655

Balances at March 31, 2012	41,259,538	4,008,963	$4,775	$133,675	$10,767	$(11,109)	$(18,013)	$120,095

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$(830)	$4,026
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,025	1,875
Provision for doubtful accounts	371	101
Stock-based compensation expense	207	206
Deferred income taxes	383	(1,217)
Other, net	(411)	225
Changes in operating assets and liabilities:
Accounts receivable	(50)	(4,323)
Inventories	(2,750)	(2,918)
Prepaid expenses and other current assets	148	(616)
Accounts payable	1,320	462
Accrued expenses and other current liabilities	58	2,575
Income taxes payable	(1,144)	(341)
Other, net	145	(80)

Net cash used in operating activities	(528)	(25)

Investing activities:
Capital expenditures	(2,040)	(759)
Acquisition of assets and business, net of cash acquired of $1,185 in 2011	-	(3,921)
Proceeds from sale of assets	11	32

Net cash used in investing activities	(2,029)	(4,648)

Financing activities:
Proceeds from issuance of debt	30,000	-
Payments on debt	(32,707)	(35)
Debt issuance costs	(575)	-
Issuance of common stock	416	-

Net cash used in financing activities	(2,866)	(35)

Effect of exchange rate changes on cash	416	659

Decrease in cash and cash equivalents	(5,007)	(4,049)
Cash and cash equivalents at beginning of period	34,524	37,170

Cash and cash equivalents at end of period	$29,517	$33,121

Supplemental cash flow information:
Cash paid for interest	$143	$192
Cash paid for income taxes, net of refunds received	$1,161	$936

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquistion of business	$-	$5,300

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1. General and Summary of Significant Accounting Policies

General

The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company” or “Furmanite”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements, have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.

Revenue Recognition

Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2012 or 2011.

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

Income Taxes

The Company accounts for income taxes in accordance with FABS ASC 740 Income Taxes which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected further tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary difference are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the changes is enacted.

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. In concluding whether a valuation allowance on domestic federal, state or foreign income taxes is required, the Company primarily considered such factors as the history of operating income and losses, future taxable income and the nature of the deferred tax assets.

Income tax expense differs from the expected tax at statutory rates due primarily to changes in valuation allowance for certain deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expense is not always consistent when comparing periods due to the changing income before income taxes mix between domestic and foreign operations and within the foreign operations. Interim period income tax expense or benefit is computed at the estimated annual effective tax rate, unless adjusted for specific discrete items as required.

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-12”). ASU 2011-12 provides an update to ASU 2011-05, which updated existing guidance on the presentation of comprehensive income. ASU 2011-12 defers the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of these updates in the period ended March 31, 2012, changed the presentation and provided additional details on certain consolidated financial statement information but did not have a material impact.

2. Acquisition

On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balance relates to Asia-Pacific. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.1 million.

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

Basic and diluted weighted-average common shares outstanding and earnings (loss) per share include the following (in thousands, except per share data):

	For the Three Months
	Ended March 31,
	2012	2011
Net income (loss)	$(830)	$4,026

Basic weighted-average common shares outstanding	37,206	36,925
Dilutive effect of common stock equivalents	-	339

Diluted weighted-average common shares outstanding	37,206	37,264

Earnings (loss) per share:
Basic	$(0.02)	$0.11
Dilutive	$(0.02)	$0.11

Stock options excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	934	309

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2012	2011
Compensation and benefits [1]	$11,820	$12,120
Estimated potential uninsured liability claims	1,320	1,320
Value added tax payable	1,356	766
Taxes other than income	1,136	1,054
Professional, audit and legal fees	718	824
Rent	492	435
Customer deposits	162	443
Other employee related expenses	119	214
Interest	45	129
Other[2]	2,032	1,871

	$19,200	$19,176

[1]	Includes restructuring accruals of $0.3 million as of March 31, 2012 and December 31, 2011.
[2]	Includes restructuring accruals of $0.4 million as of March 31, 2012 and December 31, 2011.

5. Restructuring

During the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2009 Cost Reduction Initiative

The Company completed this cost reduction initiative and incurred total costs since inception of approximately $3.4 million. All costs were incurred 2009 and 2010, with all associated payments completed by the end of 2011.

2010 Cost Reduction Initiative

In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. There were minimal restructuring costs incurred for the three months ended March 31, 2012. For the three months ended March 31, 2011, restructuring costs incurred of $41 thousand and $47 thousand are included in operating and selling, general and administrative expenses, respectively. The total restructuring costs estimated to be incurred in connection with this cost reduction initiative are $4.0 million. As of March 31, 2012, the costs incurred since the inception of this cost reduction initiative totaled approximately $3.8 million, with the remaining $0.2 million expected to relate primarily to severance and benefits and lease termination costs.

In connection with these initiatives, the Company recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations and FASB ASC 712-10, Nonretirement Postemployment Benefits.

The activity related to reserves associated with the remaining cost reduction initiative for the three months ended March 31, 2012 is as follows (in thousands):

	Reserve at December 31, 2011	Charges	Cash payments	Foreign currency adjustments	Reserve at March 31, 2012

2010 Initiative
Severance and benefit costs	353	1	(24)	9	339
Lease termination costs	259	-	-	8	267
Other restructuring costs	98	-	(8)	3	93

Total	$710	$1	$(32)	$20	$699

Restructuring costs associated with the cost reduction initiatives consist of the following (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Severance and benefit costs	$1	$84
Lease termination costs	-	(2)
Other restructuring costs	-	6

Total	$1	$88

Restructuring costs were incurred in the following geographical areas (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Americas	$-	$-
EMEA	1	88

Total	$1	$88

Total workforce reductions related to the cost reduction initiatives included terminations for 171 employees, which include reductions of 31 employees in the Americas (which includes operations in North America, South America and Latin America), 139 employees in EMEA, and one employee in Asia-Pacific.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Borrowings under the previous revolving credit facility (the “Previous Credit Agreement”	$–	$30,000
Borrowings under the new revolving credit facility (the “New Credit Agreement”)	30,000	–
Capital leases	65	68
Notes payable (the “Notes”)	2,471	5,095

Total long-term debt	32,536	35,163
Less: current portion of long-term debt	(2,481)	(4,112)

Total long-term debt, non-current	$30,055	$31,051

Credit Facilities

On March 5, 2012, certain foreign subsidiaries of FWI (the “designated borrowers”) and FWI entered into a new credit agreement dated March 5, 2012 with a banking syndicate led by JP Morgan Chase Bank, N.A., as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the New Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the New Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the New Credit Agreement may not exceed $50.0 million in the aggregate.

The proceeds from the initial borrowing on the New Credit Agreement were $30.0 million and were used to repay the amounts outstanding under the Previous Credit Agreement, which was scheduled to mature in January 2013, at which time the Previous Credit Agreement was terminated by the Company. Letters of credit issued from the Previous Credit Agreement were replaced with similar letters of credit by the New Credit Agreement. There were no material circumstances surrounding the termination of the Previous Credit Agreement and no material early termination penalties were incurred by FWI.

At March 31, 2012, $30.0 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 1.5% at March 31, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at March 31, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $129.4 million as of March 31, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its Material Subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2012, FWI was in compliance with all covenant under the New Credit Agreement.

In 2009, FWI and certain foreign subsidiaries of FWI entered into a credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Previous Credit Agreement”). The Previous Credit Agreement provided a revolving credit facility of up to $50.0 million, with a portion of the amount available under the Previous Credit Agreement (not in excess of $20.0 million) available for the issuance of letters of credit. In addition, a portion of the amount available under the Previous Credit Agreement (not in excess of $5.0 million in the aggregate) was available for swing line loans to FWI.

At December 31, 2011, $30.0 million was outstanding under the Previous Credit Agreement. Borrowings under the Previous Credit Agreement, bore interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and were subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio), which was 2.3% at December 31, 2011. The Previous Credit Agreement also contained a commitment fee, which ranged between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at December 31, 2011, based on the unused portion of the amount available under the Previous Credit Agreement.

Considering the outstanding borrowings of $30.0 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $43.5 million at March 31, 2012.

Notes Payable

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing the Notes to the sellers’ equity holders for $5.1 million ($2.9 million denominated in U.S. dollar and $2.2 million denominated in Australian dollar) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At March 31, 2012 and December 31, 2011, $2.5 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

7. Retirement Plans

Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents less than four percent of the Company’s total pension plan liabilities and approximately two percent of total pension plan assets, only the schedule of net periodic pension cost (benefit) includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months
	Ended March 31,
	2012	2011
Service cost	$258	$230
Interest cost	893	971
Expected return on plan assets	(793)	(945)
Amortization of prior service cost	(24)	(25)
Amortization of net actuarial loss	228	165

Net periodic pension cost	$562	$396

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.3% overall, 6.5% for equities and 3.4% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.0 million for 2012.

8. Stock-Based Compensation

Stock Option Plans

The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock awards, restricted stock units and stock appreciation rights. For each of the three months ended March 31, 2012 and 2011, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.2 million.

During the first quarter of 2012, the Company granted 154,718 restricted stock units to certain employees with a fair market value of $6.99 per share. The Company also granted 40,000 shares of restricted stock awards to its directors at a grant date fair value of $6.99 per share during the first quarter of 2012. In the first quarter of 2011, the Company granted options to certain employees to purchase 70,000 shares of its common stock with a fair market value of $4.15 per share. The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan.

The total unrecognized tax benefit related to stock options and restricted stock as of both March 31, 2012 and December 31, 2011 was approximately $0.5 million. The unrecognized tax benefit related to the disposition of stock options and vesting of restricted stock was insignificant for each of the three months ended March 31, 2012 and 2011. As of March 31, 2012, the total unrecognized compensation expense related to stock options and restricted stock awards was $1.2 million and $2.0 million, respectively.

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	March 31,	December 31,
	2012	2011
Net actuarial loss and prior service credit	$(17,072)	$(16,749)
Less: deferred tax benefit	4,306	4,225

Net of tax	(12,766)	(12,524)
Foreign currency translation adjustment	1,657	2

Total accumulated other comprehensive loss	$(11,109)	$(12,522)

10. Income Taxes

For the three months ended March 31, 2012 and 2011, the Company recorded an income tax benefit of $0.5 million and $0.3 million, respectively. For the three months ended March 31, 2012, the income tax benefit reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities. At the end of 2011, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets was reversed. For the three months ended March 31, 2011, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded were fully offset by a corresponding change in valuation allowance. The income tax benefit recorded for the three months ended March 31, 2011 consisted primarily of a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition, which was partially offset by income tax expenses in foreign and state jurisdictions in which the Company operates.

Income tax benefit as a percentage of loss before income taxes was approximately 35.2% for the three months ended March 31, 2012 and income tax benefit as a percentage of income before income taxes was approximately 8.6% for the three months ended March 31, 2011. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the 2011 period was 23.5%. The remaining difference in the income tax rates between periods is related to the effects of the reversal of the valuation allowance on U.S. deferred tax assets at the end of 2011 as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

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

The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision. The Company incurred no significant interest or penalties for the three months ended March 31, 2012 or 2011. Unrecognized tax benefits at each of March 31, 2012 and December 31, 2011 of $1.1 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2012 is as follows (in thousands):

Balance at December 31, 2011	$1,053
Additions based on tax positions	37

Balance at March 31, 2012	$1,090

11. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of March 31, 2012 and December 31, 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers (collectively the “defendants”) and naming the Company as a nominal party. The petition alleges the named directors and officers breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requests that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it. The defendants have informed the Company that they believe this lawsuit is without merit and intend to vigorously defend the lawsuit.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of March 31, 2012 and December 31, 2011. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

12. Business Segment Data and Geographical Information

The Company provides specialized technical services to an international client base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation, and other flow-process industries.

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. During the third quarter of 2011, the Company expanded its number of reported segments as a result of enhancements in the level of financial information provided to its chief operating decision maker. Prior period information has been compiled to conform to the current year presentation. For financial reporting purposes, the Company operates in three segments which comprise the Company’s three geographical areas: the Americas (which includes operations in North America, South America and Latin America), EMEA (which include operations Europe, the Middle East and Africa) and Asia-Pacific.

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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three months ended March 31, 2012 and 2011 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia-Pacific	Reconciling Items	Total
Three months ended March 31, 2012:
Revenues from external customers ¹	$40,698	$23,027	$8,057	$-	$71,782
Intersegment revenues ²	203	1,610	218	(2,031)	-
Operating income (loss)3 4	4,355	(1,196)	226	(4,136)	(751)

Three months ended March 31, 2011:
Revenues from external customers ¹	$40,227	$24,673	$8,154	$-	$73,054
Intersegment revenues ²	1,415	988	83	(2,486)	-
Operating income (loss)3 4	5,781	771	484	(3,211)	3,825

[1]	Included in the Americas are domestic revenues of $40.2 million and $37.8 million for the three months ended March 31, 2012 and 2011, respectively.
[2]	Reconciling Items represent eliminations or reversals of transactions between reportable segments.
[3]

Reconciling Items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, and accounting risk management, which are not allocated to reportable segments.

[4]

Includes corporate headquarter relocation charges of $0.8 million for the three months ended March 31, 2012 in reconciling items and restructuring charges of $0.1 million for the three months ended March 31, 2011 in EMEA.

Goodwill in the Americas at both March 31, 2012 and December 31, 2011 totaled $6.1 million. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million, respectively, at each of March 31, 2012 and December 31, 2011.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	March 31, 2012	December 31, 2011
Americas	$22,436	$21,661
EMEA	11,335	11,114
Asia-Pacific	5,229	5,500

Total long-lived assets	$39,000	$38,275

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

The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of March 31, 2012 and December 31, 2011 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at March 31, 2012, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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

The Company provides specialized technical services, including on-line services, which include leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services, which include on-site machining, heat treatment, bolting and valve repair, and other services including smart shim services, concrete repair engineering services, and valve and other products and manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through Furmanite.

Financial Overview

For the three months ended March 31, 2012, consolidated revenues decreased by $1.3 million compared to the three months ended March 31, 2011, primarily related to volume decreases in off-line services and were associated with onsite machining, valve repair and bolting services in EMEA and Asia-Pacific. The Company incurred a net loss for the three months ended March 31, 2012 of $0.8 million compared to net income for the three months ended March 31, 2011 of $4.0 million.

In the fourth quarter of 2009, the Company committed to a cost reduction initiative, including planned workforce reductions and restructuring of certain functions, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. The Company completed the 2009 cost reduction initiative during 2010 with total restructuring costs incurred since its inception of approximately $3.4 million. The Company estimates the effects of this initiative resulted in annual cost reductions at 2009 activity levels of approximately $11.0 million, primarily compensation expenses, which has favorably impacted selling, general and administrative expenses.

In the second quarter of 2010, the Company committed to an additional cost reduction initiative, primarily related to the restructuring of certain functions within the Company’s EMEA operations. The Company took specific actions in order to improve the operational and administrative efficiency of its EMEA operations, while providing a structure which will allow for future expansion of operations within the region. The Company expects to incur total costs of approximately $4.0 million in connection with this cost reduction initiative, which are primarily related to severance and benefit costs. As of March 31, 2012, restructuring costs of $3.8 million have been incurred since the inception of this additional cost reduction initiative, with the remaining $0.2 million expected to be incurred during the remainder of 2012. The Company estimates the effects of this initiative have resulted in annual cost reductions at 2010 activity levels of approximately $5.0 million, primarily compensation expenses, of which approximately half affected operating costs with the other half impacting selling, general and administrative expenses.

Total restructuring costs from these two initiatives were insignificant for each of the three months ended March 31, 2012 and 2011.

The Company’s loss per share for the three months ended March 31, 2012 was $0.02 compared to diluted earnings per share of $0.11 for the three months ended March 31, 2011.

Results of Operations

	For the Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Revenues	$71,782	$73,054
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	52,352	50,443
Depreciation and amortization expense	2,025	1,875
Selling, general and administrative expense	18,156	16,911

Total costs and expenses	72,533	69,229

Operating income (loss)	(751)	3,825
Interest income and other income (expense), net	(128)	122
Interest expense	(401)	(240)

Income (loss) before income taxes	(1,280)	3,707
Income tax benefit	450	319

Net income (loss)	$(830)	$4,026

Earnings (loss) per share:
Basic	$(0.02)	$0.11
Diluted	$(0.02)	$0.11

Business Segment and Geographical Information

	For the Three Months Ended March 31,
	2012	2011
	(in thousands)
Revenues:
Americas	$40,698	$40,227
EMEA	23,027	24,673
Asia-Pacific	8,057	8,154

Total revenues	71,782	73,054

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	28,640	27,104
EMEA	18,200	17,717
Asia-Pacific	5,512	5,622

Total operating costs (exclusive of depreciation and amortization)	52,352	50,443
Operating costs as a percentage of revenue	72.9%	69.0%

Depreciation and amortization expense
Americas, including corporate	1,139	1,029
EMEA	453	504
Asia-Pacific	433	342

Total depreciation and amortization expense	2,025	1,875
Depreciation and amortization expense as a percentage of revenue	2.8%	2.6%

Selling, general and administrative expense
Americas, including corporate¹	10,710	9,514
EMEA	5,560	5,690
Asia-Pacific	1,886	1,707

Total selling general and administrative expense	18,156	16,911
Selling, general and administrative expense as a percentage of revenue	25.3%	23.1%

Total costs and expenses	$72,533	$69,229

1	Includes corporate overhead costs of $4.1 million and $3.2 million for the three months ended March 31, 2012 and 2011, respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues

For the three months ended March 31, 2012, consolidated revenues decreased by $1.3 million, or 1.7%, to $71.8 million, compared to $73.1 million for the three months ended March 31, 2011. Changes related to foreign currency exchange rates unfavorably impacted revenues by $0.3 million, of which $0.6 million related to unfavorable impacts in EMEA but were partially offset by $0.3 million of favorable impacts in Asia-Pacific. Excluding the foreign currency exchange rate impact, revenues decreased by $1.0 million, or 1.3%, for the three months ended March 31, 2012 compared to the same period in the 2011. This $1.0 million decrease in revenues consisted of decreases of $1.0 million in EMEA and $0.4 million in Asia-Pacific, which was partially offset by an increase of $0.4 million in the Americas. The decrease in revenues in EMEA was primarily attributable to decreases within off-line services, which related to volume decreases in onsite machining and valve repair services and resulted in an approximate 10% decrease in these revenues as compared to the same period in 2011. In addition, the Central Europe locations within the EMEA region have continued to be negatively impacted by the economic crisis, resulting in unexpectedly lower revenue levels in most service lines. The decrease in revenues in Asia-Pacific was primarily related to volume decreases in off-line and other services, which included volume decreases in onsite machining and bolting services resulting in an approximate 25% decrease in these services when compared to the same period in 2011. The decreases within other services were primarily related to volume decreases in product and manufacturing services in Singapore. These decreases in Asia-Pacific were partially mitigated by increases in on-line services which increased approximately 19% when compared to on-line service revenues in the same period of 2011 and related to volume increases in leak sealing and composite repair services. The increase in revenues in the Americas was primarily due to volume increases in on-line services and was primarily related to volume increases in line stopping services which resulted in an approximate 7% increase in these revenues when compared to the same period in the 2011. These increases were partially offset by decreases in leak sealing services which decreased by approximately 6% when compared to these revenues in the same period in 2011. In addition contributing to revenue increases in the Americas were volume increases in onsite machining services of approximately 5% when compared to these revenues in the same period in 2011.

Operating Costs (exclusive of depreciation and amortization)

For the three months ended March 31, 2012, operating costs increased $1.9 million, or 3.8%, to $52.3 million, compared to $50.4 million for the three months ended March 31, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $0.3 million, of which $0.5 million related to favorable impacts in EMEA but were partially offset by $0.2 million of unfavorable impacts in Asia-Pacific. Excluding the foreign currency exchange rate impact, operating costs increased by $2.2 million, or 4.4%, for the three months ended March 31, 2012, compared to the same period in 2011. This change consisted of a $1.5 million increase in the Americas and a $1.0 million increase in EMEA but was partially offset by a $0.3 million decrease in Asia-Pacific. The increase in operating costs in the Americas was primarily attributable to an increase in material costs of approximately 7% and was associated with the increase in revenues when compared to the same period in 2011. The increase in EMEA was due to increases in material and labor costs of approximately 5% when compared to the same period in 2011 as the Central Europe locations continued to experience lower utilization of labor and substantially lower contribution margins on projects performed during the current period due to continued negative effects of the economic crisis. The decrease in operating costs in Asia-Pacific was attributable to a decrease in material costs of approximately 15%, partially offset by an increase in labor costs of approximately 8% when compared to the same period in 2011, which was primarily associated with the decrease in revenues and the change in mix of services provided compared to the prior year period.

Operating costs as a percentage of revenue were 72.9% and 69.0% for the three months ended March 31, 2012 and 2011, respectively. The percentage of operating costs to revenues was higher for the three months ended March 31, 2012 compared to the same period in 2011 due primarily to the decrease in revenues, which resulted in lower utilization of labor and absorption of fixed costs, as well as significantly lower margin realization in Central Europe.

Depreciation and Amortization

For the three months ended March 31, 2012, depreciation and amortization expense increased $0.2 million, or 8%, when compared to the same period in 2011. Changes related to foreign currency exchange rates were insignificant for the three months ended March 31, 2012. Depreciation and amortization expense increased due to capital expenditures placed in service and depreciable or amortizable assets acquired, which totaled approximately $8.2 million over the twelve-month period ended March 31, 2012.

Depreciation and amortization expense as a percentage of revenue was 2.8% and 2.6% for the three months ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative

For the three months ended March 31, 2012, selling, general and administrative expenses, including $0.8 million of relocation costs, increased $1.2 million, or 7.1%, to $18.1 million compared to $16.9 million for the three months ended March 31, 2011. Changes related to foreign currency exchange rates were insignificant in the current period. This increase in selling, general and administrative expenses consisted of a $1.2 million increase in the Americas. Selling, general and administrative expenses in EMEA and Asia-Pacific were consistent with the same period in 2011. The increase in selling, general and administrative expenses in the Americas was primarily related to $0.8 million of corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas, which occurred during the three month ended March 31, 2012. In addition, costs increased related to sales salaries and associated costs when compared to the same period in 2011, which was associated with the increase in revenues.

As a result of the above factors, selling, general and administrative expenses as a percentage of revenues increased to 25.3% (or 24.1% excluding relocation costs) for the three months ended March 31, 2012 compared to 23.1% for the three months ended March 31, 2011.

Other Income

Interest Income and Other Income (Expense), Net

For the three months ended March 31, 2012, interest income and other income (expense) decreased $0.2 million when compared to the same period in 2011. Changes within interest income and other income (expense) primarily relate to fluctuations within foreign currency exchange gains and losses.

Interest Expense

For the three months ended March 31, 2012, consolidated interest expense increased $0.2 million when compared to the same period in 2011. The increase in interest expense was primarily due to the acceleration of $0.2 million of debt issuance costs which were expensed due to the termination of the Previous Credit Agreement.

Income Taxes

For the three months ended March 31, 2012 and 2011, the Company recorded an income tax benefit of $0.5 million and $0.3 million, respectively. For the three months ended March 31, 2012, the income tax benefit reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities. At the end of 2011, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets was reversed. For the three months ended March 31, 2011, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, recorded were fully offset by a corresponding change in valuation allowance. The income tax benefit recorded for the three months ended March 31, 2011 consisted primarily of a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the acquisition of Self Leveling Machines (the “SLM acquisition”), which was partially offset by income tax expenses in foreign and state jurisdictions in which the Company operates (see “Liquidity and Capital Resources” for additional information on the SLM acquisition).

Income tax benefit as a percentage of loss before income taxes was approximately 35.2% for the three months ended March 31, 2012 and income tax benefit as a percentage of income before income taxes was approximately 8.6% for the three months ended March 31, 2011. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the 2011 period was 23.5%. The remaining difference in the income tax rates between periods is related to the effects of the reversal of the valuation allowance on U.S. deferred tax assets at the end of 2011 as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.

Net cash used in operating activities for the three months ended March 31, 2012 was $0.5 million compared to $25 thousand for the three months ended March 31, 2011. The increase in net cash used in operating activities resulted from the decrease in net income which was partially offset by changes in working capital requirements, primarily within accounts receivable and non-cash items. Changes in working capital decreased cash flow by approximately $2.3 million for the three months ended March 31, 2012 compared with a decrease of $5.2 million for the same period in 2011. In addition, non-cash items for the three months ended March 31, 2011 included a $1.2 million deferred tax benefit recorded in connection with the SLM acquisition.

Net cash used in investing activities decreased to $2.0 million for the three months ended March 31, 2012 from $4.6 million for the three months ended March 31, 2011 primarily due to $3.9 million of cash paid, net of cash acquired of $1.1 million, in connection with the SLM acquisition in 2011. This decrease in cash used relating to the SLM acquisition was partially offset by an increase in capital expenditures from $0.8 million for the three months ended March 31, 2011 to $2.0 million for the three months ended March 31, 2012. The increase in capital expenditures compared to the 2011 period ended is consistent with the Company’s expectations for increased capital investment in the current year.

Consolidated capital expenditures for the calendar year 2012 have been budgeted at $14.0 million to $15.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2012 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.

Net cash used in financing activities increased to $2.9 million for the three months ended March 31, 2012 from $35 thousand for the three months ended March 31, 2011. Financing activities during the current year consisted of $2.7 million of principal payments on the notes payable related to the SLM acquisition and payments of $0.6 million incurred in connection with the Company’s new credit facility. The Company entered into a new credit facility in March of 2012, and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility.

The worldwide economy, including markets in which the Company operates, continues, in varying degrees to remain sluggish, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in this economic environment, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.

On March 5, 2012, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a new credit agreement dated March 5, 2012 with a banking syndicate led by JP Morgan Chase Bank, N.A., as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the New Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the New Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the New Credit Agreement may not exceed $50.0 million in the aggregate.

The proceeds from the initial borrowing on the New Credit Agreement were $30.0 million and were used to repay the amounts outstanding under the Previous Credit Agreement, which was scheduled to mature in January 2013, at which time the Previous Credit Agreement was terminated by the Company. Letters of credit issued from the Previous Credit Agreement were replaced with similar letters of credit by the New Credit Agreement. There were no material circumstances surrounding the termination of the Previous Credit Agreement and no material early termination penalties were incurred by FWI.

At March 31, 2012, $30.0 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 1.5% at March 31, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at March 31, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $129.4 million as of March 31, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its Subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its Material Subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2012, FWI was in compliance with all covenant under the New Credit Agreement.

In 2009, FWI, and certain foreign subsidiaries of FWI entered into a credit agreement dated July 31, 2009 with a banking syndicate comprising Bank of America, N.A. and Compass Bank (the “Previous Credit Agreement”). The Previous Credit Agreement provided a revolving credit facility of up to $50.0 million, with a portion of the amount available under the Previous Credit Agreement (not in excess of $20.0 million) available for the issuance of letters of credit. In addition, a portion of the amount available under the Previous Credit Agreement (not in excess of $5.0 million in the aggregate) was available for swing line loans to FWI.

At December 31, 2011, $30.0 million was outstanding under the Previous Credit Agreement. Borrowings under the Previous Credit Agreement, bore interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and were subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio), which was 2.3% at December 31, 2011. The Previous Credit Agreement also contained a commitment fee, which ranged between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at December 31, 2011, based on the unused portion of the amount available under the Previous Credit Agreement.

Considering the outstanding borrowings of $30.0 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $43.5 million at March 31, 2012.

On February 23, 2011, FWI entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balance relates to Asia-Pacific. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.1 million ($2.9 million denominated in U.S. dollar and $2.2 million denominated in Australian dollar) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At March 31, 2012 and December 31, 2011, $2.5 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

The Company committed to cost reduction initiatives at the end of 2009 and in the first half of 2010 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of March 31, 2012, the costs incurred since the inception of these cost reduction initiatives totaled approximately $7.2 million. During the three months ended March 31, 2012, the Company incurred minimal restructuring charges related to the 2010 initiative and made cash payments of $32 thousand related to the 2010 initiatives. As of March 31, 2012, the remaining reserve associated with these initiatives totaled $0.7 million with estimated additional charges to be incurred of approximately $0.2 million, all of which are expected to require cash payments. Total workforce reductions, which began in the fourth quarter of 2009, included terminations for 171 employees, which included reductions of 31 employees in the Americas, 139 employees in EMEA, and one employee in Asia-Pacific.

The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the new Credit Agreement, will be sufficient to finance current operations, including the Company’s cost reduction initiative obligations, planned capital expenditure requirements and internal growth for the foreseeable future.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the three months ended March 31, 2012, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2012 or 2011.

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

The Company uses market capitalization as the basis for its measurement of the Company’s fair value as management considers this approach the most meaningful measure, considering the quoted market price as providing the best evidence of fair value. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. The fair value is allocated to the reporting units based on relative fair values, considering factors including expected future discounted cash flows using reasonable and appropriate assumptions about the underlying business activities of each reporting unit. As of December 31, 2011, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the three months ended March 31, 2012 which would warrant an additional impairment test in the current period. At each of March 31, 2012 and December 31, 2011, goodwill totaled $14.6 million. Goodwill totaled $6.1 million, $6.6 million and $1.9 million at each of March 31, 2012 and December 31, 2011 in the Americas, EMEA, and Asia-Pacific, respectively.

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

To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance is established for such assets. In making such a determination, the Company takes into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies.

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

Exit or Disposal Obligations

In the fourth quarter of 2009 and in the first half of 2010, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations and FASB ASC 712-10, Nonretirement Postemployment Benefits.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-12”). ASU 2011-12 provides an update to ASU 2011-05, which updated existing guidance on the presentation of comprehensive income. ASU 2011-12 defers the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of these updates in the period ended March 31, 2012, changed the presentation and provided additional details on certain consolidated financial statement information but did not have a material impact.

Off-Balance Sheet Transactions

The Company was not a party to any off-balance sheet transactions at March 31, 2012 or December 31, 2011, or for the three months ended March 31, 2012.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $30.0 million at March 31, 2012, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.3 million.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three months ended March 31, 2012 when compared to the three months ended March 31, 2011. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income (loss). The Company does not use interest rate or foreign currency rate hedges.

Based on the three months ended March 31, 2012, foreign currency-based revenues and operating loss of $31.5 million and $1.4 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $2.9 million and a reduction in operating loss of $0.1 million.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act as of March 31, 2012. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 1. Legal Proceedings

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of March 31, 2012 and December 31, 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers (collectively the “defendants”) and naming the Company as a nominal party. The petition alleges the named directors and officers breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requests that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it. The defendants have informed the Company that they believe this lawsuit is without merit and intend to vigorously defend the lawsuit.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of March 31, 2012 and December 31, 2011. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts are material to its financial statements.

Item 1A. Risk Factors

During the quarter ended March 31, 2012, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

10.2

Guaranty and Collateral Agreement, dated as of March 5, 2012, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.3

Parent Pledge Agreement, dated as of March 5, 2012, made by Furmanite Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2012.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2012.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2012.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 7, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: May 7, 2012