Form 10-Q
period 2012-06-30
FURMANITE CORP
filed 2012-08-07
CIK 54441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from              to

Commission File Number 001-05083

FURMANITE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1191271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10370 Richmond Avenue Suite 600 Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

(713) 634-7777

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former

fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 37,300,575 shares of the registrant’s common stock outstanding as of August 2, 2012.

FURMANITE CORPORATION AND SUBSIDIARIES

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,733	$34,524
Accounts receivable, trade (net of allowance for doubtful accounts of $2,330 and $1,272 as of June 30, 2012 and December 31, 2011, respectively)	79,431	71,508
Inventories:
Raw materials and supplies	22,507	19,643
Work-in-process	9,766	6,801
Finished goods	129	113
Deferred tax assets, current	5,593	6,915
Prepaid expenses and other current assets	6,141	6,256

Total current assets	152,300	145,760
Property and equipment	88,086	82,758
Less: accumulated depreciation and amortization	(51,641)	(48,698)

Property and equipment, net	36,445	34,060
Goodwill	15,524	14,624
Deferred tax assets	5,592	5,582
Intangible and other assets, net	11,699	7,206

Total assets	$221,560	$207,232

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,470	$4,112
Accounts payable	19,666	17,381
Accrued expenses and other current liabilities	22,215	19,176
Income taxes payable	884	1,330

Total current liabilities	45,235	41,999
Long-term debt, non-current	39,347	31,051
Net pension liability	12,472	12,374
Other liabilities	3,091	2,919

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,309,538 and 41,140,538 shares issued as of June 30, 2012 and December 31, 2011, respectively	4,780	4,765
Additional paid-in capital	134,128	133,062
Retained earnings	12,611	11,597
Accumulated other comprehensive loss	(12,091)	(12,522)
Treasury stock, at cost (4,008,963 shares as of June 30, 2012 and December 31, 2011)	(18,013)	(18,013)

Total stockholders’ equity	121,415	118,889

Total liabilities and stockholders’ equity	$221,560	$207,232

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Revenues	$85,928	$83,009	$157,710	$156,063
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	58,326	56,425	110,678	106,868
Depreciation and amortization expense	1,964	2,198	3,989	4,073
Selling, general and administrative expense	20,835	17,779	38,991	34,690

Total costs and expenses	81,125	76,402	153,658	145,631

Operating income	4,803	6,607	4,052	10,432
Interest income and other income (expense), net	(72)	120	(200)	242
Interest expense	(197)	(255)	(598)	(495)

Income before income taxes	4,534	6,472	3,254	10,179
Income tax expense	(2,690)	(1,326)	(2,240)	(1,007)

Net income	$1,844	$5,146	$1,014	$9,172

Earnings per common share:
Basic	$0.05	$0.14	$0.03	$0.25
Diluted	$0.05	$0.14	$0.03	$0.25

Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,253	36,971	37,229	36,948
Diluted	37,342	37,328	37,357	37,296

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income	$1,844	$5,146	$1,014	$9,172
Other comprehensive income (loss):
Change in pension net actuarial loss and priorservice credit, net of tax	422	113	180	(112)
Foreign currency translation adjustments	(1,404)	774	251	2,698

Total other comprehensive income (loss)	(982)	887	431	2,586

Comprehensive income	$862	$6,033	$1,445	$11,758

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2012 (Unaudited) and Year Ended December 31, 2011

(in thousands, except share data)

						Accumulated
				Additional	(Accumulated	Other
	Common Shares		Common	Paid-In	Deficit)	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Retained Earnings	Loss	Stock	Total
Balances at January 1, 2011	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088
Net income	—	—	—	—	23,970	—	—	23,970
Stock-based compensation and stock option exercises	214,919	—	20	930	—	—	—	950
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(3,097)	—	(3,097)
Foreign currency translation adjustment	—	—	—	—	—	(1,022)	—	(1,022)

Balances at December 31, 2011	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889

Net income	—	—	—	—	1,014	—	—	1,014
Stock-based compensation and stock option exercises	169,000	—	15	1,066	—	—	—	1,081
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	180	—	180
Foreign currency translation adjustment	—	—	—	—	—	251	—	251

Balances at June 30, 2012	41,309,538	4,008,963	$4,780	$134,128	$12,611	$(12,091)	$(18,013)	$121,415

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
Operating activities:
Net income	$1,014	$9,172
Reconciliation of net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,989	4,073
Provision for doubtful accounts	1,169	216
Stock-based compensation expense	539	322
Deferred income taxes	1,213	(1,259)
Other, net	252	320
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(9,066)	(10,057)
Inventories	(5,149)	(2,469)
Prepaid expenses and other current assets	1,967	326
Accounts payable	2,355	(134)
Accrued expenses and other current liabilities	3,177	(2,715)
Income taxes payable	(1,334)	376
Other, net	229	(134)

Net cash provided by (used in) operating activities	355	(1,963)

Investing activities:
Capital expenditures	(3,309)	(1,579)
Acquisitions of assets and business, net of cash acquired of $1,185 in 2011	(9,259)	(4,029)
Proceeds from sale of assets	108	105

Net cash used in investing activities	(12,460)	(5,503)

Financing activities:
Proceeds from issuance of debt	39,300	—
Payments on debt	(32,714)	(69)
Debt issuance costs	(595)	—
Issuance of common stock	416	126

Net cash provided by financing activities	6,407	57

Effect of exchange rate changes on cash	(93)	1,094

Decrease in cash and cash equivalents	(5,791)	(6,315)
Cash and cash equivalents at beginning of period	34,524	37,170

Cash and cash equivalents at end of period	$28,733	$30,855

Supplemental cash flow information:
Cash paid for interest	$402	$357
Cash paid for income taxes, net of refunds received	$2,488	$1,612

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquisition of business	$—	$5,300
Receivable for stock options exercise	$126	$—

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during the three or six months ended June 30, 2012 or 2011.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected further tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary difference are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized in income in the period when the change is enacted.

Based on consideration of all available evidence regarding their utilization, net deferred tax assets are recorded to the extent that it is more likely than not that they will be realized. Where, based on the weight of all available evidence, it is more likely than not that some amount of a deferred tax asset will not be realized, a valuation allowance is established for that amount that, in management’s judgment, is sufficient to reduce the deferred tax asset to an amount that is more likely than not to be realized. In concluding whether a valuation allowance on domestic federal, state or foreign income taxes is required, the Company considers all relevant factors, including the history of operating income and losses, future taxable income and the nature of the deferred tax assets.

Income tax expense differs from the expected tax at statutory rates due primarily to changes in valuation allowances for certain deferred tax assets as well as different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expense is not always consistent when comparing periods due to the changing mix of income (loss) before income taxes within the countries in which the Company operates. Interim period income tax expense or benefit is computed at the estimated annual effective income tax rate, unless adjusted for specific discrete items as required.

The tax benefit from uncertain tax positions is recognized only if it is more-likely-than-not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate because unrecognized non-current tax benefits are offset by the foreign net operating loss carryforwards, which are fully reserved. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-12”). ASU 2011-12 provides an update to ASU 2011-05, which updated existing guidance on the presentation of comprehensive income. ASU 2011-12 defers the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of these updates in the period ended June 30, 2012 changed the presentation and provided additional details on certain consolidated financial statement information but did not have a material impact.

2. Acquisitions

Houston Service Center

On June 29, 2012, Furmanite America, Inc., a wholly owned subsidiary of the Company, entered into and consummated an Asset Purchase Agreement to acquire certain assets, including inventory, equipment and intangible assets, all of which relate to operations in the Americas, of the Houston Service Center (“HSC”) of MCC Holdings, Inc., a wholly owned subsidiary of Crane Energy Flow Solutions, for total cash consideration of $9.3 million. HSC provides valve and actuator repair, maintenance and testing services to customers in the refining, petrochemical and power industries. In connection with the acquisition, the Company borrowed an additional $9.3 million from its existing revolving credit facility.

Self Leveling Machines, Inc. and Self Levelling Machines Pty. Ltd.

On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc., and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balance relates to Asia-Pacific. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable (the “Notes”) to the sellers’ equity holders for $5.1 million.

3. Earnings Per Share

Basic earnings per share (“EPS”) is calculated as net income divided by the weighted-average number of shares of common stock outstanding during the period, including restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared and undistributed earnings. As participating securities, the restricted stock awards are included in the calculation of basic EPS using the two-class method. Diluted earnings per share assumes issuance of the net incremental shares from stock options when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents, including options to purchase shares of common stock and restricted stock units, using the treasury stock method.

Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Net income	$1,844	$5,146	$1,014	$9,172

Basic weighted-average common shares outstanding	37,253	36,971	37,229	36,948
Dilutive effect of common stock equivalents	89	357	128	348

Diluted weighted-average common shares outstanding	37,342	37,328	37,357	37,296

Earnings per share:
Basic	$0.05	$0.14	$0.03	$0.25
Dilutive	$0.05	$0.14	$0.03	$0.25

Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	1,583	328	930	319

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2012	2011
Compensation and benefits[1]	$14,273	$12,120
Value added tax payable	1,504	766
Taxes other than income	1,154	1,054
Estimated potential uninsured liability claims	1,034	1,320
Professional, audit and legal fees	886	824
Customer deposits	527	443
Rent	492	435
Other employee related expenses	86	214
Interest	76	129
Other[2]	2,183	1,871

	$22,215	$19,176

[1]	Includes restructuring accruals of $1.0 million and $0.3 million as of June 30, 2012 and December 31, 2011, respectively.
[2]	Includes restructuring accruals of $0.1 million and $0.4 million as of June 30, 2012 and December 31, 2011, respectively.

5. Restructuring

The Company committed to certain cost reduction initiatives during the first half of 2010 and the second quarter of 2012, which include planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating costs and selling, general and administrative expenses relative to revenues.

2010 Cost Reduction Initiative

The Company committed to a cost reduction initiative in the second quarter of 2010 (the “2010 Cost Reduction Initiative”) primarily related to the restructuring of certain functions within the Company’s EMEA operations (which includes operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The total restructuring costs estimated to be incurred in connection with the 2010 Cost Reduction Initiative are $4.0 million. As of June 30, 2012, total costs incurred since the inception of this initiative were approximately $3.8 million, with the remaining $0.2 million primarily related to lease termination costs.

No restructuring costs related to this initiative were incurred in the three months ended June 30, 2012 and minimal restructuring costs were incurred in six months ended June 30, 2012. For each of the three and six months ended June 30, 2011, restructuring costs of $0.1 million and $0.1 million are included in operating costs and selling, general and administrative expenses, respectively.

2012 Cost Reduction Initiative

In the second quarter of 2012, the Company committed to an additional cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative is expected to include workforce reductions primarily within the Company’s selling, general and administrative functions. The Company has taken these specific actions in order to reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the challenging economic conditions in the region. The Company estimates the total costs to be incurred in connection with this initiative to be approximately $2.5 million, which primarily relate to one-time termination benefits, and all of which will result in future cash expenditures. As of June 30, 2012, the costs incurred since the inception of this cost reduction initiative totaled approximately $0.7 million. The Company expects to complete these cost reduction actions by the end of 2012, recognizing substantially all of the remaining $1.8 million of charges related to this initiative during the third quarter of 2012.

For each of the three and six months ended June 30, 2012, restructuring costs of $0.1 million and $0.6 million are included in operating costs and selling, general and administrative expenses, respectively.

In connection with these initiatives, the Company recorded estimated expenses for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

Restructuring costs associated with the 2010 and 2012 Cost Reduction Initiatives were incurred in the Company’s EMEA segment and consist of the following (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Severance and benefit costs	$643	$127	$644	$211
Lease termination costs	61	21	61	19
Other restructuring costs	42	9	42	15

Total	$746	$157	$747	$245

The activity related to reserves associated with the remaining cost reduction initiatives for the six months ended June 30, 2012, is as follows (in thousands):

	Reserve at December 31, 2011	Charges	Cash payments	Foreign currency adjustments	Reserve at June 30, 2012

2010 Cost Reduction Initiative
Severance and benefit costs	$353	$1	$(24)	$(8)	$322
Lease termination costs	259	—	(206)	(1)	52
Other restructuring costs	98	—	(55)	—	43

2012 Cost Reduction Initiative
Severance and benefit costs	—	643	(25)	6	624
Lease termination costs	—	61	(61)	—	—
Other restructuring costs	—	42	(10)	2	34

Total	$710	$747	$(381)	$(1)	$1,075

Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations for 97 employees, all of which are related to the Company’s EMEA segment.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Borrowings under the new revolving credit facility (the “New Credit Agreement”)	$39,300	$—
Borrowings under the previous revolving credit facility (the “Previous Credit Agreement”)	—	30,000
Capital leases	56	68
Notes payable (the “Notes”)	2,461	5,095

Total long-term debt	41,817	35,163
Less: current portion of long-term debt	(2,470)	(4,112)

Total long-term debt, non-current	$39,347	$31,051

Credit Facilities

On March 5, 2012, FWI and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a new credit agreement dated March 5, 2012 with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the New Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the New Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the New Credit Agreement may not exceed $50.0 million in the aggregate.

The proceeds from the initial borrowing on the New Credit Agreement were $30.0 million and were used to repay the amounts outstanding under the Previous Credit Agreement, which was scheduled to mature in January 2013, at which time the Previous Credit Agreement was terminated by the Company. Letters of credit issued under the Previous Credit Agreement were replaced with similar letters of credit under the New Credit Agreement. There were no material circumstances surrounding the termination of the Previous Credit Agreement and no material early termination penalties were incurred by the Company.

On June 29, 2012, FWI borrowed an additional $9.3 million under its New Credit Agreement to fund the purchase of HSC. As of June 30, 2012, $39.3 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted

EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 2.0% at June 30, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at June 30, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $142.4 million as of June 30, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its Material Subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At June 30, 2012, FWI was in compliance with all covenants under the New Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.6 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $34.1 million at June 30, 2012.

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

At December 31, 2011, $30.0 million was outstanding under the Previous Credit Agreement. Borrowings under the Previous Credit Agreement bore interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and were subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio), which was 2.3% at December 31, 2011. The Previous Credit Agreement also contained a commitment fee, which ranged between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at December 31, 2011, based on the unused portion of the amount available under the Previous Credit Agreement.

Notes Payable

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes to the sellers’ equity holders (the “Notes”) for $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At June 30, 2012 and December 31, 2011, $2.5 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

7. Retirement Plans

Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents less than four percent of the Company’s total pension plan liabilities and approximately two percent of total pension plan assets, only the schedule of net periodic pension cost includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Service cost	$256	$231	$514	$461
Interest cost	893	965	1,785	1,936
Expected return on plan assets	(792)	(939)	(1,584)	(1,884)
Amortization of prior service cost	(24)	(25)	(48)	(50)
Amortization of net actuarial loss	228	164	456	329

Net periodic pension cost	$561	$396	$1,123	$792

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.3% overall, 6.5% for equities and 3.4% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.0 million for 2012.

8. Stock-Based Compensation

The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock awards, restricted stock units and stock appreciation rights. For the three and six months ended June 30, 2012, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.3 million and $0.5 million, respectively, and $0.1 million and $0.3 million for the three and six months ended June 30, 2011, respectively. The expense for the three and six months ended June 30, 2012 included $0.1 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors.

During the first quarter of 2012, the Company granted 154,718 restricted stock units to certain employees with a grant date fair market value of $6.99 per share. The Company also granted 40,000 shares of restricted stock awards to its directors at a grant date fair value of $6.99 per share during the first quarter of 2012. In the second quarter of 2012, the Company granted options to an employee to purchase 30,000 shares of its common stock with a grant date fair market value of $4.77 per share. In addition, during the second quarter of 2012, the Company granted to certain employees 413,678 restricted stock units and options to purchase 805,614 shares of its common stock with a grant date fair market value of $4.63 per share. The restricted stock units and stock options are subject to forfeiture unless certain performance objectives are achieved.

In the first quarter of 2011, the Company granted options to certain employees to purchase 70,000 shares of its common stock with a grant date fair market value of $4.15 per share. In the second quarter of 2011, the Company granted $0.7 million in restricted stock units.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of June 30, 2012, the total unrecognized compensation expense related to stock options and restricted stock awards was $2.9 million and $3.3 million, respectively.

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30,	December 31,
	2012	2011
Net actuarial loss and prior service credit	$(16,508)	$(16,749)
Less: deferred tax benefit	4,164	4,225

Net of tax	(12,344)	(12,524)
Foreign currency translation adjustment	253	2

Total accumulated other comprehensive loss	$(12,091)	$(12,522)

10. Income Taxes

Income tax expense reflects the Company’s estimated annual effective income tax rate, adjusted in interim periods for specific discrete items as required, considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities. At the end of 2011, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets was reversed. For the three and six months ended June 30, 2011, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, were fully offset by a corresponding change in the valuation allowance. Income tax expense recorded for the three and six months ended June 30, 2011 consisted of income tax expense in foreign and state jurisdictions in which the Company operates, with the six months ended June 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition.

For the six months ended June 30, 2012 and 2011, the Company recorded income tax expense of $2.2 million and $1.0 million, respectively. For the three months ended June 30, 2012 and 2011, the Company recorded income tax expense of $2.7 million and $1.3 million, respectively. Current year income tax expense as a percent of income before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances compounded by the impact of the restructuring initiative, compared to pre-tax income in other countries. The result is an effective tax rate of approximately 59.3% and 68.8% for the three and six months ended June 30, 2012, respectively.

Income tax expense as a percentage of income before income taxes was approximately 9.9% for the six months ended June 30, 2011. For the three months ended June 30, 2011 income tax expense as a percentage of income before income taxes was approximately 20.5%. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the six months ended June 30, 2011 was 21.9%. Additional differences in the 2011 income tax rates from the U.S. statutory rate are due to the change in the effective rate assessed on U.S. deferred tax assets with the reversal of the valuation allowance on U.S. deferred tax assets at the end of 2011, as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowances and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the six months ended June 30, 2012 is as follows (in thousands):

Balance at December 31, 2011	$1,053
Additions based on tax positions	88
Reductions due to lapses of statutes of limitations	—

Balance at June 30, 2012	$1,141

Unrecognized tax benefits at both June 30, 2012 and December 31, 2011 of $1.1 million for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three or six months ended June 30, 2012 or 2011 related to underpayments of income taxes or uncertain tax positions.

11. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers (collectively “the defendants”) and naming the Company as a nominal party. The petition alleges the named directors and officers breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requests that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it. The defendants have informed the Company that they believe this lawsuit is without merit and intend to vigorously defend the lawsuit.

Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which has been negotiating with a governmental regulatory agency and claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.0 million and $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of June 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. During the third quarter of 2011, the Company expanded its number of reported segments as a result of enhancements in the level of financial information provided to its chief operating decision maker. Prior period information has been compiled to conform to the current year presentation. For financial reporting purposes, the Company operates in three segments which comprise the Company’s three geographical areas: the Americas (which includes operations in North America, South America and Latin America), EMEA and Asia-Pacific.

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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2012 and 2011 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia-Pacific	Reconciling Items	Total

Three months ended June 30, 2012:
Revenues from external customers[1]	$46,944	$27,485	$11,499	$—	$85,928
Intersegment revenues[2]	935	2,019	400	(3,354)	—

Operating income (loss)[3] [4]	$6,244	$1,466	$2,587	$(5,494)	$4,803
Allocation of headquarter costs[5]	(2,984)	(1,777)	(733)	5,494	—

Adjusted operating income (loss)	$3,260	$(311)	$1,854	$—	$4,803

Three months ended June 30, 2011:
Revenues from external customers[1]	$40,943	$32,266	$9,800	$—	$83,009
Intersegment revenues[2]	944	1,713	6	(2,663)	—

Operating income (loss)[3] [4]	$6,267	$3,311	$989	$(3,960)	$6,607
Allocation of headquarter costs[5]	(1,888)	(1,594)	(478)	3,960	—

Adjusted operating income	$4,379	$1,717	$511	$—	$6,607

Six months ended June 30, 2012:
Revenues from external customers[1]	$87,642	$50,512	$19,556	$—	$157,710
Intersegment revenues[2]	1,138	3,629	618	(5,385)	—

Operating income (loss)[3] [4]	$10,599	$270	$2,813	$(9,630)	$4,052
Allocation of headquarter costs[5]	(5,338)	(3,094)	(1,198)	9,630	—

Adjusted operating income (loss)	$5,261	$(2,824)	$1,615	$—	$4,052

Six months ended June 30, 2011:
Revenues from external customers[1]	$81,170	$56,939	$17,954	$—	$156,063
Intersegment revenues[2]	2,359	2,701	89	(5,149)	—

Operating income (loss)[3] [4]	$12,048	$4,082	$1,473	$(7,171)	$10,432
Allocation of headquarter costs[5]	(3,636)	(2,699)	(836)	7,171	—

Adjusted operating income	$8,412	$1,383	$637	$—	$10,432

[1]

Included in the Americas are domestic revenues of $46.5 million and $86.7 million for the three and six months ended June 30, 2012, respectively, and $38.3 million and $76.1 million for the three and six months ended June 30, 2011, respectively.

[2]	Reconciling Items represent eliminations or reversals of transactions between reportable segments.
[3]

Reconciling Items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, and accounting risk management, which are not allocated to reportable segments.

[4]

Includes corporate headquarter relocation charges of $0.7 million and $1.5 million for the three and six months ended June 30, 2012, respectively, in reconciling items, and restructuring charges of $0.7 million in EMEA for each of the three and six months ended June 30, 2012. Includes restructuring charges of $0.1 million and $0.2 million in EMEA for the three and six months ended June 30, 2011, respectively.

[5]

Represents the allocation of headquarter costs and operating income (loss) had the Company allocated such costs based on the segments’ respective revenues. Historically, the Company has not allocated headquarter costs to its operating segments.

Goodwill in the Americas at June 30, 2012 and December 31, 2011 totaled $7.0 million and $6.1 million, respectively. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million, respectively, at each of June 30, 2012 and December 31, 2011.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	June 30,	December 31,
	2012	2011
Americas	$29,484	$21,661
EMEA	10,806	11,114
Asia-Pacific	4,862	5,500

Total long-lived assets	$45,152	$38,275

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

The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of June 30, 2012 and December 31, 2011 approximated the carrying value as the majority of the Company’s debt fluctuates at market rates.

The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at June 30, 2012, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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

The Company provides specialized technical services, including on-line services, which include leak sealing, hot tapping, line stopping, line isolation, composite repair and valve testing. In addition, the Company provides off-line services, which include on-site machining, heat treatment, bolting and valve repair, and other services including smart shim services, concrete repair, engineering services, and valve and other products and manufacturing. These products and services are provided primarily to electric power generating plants, petroleum refineries, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through Furmanite.

Financial Overview

For the three and six months ended June 30, 2012, consolidated revenues increased by $2.9 million and $1.6 million, respectively, compared to the three and six months ended June 30, 2011. Contribution margins for the six months ended June 30, 2012 were $2.2 million lower than the first six months of 2011, however margins for the three months ended June 30, 2012 were improved by $1.0 million compared to the same period in 2011. Operating income in 2012 has been negatively impacted due to several factors, including the execution of the Company’s previously announced cost reduction initiatives, the relocation of its corporate headquarters and the implementation of its strategic organizational initiative aligning its service lines, service delivery centers and operations functions globally to maximize its ability to achieve its sustained growth objectives.

The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations. The Company committed to a cost reduction initiative in the second quarter of 2010, primarily related to the restructuring of certain functions within the Company’s EMEA operations. In the second quarter of 2012, the Company committed to an additional cost reduction initiative related to further restructuring of its European operations within EMEA. The additional restructuring initiative is expected to include workforce reductions primarily within the Company’s selling, general and administrative functions. The Company has taken these specific actions in order to reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the challenging economic conditions in the region. The Company estimates the total costs to be incurred in connection with this additional initiative to be approximately $2.5 million, principally all of which relates to one-time termination benefits. As of June 30, 2012, the costs incurred since the inception of the additional cost reduction initiative totaled approximately $0.7 million. The Company expects to complete these cost reduction actions by the end of 2012, recognizing substantially all of the remaining $1.8 million of charges related to the initiative during the third quarter of 2012. For the cost reduction initiative commenced in 2010, total costs expected to be incurred are $4.0 million, of which $3.8 million have been incurred as of June 30, 2012, with the remaining $0.2 million related primarily to lease termination costs.

As a result of these cost reduction initiatives and corporate headquarter relocation costs, total restructuring and relocation costs negatively impacted operating income by $1.4 million and $0.2 million and net income by $1.0 million and $0.1 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, total restructuring and relocation costs negatively impacted operating income by $2.2 million and $0.2 million and net income by $1.5 million and $0.2 million, respectively.

The Company’s net income for the three and six months ended June 30, 2012 decreased by $3.3 million and $8.2 million, respectively, compared to the three and six months ended June 30, 2011. The Company’s diluted earnings per share for the three and six months ended June 30, 2012 were $0.05 and $0.03, respectively, compared to $0.14 and $0.25 for the three and six months ended June 30, 2011, respectively.

Results of Operations

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Revenues	$85,928	$83,009	$157,710	$156,063
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	58,326	56,425	110,678	106,868
Depreciation and amortization expense	1,964	2,198	3,989	4,073
Selling, general and administrative expense	20,835	17,779	38,991	34,690

Total costs and expenses	81,125	76,402	153,658	145,631

Operating income	4,803	6,607	4,052	10,432
Interest income and other income (expense), net	(72)	120	(200)	242
Interest expense	(197)	(255)	(598)	(495)

Income before income taxes	4,534	6,472	3,254	10,179
Income tax expense	(2,690)	(1,326)	(2,240)	(1,007)

Net income	$1,844	$5,146	$1,014	$9,172

Earnings per common share:
Basic	$0.05	$0.14	$0.03	$0.25
Diluted	$0.05	$0.14	$0.03	$0.25

Additional Revenue Information:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

On-line services	$29,949	$31,625	$60,094	$59,549
Off-line services	42,652	37,678	71,370	70,178
Other services	13,327	13,706	26,246	26,336

Total revenues	$85,928	$83,009	$157,710	$156,063

Business Segment and Geographical Information

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
	(in thousands)

Revenues:
Americas	$46,944	$40,943	$87,642	$81,170
EMEA	27,485	32,266	50,512	56,939
Asia-Pacific	11,499	9,800	19,556	17,954

Total revenues	85,928	83,009	157,710	156,063

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	32,136	27,522	60,776	54,626
EMEA	19,466	22,250	37,666	39,967
Asia-Pacific	6,724	6,653	12,236	12,275

Total operating costs (exclusive of depreciation and amortization)	58,326	56,425	110,678	106,868
Operating costs as a percentage of revenue	67.9%	68.0%	70.2%	68.5%

Depreciation and amortization expense
Americas, including corporate	1,119	1,159	2,258	2,188
EMEA	440	507	893	1,011
Asia-Pacific	405	532	838	874

Total depreciation and amortization expense	1,964	2,198	3,989	4,073
Depreciation and amortization expense as a percentage of revenue	2.3%	2.6%	2.5%	2.6%

Selling, general and administrative expense
Americas, including corporate[1]	12,937	9,941	23,647	19,455
EMEA	6,118	6,210	11,678	11,900
Asia-Pacific	1,780	1,628	3,666	3,335

Total selling general and administrative expense	20,835	17,779	38,991	34,690
Selling, general and administrative expense as a percentage of revenue	24.2%	21.4%	24.7%	22.2%

Total costs and expenses	$81,125	$76,402	$153,658	$145,631

[1]

Includes corporate overhead costs of $5.5 million and $4.0 million for the three months ended June 30, 2012 and 2011, respectively, and $9.6 and $7.2 million for the six months ended June 30, 2012 and 2011, respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues

For the six months ended June 30, 2012, consolidated revenues increased by $1.6 million, or 1.1%, to $157.7 million, compared to $156.1 million for the six months ended June 30, 2011. Changes related to foreign currency exchange rates unfavorably impacted revenues by $2.7 million, of which $2.3 million and $0.4 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $4.3 million, or 2.8%, for the six months ended June 30, 2012 compared to the same period in 2011. This $4.3 million increase in revenues consisted of $6.5 million and $1.9 million increases in the Americas and Asia-Pacific, respectively, but were offset by a $4.1 million decrease in EMEA. The increase in revenues in the Americas was primarily related to increases in off-line services, which included volume increases in on-site machining and valve repair services of approximately 12% when compared to revenues in the same period in 2011. In addition, revenues increased within other services by approximately 18%, when compared to the same period in 2011. The increase in revenues in Asia-Pacific was attributable to increases in both on-line and off-line services. The increases within on-line services primarily included volume increases in composite repair and leak sealing services of approximately 22% when compared to revenues in the same period in 2011. The increase within Asia-Pacific’s off-line services primarily included volume increases in bolting services in Australia of approximately 27% when compared to bolting revenues in the same period in 2011. The decrease in revenues in EMEA was primarily attributable to decreases in off-line services, which included volume decreases in valve repair, on-site machining and bolting services of approximately 18% when compared to revenues in the same period in 2011, as the Company’s central European locations within the EMEA region have continued to be negatively impacted by the economic crisis, resulting in unexpectedly lower revenue levels in most service lines.

For the three months ended June 30, 2012, consolidated revenues increased by $2.9 million, or 3.5%, to $85.9 million, compared to $83.0 million for the three months ended June 30, 2011. Changes related to foreign currency exchange rates unfavorably impacted revenues by $2.4 million, of which $1.7 million and $0.7 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $5.3 million, or 6.4%, for the three months ended June 30, 2012 compared to the same period in 2011. This $5.3 million increase in revenues consisted of increases of $6.0 million and $2.4 million in the Americas and Asia-Pacific, respectively, which were partially offset by a decrease of $3.1 million in EMEA. The increase in revenues in the Americas was due to increases in off-line services, which included volume increases primarily related to increases in valve repair, on-site machining and bolting services of approximately 33% when compared to revenues in the same period in 2011. The increase in revenues in Asia-Pacific was primarily attributable to increases in off-line services, which primarily related to volume increases in bolting services in Australia of approximately 57%, when compared to revenues in the same period in 2011, but also included volume increases in on-site machining services. The decrease in revenues in EMEA was primarily related to decreases in off-line services and primarily related to volume decreases in valve repair and bolting services of approximately 20% when compared to revenues in the same period in 2011.

Operating Costs (exclusive of depreciation and amortization)

For the six months ended June 30, 2012, operating costs, including $0.1 million of restructuring costs, increased $3.8 million, or 3.6%, to $110.7 million, compared to $106.9 million for the six months ended June 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $2.0 million, of which $1.8 million and $0.2 million were related to favorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $5.8 million, or 5.4%, for the six months ended June 30, 2012, compared to the same period in 2011. This change consisted of $6.2 million and $0.1 million of increases in the Americas and Asia-Pacific, respectively, partially offset by a decrease of $0.5 million in EMEA. The increase in operating costs in the Americas was primarily related to higher material and labor costs of approximately 10% when compared to the same period in 2011, which were attributable to the increase in revenues. The operating costs in Asia-Pacific were consistent with the prior period as increases in labor costs, associated with the higher revenues in Australia, were substantially offset by lower material costs. The decrease in operating costs in EMEA was associated with moderate reductions in labor and material costs when compared to the same period in 2011. These cost reductions, however, were disproportionate to the decrease in revenues due to lower margin realization in EMEA in the first quarter of 2012.

For the three months ended June 30, 2012, operating costs, including $0.1 million of restructuring costs, increased $1.9 million, or 3.4%, to $58.3 million, compared to $56.4 million for the three months ended June 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $1.7 million, of which $1.3 million and $0.4 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased by $3.6 million, or 6.4%, for the three months ended June 30, 2012, compared to the same period in 2011. This change consisted of $4.7 million and $0.4 million increases in the Americas and Asia-Pacific, respectively, which were partially offset by a $1.5 million decrease in EMEA. The increase in operating costs in the Americas was primarily attributable to an increase in labor and material costs of approximately 14% and was associated with the increase in revenues when compared to the same period in 2011. The increase in Asia-Pacific was due to increases in labor costs and travel expenses of approximately 21% associated with increases in revenues but was partially offset by lower material costs of approximately 8% when compared to the same period in 2011. The operating costs in EMEA decrease was primarily related to a decrease in labor and material costs of approximately 9% when compared to the same period in 2011.

Operating costs as a percentage of revenue increased to 70.2% from 68.5% for the six months ended June 30, 2012 and 2011, respectively, however were consistent, at 67.9% and 68.0% for the three months ended June 30, 2012 and 2011, respectively. The percentage of operating costs to revenues for the six months ended June 30, 2012 was higher compared to the same period in 2011 due to lower first quarter 2012 margins as a result of lower utilization of labor, as well as significantly lower margin realization in EMEA, principally in the Company’s central European locations, due to decreased revenues.

Depreciation and Amortization

For the three and six months ended June 30, 2012, depreciation and amortization expense decreased $0.2 million and $0.1 million, respectively, when compared to the same periods in 2011. Changes related to foreign currency exchange rates favorably impacted depreciation and amortization expense by $0.1 million for each of the three and six months ended June 30, 2012. Excluding the foreign currency exchange rate impact, depreciation and amortization expense for the three and six months ended June 30, 2012 was consistent with the same periods in 2011.

Depreciation and amortization expense as a percentage of revenue was 2.3% and 2.6% for the three months ended June 30, 2012 and 2011, respectively, and 2.5% and 2.6% for the six months ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative

For the six months ended June 30, 2012, selling, general and administrative expenses, including $2.1 million of restructuring and relocation costs, increased $4.3 million, or 12.4%, to $39.0 million compared to $34.7 million for the six months ended June 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $0.7 million, of which $0.6 million and $0.1 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses increased $5.0 million, or 14.4%, for the six months ended June 30, 2012, compared to the same period in 2011. This $5.0 million increase in selling, general and administrative costs consisted of $4.2 million, $0.4 million and $0.4 million in increases in the Americas, EMEA and Asia-Pacific, respectively. Selling, general and administrative expense increases in the Americas were related to an increase in personnel and related costs of approximately 7% when compared to the same period in 2011, associated primarily with the Company’s corporate headquarters relocation and strategic global organizational alignment initiative. The six months ended June 30, 2012 included $1.5 million of corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas, which occurred during the first half of 2012. In EMEA, increases in selling, general and administrative costs were primarily related to higher severance related restructuring costs which totaled $0.6 million in the six months ended June 30, 2012 compared to $0.1 million in the six months ended June 30, 2011. In Asia-Pacific, increases in selling, general and administrative costs were primarily a result of the increased activity levels and general provisions within the region.

For the three months ended June 30, 2012, selling, general and administrative expenses, including $1.3 million of restructuring and relocation costs, increased $3.0 million, or 17.2%, to $20.8 million compared to $17.8 million for the three months ended June 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $0.6 million, of which $0.5 million and $0.1 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses increased $3.6 million, or 20.2%, for the three months ended June 30, 2012, compared to the same period in 2011. This $3.6 million increase in selling, general and administrative expenses consisted of $3.0 million, $0.4 million and $0.2 million in increases in the Americas, EMEA and Asia-Pacific, respectively. The increase in selling, general and administrative expenses in the Americas was related to an increase in personnel and related costs of approximately 13% when compared to the same period in 2011, associated primarily with the Company’s corporate headquarter relocation and strategic global organization alignment initiative. The three months ended June 30, 2012 included $0.7 million of additional corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas. Increases in selling, general and administrative expenses in EMEA were primarily related to higher severance related restructuring costs which totaled $0.6 million in the three months ended June 30, 2012 compared to $0.1 million in the three months ended June 30, 2011. In Asia-Pacific, increases in selling, general and administrative expenses were primarily related to the increased activity levels in Australia.

As a result of the above factors, selling, general and administrative costs, including restructuring and relocation costs, as a percentage of revenues increased to 24.2% and 24.7% for the three and six months ended June 30, 2012, respectively, compared to 21.4% and 22.2% for the three and six months ended June 30, 2011, respectively. Excluding restructuring and relocation costs, selling, general and administrative costs as a percentage of revenue for the three and six months ended June 30, 2012 would have been 22.7% and 23.4%, respectively.

Other Income

Interest Income and Other Income (Expense), Net

For the three and six months ended June 30, 2012, interest income and other income (expense) decreased $0.2 million and $0.4 million, respectively, when compared to the same periods in 2011. Changes within interest income and other income (expense) primarily relate to fluctuations within foreign currency exchange gains and losses.

Interest Expense

For the six months ended June 30, 2012, consolidated interest expense increased $0.1 million when compared to the same period in 2011. This increase was primarily related to the acceleration of $0.2 million of debt issuance costs which were expensed in the first quarter of 2012 due to the termination of the Previous Credit Agreement but were partially offset by lower average debt outstanding on notes payable. For the three months ended June 30, 2012, consolidated interest expense decreased $0.1 million when compared to the same period in 2011 due to a reduction in average debt outstanding on notes payable.

Income Taxes

Income tax expense reflects the Company’s estimated annual effective income tax rate, adjusted in interim periods for specific discrete items as required, considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities. At the end of 2011, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets was reversed. For the three and six months ended June 30, 2011, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, were fully offset by a corresponding change in the valuation allowance. Income tax expense recorded for the three and six months ended June 30, 2011 consisted of income tax expense in foreign and state jurisdictions in which the Company operates, with the six months ended June 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition.

For the six months ended June 30, 2012 and 2011, the Company recorded income tax expense of $2.2 million and $1.0 million, respectively. For the three months ended June 30, 2012 and 2011, the Company recorded income tax expense of $2.7 million and $1.3 million, respectively. Current year income tax expense as a percent of income before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances compounded by the impact of the restructuring initiative, compared to pre-tax income in other countries. The result is an effective tax rate of approximately 59.3% and 68.8% for the three and six months ended June 30, 2012, respectively. The Company estimates its effective income tax rate for the second half of 2012 and for the entire year to approximate 40% and 45%, respectively, with expectations for a normal effective rate in the low 30% range beginning in 2013 considering the mix of statutory tax rates in which the Company operates.

Income tax expense as a percentage of income before income taxes was approximately 9.9% for the six months ended June 30, 2011. For the three months ended June 30, 2011 income tax expense as a percentage of income before income taxes was approximately 20.5%. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the six months ended June 30, 2011 was 21.9%. Additional differences in the 2011 income tax rates from the U.S. statutory rate is due to the change in the effective rate assessed on U.S. deferred tax assets with the reversal of the valuation allowance on U.S. deferred tax assets at the end of 2011, as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowances and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.

Net cash provided by operating activities for the six months ended June 30, 2012 was $0.4 million compared to $2.0 million used in operating activities in the six months ended June 30, 2011. The increase in net cash provided by operating activities resulted from changes in working capital requirements, primarily within accounts payable and accrued expenses, as well as an increase in non-cash items in the current year, which were partially offset by a decrease in net income and other working capital requirement changes. Changes in working capital decreased cash flow by approximately $7.8 million for the six months ended June 30, 2012 compared with a decrease of $14.8 million for the same period in 2011. In addition, non-cash items for the six months ended June 30, 2011 included a $1.2 million deferred tax benefit recorded in connection with the SLM acquisition.

Net cash used in investing activities increased to $12.5 million for the six months ended June 30, 2012 from $5.5 million for the six months ended June 30, 2011 primarily due to $9.3 million of cash paid in connection with the acquisition of the Houston Service Center of MCC Holdings, Inc. (“HSC”) in 2012 as compared to $4.0 million of cash paid, net of cash acquired of $1.2 million, in connection with the SLM acquisition in 2011. In addition, capital expenditures increased to $3.3 million for the six months ended June 30, 2012 from $1.6 million for the six months ended June 30, 2011. The increase in capital expenditures in the 2012 period compared to the 2011 period is consistent with the Company’s expectations for increased capital investment in the current year.

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

Net cash provided by financing activities increased to $6.4 million for the six months ended June 30, 2012 compared to $0.1 million for the six months ended June 30, 2011. The Company entered into a new credit facility in March of 2012, and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility. Loan costs of $0.6 million were paid in connection with the new credit facility. In addition, during the six months ended June 30, 2012, the Company borrowed an additional $9.3 million on its new credit facility to fund the HSC acquisition and made $2.7 million of principal payments on the notes payable related to the SLM acquisition.

The worldwide economy, including markets in which the Company operates, continues in varying degrees to remain sluggish, and as such, the Company believes that the risks to its business and its customers remain heightened. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in this economic environment, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.

On March 5, 2012, FWI and certain foreign subsidiaries of FWI (the “designated borrowers”) entered into a new credit agreement dated March 5, 2012 with a banking syndicate led by JP Morgan Chase Bank, N.A., as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the New Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the New Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the New Credit Agreement may not exceed $50.0 million in the aggregate.

The proceeds from the initial borrowing on the New Credit Agreement were $30.0 million and were used to repay the amounts outstanding under the previous credit agreement, which was scheduled to mature in January 2013, at which time the previous credit agreement was terminated by the Company. Letters of credit issued under the previous credit agreement were replaced with similar letters of credit under the New Credit Agreement. There were no material circumstances surrounding the termination of the Previous Credit Agreement and no material early termination penalties were incurred by the Company.

On June 29, 2012, to fund the purchase of HSC, FWI borrowed an additional $9.3 million under its New Credit Agreement and at June 30, 2012, $39.3 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 2.0% at June 30, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at June 30, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $142.4 million as of June 30, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its Material Subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At June 30, 2012, FWI was in compliance with all covenants under the New Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.6 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $34.1 million at June 30, 2012.

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

At December 31, 2011, $30.0 million was outstanding under the Previous Credit Agreement. Borrowings under the Previous Credit Agreement bore interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and were subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio), which was 2.3% at December 31, 2011. The Previous Credit Agreement also contained a commitment fee, which ranged between 0.25% to 0.30% based on the funded debt to Adjusted EBITDA ratio, and was 0.25% at December 31, 2011, based on the unused portion of the amount available under the Previous Credit Agreement.

On February 23, 2011, FWI entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc., and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balance relates to Asia-Pacific. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable to the sellers’ equity holders (the “Notes”) for $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At June 30, 2012 and December 31, 2011, $2.5 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

The Company committed to certain cost reduction initiatives in the first half of 2010 and in the second quarter of 2012 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of June 30, 2012, the costs incurred since the inception of these two cost reduction initiatives totaled approximately $4.5 million. During the six months ended June 30, 2012, the Company incurred $0.7 million in restructuring charges related to the 2010 and 2012 cost reduction initiatives and made cash payments of $0.4 million related to these initiatives. As of June 30, 2012, the remaining reserve associated with these initiatives totaled $1.1 million with estimated additional charges to be incurred of approximately $2.0 million, all of which are expected to require cash payments. Total workforce reductions for the 2010 and 2012 cost reduction initiatives included terminations for 97 employees in the Company’s EMEA segment.

The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the New Credit Agreement, will be sufficient to finance current operations, including the Company’s cost reduction initiative obligations, planned capital expenditure requirements and internal growth for the next twelve months.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the six months ended June 30, 2012, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or six months ended June 30, 2012 or 2011.

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

Long-Lived Assets

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles — Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment.

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

The Company uses the two-step process for testing goodwill impairment in accordance with FASB ASC 350. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has three reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

The Company uses market capitalization as the basis for its measurement of the Company’s fair value as management considers this approach the most meaningful measure, considering the quoted market price as providing the best evidence of fair value. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. The fair value is allocated to the reporting units based on relative fair values, considering factors including expected future discounted cash flows using reasonable and appropriate assumptions about the underlying business activities of each reporting unit. As of December 31, 2011, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the six months ended June 30, 2012 which would warrant an additional impairment test in the current period. At June 30, 2012 and December 31, 2011, goodwill totaled $15.5 million and $14.6 million, respectively. Goodwill totaled $7.0 million and $6.1 million in the Americas at June 30, 2012 and December 31, 2011, respectively, and $6.6 million and $1.9 million at each of June 30, 2012 and December 31, 2011 in EMEA, and Asia-Pacific, respectively.

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

Stock-Based Compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the awards at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying, any cash dividends in the foreseeable future), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).

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

Defined Benefit Pension Plans

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

Exit or Disposal Obligations

In the first half of 2010 and in the second quarter of 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations and FASB ASC 712-10, Nonretirement Postemployment Benefits.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-12”). ASU 2011-12 provides an update to ASU 2011-05, which updated existing guidance on the presentation of comprehensive income. ASU 2011-12 defers the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of these updates in the period ended June 30, 2012 changed the presentation and provided additional details on certain consolidated financial statement information but did not have a material impact.

Off-Balance Sheet Transactions

The Company was not a party to any off-balance sheet transactions, as defined in Item 303(a)(4)(ii) of Regulation S-K, at June 30, 2012 or December 31, 2011, or for the three or six months ended June 30, 2012 or 2011.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $39.3 million at June 30, 2012, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.4 million.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three and six months ended June 30, 2012 when compared to the three and six months ended June 30, 2011. Substantially all of the revenue impact was mitigated with similar exchange effects on operating costs and selling, general and administrative expenses thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.

Based on the six months ended June 30, 2012, foreign currency-based revenues and operating income of $71.0 million and $2.1 million, respectively, a ten percent decline in all applicable foreign currencies would result in a decrease in revenues and operating income of $6.5 million and $0.2 million, respectively.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2012. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 1. Legal Proceedings

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers (collectively “the defendants”) and naming the Company as a nominal party. The petition alleges the named directors and officers breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requests that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it. The defendants have informed the Company that they believe this lawsuit is without merit and intend to vigorously defend the lawsuit.

Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which has been negotiating with a governmental regulatory agency and claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.0 million and $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of June 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors

During the quarter ended June 30, 2012, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated April 30, 1981, incorporated by reference herein to Exhibit 3.2 to the Registrant’s Form 10-K for the year ended December 31, 1981.

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated May 28, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1985.

3.4	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 17, 1985, incorporated by reference herein to Exhibit 4.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 1985.

3.5	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated July 10, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-K for the year ended December 31, 1990.

3.6	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated September 21, 1990, incorporated by reference herein to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 1990.

3.7	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant, dated August 8, 2001, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001.

3.8	By-laws of the Registrant, as amended and restated June 14, 2007, filed as Exhibit 3.8 to the Registrant’s 10-K for the year then ended December 31, 2007, which exhibit is hereby incorporated by reference.

4.1	Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

4.2	Rights Agreement, dated as of April 15, 2008, between the Registrant and The Bank of New York Trust Company, N.A., a national banking association, as Rights Agent, which includes as exhibits, the Form of Rights Certificate and the Summary of Rights to Purchase Stock, filed as Exhibit 4.1 to the Registrant’s Form 8-A/A filed on April 18, 2008, which exhibit is incorporated herein by reference.

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

10.1	Form of Long-Term Performance-Based Restricted Stock Agreement, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.

10.2	Form of Long-Term Performance-Based Stock Option Agreement, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 7, 2012.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 7, 2012.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 7, 2012.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 7, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	These exhibits are furnished herewith. In accordance with Rule 406T of Regulation S-T, these exhibits are not deemed to be filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are not deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION
(Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: August 7, 2012