Form 10-Q
period 2012-09-30
FURMANITE CORP
filed 2012-11-07
CIK 54441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

There were 37,300,575 shares of the registrant’s common stock outstanding as of November 2, 2012.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,726	$34,524
Accounts receivable, trade (net of allowance for doubtful accounts of $2,841 and $1,272 as of September 30, 2012 and December 31, 2011, respectively)	71,548	71,508
Inventories:
Raw materials and supplies	22,880	19,643
Work-in-process	11,086	6,801
Finished goods	231	113
Deferred tax assets, current	5,775	6,915
Prepaid expenses and other current assets	5,746	6,256

Total current assets	150,992	145,760
Property and equipment	93,766	82,758
Less: accumulated depreciation and amortization	(54,116)	(48,698)

Property and equipment, net	39,650	34,060
Goodwill	15,524	14,624
Deferred tax assets	5,693	5,582
Intangible and other assets, net	11,312	7,206

Total assets	$223,171	$207,232

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,499	$4,112
Accounts payable	21,174	17,381
Accrued expenses and other current liabilities	22,448	19,176
Income taxes payable	306	1,330

Total current liabilities	46,427	41,999
Long-term debt, non-current	39,328	31,051
Net pension liability	12,847	12,374
Other liabilities	3,179	2,919
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,309,538 and 41,140,538 shares issued as of September 30, 2012 and December 31, 2011, respectively	4,780	4,765
Additional paid-in capital	134,268	133,062
Retained earnings	11,331	11,597
Accumulated other comprehensive loss	(10,976)	(12,522)
Treasury stock, at cost (4,008,963 shares as of September 30, 2012 and December 31, 2011)	(18,013)	(18,013)

Total stockholders’ equity	121,390	118,889

Total liabilities and stockholders’ equity	$223,171	$207,232

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Revenues	$75,579	$78,330	$233,289	$234,393
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	56,253	53,807	166,931	160,675
Depreciation and amortization expense	2,329	2,207	6,318	6,280
Selling, general and administrative expense	17,725	16,794	56,716	51,484

Total costs and expenses	76,307	72,808	229,965	218,439

Operating income (loss)	(728)	5,522	3,324	15,954
Interest income and other income (expense), net	(79)	(341)	(279)	(99)
Interest expense	(230)	(263)	(828)	(758)

Income (loss) before income taxes	(1,037)	4,918	2,217	15,097
Income tax expense	(243)	(1,336)	(2,483)	(2,343)

Net income (loss)	$(1,280)	$3,582	$(266)	$12,754

Earnings (loss) per common share:
Basic	$(0.03)	$0.10	$(0.01)	$0.34
Diluted	$(0.03)	$0.10	$(0.01)	$0.34

Weighted-average number of common and common equivalent shares used in computing earnings (loss) per common share:
Basic	37,301	37,107	37,253	37,002
Diluted	37,301	37,284	37,253	37,293

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(1,280)	$3,582	$(266)	$12,754
Other comprehensive income (loss):
Change in pension net actuarial loss and prior service credit, net of tax	(215)	416	(35)	304
Foreign currency translation adjustments	1,330	(3,624)	1,581	(926)

Total other comprehensive income (loss)	1,115	(3,208)	1,546	(622)

Comprehensive income (loss)	$(165)	$374	$1,280	$12,132

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Nine Months Ended September 30, 2012 (Unaudited) and Year Ended December 31, 2011

(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	(Accumulated Deficit) Retained	Accumulated Other Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock	Total
Balances at January 1, 2011	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088
Net income	—	—	—	—	23,970	—	—	23,970
Stock-based compensation and stock option exercises	214,919	—	20	930	—	—	—	950
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(3,097)	—	(3,097)
Foreign currency translation adjustment	—	—	—	—	—	(1,022)	—	(1,022)

Balances at December 31, 2011	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889

Net loss	—	—	—	—	(266)	—	—	(266)
Stock-based compensation and stock option exercises	169,000	—	15	1,206	—	—	—	1,221
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(35)	—	(35)
Foreign currency translation adjustment	—	—	—	—	—	1,581	—	1,581

Balances at September 30, 2012	41,309,538	4,008,963	$4,780	$134,268	$11,331	$(10,976)	$(18,013)	$121,390

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(266)	$12,754
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,318	6,280
Provision for doubtful accounts	1,557	277
Stock-based compensation expense	684	519
Deferred income taxes	922	(1,270)
Other, net	719	432
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(1,591)	(6,855)
Inventories	(6,337)	(3,422)
Prepaid expenses and other current assets	2,763	1,437
Accounts payable	4,019	(1,053)
Accrued expenses and other current liabilities	3,517	(3,723)
Income taxes payable	(2,469)	380
Other, net	354	(128)

Net cash provided by operating activities	10,190	5,628

Investing activities:
Capital expenditures	(6,108)	(3,915)
Acquisitions of assets and business, net of cash acquired of $1,185 in 2011	(11,700)	(3,815)
Proceeds from sale of assets	121	131

Net cash used in investing activities	(17,687)	(7,599)

Financing activities:
Proceeds from issuance of debt	39,300	—
Payments on debt	(32,720)	(85)
Debt issuance costs	(595)	—
Issuance of common stock	537	271

Net cash provided by financing activities	6,522	186
Effect of exchange rate changes on cash	177	(287)

Decrease in cash and cash equivalents	(798)	(2,072)
Cash and cash equivalents at beginning of period	34,524	37,170

Cash and cash equivalents at end of period	$33,726	$35,098

Supplemental cash flow information:
Cash paid for interest	$637	$534
Cash paid for income taxes, net of refunds received	$3,585	$2,886

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquisition of business	$—	$5,300

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were immaterial during the three and nine months ended September 30, 2012 and 2011.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected further tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary difference are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized as an income tax expense or benefit in the period when the change is enacted.

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

Income tax expense differs from the expected tax at statutory rates due primarily to changes in valuation allowances for certain deferred tax assets and different tax rates in the various foreign jurisdictions. Additionally, the aggregate tax expense is not always consistent when comparing periods due to the changing mix of income (loss) before income taxes within the countries in which the Company operates. Interim period income tax expense or benefit is computed at the estimated annual effective income tax rate, unless adjusted for specific discrete items as required.

The tax benefit from uncertain tax positions is recognized only if it is more-likely-than-not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate where unrecognized non-current tax benefits are offset by fully reserved net operating loss carryforwards. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-12”). ASU 2011-12 provides an update to ASU 2011-05, which updated existing guidance on the presentation of comprehensive income. ASU 2011-12 defers the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company will consider this guidance as it completes its annual impairment evaluation but does not expect this guidance to have a material impact on its consolidated financial statements.

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

3. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is calculated as net income (loss) divided by the weighted-average number of shares of common stock outstanding during the period, including restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. Diluted earnings (loss) per share assumes issuance of the net incremental shares from stock options and restricted stock units when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings (loss) per share reflect the dilutive effect of common stock equivalents, including options to purchase shares of common stock and restricted stock units, using the treasury stock method.

Basic and diluted weighted-average common shares outstanding and earnings (loss) per share include the following (in thousands, except per share data):

	For the Three Months		For the Nine Months
	September 30,		Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(1,280)	$3,582	$(266)	$12,754

Basic weighted-average common shares outstanding	37,301	37,107	37,253	37,002
Dilutive effect of common stock equivalents	—	177	—	291

Diluted weighted-average common shares outstanding	37,301	37,284	37,253	37,293

Earnings (loss) per share:
Basic	$(0.03)	$0.10	$(0.01)	$0.34
Dilutive	$(0.03)	$0.10	$(0.01)	$0.34

Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	2,142	597	2,142	411

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Compensation and benefits[1]	$13,243	$12,120
Value added tax payable	1,328	766
Professional, audit and legal fees	1,309	824
Customer deposits	1,301	443
Taxes other than income	1,163	1,054
Estimated potential uninsured liability claims	1,034	1,320
Rent	538	435
Other employee related expenses	177	214
Interest	42	129
Other[2]	2,313	1,871

	$22,448	$19,176

[1]	Includes restructuring accruals of $0.3 million as of September 30, 2012 and December 31, 2011.
[2]	Includes restructuring accruals of $0.1 million and $0.4 million as of September 30, 2012 and December 31, 2011, respectively.

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

2010 Cost Reduction Initiative

The Company committed to a cost reduction initiative in the second quarter of 2010 (the “2010 Cost Reduction Initiative”) primarily related to the restructuring of certain functions within the Company’s EMEA operations (which includes operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The total restructuring costs estimated to be incurred in connection with the 2010 Cost Reduction Initiative are $4.0 million. As of September 30, 2012, total costs incurred since the inception of this initiative were approximately $3.8 million, with the remaining $0.2 million primarily related to lease termination costs.

Minimal restructuring costs related to this initiative were incurred in the three and nine months ended September 30, 2012 and 2011.

2012 Cost Reduction Initiative

In the second quarter of 2012, the Company committed to an additional cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative includes additional workforce reductions primarily within the Company’s selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the challenging economic conditions in the region. The Company now estimates the total costs to be incurred in connection with this initiative to be approximately $2.7 million, which primarily relate to one-time termination benefits, and all of which will result in future cash expenditures. As of September 30, 2012, the costs incurred since the inception of this cost reduction initiative totaled approximately $0.8 million.

For the three months ended September 30, 2012, restructuring costs of $0.1 million are included in operating costs. There were minimal restructuring costs incurred in selling, general and administrative expenses for the three months ended September 30, 2012. For the nine months ended September 30, 2012, restructuring costs of $0.2 million and $0.6 million are included in operating costs and selling, general and administrative expenses, respectively.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

Restructuring costs associated with the 2010 and 2012 Cost Reduction Initiatives were incurred in the Company’s EMEA segment and consist of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Severance and benefit costs	$38	$17	$682	$228
Lease termination costs	—	1	61	20
Other restructuring costs	47	7	89	22

Total	$85	$25	$832	$270

The activity related to reserves associated with the remaining cost reduction initiatives for the nine months ended September 30, 2012, is as follows (in thousands):

	Reserve at December 31, 2011	Charges	Cash payments	Foreign currency adjustments	Reserve at September 30, 2012
2010 Cost Reduction Initiative
Severance and benefit costs	$353	$1	$(58)	$(2)	$294
Lease termination costs	259	—	(235)	—	24
Other restructuring costs	98	—	(98)	—	—

2012 Cost Reduction Initiative
Severance and benefit costs	—	681	(668)	4	17
Lease termination costs	—	61	(61)	—	—
Other restructuring costs	—	89	(69)	1	21

Total	$710	$832	$(1,189)	$3	$356

Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations for 100 employees, all of which are within the Company’s EMEA segment.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Borrowings under the new revolving credit facility (the “New Credit Agreement”)	$39,300	$—
Borrowings under the previous revolving credit facility (the “Previous Credit Agreement”)	—	30,000
Capital leases	53	68
Notes payable (the “Notes”)	2,474	5,095

Total long-term debt	41,827	35,163
Less: current portion of long-term debt	(2,499)	(4,112)

Total long-term debt, non-current	$39,328	$31,051

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

On June 29, 2012, FWI borrowed an additional $9.3 million under its New Credit Agreement to fund the purchase of HSC. As of September 30, 2012, $39.3 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 2.0% at September 30, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at September 30, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $141.9 million as of September 30, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At September 30, 2012, FWI was in compliance with all covenants under the New Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.7 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $34.0 million at September 30, 2012.

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

Notes Payable

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes to the sellers’ equity holders (the “Notes”) for $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At September 30, 2012 and December 31, 2011, $2.5 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

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

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$257	$219	$771	$680
Interest cost	895	935	2,680	2,871
Expected return on plan assets	(794)	(909)	(2,378)	(2,793)
Amortization of prior service cost	(24)	(24)	(72)	(73)
Amortization of net actuarial loss	228	159	684	487

Net periodic pension cost	$562	$380	$1,685	$1,172

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.3% overall, 6.5% for equities and 3.4% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.0 million for 2012.

8. Stock-Based Compensation

The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three and nine months ended September 30, 2012, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.2 million and $0.7 million, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2011, respectively. The expense for the nine months ended September 30, 2012 included $0.1 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors.

During the first quarter of 2012, the Company granted 154,718 restricted stock units to certain employees with a grant date fair market value of $6.99 per share. The Company also granted 40,000 shares of restricted stock to its directors at a grant date fair value of $6.99 per share during the first quarter of 2012. In the second quarter of 2012, the Company granted options to an employee to purchase 30,000 shares of its common stock with a grant date fair market value of $4.77 per share. During the second quarter of 2012, the Company granted to certain employees 402,469 restricted stock units and options to purchase 801,658 shares of its common stock with a grant date fair market value of $4.63 per share. These restricted stock units and stock options are related to the Company’s Long-Term Equity Reward Program and are subject to forfeiture unless certain performance objectives are achieved. In the third quarter of 2012, the Company granted options to an employee to purchase 17,500 shares of its common stock with a grant date fair market value of $4.47 per share.

During the nine months ended September 30, 2011, the Company granted options to certain employees to purchase 70,000 shares of its common stock with a grant date fair market value of $4.15 per share and 95,841 restricted stock units with a grant date fair market value of $7.46 per share.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of September 30, 2012, the total unrecognized compensation expense related to stock options and restricted stock awards was $2.0 million and $2.5 million, respectively.

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30,	December 31,
	2012	2011
Net actuarial loss and prior service credit	$(16,797)	$(16,749)
Less: deferred tax benefit	4,238	4,225

Net of tax	(12,559)	(12,524)
Foreign currency translation adjustment	1,583	2

Total accumulated other comprehensive loss	$(10,976)	$(12,522)

10. Income Taxes

Income tax expense reflects the Company’s estimated annual effective income tax rate, adjusted in interim periods for specific discrete items as required, considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities. At the end of 2011, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets was reversed. For the three and nine months ended September 30, 2011, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, were fully offset by a corresponding change in the valuation allowance. Income tax expense recorded for the three and nine months ended September 30, 2011 consisted of income tax expense in foreign and certain state jurisdictions in which the Company operates, with the nine months ended September 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition.

For the nine months ended September 30, 2012 and 2011, the Company recorded income tax expense of $2.5 million and $2.3 million, respectively. For the three months ended September 30, 2012 and 2011, the Company recorded income tax expense of $0.2 million and $1.3 million, respectively. Current year income tax expense as a percent of income (loss) before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances compounded by the impact of the restructuring initiative, as compared to pre-tax income in other countries. As a result, income tax expense of $0.2 million was incurred despite a pre-tax loss for the three months ended September 30, 2012, while income tax expense as a percentage of income (loss) before income taxes was approximately 112.0% for the nine months ended September 30, 2012. The 2012 estimated annual effective income tax rate for countries without valuation allowances on their deferred tax assets is approximately 36.4%. This effective rate differs slightly from the U.S. statutory rate as domestic state taxes and other nondeductible expenses are substantially offset by lower statutory tax rates in other countries in which the Company operates.

Income tax expense as a percentage of income before income taxes was approximately 27.2% and 15.5% for the three and nine months ended September 30, 2011, respectively. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the nine months ended September 30, 2011 was 23.6%. The additional difference in the 2011 income tax rates from the U.S. statutory rate is primarily related to the full valuation allowance on U.S. deferred tax assets, as the reversal of the valuation allowance on U.S. deferred tax assets did not occur until the fourth quarter of 2011, as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowances and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2012 is as follows (in thousands):

Balance at December 31, 2011	$1,053
Additions based on tax positions	138
Reductions due to lapses of statutes of limitations	—

Balance at September 30, 2012	$1,191

Unrecognized tax benefits at September 30, 2012 and December 31, 2011 of $1.2 million and $1.1 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three or nine months ended September 30, 2012 or 2011 related to underpayments of income taxes or uncertain tax positions.

11. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.0 million and $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of September 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

The following is a summary of the financial information of the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia-Pacific	Reconciling Items	Total
Three months ended September 30, 2012:
Revenues from external customers¹	$39,623	$26,881	$9,075	$—	$75,579
Intersegment revenues²	1,791	1,915	199	(3,905)	—

Operating income (loss)³ [4]	$1,833	$1,846	$295	$(4,702)	$(728)
Allocation of headquarter costs [5]	(2,463)	(1,656)	(583)	4,702	—

Adjusted operating income (loss)	$(630)	$190	$(288)	$—	$(728)

Three months ended September 30, 2011:
Revenues from external customers¹	$34,858	$31,627	$11,845	$—	$78,330
Intersegment revenues²	325	1,505	175	(2,005)	—

Operating income (loss)³ [4]	$2,100	$3,959	$2,646	$(3,183)	$5,522
Allocation of headquarter costs [5]	(1,410)	(1,290)	(483)	3,183	—

Adjusted operating income	$690	$2,669	$2,163	$—	$5,522

Nine months ended September 30, 2012:
Revenues from external customers¹	$127,265	$77,393	$28,631	$—	$233,289
Intersegment revenues²	2,929	5,544	817	(9,290)	—

Operating income (loss)³ [4]	$12,432	$2,116	$3,108	$(14,332)	$3,324
Allocation of headquarter costs[5]	(7,801)	(4,750)	(1,781)	14,332	—

Adjusted operating income (loss)	$4,631	$(2,634)	$1,327	$—	$3,324

Nine months ended September 30, 2011:
Revenues from external customers¹	$116,028	$88,566	$29,799	$—	$234,393
Intersegment revenues²	2,684	4,206	264	(7,154)	—

Operating income (loss)³ [4]	$14,148	$8,041	$4,119	$(10,354)	$15,954
Allocation of headquarter costs [5]	(5,046)	(3,989)	(1,319)	10,354	—

Adjusted operating income	$9,102	$4,052	$2,800	$—	$15,954

[1]

Included in the Americas are domestic revenues of $38.4 million and $125.1 million for the three and nine months ended September 30, 2012, respectively, and $33.9 million and $109.9 million for the three and nine months ended September 30, 2011, respectively.

[2]	Reconciling Items represent eliminations or reversals of transactions between reportable segments.
[3]

Reconciling Items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting, and risk management, which are not allocated to reportable segments.

[4]

Includes corporate headquarter relocation charges of $0.1 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, in reconciling items, and includes restructuring charges of $0.1 million and $0.8 million in EMEA for the three and nine months ended September 30, 2012, respectively. Includes restructuring charges of $25 thousand and $0.3 million in EMEA for the three and nine months ended September 30, 2011, respectively.

[5]

Represents the allocation of headquarter costs and operating income (loss) had the Company allocated such costs based on the segments’ respective revenues. Historically, the Company has not allocated headquarter costs to its operating segments.

Goodwill in the Americas at September 30, 2012 and December 31, 2011 totaled $7.0 million and $6.1 million, respectively. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million, respectively, at each of September 30, 2012 and December 31, 2011.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	September 30,	December 31,
	2012	2011
Americas	$32,336	$21,661
EMEA	10,882	11,114
Asia-Pacific	4,740	5,500

Total long-lived assets	$47,958	$38,275

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

The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company does not have any derivatives or marketable securities. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of September 30, 2012 and December 31, 2011 approximated the carrying value as the majority of the Company’s debt fluctuates at market rates.

The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at September 30, 2012, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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

Financial Overview

For the three and nine months ended September 30, 2012, consolidated revenues decreased by $2.7 million and $1.1 million, respectively, compared to the three and nine months ended September 30, 2011. Operating results in 2012 have been negatively impacted due to several factors, including the effects of the Company’s cost reduction initiatives, the relocation of its corporate headquarters as well as certain integration, weather and execution related matters. In addition, current year results were unfavorably affected by the transitional effects of the formation and implementation of the Company’s strategic organizational initiative aligning its service lines, service delivery centers and operations functions globally to maximize its ability to achieve its sustained growth objectives. Consequently, results from operations for the three and nine months ended September 30, 2012 were $6.2 million and $12.6 million lower than the corresponding periods of 2011, respectively.

The Company has taken and continues to take specific actions in order to improve the operational and administrative efficiency of its EMEA operations. The Company committed to a cost reduction initiative in the second quarter of 2010, primarily related to the restructuring of certain functions within the Company’s EMEA operations. In the second quarter of 2012, the Company committed to an additional cost reduction initiative related to further restructuring of its European operations within EMEA. The additional restructuring initiative is expected to include workforce reductions primarily within the Company’s selling, general and administrative functions. The Company has taken these specific actions in order to reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the challenging economic conditions in the region, the duration of which is uncertain. The Company now estimates the total costs to be incurred in connection with this additional initiative to be approximately $2.7 million, principally all of which relates to one-time termination benefits. As of September 30, 2012, the costs incurred since the inception of the additional cost reduction initiative totaled approximately $0.8 million.

The Company had anticipated a greater portion of the restructuring initiative to be completed by the end of the quarter ended September 30, 2012, however certain statutory and administrative regulations have delayed the timing of certain actions. The Company intends to complete the remaining reduction actions by the end of 2012 and, accordingly, expects to recognize most of the remaining estimated $1.9 million of charges related to this initiative during the fourth quarter of 2012. For the cost reduction initiative commenced in 2010, total costs expected to be incurred are $4.0 million, of which $3.8 million have been incurred as of September 30, 2012, with the remaining $0.2 million related primarily to lease termination costs.

As a result of these cost reduction initiatives and corporate headquarter relocation costs, total restructuring and relocation costs for the three months ended September 30, 2012 negatively impacted operating loss and net loss by $0.2 million. These costs had minimal impact on the operating income and net income for the three months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, total restructuring and relocation costs negatively impacted operating income (loss) by $2.5 million and $0.3 million, respectively, and negatively impacted net income (loss) by $1.7 million and $0.2 million, respectively.

The Company’s net loss per share for the three and nine months ended September 30, 2012 was $(0.03) and $(0.01), respectively, compared to diluted earnings per share of $0.10 and $0.34 for the three and nine months ended September 30, 2011, respectively.

Results of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$75,579	$78,330	$233,289	$234,393
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	56,253	53,807	166,931	160,675
Depreciation and amortization expense	2,329	2,207	6,318	6,280
Selling, general and administrative expense	17,725	16,794	56,716	51,484

Total costs and expenses	76,307	72,808	229,965	218,439

Operating income (loss)	(728)	5,522	3,324	15,954
Interest income and other income (expense), net	(79)	(341)	(279)	(99)
Interest expense	(230)	(263)	(828)	(758)

Income (loss) before income taxes	(1,037)	4,918	2,217	15,097
Income tax expense	(243)	(1,336)	(2,483)	(2,343)

Net income (loss)	$(1,280)	$3,582	$(266)	$12,754

Earnings (loss) per common share:
Basic	$(0.03)	$0.10	$(0.01)	$0.34
Diluted	$(0.03)	$0.10	$(0.01)	$0.34

Additional Revenue Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
On-line services	$30,525	$30,877	$90,619	$90,426
Off-line services	32,082	33,083	103,452	103,261
Other services	12,972	14,370	39,218	40,706

Total revenues	$75,579	$78,330	$233,289	$234,393

Business Segment and Geographical Information

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenues:
Americas	$39,623	$34,858	$127,265	$116,028
EMEA	26,881	31,627	77,393	88,566
Asia-Pacific	9,075	11,845	28,631	29,799

Total revenues	75,579	78,330	233,289	234,393

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	29,919	25,135	90,695	79,761
EMEA	19,782	21,493	57,448	61,460
Asia-Pacific	6,552	7,179	18,788	19,454

Total operating costs (exclusive of depreciation and amortization)	56,253	53,807	166,931	160,675
Operating costs as a percentage of revenue	74.4%	68.7%	71.6%	68.5%

Depreciation and amortization expense
Americas, including corporate	1,550	1,175	3,808	3,363
EMEA	427	499	1,320	1,510
Asia-Pacific	352	533	1,190	1,407

Total depreciation and amortization expense	2,329	2,207	6,318	6,280
Depreciation and amortization expense as a percentage of revenue	3.1%	2.8%	2.7%	2.7%

Selling, general and administrative expense
Americas, including corporate[1]	11,022	9,631	34,669	29,086
EMEA	4,827	5,677	16,505	17,577
Asia-Pacific	1,876	1,486	5,542	4,821

Total selling general and administrative expense	17,725	16,794	56,716	51,484
Selling, general and administrative expense as a percentage of revenue	23.5%	21.4%	24.3%	22.0%

Total costs and expenses	$76,307	$72,808	$229,965	$218,439

[1]

Includes corporate overhead costs of $4.7 million and $14.3 million for the three and nine months ended September 30, 2012 (including $0.1 million and $1.6 million of relocation costs), respectively, and $3.2 million and $10.4 million for the three and nine months ended September 30, 2011, respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues

For the nine months ended September 30, 2012, consolidated revenues decreased by $1.1 million, or 0.5%, to $233.3 million, compared to $234.4 million for the nine months ended September 30, 2011. Changes related to foreign currency exchange rates unfavorably impacted revenues by $4.0 million, of which $3.5 million and $0.5 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $2.9 million, or 1.2%, for the nine months ended September 30, 2012 compared to the same period in 2011. This $2.9 million increase in revenues consisted of an $11.2 million increase in the Americas but were substantially offset by decreases of $7.6 million and $0.7 million in EMEA and Asia-Pacific, respectively. The increase in revenues in the Americas was primarily related to increases in off-line services, which included volume increases in on-site machining and valve repair services of approximately 15% when compared to revenues in the same period in 2011. The decrease in revenues in EMEA was primarily attributable to decreases in off-line services, which included volume decreases in valve repair, on-site machining and bolting services of approximately 19% when compared to revenues in the same period in 2011, as the Company’s central European locations within the EMEA region have continued to be negatively impacted by the economic crisis, resulting in unexpectedly lower revenue levels in most service lines. These decreases in revenues were partially offset by moderate volume increases in heat treatment services within off-line services as well as hot tapping services within on-line services. The decrease in revenues in Asia-Pacific was attributable to decreases in off-line and other services primarily in Singapore but was partially offset by increases in on-line services in Australia.

For the three months ended September 30, 2012, consolidated revenues decreased by $2.7 million, or 3.5%, to $75.6 million, compared to $78.3 million for the three months ended September 30, 2011. Changes related to foreign currency exchange rates unfavorably impacted revenues by $1.3 million, of which $1.2 million and $0.1 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues decreased by $1.4 million, or 1.8%, for the three months ended September 30, 2012 compared to the same period in 2011. This $1.4 million decrease in revenues consisted of decreases of $3.5 million and $2.7 million in EMEA and Asia-Pacific, respectively, which were partially offset by increases of $4.8 million in the Americas. Revenues in the recently completed quarter were negatively impacted by weather related issues in the Americas as well as the deferral of certain work expected to be completed in the third quarter of 2012. The increase in revenues in the Americas was primarily due to increases in off-line services, which related to volume increases in heat treatment, valve repair and on-site machining services of approximately 31% when compared to revenues in the same period in 2011. The decrease in revenues in EMEA was primarily related to decreases in off-line services and primarily related to volume decreases in valve repair services of approximately 16% when compared to revenues in the same period in 2011. The decrease in revenues in Asia-Pacific was primarily attributable to decreases in off-line services, which related to volume decreases in bolting, on-site machining and valve repair services of approximately 40%, when compared to revenues in the same period in 2011.

Operating Costs (exclusive of depreciation and amortization)

For the nine months ended September 30, 2012, operating costs, including $0.2 million of restructuring costs, increased $6.2 million, or 3.9%, to $166.9 million, compared to $160.7 million for the nine months ended September 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $3.1 million, of which $2.8 million and $0.3 million were related to favorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $9.3 million, or 5.8%, for the nine months ended September 30, 2012, compared to the same period in 2011. This change consisted of an $10.9 million increase in the Americas but was partially offset by decreases of $1.2 million and $0.4 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher material and labor costs of approximately 13% when compared to the same period in 2011, which were primarily attributable to the increase in revenues, however, were disproportionate to the increase in revenues due to lower than expected margin realization on certain jobs. The decrease in operating costs in EMEA was associated with moderate reductions in labor costs of approximately 4% but were partially offset by higher material costs when compared to the same period in 2011. These cost reductions, however, were not consistent with the decrease in revenues due to low margin realization, particularly in the first half of 2012 due to the continued challenges within the segment’s central European locations. The operating costs in Asia-Pacific decreased slightly compared to the prior period due to lower material costs but were partially offset by increases in labor costs, which were associated with the higher revenues in Australia.

For the three months ended September 30, 2012, operating costs increased $2.4 million, or 4.5%, to $56.2 million, compared to $53.8 million for the three months ended September 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $1.1 million, of which $1.0 million and $0.1 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased by $3.5 million, or 6.5%, for the three months September 30, 2012, compared to the same period in 2011. This change consisted of a $4.7 million increase in the Americas which was partially offset by decreases of $0.7 million and $0.5 in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily attributable to an increase in labor and material costs of approximately 20% and was partially associated with the increase in revenues when compared to the same period in 2011 as well as the lower than anticipated margins on certain jobs and the transitional effects and integration efforts associated with a late second quarter acquisition. In EMEA, the operating costs decrease was primarily related to a decrease in labor costs of approximately 9% when compared to the same period in 2011. The decrease in operating costs in Asia-Pacific was related to decreases in labor costs and travel expenses of approximately 8%, associated with decreases in revenues, when compared to the same period in 2011.

Operating costs as a percentage of revenue increased to 71.6% from 68.5% for the nine months ended September 30, 2012 and 2011, respectively, and increased to 74.4% from 68.7% for the three months ended September 30, 2012 and 2011, respectively. The percentage of operating costs to revenues for the three and nine months ended September 30, 2012 was higher compared to the same period in 2011 due to lower margin realization as a result of the factors noted above.

Depreciation and Amortization

For the three and nine months ended September 30, 2012, depreciation and amortization expense was consistent with the same periods in 2011. Changes related to foreign currency exchange rates were insignificant for the three and nine months ended September 30, 2012.

Depreciation and amortization expense as a percentage of revenue was 3.1% and 2.8% for the three months ended September 30, 2012 and 2011, respectively, and 2.7% for each of the nine months ended September 30, 2012 and 2011.

Selling, General and Administrative

For the nine months ended September 30, 2012, selling, general and administrative expenses, including $2.2 million of restructuring and relocation costs, increased $5.2 million, or 10.1%, to $56.7 million compared to $51.5 million for the nine months ended September 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $1.0 million, of which $0.9 million and $0.1 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses increased $6.2 million, or 12.0%, for the nine months ended September 30, 2012, compared to the same period in 2011. This $6.2 million increase in selling, general and administrative costs consisted of $5.6 million and $0.8 million in increases in the Americas and Asia-Pacific, respectively, offset by a $0.2 million decrease in EMEA. Selling, general and administrative expense increases in the Americas were related to $1.6 million of corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas, as well as an increase in personnel and related costs associated primarily with the Company’s strategic global organizational alignment initiative, and a moderate increase in professional fees when compared to the same period in 2011. In EMEA, selling, general and administrative costs were consistent with costs in the prior period as the decreases in salary and related costs were substantially offset by higher severance related restructuring costs, which totaled $0.6 million for the nine months ended September 30, 2012 compared to $0.1 million for the nine months ended September 30, 2011. In Asia-Pacific, increases in selling, general and administrative costs were primarily a result of the increased activity levels and general provisions within the region in the first half of 2012.

For the three months ended September 30, 2012, selling, general and administrative expenses, including $0.1 million of restructuring and relocation costs, increased $0.9 million, or 5.5%, to $17.7 million compared to $16.8 million for the three months ended September 30, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $0.3 million, all of which related to favorable impacts in EMEA. Excluding the foreign currency exchange rate impact, selling, general and administrative expenses increased $1.2 million, or 7.1%, for the three months ended September 30, 2012, compared to the same period in 2011. This $1.2 million increase in selling, general and administrative expenses consisted of $1.4 million and $0.4 million in increases in the Americas and Asia-Pacific, respectively, but was partially offset by decreases of $0.6 million in EMEA. The increase in selling, general and administrative expenses in the Americas was related to an increase in personnel and related costs of approximately 5%, associated primarily with the Company’s corporate headquarter relocation and strategic global organization alignment initiative, and higher travel and professional fees of approximately 5%, when compared to the same period in 2011. The three months ended September 30, 2012 included $0.1 million of additional corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas. Decreases in selling, general and administrative expenses in EMEA were a result of decreases in activity levels within the region as well as lower salary and related costs. There were minimal restructuring costs during the three months ended September 30, 2012 and 2011. In Asia-Pacific, increases in selling, general and administrative expenses were primarily related to the increased activity levels in Australia.

As a result of the above factors, selling, general and administrative costs, including restructuring and relocation costs, as a percentage of revenues increased to 23.5% and 24.3% for the three and nine months ended September 30, 2012, respectively, compared to 21.4% and 22.0% for the three and nine months ended September 30, 2011, respectively.

Other Income

Interest Income and Other Income (Expense), Net

For the nine months ended September 30, 2012, net expenses of interest income and other income (expense) increased to $0.3 million from $0.1 million in the same period in the prior year. For the three months ended September 30, 2012, net expenses of interest income and other income (expense) decreased to $0.1 million from $0.3 million when compared to the same periods in 2011. Changes within interest income and other income (expense) primarily related to fluctuations within foreign currency exchange gains and losses.

Interest Expense

For the nine months ended September 30, 2012, consolidated interest expense increased $0.1 million when compared to the same period in 2011. This increase was primarily related to the acceleration of $0.2 million of debt issuance costs which were expensed in the first quarter of 2012 due to the termination of the Previous Credit Agreement but were partially offset by lower average debt outstanding on notes payable. For the three months ended September 30, 2012, consolidated interest expense was consistent with the same period in 2011.

Income Taxes

Income tax expense reflects the Company’s estimated annual effective income tax rate, adjusted in interim periods for specific discrete items as required, considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities. At the end of 2011, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal and state deferred tax assets was reversed. For the three and nine months ended September 30, 2011, substantially all domestic federal income taxes, as well as certain state and foreign income taxes, were fully offset by a corresponding change in the valuation allowance. Income tax expense recorded for the three and nine months ended September 30, 2011 consisted of income tax expense in foreign and certain state jurisdictions in which the Company operates, with the nine months ended September 30, 2011 partially offset by a valuation allowance change resulting in a deferred tax benefit of $1.2 million related to the SLM acquisition.

For the nine months ended September 30, 2012 and 2011, the Company recorded income tax expense of $2.5 million and $2.3 million, respectively. For the three months ended September 30, 2012 and 2011, the Company recorded income tax expense of $0.2 million and $1.3 million, respectively. Current year income tax expense as a percentage of income (loss) before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances compounded by the impact of the restructuring initiative, as compared to pre-tax income in other countries. As a result, income tax expense of $0.2 million was incurred despite a pre-tax loss for the three months ended September 30, 2012, while income tax expense as a percentage of income (loss) before income taxes was approximately 112.0% for the nine months ended September 30, 2012. The 2012 estimated annual effective income tax rate for countries without valuation allowance on their deferred tax assets is approximately 36.4%. This effective tax rate differs slightly from the U.S. statutory rate as domestic state taxes and other nondeductible expense are substantially offset by lower statutory rates in other countries in which the Company operates. The Company expects its effective income tax rate to be somewhat reduced for the fourth quarter and the entire year of 2012 but to remain significantly higher than what would be considered a normalized effective tax rate in the low 30 percent range considering the mix of statutory tax rates in which the Company operates.

Income tax expense as a percentage of income before income taxes was approximately 27.2% and 15.5% for the three and nine months ended September 30, 2011, respectively. Excluding the $1.2 million acquisition related deferred tax benefit noted above, the effective income tax rate for the nine months ended September 30, 2011 was 23.6%. The additional differences in the 2011 income tax rates from the U.S. statutory rate is primarily related to the full valuation allowance on U.S. deferred tax assets, as the reversal of the valuation allowance on U.S. deferred tax assets did not occur until the fourth quarter of 2011, as well as changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowances and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.

Net cash provided by operating activities for the nine months ended September 30, 2012 was $10.2 million compared to $5.6 million in the nine months ended September 30, 2011. The increase in net cash provided by operating activities resulted from changes in working capital requirements, primarily within accounts payable and accrued expenses, as well as an increase in non-cash items in the current year, which were partially offset by a net loss and a decrease in other working capital requirement changes. Changes in working capital increased cash flow by approximately $0.3 million for the nine months ended September 30, 2012 compared with a decrease of $13.4 million for the same period in 2011. In addition, non-cash items for the nine months ended September 30, 2011 included a $1.2 million deferred tax benefit recorded in connection with the SLM acquisition.

Net cash used in investing activities increased to $17.7 million for the nine months ended September 30, 2012 from $7.6 million for the nine months ended September 30, 2011 primarily due to $9.3 million of cash paid in connection with the acquisition of the

Houston Service Center of MCC Holdings, Inc. (“HSC”) in 2012 as compared to $3.8 million of cash paid, net of cash acquired of $1.2 million, in connection with the SLM acquisition in 2011. In addition, capital expenditures increased to $6.1 million for the nine months ended September 30, 2012 from $3.9 million for the nine months ended September 30, 2011. The increase in capital expenditures in the 2012 period compared to the 2011 period is consistent with the Company’s expectations for increased capital investment in the current year.

Consolidated capital expenditures for the calendar year 2012 were initially budgeted at $14.0 million to $15.0 million, however based on the timing of projects and the current outlook for the remainder of 2012, the Company does not expect capital expenditures to exceed $10.0 million for the year. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2012 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.

Net cash provided by financing activities increased to $6.5 million for the nine months ended September 30, 2012 compared to $0.2 million for the nine months ended September 30, 2011. The Company entered into a new credit facility in March of 2012, and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility. Loan costs of $0.6 million were paid in connection with the new credit facility. In addition, during the nine months ended September 30, 2012, the Company borrowed an additional $9.3 million on its new credit facility to fund the HSC acquisition and made $2.7 million of principal payments on the notes payable related to the SLM acquisition.

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

On June 29, 2012, to fund the purchase of HSC, FWI borrowed an additional $9.3 million under its New Credit Agreement and as of September 30, 2012, $39.3 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 2.0% at September 30, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at September 30, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $141.9 million as of September 30, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At September 30, 2012, FWI was in compliance with all covenants under the New Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.7 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $34.0 million at September 30, 2012.

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

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable to the sellers’ equity holders (the “Notes”) for $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At September 30, 2012 and December 31, 2011, $2.5 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

The Company committed to certain cost reduction initiatives in the first half of 2010 and in the second quarter of 2012 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of September 30, 2012, the costs incurred since the inception of these two cost reduction initiatives totaled approximately $4.6 million. During the nine months ended September 30, 2012, the Company incurred $0.8 million in restructuring charges related to the 2010 and 2012 cost reduction initiatives and made cash payments of $1.2 million related to these initiatives. As of September 30, 2012, the remaining reserve associated with these initiatives totaled $0.4 million with estimated additional charges to be incurred of approximately $2.1 million, all of which are expected to require cash payments. Total workforce reductions for the 2010 and 2012 cost reduction initiatives included terminations for 100 employees in the Company’s EMEA segment.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the nine months ended September 30, 2012, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were immaterial during the three and nine months ended September 30, 2012 and 2011.

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

The Company uses market capitalization as the basis for its measurement of the Company’s fair value as management considers this approach the most meaningful measure, considering the quoted market price as providing the best evidence of fair value. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. The fair value is allocated to the reporting units based on relative fair values, considering factors including expected future discounted cash flows using reasonable and appropriate assumptions about the underlying business activities of each reporting unit. As of December 31, 2011, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the nine months ended September 30, 2012 which would warrant an additional impairment test in the current period. At September 30, 2012 and December 31, 2011, goodwill totaled $15.5 million and $14.6 million, respectively. Goodwill totaled $7.0 million and $6.1 million in the Americas at September 30, 2012 and December 31, 2011, respectively, and $6.6 million and $1.9 million at each of September 30, 2012 and December 31, 2011 in EMEA, and Asia-Pacific, respectively.

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

Stock-Based Compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the awards at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying, any cash dividends in the foreseeable future), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors). Certain of the restricted stock units and stock options awards are subject to forfeiture unless certain performance objectives are achieved.

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

The Company recognizes the tax benefit from uncertain tax positions only if it is more-likely-than-not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate where unrecognized non-current tax benefits are offset by fully reserved net operating loss carryforwards. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.

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

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update (“ASU 2011-12”). ASU 2011-12 provides an update to ASU 2011-05, which updated existing guidance on the presentation of comprehensive income. ASU 2011-12 defers the effective date for presentation of reclassification of items out of accumulated other comprehensive income to net income. The new disclosures are effective for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The Company will consider this guidance as it completes its annual impairment evaluation but does not expect the guidance to have a material impact on its consolidated financial statements.

Off-Balance Sheet Transactions

The Company was not a party to any off-balance sheet transactions, as defined in Item 303(a)(4)(ii) of Regulation S-K, at September 30, 2012 or December 31, 2011, or for the three or nine months ended September 30, 2012 or 2011.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $39.3 million at September 30, 2012, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.4 million.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three and nine months ended September 30, 2012 when compared to the three and nine months ended September 30, 2011. Substantially all of the revenue impact was mitigated with similar exchange effects on operating costs and selling, general and administrative expenses thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.

Based on the nine months ended September 30, 2012, foreign currency-based revenues and operating income of $108.2 million and $4.1 million, respectively, a ten percent decline in all applicable foreign currencies would result in a decrease in revenues and operating income of $9.8 million and $0.4 million, respectively.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2012. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 1. Legal Proceedings

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.0 million and $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of September 30, 2012 and December 31, 2011, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A. Risk Factors

During the quarter ended September 30, 2012, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2012.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2012.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2012.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 7, 2012.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: November 7, 2012