Form 10-K
period 2012-12-31
FURMANITE CORP
filed 2013-03-08
CIK 54441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $176,081,124 based on the closing price of the registrant’s common stock, $4.86 per share, reported on the New York Stock Exchange on such date.

There were 37,320,575 shares of the registrant’s common stock outstanding as of March 5, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2013 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FURMANITE CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including, but not limited to, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “might,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about itself and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. One is cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I

Item 1. Business

Company Overview

Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) such as leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services; and other services including smart shim services, concrete repair, engineering services, and valve and other products and manufacturing. These services and products are provided primarily to electric power generating plants, petroleum industry, which includes refineries and off-shore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates.

The Company was incorporated in Delaware on January 23, 1953. The Company’s principal operating office is located at 10370 Richmond Avenue, Suite 600, Houston, Texas 77042 and its telephone number is (713) 634-7777.

The Company files annual, quarterly, and other reports and information with the Securities and Exchange Commission (“SEC”) under the Exchange Act. These reports and other information that the Company files with the SEC may be obtained on the SEC website at www.sec.gov.

The Company also makes available free of charge on or through the Internet website, www.furmanite.com (select the “Financial Information” link under the “Investors” menu option), Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website free of charge are copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics, Corporate Governance Guidelines, and Anti-Bribery and Corruption Policy (select the “Governance” link under the “Investors” menu option). The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer and principal financial and accounting officer. A copy of this Annual Report on Form 10-K will be provided free of charge upon written request to Investor Relations at the Company’s address. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing with the SEC.

The Company’s common stock, no par value, trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “FRM”.

Business Segment Data and Geographical Information

See Note 14 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Operations

Furmanite’s business is specialized technical services that are provided to an international base of customers. Furmanite operations were founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits. In the 1960s, Furmanite expanded within the United Kingdom (“U.K.”), primarily through its leak sealing products and then into providing services. During the 1970s and 1980s, the Company grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. Furmanite was acquired by the Parent Company (Kaneb Services, Inc. at that time) in 1991 to diversify its operations and pursue international growth opportunities. In 2006, the Company, through an asset acquisition, expanded its valve repair and hot-tapping services along with expanding its location footprint in the United States, U.K., Belgium, and the Netherlands, and heat treating services were introduced in 2006. In 2007, Furmanite expanded its operating presence into Bahrain and mainland China and in 2008, expanded into Canada and West Africa to take advantage of existing customer relationships in the area and launch the full range of service lines to existing customers and other markets. In 2010, Furmanite continued to expand its operating presence in Europe to include offices in both Denmark and Sweden. In 2011, Furmanite expanded its onsite machining service capabilities with an asset acquisition to provide for large scale onsite machining. In 2012, Furmanite strengthened its valve repair capabilities with an asset acquisition to support its valve and actuator repair, maintenance and testing services. In addition, Furmanite entered the non-destructive testing and inspection market, introducing certain services based on customer demand, primarily within the Americas.

Products and Services

Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets” below). Other on-line services provided include hot tapping, line stopping, line isolation, composite repair, valve testing utilizing its Trevitest system, and visual inspection. In addition, the Company provides off-line services including on-site machining, bolting, valve repair, heat treating, ultrasonic, radiography, phased array, tube testing and repair on such systems and equipment. These services tend to complement leak sealing and other on-line services since these off-line services are usually performed while a plant or piping system is not operating. In addition, Furmanite provides concrete repair, engineering services, valve and other products and manufacturing. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For each of the years ended December 31, 2012, 2011 and 2010, on-line services represented approximately 39%, 39%, and 37%, respectively, of total revenues, while off-line services accounted for approximately 45%, 44%, and 46%, respectively, of total revenue and other industrial services represented approximately 16%, 17%, and 17%, respectively, of total revenues.

Furmanite’s on-line, leak sealing services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds over 120 trademarks and patents for its techniques, products, materials and equipment and continues to develop new and update existing patents, as it considers these efforts to be essential to its operations. The patents, which are registered in jurisdictions around the world, expire at various dates through December 2023. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group and manufacturing group that work with the on-site technicians in crafting these materials, tools and equipment.

Customers and Markets

Furmanite’s customer base includes petroleum refineries, chemical plants, mining operations, offshore energy production platforms, subsea piping systems, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 50 countries. Most of the revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other significant markets include offshore oil producers, mining operations and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements and the worldwide economic climate. No single customer accounted for more than 10% of the Company’s consolidated revenues during any of the past three fiscal years.

Furmanite believes that it is the most recognized brand in its industry. With an over 85-year history, Furmanite’s customer relationships are long-term and worldwide. All customers are served from the worldwide headquarters in Houston, Texas and the Company has a substantial presence in EMEA and Asia-Pacific. Furmanite currently operates over 25 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Fairfield, California; Torrance, California; Lombard, Illinois; Hobart, Indiana; Geismar, Louisiana; Gonzales, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Rock Hill, South Carolina;

Houston, Texas; La Porte, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located in countries on six continents in Aruba, Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Norway, Singapore, Sweden and the U.K. and by licensee and agency arrangements which are based in Argentina, Brazil, Dominican Republic, Egypt, Hungary, Italy, Japan, Mexico, Peru, Puerto Rico, Romania, South Africa, Thailand, Turkey and the United Arab Emirates. Revenues by major geographic region for 2012 were 56% for the Americas, 33% for EMEA and 11% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.

Furmanite’s leak sealing on-line and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Furmanite has select master service customer agreements, which can provide coverage for multiple years, and selected services with defined rates from which orders are then released with defined scopes of work. Other customer arrangements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during any of the years ended December 31, 2012, 2011 or 2010. Furmanite generally competes on the basis of service, product performance, technical know-how, engineering solutions and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of its multi-disciplined technicians to use proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.

Safety, Environmental and Other Regulatory Matters

Many aspects of Furmanite’s operations are subject to governmental regulation. Federal, state and local authorities of the U.S. and various foreign countries have each adopted safety, environmental and other regulations relating to the use of certain methods, practices and materials in connection with the performance of Furmanite’s services and operations. Further, because of the international operations, Furmanite is subject to a number of political and economic risks, including taxation policies, labor practices, currency exchange rate fluctuations, foreign exchange restrictions, local political conditions, import and export limitations and expropriation of equipment. Except in certain developing countries, where payment in a specified currency is required by contract, services are paid and operations are typically funded in the currency of the particular country in which the business activities are conducted, which help to mitigate the exchange rate exposure to some degree.

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

Furmanite is subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that environmental costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in environmental costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of December 31, 2012 and 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

Employees

At December 31, 2012, the Company had 1,833 employees. As of December 31, 2012, approximately 333 employees were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 169 employees in the U.K. who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.

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

Political, economic, regulatory or other conditions in foreign countries in which Furmanite operates could adversely affect the financial condition, results of operations or cash flow of the Company.

Operations in foreign jurisdictions accounted for approximately 45% of total revenues for the year ended December 31, 2012. The Company expects foreign operations to continue to be an important part of its business. Foreign operations are subject to a variety of risks, such as:

•	risks of economic instability;

•	potential adverse changes in taxation policies;

•	disruptions from labor and political disturbances;

•	adverse changes in tariffs or import or export restrictions; and

•	terrorist acts, acts of war or insurrections.

Terrorist acts, acts of war, political unrest, public health concerns, labor disputes or national disasters may disrupt our operations, as well as those of our customers. These types of acts could weaken domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay projects, which could have a material adverse impact on our business, operating results and financial condition, including loss of sales or customers.

In addition, as a result of our global operations, we face a variety of special United States and international legal and compliance risks, as well as to the risks of our domestic business. These federal, state and local laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include environmental, health and safety regulations, data privacy requirements, international labor laws, anti-corruption and bribery laws such as the United States Foreign Corrupt Practices Act (“FCPA”) and U.K. Bribery Act, and trade sanctions laws and regulations. In the event new laws and regulations are enacted or existing laws are amended, implementing compliance with such new or amended laws may result in a loss of revenue, increased costs of doing business and a change to our strategic objectives, all of which could adversely affect our results of operations. In addition, we are subject to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws.

Although the Company takes reasonable measures to comply with the FCPA and U.K. Bribery Act and to ensure that its employees, agents and intermediaries comply with the FCPA and U.K. Bribery Act, it cannot assure that such precautions will protect it against liability, particularly as a result of actions taken in the past, or which may be taken in the future for which the Company may have exposure under these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition, strategic objectives or cash flows.

The Company may be adversely affected by fluctuations in foreign currency exchange rates and foreign exchange restrictions.

The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. For the year ended December 31, 2012, foreign currency based revenues and operating income were $147.9 million and $5.8 million, respectively. Based on results of operations for the year ended December 31, 2012, the Company estimates that a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $13.4 million and $0.5 million, respectively.

The competitive position of Furmanite depends in part on the ability to protect its intellectual property.

The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds over 120 trademarks and patents for its techniques, products, materials and equipment. These patents are registered around the world and expire at various dates through December 2023. Although Furmanite believes it has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.

Furmanite’s services and products are offered in highly competitive markets, which limits the profit margins and the ability to increase market share.

The markets for Furmanite’s services and products are highly competitive. Furmanite competes against large and well established national and international companies as well as regional and local companies. Furmanite also competes with the in-house maintenance departments of customers or potential customers. Competition is based on service, performance and price. If Furmanite does not compete successfully, the business and results of operations could be adversely affected.

If the Company loses any key personnel, the ability to manage the business and continue the growth of the Company could be negatively impacted.

The Company’s success is highly dependent on the efforts of its executive officers and key employees. If any of the Company’s key employees leave, its business may suffer. The growth of the Company’s business is also largely dependent upon its ability to attract and retain qualified personnel in all areas of its business, including technicians and management. If the Company is unable to attract and retain such qualified personnel, it may be forced to limit growth, and its business and operating results could suffer. Organizational changes within the Company could also impact its ability to retain personnel.

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

The adoption and implementation of any regulations which impose limiting emissions of carbon dioxide and other greenhouse gases from customers for whom the Company provides repair and maintenance services could adversely affect demand for the Company’s services and products. Furthermore, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if any such effects were to occur in regions where the Company operates, it could have an adverse effect on the Company’s assets and operations. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company.

Our insurance policies may not cover all claims against us or may be insufficient to cover such claims.

We may be subject to various types of claims, including personal injury and property damage. We maintain insurance coverage against these and other risks associated with our business. However, this insurance may not protect us against liability from certain events. We cannot assure that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure that we will be able in the future to maintain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

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

The Parent Company’s corporate headquarters is located in an office building in Houston, Texas, pursuant to a lease agreement that expires in May 2019 and requires monthly lease payments of approximately $36,000 plus certain operating expenses, with annual increases ratably up to approximately $47,000 plus certain operating expenses by 2019 and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for four properties located in the U.K. and seven properties located in the U.S., which are company-owned.

Item 3. Legal Proceedings

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of December 31, 2012 and 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers (collectively “the defendants”) and naming the Company as a nominal party. The petition alleged the defendants breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requested that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it and on February 15, 2013, the case was dismissed.

Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of December 31, 2012 and 2011, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock trades on the NYSE under the symbol “FRM”.

The following table sets forth the range of high and low sales prices per share of the Company’s common stock as reported on the NYSE for the periods indicated:

Years Ended December 31,	High	Low
2012:
First Quarter	$8.05	$5.89
Second Quarter	$6.63	$4.10
Third Quarter	$6.05	$4.00
Fourth Quarter	$5.84	$3.69
2011:
First Quarter	$8.08	$6.38
Second Quarter	$8.60	$6.24
Third Quarter	$8.30	$4.77
Fourth Quarter	$7.43	$5.02

At March 5, 2013, there were approximately 2,087 stockholders of record.

The Company currently intends to retain future earnings for the development of its business, has not paid any cash dividends on its common stock during fiscal 2012 and fiscal 2011, and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facility for the working capital of FWI contains restrictions on its ability to pay dividends or distributions to the Company. At December 31, 2012, FWI was in compliance with all applicable debt covenants under its credit facility.

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities by the Company or Affiliated Purchases

None.

Item 6. Selected Financial Data

The following selected financial data (in thousands, except per share amounts) is derived from the Company’s Consolidated Financial Statements and should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statements of Operations Data:
Revenues	$326,492	$316,207	$285,953	$275,940	$320,942
Total costs and expenses¹	318,980	295,756	272,293	274,406	293,941

Operating income ¹	7,512	20,451	13,660	1,534	27,001
Interest expense, net of interest and other income	(1,342)	(1,143)	(394)	(945)	(1,445)

Income before income taxes	6,170	19,308	13,266	589	25,556
Income tax (expense) benefit ²	(5,365)	4,662	(3,780)	(3,419)	(3,688)

Net income (loss) ² ³	$805	$23,970	$9,486	$(2,830)	$21,868

Earnings (loss) per share:
Basic	$0.02	$0.65	$0.26	$(0.08)	$0.60
Diluted	$0.02	$0.64	$0.26	$(0.08)	$0.59

[1]

Includes restructuring charges of $3.6 million, $0.4 million, $5.7 million and $1.1 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively, relocation charges of $1.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges of $0.4 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

[2]

Includes a $7.7 million income tax benefit related to a reversal of the valuation allowance on the net deferred tax assets in the United States and a $1.2 million acquisition related income tax benefit for the year ended December 31, 2011

[3]

Includes restructuring charges, net of tax of $3.4 million, $0.3 million, $5.2 million and $0.9 million for the years ended December 31, 2012, 2011, 2010 and 2009, respectively. Includes relocation charges, net of tax, of $1.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges, net of tax, of $0.2 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Cash and cash equivalents	$33,185	$34,524	$37,170	$36,117	$30,793
Working capital	106,854	103,761	88,181	79,611	83,826
Total assets	231,628	207,232	182,101	174,989	173,278
Long-term debt, less current portion	39,609	31,051	30,085	30,139	35,363
Stockholders’ equity	119,079	118,889	98,088	85,330	91,317

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report on Form 10-K.

Business Overview

Furmanite Corporation, (the “Parent Company”), together with its subsidiaries (collectively the “Company” or “Furmanite”) was incorporated in 1953 and conducts its principal business through its subsidiaries in the technical services industry. The Company’s common stock, no par value, trades under the ticker symbol “FRM” on the NYSE.

The Company provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) which include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services; and other services including smart shim services, concrete repair, engineering services as well as valve and other products and manufacturing. These services and products are provided primarily to electric power generating plants, petroleum industry, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific, through Furmanite.

Financial Overview

For the year ended December 31, 2012, consolidated revenues increased by $10.3 million compared to the year ended December 31, 2011, primarily related to increases within off-line services in the Americas including heat treatment and on-site machining services. Operating results in 2012 have been negatively impacted due to several non-operational factors, including the effects of cost reduction initiatives and the relocation of the Company’s corporate headquarters, as well as certain integration, weather and execution related matters. In addition, 2012 results were unfavorably affected by the transitional effects of the formation and implementation of the Company’s strategic organizational initiative aligning its services lines, service delivery centers and operations functions globally to maximize its ability to achieve its sustained growth objectives. Consequently, operating income for the year ended December 31, 2012 was $12.9 million lower than the year ended December 31, 2011. Income tax expenses were significantly higher in 2012 due to a combination of circumstances, in contrast to 2011 when income taxes were favorably impacted by a non-operating tax benefit of $8.9 million related to a $7.7 million valuation allowance reversal adjustment as well as an acquisition related deferred tax benefit of $1.2 million. As a result of the items noted above, the Company’s net income for the year ended December 31, 2012 decreased by $23.2 million compared to the year ended December 31, 2011.

In the second quarter of 2012, the Company committed to a cost reduction initiative related to further restructuring of its European operations within EMEA. The additional restructuring initiative included workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continuing challenging economic conditions in the region, the duration of which is uncertain. As of December 31, 2012, the Company has substantially completed the 2012 cost reduction initiative with total restructuring costs incurred of approximately $3.4 million for the year ended December 31, 2012, principally all of which relates to one-time termination benefits. The Company estimates the effects of this initiative will result in annual cost reductions, at 2012 activity levels, of approximately $3.0 million, primarily compensation expenses, approximately two-thirds of which will affect operating costs with the remaining one-third impacting selling, general and administrative costs.

Remaining impacts on operations related to the wind up of prior cost reduction activities, initiated in 2009 and 2010 and which included planned workforce reductions and restructuring of certain functions primarily in EMEA and to a lesser extent in the Americas, were insignificant during the years ended December 31, 2012 and 2011, totaling $0.2 million and $0.4 million, respectively. The combined effect on operations from these initiatives for the year ended December 31, 2010 totaled $5.7 million.

These cost reduction initiatives, as well as direct corporate headquarter relocation costs of $1.6 million in 2012, negatively impacted operating income by $5.2 million, $0.4 million and $5.7 million and net income by $4.3 million, $0.3 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s diluted earnings per share were $0.02, $0.64 and $0.26 per share for the years ended December 31, 2012, 2011 and 2010, respectively.

Results of Operations

	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Revenues	$326,492	$316,207	$285,953
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)¹	233,337	219,146	194,594
Depreciation and amortization expense	8,889	8,231	6,490
Selling, general and administrative expense²	76,754	68,379	71,209

Total costs and expenses	318,980	295,756	272,293

Operating income	7,512	20,451	13,660
Interest income and other income (expense), net	(237)	(126)	549
Interest expense	(1,105)	(1,017)	(943)

Income before income taxes	6,170	19,308	13,266
Income tax (expense) benefit³	(5,365)	4,662	(3,780)

Net income[4]	$805	$23,970	$9,486

Earnings per share:
Basic	$0.02	$0.65	$0.26
Diluted	$0.02	$0.64	$0.26

[1]

Includes restructuring charges of $2.3 million, $0.2 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively and an impairment charge of $0.9 million for the year ended December 31, 2011.

[2]

Includes restructuring charges of $1.3 million, $0.2 million and $3.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, relocation charges of $1.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and an impairment charge of $0.4 million for the year ended December 31, 2012.

[3]

Includes a $7.7 million income tax benefit related to a reversal of the valuation allowance on the net deferred tax assets and a $1.2 million acquisition related deferred tax benefit for the year ended December 31, 2011.

[4]

Includes restructuring charges, net of tax of $3.4 million, $0.3 million and $5.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Includes relocation charges, net of tax, of $1.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges, net of tax, of $0.2 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

Additional Revenue Information:	Years Ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
On-line services	$126,819	$124,836	$104,651
Off-line services	146,013	137,883	132,171
Other services	53,660	53,488	49,131

Total revenues	$326,492	$316,207	$285,953

Business Segment and geographical information

	Years Ended December 31,
	2012	2011	2010
	(in thousands)
Revenue:
Americas	$182,806	$158,515	$135,174
EMEA	106,298	118,649	109,373
Asia-Pacific	37,388	39,043	41,406

Total Revenue	326,492	316,207	285,953
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	128,277	109,305	90,691
EMEA	79,965	84,028	80,429
Asia-Pacific	25,095	25,813	23,474

Total operating costs (exclusive of depreciation and amortization)	233,337	219,146	194,594
Operating costs as a percentage of revenue	71.5%	69.3%	68.1%
Depreciation and amortization expense
Americas, including corporate	5,519	4,582	3,450
EMEA	1,798	2,011	1,885
Asia-Pacific	1,572	1,638	1,155

Total depreciation and amortization expense	8,889	8,231	6,490
Depreciation and amortization expense as a percentage of revenue	2.7%	2.6%	2.3%
Selling, general and administrative expense
Americas, including corporate¹	48,426	38,558	40,192
EMEA	21,350	23,629	25,128
Asia-Pacific	6,978	6,192	5,889

Total selling general and administrative expense	76,754	68,379	71,209
Selling, general and administrative expense as a percentage of revenue	23.5%	21.6%	24.9%

Total costs and expenses	$318,980	$295,756	$272,293

[1]

Includes corporate overhead costs of $17.7 million, $13.7 million and $15.4 million for the years ended December 31, 2012, 2011 and 2010, (including $1.6 million, $0.1 million and nil of relocation costs), respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues

For the year ended December 31, 2012, consolidated revenues increased by $10.3 million, or 3.3%, to $326.5 million, compared to $316.2 million for the year ended December 31, 2011. Changes related to foreign currency exchange rates unfavorably impacted revenues by $3.7 million, of which $3.5 million and $0.2 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $14.0 million, or 4.4%, for the year ended December 31, 2012 compared to the same period for 2011. This $14.0 million increase in revenues consisted of a $24.2 million increase in the Americas but was partially offset by an $8.8 million decrease in EMEA and a $1.4 million decrease in Asia-Pacific. The increase in revenues in the Americas was primarily related to increases in its off-line services which included increases in on-site machining, valve repair and heat treatment services of approximately 24% when compared to revenues in the same period in 2011. The decrease in revenues in EMEA was primarily attributable to decreases in off-line services, which included volume decreases in valve repair, bolting and on-site machining services of approximately 15% when compared to revenues in the same period in 2011, as the Company’s central European locations within the EMEA region have continued to be negatively impacted by the economic crisis, resulting in sustained lower revenue levels in most service lines. These decreases in revenues were partially offset by moderate volume increases in heat treatment services within off-line services. In addition, other services within the EMEA region decreased primarily related to volume decreases within product and manufacturing services, primarily related to the Company’s decision to exit the heat exchanger business in Germany at the end of 2011. The decrease in revenues in Asia-Pacific was attributable to decreases in off-line and other services primarily in Singapore but was partially offset by increases in on-line services in Australia.

For the year ended December 31, 2011, consolidated revenues increased by $30.3 million, or 10.6%, to $316.2 million, compared to $285.9 million for the year ended December 31, 2010. Changes related to foreign currency exchange rates favorably impacted revenues by $9.8 million, of which $5.5 million, $4.0 million and $0.3 million were related to favorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $20.5 million, or 7.2%, for the year ended December 31, 2011 compared to the same period for 2010. This $20.5 million increase in revenues consisted of a $23.0 million increase in the Americas and a $3.8 million increase in EMEA, partially offset by a $6.3 million decrease in Asia-Pacific. The increase in revenues in the Americas was related to increases in both on-line and off-line services. The revenue increase within the Americas’ on-line services related to volume increases in leak sealing, line stopping and hot tapping services of approximately 26% when compared to revenues in the same period for 2010. Revenues increased within off-line services by approximately 8% when compared to revenues in 2010 and were attributable to increases in bolting and on-site machining services. The increase in revenues in EMEA was primarily attributable to increases in on-line services. The revenue increase in on-line services in EMEA was primarily related to volume increases in leak sealing and composite repair services of approximately 13% when compared to revenues in the same period for 2010. The decrease in revenues in Asia-Pacific was attributable to decreases in both on-line and off-line services. The decrease within on-line services in Asia-Pacific primarily related to volume decreases in hot tapping services in Singapore as a large hot tapping project concluded in late 2010, resulting in an approximate 29% decrease in hot tapping services when compared to revenue in the same period in 2010. The decrease in off-line services in Asia-Pacific is primarily related to volume decreases in bolting services in Australia of approximately 12% due to inclement weather conditions in the first half of 2011 but these decreases were substantially offset by a 10% increase in on-site machining services when compared to revenues in the same period in 2010.

Operating Costs (exclusive of depreciation and amortization)

For the year ended December 31, 2012, operating costs, including $2.3 million of restructuring costs, increased $14.2 million, or 6.5%, to $233.3 million, compared to $219.1 million for the year ended December 31, 2011. Changes related to foreign currency exchange rates favorably impacted costs by $2.9 million, of which $2.8 million and $0.1 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $17.1 million, or 7.8%, for the year ended December 31, 2012, compared to the same period in 2011. This change consisted of a $19.0 million increase in the Americas but was partially offset by decreases of $1.3 million and $0.6 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher material and labor costs of approximately 16% when compared to the same period in 2011, which were primarily attributable to the increase in revenues, and to a lesser extent due to lower margin realization on certain jobs. The decrease in operating costs in EMEA was associated with moderate reductions in labor and material costs of approximately 3% when compared to the same period in 2011. In addition, the year ended December 31, 2011 included an impairment charge of $0.9 million related to a write down of certain assets related to the heat exchanger business. Substantially offsetting the decrease in EMEA were $2.3 million of severance related restructuring costs for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. The overall decrease in costs in EMEA was disproportionate with the decrease in revenues due to underutilization of technicians, particularly in the first half of 2012 due to the continued challenges within the segment’s central European locations, and indirect effects associated with the restructuring initiative. The operating costs in Asia-Pacific decreased slightly compared to 2011 due to lower material costs but were partially offset by increases in labor costs, which were associated with the higher revenues in Australia.

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

Operating costs as a percentage of revenue were 71.5% and 69.3% for the years ended December 31, 2012 and 2011, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2012 compared to the same period for 2011 due to the result of the factors noted above. Excluding impairment and restructuring costs of $2.3 million and $1.1 million, respectively, operating costs as a percentage of revenue were 70.7% and 68.9% for the years ended December 31, 2012 and 2011, respectively.

Operating costs as a percentage of revenue were 69.3% and 68.1% for the years ended December 31, 2011 and 2010, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2011 compared to the same period for 2010 due in part to certain higher margin large jobs in 2010 which did not recur in 2011, impairment costs incurred in 2011 as well as the Company broadening its range of services to include projects with slightly lower margins. Excluding impairment and restructuring costs of $1.1 million and $2.0 million, respectively, operating costs as a percentage of revenue were 68.9% and 67.4% for the years ended December 31, 2011 and 2010, respectively.

Depreciation and Amortization Expense

For the year ended December 31, 2012, depreciation and amortization expense increased $0.7 million, or 8.0%, when compared to the year ended December 31, 2011. Changes related to foreign currency exchange rates were insignificant in 2012. Depreciation and amortization expense increased in the Americas as a result of $11.9 million of acquired long term and intangible assets related to asset acquisitions made during 2012 as well as the effects of capital expenditures of approximately $9.3 million placed in service over the twelve-month period ended December 31, 2012. Depreciation and amortization expense related to 2012 acquisition-related assets was $0.9 million for the year ended December 31, 2012.

For the year ended December 31, 2011, depreciation and amortization expense increased $1.7 million, or 26.8%, when compared to the year ended December 31, 2010. Changes related to foreign currency exchange rates unfavorably impacted depreciation and amortization expense by $0.3 million for the year ended December 31, 2011. Excluding foreign currency exchange rate impact, depreciation and amortization expense was $1.4 million higher in 2011 compared to the same period in 2010. Depreciation and amortization expense increased, in the Americas and Asia-Pacific, as a result of the stock and asset acquisition of Self Leveling Machines, Inc. and Self Levelling Machine Pty. Ltd. (collectively “SLM”) as well as the effects of capital expenditures of approximately $6.5 million placed in service over the twelve-month period ended December 31, 2011. Depreciation and amortization expense related to the SLM acquisition was $0.9 million for the year ended December 31, 2011 (see “Liquidity and Capital Resources” for additional information on the SLM acquisition).

Depreciation and amortization expense as a percentage of revenue was 2.7%, 2.6% and 2.3% for the years ended December 31, 2012, 2011 and 2010, respectively.

Selling, General and Administrative Expense

For the year ended December 31, 2012, selling, general and administrative expenses, including $2.9 million of restructuring and relocation costs, increased $8.4 million, or 12.3%, to $76.8 million compared to $68.4 million for the year ended December 31, 2011. Changes related to foreign currency exchange rates during 2012 favorably impacted costs by $1.0 million, all of which related to favorable impacts from EMEA. Excluding the foreign currency exchange rate impacts, the $9.4 million increase in selling, general and administrative costs consisted of $9.9 million and $0.8 million increases in the Americas and Asia-Pacific, respectively, partially offset by a decrease of $1.3 million in EMEA. The increase in selling, general and administrative expenses in the Americas was related to increased activity levels, as well as $1.6 million of direct corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas and increases in personnel and related costs associated primarily with the Company’s strategic global organizational alignment initiative and certain provisions. In addition, an impairment charge of $0.4 million was incurred related to certain intangible assets. In EMEA, decreases in selling, general and administrative costs were a result of reductions in salary and related costs and professional fees of approximately 9% when compared to the same period in 2011 but were partially offset by an increase in restructuring costs which increased from $0.2 million for the year ended December 31, 2011 to $1.3 million for the year ended December 31, 2012. In Asia-Pacific, increases in selling, general and administrative costs were primarily a result of the increased activity levels in Australia and general provisions within the region.

For the year ended December 31, 2011, selling, general and administrative expenses decreased $2.8 million, or 3.9%, to $68.4 million compared to $71.2 million for the year ended December 31, 2010. Changes related to foreign currency exchange rates unfavorably impacted costs by $1.7 million, of which $1.1 million and $0.6 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impacts, the $4.5 million decrease in selling, general and administrative costs consisted of $1.6 million, $2.6 million and $0.3 million decreases in the Americas, EMEA and Asia-Pacific, respectively. The decrease in selling, general and administrative expenses in the Americas was primarily related to reductions in salary and benefit costs within corporate of approximately 5% in 2011 when compared to the same period in 2010. In addition, the year ended December 31, 2010 included corporate charges of approximately $0.5 million incurred in connection with the retirement of the Company’s former Chairman and Chief Executive Officer and severance and other restructuring related charges of $0.4 million. In EMEA, decreases in selling, general and administrative costs were primarily a result of reductions in restructuring costs which decreased from $3.3 million for the year ended December 31, 2010 to $0.2 million for the year ended December 31, 2011. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of reductions in salary and related costs of approximately 13% in 2011 when compared to the same period in 2010.

Selling, general and administrative costs, as a percentage of revenue were 23.5%, 21.6% and 24.9% for the years ended December 31, 2012, 2011 and 2010, respectively. The percentage of selling, general and administrative costs to revenues increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due principally to restructuring costs and the timing of the realization of the effects of this initiative as well as the impact of the corporate headquarters’ relocation. The percentage of selling, general and administrative costs to revenues decreased for the year ended December 31, 2011 compared to the same period for 2010 due to lower restructuring costs plus the realization of prior years’ restructuring benefits. Excluding restructuring, relocation and impairment costs of $3.3 million, $0.3 million and $3.7 million, selling general and administrative costs as a percentage of revenue were 22.5%, 21.5% and 23.6% for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Income

Interest Income and Other Income (Expense), Net

For the year ended December 31, 2012, consolidated interest income and other income (expense) were comparable to the same period in 2011. Consolidated interest income and other income (expense) for the year ended December 31, 2011 changed unfavorably by $0.7 million when compared to the same period in 2010.

Changes within interest income and other income (expense) primarily relate to fluctuations within foreign currency exchange transaction gains and losses.

Interest Expense

For the year ended December 31, 2012, consolidated interest expense increased slightly by $0.1 million when compared to the same period for 2011. The increase in interest expense for the year ended December 31, 2012 was related to the acceleration of $0.2 million of debt issuance costs which were expensed in 2012 due to the termination of the Previous Credit Agreement (as defined below).

For the year ended December 31, 2011, consolidated interest expense increased slightly by $0.1 million when compared to the same period for 2010. The increase in interest expense for the year ended December 31, 2011 was due to interest expense associated with the SLM acquisition.

Interest rates on the outstanding debt for the credit facility were consistent for the years ended December 31, 2012, 2011 and 2010.

Income Taxes

The Company incurred income tax expense of $5.4 million for the year ended December 31, 2012. Fiscal 2012 income tax expense as a percentage of income before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances, compounded by the impact of the restructuring initiative, as compared to net pre-tax income in other countries. As a result, income tax expense as a percentage of income before income taxes was approximately 87.0% for the year ended December 31, 2012. The 2012 effective income tax rate for countries without valuation allowances on their deferred tax assets is approximately 39.0%. This effective tax rate differs from the U.S. statutory rate as domestic state taxes and non-deductible expenses are only partially offset by lower statutory rates in other counties in which the Company operates and incurs income tax liability.

For the year ended December 31, 2011, income tax benefit as a percentage of income before income taxes was 24.1%. Excluding the $1.2 million acquisition related deferred tax benefit and the $7.7 million valuation allowance reversal related benefit, income tax expense as a percentage of income before taxes would have been 21.9% for the year ended December 31, 2011. For the year ended December 31, 2010, income tax expense as a percentage of income before taxes was 28.5%. Remaining differences in income tax rates from the statutory rate in both 2011 and 2010 are related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

The lower income tax rates in 2011 and 2010 resulted from the aforementioned valuation allowance on U.S. federal tax assets in prior years. With the reversal of this valuation allowance at the end of 2011, the tax expense beginning in 2012 now includes the U.S. federal tax expense associated with U.S. pre-tax income

The Company estimates its effective income tax rate to reflect a normal blended tax rate in the low to mid 30% range beginning in 2013, considering the statutory income tax rates in the countries in which the Company incurs tax liabilities, and based on the expectation that the drivers of the favorable and unfavorable tax impacts noted above will be substantially reduced or eliminated going forward.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.

Net cash provided by operating activities was $14.9 million for the year ended December 31, 2012 compared to $7.9 million for the year ended December 31, 2011. The increase in net cash provided by operating activities resulted from changes in working capital requirements, primarily within accounts payable and accrued expenses and other current liabilities, as well as an increase in non-cash items, primarily deferred income taxes, in 2012, which were partially offset by a decrease in net income. Changes in working capital increased cash flow by approximately $0.7 million for the year ended December 31, 2012 compared with a decrease of $17.0 million for the same period in 2011. In addition, non-cash items for the year ended December 31, 2011 included a $7.7 million income tax benefit related to a reversal of the valuation allowance on the deferred tax assets in the United States and a $1.2 million acquisition related deferred tax benefit.

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

Net cash used in investing activities increased to $21.7 million for the year ended December 31, 2012 from $10.4 million for the year ended December 31, 2011 primarily due to $9.3 million of cash paid in connection with acquisition of the Houston Service Center of MCC Holdings, Inc. (“HSC”) in 2012 as compared to $3.8 million of cash paid, net of cash acquired of $1.2 million, in connection with the SLM acquisition in 2011. In addition, capital expenditures increased to $9.3 million for the year ended December 31, 2012 from $6.5 million for the year ended December 31, 2011. The increase in capital expenditures in 2012 compared to 2011 is consistent with the Company’s expectations for increased capital investments for 2012.

Net cash used in investing activities increased to $10.4 million for the year ended December 31, 2011 from $7.1 million for the year ended December 31, 2010 primarily due to $3.8 million of cash paid, net of cash acquired of $1.2 million, in connection with the SLM acquisition. The increase in cash used related to the SLM acquisition was partially offset by a reduction in capital expenditures from $7.3 million for the year ended December 31, 2010 to $6.5 million for the year ended December 31, 2011. The decrease in capital expenditures in 2011 compared to the prior year was due to the timing of when capital projects were acquired or placed in service in 2011 compared to 2010 and not related to any other factor.

Consolidated capital expenditures for the calendar year 2013 have been budgeted at approximately $16.0 million. The expected increase in capital expenditures over 2012 capital expenditures is based on the Company’s requirements for estimated maintenance capital as well as in support of its growth investment strategy. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed or be less than anticipated amounts during 2013 or thereafter. Capital expenditures during 2013 are expected to be funded from existing cash and anticipated cash flows from operations.

Net cash provided by financing activities was $5.1 million for the year ended December 31, 2012 compared to $0.1 million for the year ended December 31, 2011. The Company entered into a new credit facility in March of 2012, and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility. Loan costs of $0.6 million were paid in connection with the new credit facility. In addition, during the year ended December 31, 2012, the Company borrowed an additional $9.3 million on its new credit facility to fund the HSC acquisition and made $4.2 million of principal payments on the notes payable related to the SLM acquisition.

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

Cash held in the bank accounts of foreign subsidiaries at December 31, 2012 was $15.4 million. The Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. If the Company were to repatriate the cash held by its foreign subsidiaries, the Company would be required to accrue and pay income taxes in the United States.

On March 5, 2012, certain foreign subsidiaries of FWI (the “designated borrowers”) and FWI entered into a new credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the New Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the New Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the New Credit Agreement may not exceed $50.0 million in the aggregate.

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

On June 29, 2012, FWI borrowed an additional $9.3 million under its New Credit Agreement to fund the purchase of HSC. As of December 31, 2012, $39.3 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 2.0% at December 31, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at December 31, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $146.6 million as of December 31, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At December 31, 2012, FWI was in compliance with all covenants under the New Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.6 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $34.1 million at December 31, 2012.

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

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes to the sellers’ equity holders (the “Notes”) for $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At December 31, 2012 and 2011, $1.0 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 million due in both 2014 and 2015.

The Company committed to cost reduction initiatives at the end of 2009, in the first half of 2010 and in the second quarter of 2012 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of December 31, 2012, the costs incurred since the inception of these cost reduction initiatives totaled approximately $10.8 million. During the year ended December 31, 2012, the Company incurred restructuring charges of $3.6 million and made cash payments of $2.2 million related to these initiatives. As of December 31, 2012, the remaining reserve associated with these initiatives totaled $2.1 million, all of which are expected to require cash payments. Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 246 employees, which included reductions of 31 employees in the Americas, 214 employees in EMEA, and one employee in Asia-Pacific.

The Company does not anticipate paying any dividends as it believes investing earnings back into the Company will provide a better long-term return to stockholders in increased per share value. The Company believes that funds generated from operations, together with existing cash and available credit under the Credit Agreement, will be sufficient to finance current operations, planned capital expenditure requirements and internal growth for the next twelve months.

Contractual Obligations

The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2012 in total and by period due beginning in 2013. Certain operating leases contain renewal options by the Company that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt:
Borrowings under existing revolving credit facility	$39,300	$—	$—	$39,300	$—
Notes payable and other debt	2,454	2,180	274	—	—
Capital leases	45	10	35	—	—

Debt subtotal	41,799	2,190	309	39,300	—
Interest on debt	3,245	802	1,545	898	—

Total debt and interest	45,044	2,992	1,854	40,198	—
Other contractual commitments:
Operating leases	29,944	8,542	12,295	5,255	3,852
Pension plan contributions	14,050	1,405	2,810	2,810	7,025
Other obligations[1]	2,121	2,121	—	—	—

Total other contractual commitments	46,115	12,068	15,105	8,065	10,877

Total	$91,159	$15,060	$16,959	$48,263	$10,877

[1]	Accrued restructuring costs

Interest on debt is calculated based on outstanding balances, using the weighted average interest rate for 2012 for variable rate debt and at specific interest rates on fixed rate debt. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $1.4 million.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred for the year ended December 31, 2012, include revenue recognition, allowance for doubtful accounts, goodwill, intangible assets and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies and restructuring accruals. Critical accounting policies are discussed by management at least quarterly with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2012, 2011 or 2010.

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

As of December 31, 2012 and 2011, goodwill totaled $15.5 million and $14.6 million, respectively. The increase in goodwill was related to the HSC acquisition which increased goodwill in the Americas. In the Americas, goodwill totaled $7.0 million and $6.1 million at December 31, 2012 and 2011, respectively. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million at each of December 31, 2012 and 2011, respectively.

FASB ASC 350 requires a two-step process for testing goodwill impairment, however it permits an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined that, based on a qualitative assessment, it is not more likely than not that the Company’s fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company has elected to bypass the qualitative assessment for all reporting units at December 31, 2012 and proceed directly to performing the first step of the goodwill impairment test. Under the first step of the two-step process, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has three reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for each reporting unit, given the nature of the Company’s business of technical services, and considering all reporting units provide the same services with long term expectations of similar earnings percentages. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values for each of the reporting units to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis. In performing the analysis, the Company uses the stock price on December 31 of each year as the valuation date. On December 31, 2012, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units.

At December 31, 2012 and 2011, $2.9 million and $3.0 million, respectively, of indefinite-lived intangible assets (primarily trade names) were included in intangible and other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $8.4 million and $3.7 million, respectively, were also included in intangible and other assets as of December 31, 2012 and 2011, with accumulated amortization of $1.9 million and $1.2 million, respectively. The increase in finite-lived intangible assets was related to the HSC Acquisition. Amortization expense for finite-lived intangible assets totaled $1.3 million, $0.7 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360. In connection with a review in 2012, the Company recognized an impairment loss of $0.4 million in selling, general and administrative expense related to certain finite-lived intangible assets which were determined to have no value following the termination of a contract.

Property, Plant and Equipment

The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. In 2011, an impairment of $0.9 million was recorded to write down certain assets in Germany based on the Company’s decision to discontinue providing certain services in that country. Except as set forth above, no other impairment of property, plant and equipment was recorded in 2011 and no impairment of property, plant and equipment was recorded during 2012 or 2010.

Stock-Based Compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying, any cash dividends in the foreseeable future), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors). For performance-based awards, the Company must also make assumptions regarding the likelihood of achieving performance targets.

Income Taxes

Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance is established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2012 and 2011, the Company’s valuation allowance was $8.5 million and $6.0 million, respectively. At the end of 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal deferred tax assets was reversed. This reversal of the valuation allowance, net of the utilization of domestic net operating losses and other related deferred tax changes of approximately $6.3 million during 2011, resulted in a deferred tax benefit of approximately $7.7 million which was recognized in 2011. The net deferred tax assets at December 31, 2012 and 2011 relate to U.S. federal and state, and foreign tax items.

The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2009 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in years prior to 2009 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2006.

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

Defined Benefit Pension Plan

Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. In 2012, the discount rate assumption used to determine end of year benefit obligations was 4.3%. These rates are reviewed annually and adjusted to reflect current conditions. Based on this information, the discount rate for 2013 is 4.3%. These rates are determined based on reference to yields. The compensation increase rate of 2.7% per year is based on historical experience. The expected return on plan assets of 5.7% for 2013 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.

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

Exit or Disposal Cost Obligations

In the fourth quarter of 2009, the first half of 2010 and the second quarter of 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The adoption of this guidance in the year ending December 31, 2013 is not expected to have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance in the year ending December 31, 2013 is not expected to have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Transactions

The Company was not a party to any off-balance sheet transactions, as defined in Item 303(a)(4)(ii) of Regulations S-K, at December 31, 2012, or for any of the years ended December 31, 2012, 2011 or 2010.

Inflation and Changing Prices

The Company does not operate or conduct business in hyper-inflationary countries nor enter into long-term supply contracts that may impact margins due to inflation. Changes in prices of goods and services are reflected on proposals, bids or quotes submitted to customers.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company’s principal market risk exposures (i.e., the risk of loss arising from the adverse changes in market rates and prices) are to changes in interest rates on the Company’s debt, defined benefit pension obligations, and investment portfolios and fluctuations in foreign currency.

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $39.3 million at December 31, 2012, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.4 million.

For the Company’s defined benefit pension plans, changes in interest rates will impact the discount rate and return on plan assets, which will effectively increase or decrease the Company’s liabilities associated with benefit obligations under those plans. Changes in the discount rate and return on plan assets also will result in changes to the amount of pension and postretirement benefit expense recognized in future periods. Current and expected discount rates and rates of return on plan assets associated with the plans are discussed above in Item 7.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates has increased over the past several years. During 2012, currencies have weakened, as foreign currencies exchange rate changes, primarily the Euro, the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the year ended December 31, 2012 when compared to the year ended December 31, 2011. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.

Based on annual 2012 foreign currency-based revenues and operating income of $147.9 million and $5.8 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $13.4 million and $0.5 million, respectively.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of the Company begin on page F-4 of this report. Such information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 1, 2012, the Company dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm at the direction of the Board of Directors of the Company and upon the recommendation of the Audit Committee of the Board. During the years ended December 31, 2011 and 2010 and through the date of this Form 10-K, there were no (1) disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused Grant Thornton to make reference in its reports on the Company’s consolidated financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K. The audit reports of Grant Thornton on the consolidated financial statements of the Company, as of December 31, 2011 and for the years ended December 31, 2011 and 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

Effective June 1, 2012, the Company’s Audit Committee of the Board of Directors approved the engagement of UHY LLP (“UHY”) as the Company’s new independent registered public accounting firm to audit the Company’s consolidated financial statements for the year ending December 31, 2012. During the Company’s two most recent fiscal years and the subsequent interim period preceding UHY’s engagement, neither the Company nor anyone on behalf of the Company consulted with UHY regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements, and UHY did not provide any written or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue or any matter that was the subject of a “disagreement” or a “reportable event,” as such terms are defined in Item 304(a)(1) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15a-15(e) of the Exchange Act, the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures were adequate and effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on this assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

UHY LLP, as independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report included herein.

Changes in Internal Controls Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.4*

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

10.5*

Furmanite Corporation (formerly Xanser Corporation and formerly Kaneb Services, Inc.) 1994 Stock Incentive Plan as Amended, as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2001, and as Exhibit 10.1 to the exhibits of the Registrant’s Form 10-Q for the period ended June 30, 2003, which exhibits are hereby incorporated by reference.

10.6*

Furmanite Corporation 1994 Stock Incentive Plan as amended and restated March 4, 2009, as Appendix A to Schedule 14A filed on April 7, 2009, and as Exhibit 99.1 to the exhibits of the Registrant’s Form S-8 filed on June 1, 2009, which Appendix A and exhibits are hereby incorporated by reference.

10.7*	Kaneb Services, Inc. $1.63 Director Stock Options, filed as Exhibit 4.12 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 033-58981), which exhibit is hereby incorporated by reference.

10.8*	Kaneb Services, Inc. Directors Stock Options I, filed as Exhibit 4.6 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-14069), which exhibit is hereby incorporated by reference.

10.9*

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

10.10*

Kaneb Services, Inc. 1994 Stock Option Agreements, filed as Exhibits 10.1, 10.2, 10.3 and 10.4 to the exhibits of the Registrant’s Form S-8 (S.E.C. File No. 333-34496), which exhibits are hereby incorporated by reference.

10.11	Form of Indemnification Agreement filed as Exhibit 10.12 of the exhibits to the Registrant’s Form 10-K for the year ended December 31, 2008, which exhibit is hereby incorporated by reference.

10.12

Credit Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, Bank of America, N.A. as Administrative Agent, Compass Bank as Syndication Agent and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

10.13

Guaranty and Collateral Agreement, dated July 31, 2009, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of Bank of America, N.A. as Administrative Agent incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 7, 2009.

10.14

Consulting Agreement, dated April 7, 2010, among Furmanite Corporation and Michael L. Rose, the Company’s former Chief Executive Officer, as Consultant, incorporated by reference herein to Exhibit 4.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

10.15*

Furmanite Corporation 1994 Stock Incentive Plan as amended and restated June 14, 2011, incorporated by reference herein to Exhibit 10.1 to the Registrants Form 10-Q for the quarter ended June 30, 2011.

10.16*	Performance Based Long Term Executive Incentive Restricted Stock Grants, incorporated by reference herein to Exhibit 10.2 to the Registrants Form 10-Q for the quarter ended June 30, 2011.

10.17*

Credit Agreement, dated as of March 5, 2012, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, JPMorgan Chase, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.18*

Guaranty and Collateral Agreement, dated as of March 5, 2012, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.19*

Parent Pledge Agreement, dated as of March 5, 2012, made by Furmanite Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.20*

Furmanite Corporation 401(k) Savings Investment Plan (Amendment and Restatement Effective February 1, 2012), incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 11-K filed on June 27, 2012.

10.21*	Form of Long-Term Performance-Based Restricted Stock Agreement, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.

10.22*	Form of Long-Term Performance-Based Stock Option Agreement, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.

21.1 ±	List of subsidiaries of the Registrant.

23.1 ±	Consent of UHY LLP.

23.2 ±	Consent of Grant Thornton LLP.

31.1 ±	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 8, 2013.

31.2 ±	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 8, 2013.

32.1 ±	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 8, 2013.

32.2 ±	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 8, 2013.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Furmanite Corporation

We have audited Furmanite Corporation (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furmanite Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Furmanite Corporation and subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Furmanite Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Furmanite Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended and our report dated March 7, 2013 expressed an unqualified opinion.

/s/ UHY LLP

Houston, Texas

March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Furmanite Corporation

We have audited the accompanying consolidated balance sheet of Furmanite Corporation (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows and for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furmanite Corporation and subsidiaries as of December 31, 2012, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furmanite Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2013 expressed an unqualified opinion.

/s/ UHY LLP

Houston, Texas

March 7, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Furmanite Corporation

We have audited the accompanying consolidated balance sheets of Furmanite Corporation (a Delaware Corporation) and subsidiaries as of December 31, 2011, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furmanite Corporation and subsidiaries as of December 31, 2011, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP

Dallas, Texas

March 8, 2012

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$33,185	$34,524
Accounts receivable, trade (net of allowance for doubtful accounts of $1,648 and $1,272 as of December 31, 2012 and 2011, respectively)	77,042	71,508
Inventories, net	31,711	26,557
Deferred tax assets, current	7,612	6,915
Prepaid expenses and other current assets	7,743	6,256

Total current assets	157,293	145,760
Property and equipment	93,375	82,758
Less: accumulated depreciation and amortization	(51,132)	(48,698)

Property and equipment, net	42,243	34,060
Goodwill	15,524	14,624
Deferred tax assets, non-current	5,276	5,582
Intangible and other assets, net	11,292	7,206

Total assets	$231,628	$207,232

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,190	$4,112
Accounts payable	21,595	17,381
Accrued expenses and other current liabilities	25,728	19,176
Income taxes payable	926	1,330

Total current liabilities	50,439	41,999
Long-term debt, non-current	39,609	31,051
Net pension liability	18,536	12,374
Other liabilities	3,965	2,919

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,329,538 and 41,140,538 shares issued as of December 31, 2012 and 2011, respectively	4,783	4,765
Additional paid-in capital	134,521	133,062
Retained earnings	12,402	11,597
Accumulated other comprehensive loss	(14,614)	(12,522)
Treasury stock, at cost (4,008,963 shares as of December 31, 2012 and 2011)	(18,013)	(18,013)

Total stockholders’ equity	119,079	118,889

Total liabilities and stockholders’ equity	$231,628	$207,232

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenues	$326,492	$316,207	$285,953
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	233,337	219,146	194,594
Depreciation and amortization expense	8,889	8,231	6,490
Selling, general and administrative expense	76,754	68,379	71,209

Total costs and expenses	318,980	295,756	272,293

Operating income	7,512	20,451	13,660
Interest income and other income (expense), net	(237)	(126)	549
Interest expense	(1,105)	(1,017)	(943)

Income before income taxes	6,170	19,308	13,266
Income tax (expense) benefit	(5,365)	4,662	(3,780)

Net income	$805	$23,970	$9,486

Earnings per common share:
Basic	$0.02	$0.65	$0.26
Diluted	$0.02	$0.64	$0.26

Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,266	37,034	36,751
Diluted	37,494	37,296	36,944

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$805	$23,970	$9,486
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	(175)	(195)	(213)
Net (loss) gain arising during period	(5,361)	(3,687)	5,056
Less: Amortization of prior service cost included in net periodic pension cost	97	98	94

Defined benefit pension plans, net	(5,439)	(3,784)	4,937
Foreign currency translation adjustments	2,237	(1,022)	(260)

Total other comprehensive income (loss) before tax	(3,202)	(4,806)	4,677
Income tax expense (benefit) related to components of other comprehensive income (loss)	1,110	687	(1,453)

Other comprehensive income (loss), net of tax	(2,092)	(4,119)	3,224

Comprehensive income (loss)	$(1,287)	$19,851	$12,710

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Additional		Accumulated Other
	Common Shares		Common	Paid-In	(Accumulated Deficit)	Comprehensive	Treasury
	Issued	Treasury	Stock	Capital	Retained Earnings	Income (Loss)	Stock	Total
Balances at January 1, 2010	40,682,815	4,008,963	$4,723	$132,106	$(21,859)	$(11,627)	$(18,013)	$85,330
Net income	—	—	—	—	9,486	—	—	9,486
Stock-based compensation and stock option exercises	242,804	—	22	1,469	—	—	—	1,491
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	3,484	—	3,484
Other	—	—	—	(1,443)	—	—	—	(1,443)
Foreign currency translation adjustment	—	—	—	—	—	(260)	—	(260)

Balances at December 31, 2010	40,925,619	4,008,963	4,745	132,132	(12,373)	(8,403)	(18,013)	98,088

Net income	—	—	—	—	23,970	—	—	23,970
Stock-based compensation and stock option exercises	214,919	—	20	930	—	—	—	950
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(3,097)	—	(3,097)
Foreign currency translation adjustment	—	—	—	—	—	(1,022)	—	(1,022)

Balances at December 31, 2011	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889

Net income	—	—	—	—	805	—	—	805
Stock-based compensation and stock option exercises	189,000	—	18	1,459	—	—	—	1,477
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(4,329)	—	(4,329)
Foreign currency translation adjustment	—	—	—	—	—	2,237	—	2,237

Balances at December 31, 2012	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$805	$23,970	$9,486
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	8,889	8,231	6,490
Provision for doubtful accounts	1,604	392	113
Stock-based compensation expense	893	680	913
Deferred income taxes	1,441	(9,342)	286
Other, net	1,914	960	(141)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,534)	(8,174)	(11,582)
Inventories	(3,690)	(2,803)	2,475
Prepaid expenses and other current assets	(741)	(522)	658
Accounts payable	4,265	(504)	868
Accrued expenses and other current liabilities	6,529	(5,564)	(461)
Income taxes payable	(735)	434	(1,020)
Other, net	237	130	(249)

Net cash provided by operating activities	14,877	7,888	7,836

Investing activities:
Capital expenditures	(9,286)	(6,450)	(7,312)
Acquisition of businesses, net of cash acquired of $1,185 in 2011	(12,540)	(4,073)	(350)
Proceeds from sale of assets	140	137	574

Net cash used in investing activities	(21,686)	(10,386)	(7,088)

Financing activities:
Payments on debt	(34,191)	(207)	(237)
Proceeds from issuance of debt	39,300	—	78
Debt issuance costs	(595)	—	—
Issuance of common stock	584	270	578

Net cash provided by financing activities	5,098	63	419

Effect of exchange rate changes on cash	372	(211)	(114)

(Decrease) increase in cash and cash equivalents	(1,339)	(2,646)	1,053
Cash and cash equivalents at beginning of year	34,524	37,170	36,117

Cash and cash equivalents at end of year	$33,185	$34,524	$37,170

Supplemental cash flow information:
Cash paid for interest	$904	$713	$782
Cash paid for income taxes, net of refunds received	$4,063	$4,037	$3,491

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquisition of business	$—	$5,050	$—
Debt incurred for purchase of assets	$1,444	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) provides specialized technical services, including on-line services (formerly referred to as “under pressure services”) such as leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection. In addition, the Company provides off-line services (formerly referred to as “turnaround services”) including on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services; and other services including smart shim services, concrete repair, engineering services and valve and other products and manufacturing. These services and products are provided primarily to electric power generating plants, petroleum industry, which includes refineries and offshore drilling rigs (includes subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. Furmanite currently operates over 25 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Fairfield, California; Torrance, California; Lombard, Illinois; Hobart, Indiana; Geismar, Louisiana; Gonzales, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Rock Hill, South Carolina; Houston, Texas; La Porte, Texas; Salt Lake City, Utah and Kent, Washington. The worldwide operations are further supported by offices currently located on six continents in Aruba, Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Norway, Singapore, Sweden and the United Kingdom (“U.K.”) and by licensee and agency arrangements which are based in Argentina, Brazil, Dominican Republic, Egypt, Hungary, Italy, Japan, Mexico, Peru, Puerto Rico, Romania, South Africa, Thailand, Turkey and the United Arab Emirates.

The Company’s common stock, no par value, trades on the New York Stock Exchange under the ticker symbol “FRM”.

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its Consolidated Financial Statements. All intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash is generally invested in high credit quality and highly liquid short-term investments with original maturities of three months or less. Accordingly, uninvested cash in excess of requirements for operating purposes is kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had short-term investments with two financial institutions at December 31, 2012 that were not insured by the FDIC in the amount of $11.0 million. The Company has not experienced any losses on these investments. Cash in foreign bank accounts at December 31, 2012 and 2011 was $15.4 million and $14.3 million, respectively.

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts for the years ended December 31, are as follows (in thousands):

	2012	2011	2010
Allowance for doubtful accounts at beginning of year	$1,272	$1,497	$1,617
Provisions for doubtful accounts	1,604	392	113
Currency adjustments	38	(26)	2
Write-offs, net of recoveries	(1,266)	(591)	(235)

Allowance for doubtful accounts at end of year	$1,648	$1,272	$1,497

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

Property and Equipment

Property and equipment are carried at historical cost. Certain leases have been capitalized and the leased assets have been included in property and equipment. Additions of new equipment and major renewals and replacements of existing equipment are capitalized. Repairs and minor replacements that do not materially increase values or extend useful lives are expensed in the period in which they are incurred. Depreciation of property and equipment is provided on a straight-line basis at rates based upon the expected useful lives of the various classes of assets. The expected useful lives of property and equipment are as follows: buildings—forty years, machinery and equipment—five to ten years, furniture and fixtures—three to five years, vehicles—four to six years and other property and equipment—two to five years.

Long-Lived Assets

Property, Plant and Equipment

The Company accounts for property, plant and equipment in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. In 2011, an impairment of $0.9 million was recorded related to a write down of certain assets in Germany based on the Company’s decision to discontinue providing certain services in that country. Except as set forth above, no other impairment of property, plant and equipment was recorded in 2011 and no impairment of property, plant and equipment was recorded during 2012 or 2010.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC 350, Intangibles—Goodwill and Other. Under FASB ASC 350, intangible assets with lives restricted by contractual, legal or other means are amortized over their useful lives.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FASB ASC 350 requires a two-step process for testing goodwill impairment, however it permits an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined that, based on a qualitative assessment, it is not more likely than not that the Company’s fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company has elected to bypass the qualitative assessment for all reporting units at December 31, 2012 and proceed directly to performing the first step of the goodwill impairment test. Under the first step of the two-step process, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. The Company has three reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for each reporting unit, given the nature of the Company’s business of technical services, and considering all reporting units provide the same services with long term expectations of similar earnings percentages. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values for each of the reporting units to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis. On December 31, 2012, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units.

Based on valuations performed by the Company at December 31, 2012 and 2011, no impairment was indicated. As of December 31, 2012 and 2011, goodwill totaled $15.5 million and $14.6 million, respectively. The increase in goodwill was related to the HSC acquisition which increased goodwill in the Americas. In the Americas, goodwill totaled $7.0 million and $6.1 million at December 31, 2012 and 2011, respectively. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million at each of December 31, 2012 and 2011, respectively.

At December 31, 2012 and 2011, $2.9 million and $3.0 million, respectively, of indefinite-lived intangible assets (primarily trade names) were included in intangible and other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $8.4 million and $3.7 million, respectively, were also included in intangible and other assets as of December 31, 2012 and 2011, with accumulated amortization of $1.9 million and $1.2 million, respectively. The increase in finite-lived intangible assets was related to the HSC Acquisition. Amortization expense for finite-lived intangible assets totaled $1.3 million, $0.7 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360. In connection with a review in 2012, the Company recognized an impairment loss of $0.4 million in selling, general and administrative expense related to certain finite-lived assets which were determined to have no value following the termination of a contract.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Finite-lived intangible assets subject to amortization consisted of the following as of December 31, (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2012:
Customer contracts and relationships	$4,949	$(709)	$4,240
Non-compete agreements	2,475	(634)	1,841
Patents, licenses and other	1,018	(511)	507

Total finite-lived intangible assets	$8,442	$(1,854)	$6,588

2011:
Customer contracts and relationships	$1,165	$(482)	$683
Non-compete agreements	1,648	(339)	1,309
Patents, licenses and other	858	(347)	511

Total finite-lived intangible assets	$3,671	$(1,168)	$2,503

As of December 31, 2012, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2013	$1,841
2014	1,675
2015	1,448
2016	1,072
2017	552

Total	$6,588

The weighted average amortization period for intangible assets subject to amortization is approximately 4.0 years.

Revenue Recognition

Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2012, 2011 or 2010.

Operating Costs

Operating costs include direct and indirect labor along with related fringe benefits, materials, freight, travel, engineering, vehicles, equipment rental and restructuring charges, and are expensed as incurred. Direct costs related to projects for which the earnings process have not been completed and therefore not qualifying for revenue recognition are recorded as work-in-process inventory.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Compensation

All stock-based compensation is recognized as an expense in the financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying, any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors). For performance-based awards, the Company must also make assumptions regarding the likelihood of achieving performance targets.

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Exit or Disposal Cost Obligations

In the fourth quarter of 2009, the first half of 2010, and the second quarter of 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to strategically align its operating, selling, general and administrative costs to its operations. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”

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

Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s significant estimates include revenue recognition, allowance for doubtful accounts, goodwill, intangible assets and long-lived assets, fair value estimates associated with acquisitions, stock-based compensation, defined benefit pension plan, income taxes, restructuring accruals and contingencies.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The adoption of this guidance in the year ending December 31, 2013 is not expected to have an impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance in the year ending December 31, 2013 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Acquisition

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

The following amounts represent the final determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Inventory	$680
Property and equipment	2,799
Goodwill [1]	900
Intangible assets [2]	4,924
Accrued expenses	(41)

Fair value of net assets acquired	$9,262

[1]	Goodwill, which relates to the Americas, consists of intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.
[2]	Intangible assets are primarily comprised of backlog, customer contracts, favorable lease terms and non-compete arrangements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Self Leveling Machines, Inc. and Self Levelling Machines Pty. Ltd.

On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balances relates to Asia-Pacific. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations.

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

The following amounts represent the final determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Cash	$1,185
Accounts receivable	224
Prepaid expenses and other current assets	46
Property and equipment	5,124
Goodwill [1]	1,476
Intangible and other assets [2]	3,785
Accrued expenses and other current liabilities	(100)
Deferred tax liabilities	(1,690)

Fair value of net assets acquired	$10,050

[1]	Goodwill, which relates to the Americas, consists of intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.
[2]	Intangible assets are primarily comprised of trademarks, patents, and non-compete arrangements. Other assets consist of acquired interests in equity and cost method investments.

The HSC and SLM acquisitions were not material to the Company’s financial position or results of operations, therefore, HSC and SLM’s pro forma results would not have a material impact on the Company’s results had the acquisition occurred at the beginning of the current or previous year.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Earnings Per Share

Basic earnings per share (“EPS”) are calculated as net income divided by the weighted-average number of shares of common stock outstanding during the period, including restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock units when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock and restricted stock units, using the treasury stock method.

Basic and diluted weighted-average common shares outstanding and earnings per share include the following for the years ended December 31, (in thousands, except per share data):

	2012	2011	2010
Net income	$805	$23,970	$9,486
Basic weighted-average common shares outstanding	37,266	37,034	36,751
Dilutive effect of common stock equivalents	228	262	193

Diluted weighted-average common shares outstanding	37,494	37,296	36,944

Earnings per share:
Basic	$0.02	$0.65	$0.26
Diluted	$0.02	$0.64	$0.26

Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	906	423	531

4. Inventories, net

Inventories consisted of the following at December 31, (in thousands):

	2012	2011
Raw materials and supplies	$25,124	$21,341
Work-in-process	8,449	6,801
Finished goods	116	113
Excess and obsolete reserve	(1,978)	(1,698)

Total inventories	$31,711	$26,557

For the years ended December 31, 2012 and 2010, the Company recognized expense of $0.3 million and $0.7 million, respectively, in operating costs for excess and obsolete inventory. Amounts expensed for excess and obsolete inventory were not significant for the year ended December 31, 2011.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment

Property and equipment consisted of the following at December 31, (in thousands):

	2012	2011
Land	$2,561	$2,170
Buildings	6,139	5,513
Machinery and equipment	69,244	61,090
Furnitures and fixtures	6,408	7,134
Vehicles	2,671	2,596
Other	3,396	3,610

Total property and equipment	90,419	82,113
Less: accumulated depreciation and amortization	(51,132)	(48,698)

Total	39,287	33,415

Construction in progress	2,956	645

Net property and equipment	$42,243	$34,060

Depreciation and amortization expense of property and equipment for the years ended December 31, 2012, 2011 and 2010 was $7.6 million, $7.6 million and $6.3 million, respectively.

Vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2012	2011
Vehicle capital leases	$1,575	$1,568
Less: accumulated depreciation and amortization	(1,527)	(1,496)

Net equipment acquired under capital leases	$48	$72

6. Accrued Expenses and Other Current Liabilities

Accrued expenses consisted of the following at December 31, (in thousands):

	2012	2011
Compensation and benefits¹	$16,609	$12,120
Estimated potential uninsured liability claims	1,934	1,320
Professional, audit and legal fees	1,508	824
Taxes other than income	1,346	1,054
Value added tax payable	1,284	766
Customer deposits	795	443
Rent	568	435
Other employee related expenses	222	214
Interest	24	129
Other[2]	1,438	1,871

Total accrued expenses and other current liabilities	$25,728	$19,176

[1]	Includes restructuring accruals of $2.0 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively.
[2]	Includes restructuring accruals of $0.1 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Restructuring

The Company committed to certain cost reduction initiatives beginning in the fourth quarter of 2009 and in the second quarters of 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2009 Cost Reduction Initiative

The Company committed to a cost reduction initiative in the fourth quarter of 2009 (the “2009 Cost Reduction Initiative”). The total costs incurred related to the 2009 Cost Reduction Initiative, which was completed in the year ended December 31, 2011, were approximately $3.4 million. For the twelve months ended December 31, 2010, restructuring costs incurred of $0.5 million and $1.8 million are included in operating costs and selling, general and administrative expenses, respectively. There was minimal restructuring activity during the twelve months ended December 31, 2011 related to this initiative and no activity related to this initiative during the twelve months ended December 31, 2012.

2010 Cost Reduction Initiative

In the second quarter of 2010, the Company committed to an additional cost reduction initiative (the “2010 Cost Reduction Initiative”) primarily related to the restructuring of certain functions within the Company’s EMEA operations in order to improve the operational and administrative efficiency of its EMEA operations. As of December 31, 2012, the Company has substantially completed the 2010 Cost Reduction initiative, with total costs incurred of approximately $4.0 million. Future cash payments of approximately $0.5 million are expected in connection with this initiative. For the twelve months ended December 31, 2011 and 2010, restructuring costs incurred of $0.2 million and $1.5 million, respectively, are included in operating costs. For the twelve months ended December 31, 2012, 2011 and 2010, restructuring costs incurred of $0.2 million, $0.2 million and $1.9 million, respectively, are included in selling, general and administrative expenses.

2012 Cost Reduction Initiative

In the second quarter of 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. As of December, 31, 2012, the Company has substantially completed the 2012 Cost Reduction Initiative, with total restructuring costs incurred of approximately $3.4 million for the year ended December 31, 2012, which primarily relates to one-time termination benefits. Future cash payments of approximately $1.6 million are expected in connection with this initiative. For the year ended December 31, 2012, restructuring costs of $2.3 million and $1.1 million are included in operating costs and selling, general and administrative expenses, respectively.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

Restructuring costs associated with the cost reduction initiatives for the years ended December 31, consisted of the following (in thousands):

	2012	2011	2010
Severance and benefit costs	$3,102	$291	$4,187
Lease termination costs	136	11	869
Other restructuring costs	339	64	657

Total	$3,577	$366	$5,713

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring costs incurred in the following geographical areas for the years ended December 31, are as follows (in thousands):

	2012	2011	2010
Americas	$—	$—	$442
EMEA	3,577	366	5,271
Asia-Pacific	—	—	—

Total	$3,577	$366	$5,713

The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2012, is as follows (in thousands):

	Reserve at December 31, 2011	Charges (Adjustments)	Cash payments	Foreign currency adjustments	Reserve at December 31, 2012
2010 Initiative
Severance and benefit costs	353	195	(121)	9	436
Lease termination costs	259	—	(235)	—	24
Other restructuring costs	98	31	(111)	1	19

2012 Initiative
Severance and benefit costs	—	2,907	(1,390)	16	1,533
Lease termination costs	—	136	(62)	2	76
Other restructuring costs	—	308	(276)	1	33

Total	$710	$3,577	$(2,195)	$29	$2,121

The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2011, is as follows (in thousands):

	Reserve at December 31, 2010	Charges (Adjustments)	Cash payments	Foreign currency adjustments	Reserve at December 31, 2011
2009 Initiative
Severance and benefit costs	$107	$(13)	$(97)	$3	$—
Lease termination costs	125	(9)	(117)	1	—
Other restructuring costs	9	(9)	—	—	—

2010 Initiative
Severance and benefit costs	969	304	(916)	(4)	353
Lease termination costs	277	20	(31)	(7)	259
Other restructuring costs	90	73	(62)	(3)	98

Total	$1,577	$366	$(1,223)	$(10)	$710

Total workforce reductions in which severance costs were incurred related to the cost reduction initiatives included terminations for 246 employees, which include reductions of 31 employees in the Americas, 214 employees in EMEA, and one employee in Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt

Long-term debt is summarized as follows at December 31, (in thousands):

	2012	2011
Borrowings under the new revolving credit facility (the “New Credit Agreement”)	$39,300	$—
Borrowings under the previous revolving credit facility (the “Previous Credit Agreement”)	—	30,000
Capital leases	45	68
Notes payable (the “Notes”)	1,010	5,095
Other debt	1,444	—

Total long-termdebt	41,799	35,163
Less current portion of long-termdebt	(2,190)	(4,112)

Total long-termdebt, non-current	$39,609	$31,051

Credit Facilities

On March 5, 2012, certain foreign subsidiaries of FWI (the “designated borrowers”) and FWI entered into a new credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “New Credit Agreement”). The New Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the New Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the New Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the New Credit Agreement may not exceed $50.0 million in the aggregate.

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

On June 29, 2012, FWI borrowed an additional $9.3 million under its New Credit Agreement to fund the purchase of HSC. As of December 31, 2012, $39.3 million was outstanding under the New Credit Agreement. Borrowings under the New Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the New Credit Agreement)), which was 2.0% at December 31, 2012. The New Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at December 31, 2012), and is based on the unused portion of the amount available under the New Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the New Credit Agreement. All obligations under the New Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $146.6 million as of December 31, 2012). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the New Credit Agreement, but is not a party to the New Credit Agreement.

The New Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the New Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At December 31, 2012, FWI was in compliance with all covenants under the New Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.6 million related to outstanding letters of credit, the unused borrowing capacity under the New Credit Agreement was $34.1 million at December 31, 2012.

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

Notes Payable and Other Debt

In connection with the acquisition of SLM, on February 23, 2011, FWI entered into a consent and waiver agreement as it related to the Previous Credit Agreement. Pursuant to the consent and waiver agreement, Bank of America, N.A. and Compass Bank consented to the SLM acquisition and waived any default or event of default for certain debt covenants that would arise as a result of the SLM acquisition. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes to the sellers’ equity holders (the “Notes”) for $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the Notes and release of the lien by the sellers’ equity holders, the acquired assets will become assets secured under the New Credit Agreement. At December 31, 2012 and 2011, $1.0 million and $5.1 million, respectively, was outstanding under the Notes. The Notes bear interest at a fixed rate of 2.5% per annum.

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 million due in both 2014 and 2015.

At December 31, 2012, debt maturities on consolidated debt were as follows (in thousands):

2013	$2,180
2014	137
2015	137
2016	—
2017	39,300

Total long-term debt	$41,754
Capital leases	45

Total long-term debt and capital lease	$41,799

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Retirement Plans

The Company has a defined contribution plan which covers substantially all eligible domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $1.4 million, $1.3 million and $1.2 million for 2012, 2011 and 2010, respectively.

Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its U.K. employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents less than three percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedules of net periodic pension cost (benefit) and changes in benefit obligation and plan assets include combined amounts from the two plans, while all other assumption, detail and narrative information relates solely to the U.K. Plan.

Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12.0% and the employer contributes up to 12.0% of pay. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2012. Estimated annual defined benefit pension plan contributions are assumed to be consistent with the current expected contribution level of $1.1 million.

Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 4.3%. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The compensation increase rate of 2.7% per year is based on historical experience. The expected return on plan assets of 5.7% for 2013 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect pension and postretirement obligation and future expense.

Net pension cost included the following components for the years ended December 31, (in thousands):

	2012	2011	2010
Net periodic pension cost (benefit):
Service cost	1,032	886	835
Interest cost	3,588	3,842	3,672
Expected return on plan assets	(3,174)	(3,744)	(3,603)
Amortization of prior service cost	(97)	(98)	(94)
Amortization of net actuarial loss	941	652	1,085

Net periodic pension cost (benefit)	$2,290	$1,538	$1,895

The weighted average assumptions used to determine benefit obligations at December 31, are as follows:

	2012	2011
Discount rate	4.3%	5.0%
Rate of compensation increase	2.7%	3.4%
Inflation	2.7%	2.9%

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2012	2011
Discount rate	5.0%	5.7%
Expected long-termreturn on plan assets	5.3%	6.3%
Rate of compensation increase	3.4%	4.0%
Inflation	2.9%	3.5%

The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.

The expected long-term rate of return on plan assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.7% overall, 7.0% for equities and 3.7% for bonds.

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, (in thousands):

	2012	2011
Projected benefit obligation:
Beginning of year	$72,499	$67,165
Service cost	1,032	886
Interest cost	3,588	3,841
Participants’ contributions	229	233
Actuarial loss (gain)	6,973	3,553
Benefits paid	(2,700)	(2,706)
Foreign currency translation adjustment and other	3,437	(473)

End of year	85,058	72,499

Fair value of plan assets:
Beginning of year	60,125	58,733
Actual gain on plan assets	4,716	2,800
Employer contributions	1,431	1,343
Participants’ contributions	229	233
Benefits paid	(2,700)	(2,707)
Foreign currency translation adjustment	2,721	(277)

End of year	66,522	60,125

Excess projected obligation under (over) fair value of plan assets at end of year	$(18,536)	$(12,374)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$22,565	$17,204
Prior service cost (credit)	(377)	(455)

Net amount recognized in accumulated other comprehensive income	$22,188	$16,749

The amounts in accumulated other comprehensive income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $1.3 million for the defined pension plan.

The accumulated benefit obligation for the U.K. Plan was $78.7 million and $64.4 million at December 31, 2012 and 2011, respectively. The U.K. Plan has had no new participants added since the plan was frozen in 1994.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2012, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2013	$2,937
2014	3,314
2015	3,358
2016	3,607
2017	3,873
2017-2021	23,647

Total	$40,736

The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
2012:
Cash	$232	$232	$—	$—

Equity securities:
U.K. equity (b)	13,281	—	13,281	—
U.S. equity index (c)	3,308	—	3,308	—
European equity index (d)	3,480	—	—	3,480
Pacific rim equity index (e)	2,698	—	—	2,698
Japanese equity index (f)	1,976	—	—	1,976
Emerging markets equity index (g)	1,689	—	—	1,689
Diversified growth fund (h)	12,057	—	—	12,057

Fixed income securities:
Corporate bonds (i)	12,709	—	—	12,709
U.K. government fixed income securities (j)	2,557	—	2,557	—
U.K. government index-linked securities (k)	10,794	—	10,794	—

Total as of December 31, 2012	$64,781	$232	$29,940	$34,609

2011:
Cash	$129	$129	$—	$—

Equity securities:
U.K. equity (b)	12,011	—	12,011	—
U.S. equity index (c)	2,972	—	2,972	—
European equity index (d)	2,928	—	—	2,928
Pacific rim equity index (e)	2,411	—	—	2,411
Japanese equity index (f)	1,664	—	—	1,664
Emerging markets equity index (g)	1,429	—	—	1,429
Diversified growth fund (h)	10,751	—	—	10,751

Fixed income securities:
Corporate bonds (i)	11,981	—	—	11,981
U.K. government fixed income securities (j)	2,418	—	2,418	—
U.K. government index-linked securities (k)	9,981	—	9,981	—

Total as of December 31, 2011	$58,675	$129	$27,382	$31,164

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth a summary of changes in the fair value of the Level 3 assets for the year ended December 31, 2012:

Balance at December 31, 2011	$31,164
Transfers in	—
Purchases	341
Sales	(1,148)
Unrealized gain (loss)	2,793
Foreign currency adjustments	1,459

Balance at December 31, 2012	$34,609

There were no transfers related to the Company’s Level 3 assets during the years ended December 31, 2012 or 2011.

Investment objectives for the U.K. Plan, as of December 31, 2012, are to:

•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the weighted average asset allocation and target asset allocations for the years ended December 31, by asset category, as of the measurement dates of the plan:

	Asset Allocations		Target Asset Allocations
	2012	2011	2012	2011
Equity securities	59.6%	58.2%	40.0%	40.0%
Debt securities	40.4%	41.6%	40.0%	40.0%
Other[1]	0.0%	0.2%	20.0%	20.0%

Total	100.0%	100.0%	100.0%	100.0%

¹	Allocated to an actively managed absolute return fund which holds a combination of equity and debt securities

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

Series B Preferred Stock

On April 15, 2008, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 2008. These Rights are substantially similar to, and were issued in replacement of, the rights that expired on April 19, 2008, pursuant to the Company’s then existing Stockholders Rights Plan. Pursuant to the replacement Stockholders Rights Plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $48, subject to adjustment. The Rights will not become transferable from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2018, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2012 and 2011, there were 400,000 Series B Preferred Shares authorized and none were outstanding.

Stock Option Plans

The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. The options granted under these plans and agreements generally vest over periods of up to five years and expire between five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The stock option plan has 6,100,000 shares authorized and 922,696 shares were available for additional issuance at December 31, 2012.

For the years ended December 31, 2012, 2011 and 2010, total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangements was $0.9 million, $0.7 million and $0.9 million, respectively. The expense for the twelve months ended December 31, 2012 includes $0.1 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors. The expense for the twelve months ended December 31, 2010, includes $0.2 million associated with accelerated vesting of awards in connection with the retirement of the former Chairman and Chief Executive Office of the Company. The total unrecognized tax benefit related to stock options and restricted stock as of December 31, 2012 and 2011 was approximately $0.6 million and $0.5 million, respectively. The unrecognized tax benefit related to the disposition of stock options and vesting of restricted stock was less than $0.1 million for the year ended December 31, 2012, and was approximately $0.4 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012, the total unrecognized compensation expense related to stock options was $2.0 million. The total unrecognized compensation expense related to stock options will be recognized over a weighted-average period of 2.7 years.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted-average estimated value of employee stock options granted in 2012, 2011 and 2010 were estimated using the Black-Scholes model with the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	61.1% to 61.8%	58.9% to 59.8%	58.0% to 64.9%
Risk-free interest rate	0.9% to 1.1%	1.4% to 2.7%	1.7% to 2.6%
Expected dividends	0%	0%	0%
Expected term in years	6.0 to 6.3	6.5	5.0 to 6.5

The Company granted options to purchase 904,158, 115,000 and 555,000 shares of its common stock during 2012, 2011 and 2010, respectively, that generally vest annually over three to five years. All options were granted at prices equal to the market price at the date of grant. The weighted average fair market value of options granted during 2012, 2011 and 2010 was $2.63, $3.95 and $2.98 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.

The changes in stock options outstanding for the Company’s plan for the years 2012, 2011 and 2010 were as follows:

Options	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Outstanding at January 1, 2010	972,283	$4.08
Granted	555,000	$5.21
Exercised	(188,500)	$3.15
Forfeited or expired	(30,000)	$3.93

Outstanding at December 31, 2010	1,308,783	$4.68

Granted	115,000	$6.80
Exercised	(279,283)	$3.78
Forfeited or expired	(116,000)	$5.07

Outstanding at December 31, 2011	1,028,500	$5.12

Granted	904,158	$4.65
Exercised	(149,000)	$3.92
Forfeited or expired	(520,720)	$5.38

Outstanding at December 31, 2012	1,262,938	$4.82	983

Exercisable at December 31, 2012	415,700	$4.54	437

The aggregate fair value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.6 million and $0.2 million, respectively. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.2 million, $0.7 million and $0.7 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s nonvested stock options for the year ended December 31, 2012, is as follows:

	Options	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2011	553,100	$3.26
Granted	904,158	$4.65
Vested	(133,300)	$2.73
Forfeited	(476,720)	$2.80

Nonvested at December 31, 2012	847,238	$2.78

The aggregate intrinsic value of stock options vested during the years ended December 31, 2012, 2011, and 2010 was $0.1 million, $0.3 million and $0.5 million, respectively. The aggregate fair value of stock options vested during the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.5 million and $0.5 million, respectively.

At December 31, 2012, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

			Average Exercise Price per		Average Outstanding Remaining	Average Exercisable Remaining
Range of Exercise Price	Options		Outstanding	Exercisable	Contractual	Contractual
	Outstanding	Exercisable	Options	Options	Life (Years)	Life (Years)
$2.38 - $3.93	213,500	151,500	$3.26	$3.03	4.3	3.6
$4.54 - $5.10	854,438	203,200	$4.75	$4.96	7.5	2.8
$6.37 - $7.08	195,000	61,000	$6.85	$6.85	8.2	8.1

	1,262,938	415,700	$4.82	$4.54	7.0	3.9

At December 31, 2011, the range of option exercise prices, number of options granted, number of options exercisable and weighted average exercise price, are as follows:

			Average Exercise Price per		Average Outstanding Remaining	Average Exercisable Remaining
Range of Exercise Price	Options		Outstanding	Exercisable	Contractual	Contractual
	Outstanding	Exercisable	Options	Options	Life (Years)	Life (Years)
$2.30 - $3.93	283,500	188,000	$3.05	$2.67	4.8	3.7
$4.16 - $5.40	438,000	222,400	$4.88	$5.00	4.9	3.0
$6.11 - $11.88	307,000	65,000	$7.38	$8.93	8.3	5.5

	1,028,500	475,400	$5.12	$4.62	5.9	3.6

Cash received from option exercises under the stock option plans for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $0.3 million and $0.6 million, respectively.

Restricted Stock

Restricted stock and restricted stock units are issued under the Company’s stock option plan. Restricted stock is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regard to sale or transfer). Restricted stock is independent of stock option grants and is generally subject to forfeiture if service terminates prior to the vesting of the restricted stock. A restricted stock unit is an award of units of the Company’s common stock. Restricted stock units are generally subject to forfeiture if service and performance requirements are not met. The Company expenses the cost of restricted stock, which is determined to be the fair value of the restricted stock at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2010, the Company granted 60,000 shares of restricted stock to its directors at a grant date fair value of $3.85 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The fair value of the restricted stock issued in 2010 was determined based on the Company’s closing stock price on the date of grant, and totaled $0.2 million.

During 2011, the Company granted 30,000 shares of restricted stock to three of its directors at a grant date fair value of $7.08 per share and 10,000 shares of restricted stock to one of its directors at a grant date fair value of $6.89 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The Company also granted 95,841 restricted stock units at a grant date fair value of $7.46 per share that vest over eight years subject to achieving certain performance conditions. The fair value of the restricted stock issued in 2011 was determined based on the Company’s closing stock price on the date of grant, and totaled $1.0 million. As the performance criteria under the plan have not been met through December 31, 2012, 25% of the performance-based restricted stock units have been forfeited.

During 2012, the Company granted 40,000 shares of restricted stock to its directors at a grant date fair value of $6.99 per share that cliff vest at the end of three years, or immediately upon retirement, and may not be sold until they cease to be a director of the Company. The Company also granted 154,721 restricted stock units to certain employees at a grant date fair value of $6.99 per share that vest over three years and 402,469 restricted stock units at a grant date fair value of $4.63 that vest over three years subject to achieving certain performance conditions. The fair value of the restricted stock issued in 2012 was determined based on the Company’s closing stock price on the date of grant, and totaled $3.2 million. As the performance criteria under the plan have not been met through December 31, 2012, 33.3% of the performance-based stock options and restricted stock units have been forfeited.

A summary of the status of the Company’s nonvested restricted stock and restricted stock units for the year ended December 31, 2012, is as follows:

Restricted Stock and Restricted Stock Units	Shares / Units	Weighted- Average Grant-Date Fair Value	Weighted- Average Remaining Contractual Term (Year)
Nonvested at December 31, 2011	212,437	$5.86	6.0
Granted	597,190	$5.40
Vested	(70,000)	$5.01
Forfeited	(190,309)	$5.24

Nonvested at December 31, 2012	549,318	$5.68	2.6

At December 31, 2012, total unrecognized compensation expense related to non-vested restricted stock of approximately $2.3 million is expected to be recognized over the weighted-average period of 2.6 years. The aggregate fair value of restricted stock vested during the period ended December 31, 2012 was $0.4 million.

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following at December 31, (in thousands):

	2012	2011
Net actuarial loss and prior service credit	$(22,188)	$(16,749)
Less: deferred tax benefit	5,335	4,225

Net of tax	(16,853)	(12,524)
Foreign currency translation adjustment	2,239	2

Total accumulated other comprehensive loss	$(14,614)	$(12,522)

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other comprehensive income (loss) in the consolidated statement of comprehensive income (loss) includes the following for the years ended December 31, (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
2012:
Defined benefit pension plans:
Prior service cost arising during period	$(175)	$36	$(139)
Net loss arising during period	(5,361)	1,094	(4,267)
Less: Amortization of prior service cost included in net periodic pension cost	97	(20)	77

Defined benefit pension plans, net	(5,439)	1,110	(4,329)
Foreign currency translation adjustments	2,237	—	2,237

Other comprehensive income (loss)	$(3,202)	$1,110	$(2,092)

2011:
Defined benefit pension plans:
Prior service cost arising during period	$(195)	$35	$(160)
Net loss arising during period	(3,687)	670	(3,017)
Less: Amortization of prior service cost included in net periodic pension cost	98	(18)	80

Defined benefit pension plans, net	(3,784)	687	(3,097)
Foreign currency translation adjustments	(1,022)	—	(1,022)

Other comprehensive income (loss)	$(4,806)	$687	$(4,119)

2010:
Defined benefit pension plans:
Prior service cost arising during period	$(213)	$63	$(150)
Net gain arising during period	5,056	(1,488)	3,568
Less: Amortization of prior service cost included in net periodic pension cost	94	(28)	66

Defined benefit pension plans, net	4,937	(1,453)	3,484
Foreign currency translation adjustments	(260)	—	(260)

Other comprehensive income (loss)	$4,677	$(1,453)	$3,224

Foreign currency translation adjustments generally are not adjusted for income taxes as they relate to indefinite investments in foreign subsidiaries.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes

Income (loss) before income tax (expense) benefit is comprised of the following components for the years ended December 31, (in thousands):

	2012	2011	2010
Domestic operations	$7,565	$12,156	$7,928
Foreign operations	(1,395)	7,152	5,338

Income before income taxes	$6,170	$19,308	$13,266

Income tax (expense) benefit is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2012:
Current	$(170)	$(2,995)	$(759)	$(3,924)
Deferred	(2,386)	1,090	(145)	(1,441)

Total income tax expense	$(2,556)	$(1,905)	$(904)	$(5,365)

2011:
Current	$(160)	$(3,660)	$(860)	$(4,680)
Deferred	8,874	161	307	9,342

Total income tax (expense) benefit	$8,714	$(3,499)	$(553)	$4,662

2010:
Current	$(155)	$(2,844)	$(495)	$(3,494)
Deferred	—	(255)	(31)	(286)

Total income tax expense	$(155)	$(3,099)	$(526)	$(3,780)

The differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, are as follows (in thousands):

	2012	2011	2010
Expected tax expense at the statutory federal rate of 35%	$(2,160)	$(6,758)	$(4,643)
(Increase) decrease in taxes resulting from:
Change in valuation allowance	(2,422)	14,026	699
State income taxes, net	(588)	(1,022)	(526)
Foreign tax rate differences	374	(415)	1,047
Non-deductible expenses	(316)	(131)	(232)
Stock-based compensation and other	(253)	(1,038)	(125)

Total income tax (expense) benefit	(5,365)	4,662	(3,780)

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

At December 31, 2012, the Company had available domestic federal tax net operating loss carryforwards (“ NOLs”) of $11.0 million, which will expire, if unused, as follows: $3.0 million in 2025, $4.0 million in 2026 and $4.0 million in 2029. The utilization of these NOLs could be subject to significant limitation in the event of a “change in ownership”, as defined in the Internal Revenue Code, which might be caused by purchases or sales of the Company’s securities by persons or groups now or in the future having 5% or greater ownership of the Company’s common stock.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance is established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2012 and 2011, the Company’s valuation allowance was $8.5 million and $6.0 million, respectively. At the end of 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal deferred tax assets was reversed. This reversal of the valuation allowance, net of the utilization of domestic net operating losses and other related deferred tax changes of approximately $6.3 million during 2011, resulted in a deferred tax benefit of approximately $7.7 million which was recognized in 2011. The net deferred tax assets at December 31, 2012 and 2011 relate to U.S. federal and state, and foreign tax items.

The Company recognizes the income tax benefit associated with certain stock compensation deductions when such deductions produce a reduction in the Company’s current tax liability. Accordingly, the Company did not recognize the benefit of the tax deductions upon the exercise of stock options or vesting of restricted stock in any of the years ended December 31, 2012, 2011 or 2010. The benefit will be recorded in future periods when the Company realizes the income tax benefit with an offset to income taxes payable.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2012	2011
Deferred tax assets:
Federal net operating loss carryforwards	$2,322	$5,535
Alternative minimum tax credit carryforwards	3,225	3,046
State net operating loss carryforwards	586	731
Accrued expenses	3,346	2,812
Foreign subsidiaries, primarily NOLs, pension and accrued expenses	15,270	10,229
Other	1,066	831

Total gross deferred tax assets	25,815	23,184

Deferred tax liabilities:
Property and equipment and other long-term assets	(5,028)	(4,784)
Foreign deferred tax liabilities, primarily property and equipment	(543)	(332)

Net deferred tax asset before valuation allowance	20,244	18,068
Less valuation allowance	(8,531)	(5,954)

Net deferred tax asset	$11,713	$12,114

Current net deferred tax assets of $7.6 million and $6.9 million and long-term net deferred tax assets of $5.3 million and $5.6 million were recorded at December 31, 2012 and 2011, respectively. Long-term deferred tax liability of $1.2 million and $0.4 million were recorded at December 31, 2012 and 2011, respectively. In 2012 and 2011, a deferred tax benefit of $1.1 million and $0.7 million, respectively, related to changes in pension net actuarial loss and prior service credit were recorded in other comprehensive income.

A reconciliation of the change in the unrecognized tax benefits for the years December 31, is as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$1,053	$803	$1,007
Additions based on tax positions	381	447	256
Reductions due to lapses of statutes of limitations	(285)	(197)	(460)

Balance at end of year	$1,149	$1,053	$803

Unrecognized tax benefits at December 31, 2012, 2011 and 2010 of $1.1 million, $1.1 million and $0.8 million, respectively, for uncertain tax positions related primarily to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized. The Company incurred no significant interest or penalties for any of the years ended December 31, 2012, 2011 or 2010.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2009 and subsequent years remain subject to examination. Additionally, NOLs originating in years prior to 2009 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2006. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon.

13. Commitments and Contingencies

The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases, including short-term leases, was $17.6 million, $18.9 million and $14.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2013	$13	$8,542
2014	28	6,824
2015	11	5,471
2016	—	3,588
2017	—	1,667
Thereafter	—	3,852

Total minimum lease payments	$52	$29,944
Less amounts representing interest	(7)

Present value of future minimum lease payments	$45

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million and $1.0 million as of December 31, 2012 and 2011, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

On September 19, 2011, John Daugherty filed a derivative shareholder petition in the County Court at Law No. 3, Dallas County, Texas, on behalf of the Company against certain of the Company’s directors and executive officers (collectively “the defendants”) and naming the Company as a nominal party. The petition alleged the defendants breached their fiduciary responsibilities in regard to certain internal control matters. The petitioner requested that the defendants pay unspecified damages to the Company. On October 31, 2011, the defendants filed their answer in the lawsuit as well as motions to dismiss it and on February 15, 2013, the case was dismissed.

Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility from 1998 through the second quarter of 2005. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the customer’s claim.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million and $1.3 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of December 31, 2012 and 2011, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

14. Business Segment Data and Geographical Information

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the financial information of the Company’s reportable segments as of and for the years ended December 31, 2012, 2011 and 2010 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia- Pacific	Reconciling Items	Total
Year ended December 31, 2012:
Revenues from external customers [1]	$182,806	$106,298	$37,388	$—	$326,492
Intersegment revenues [2]	4,982	8,488	1,057	(14,527)	—
Operating income (loss) [3] [4]	$18,253	$3,175	$3,741	$(17,657)	$7,512
Allocation of headquarter costs [5]	(9,787)	(5,791)	(2,079)	17,657	—

Adjusted operating income (loss)	$8,466	$(2,616)	$1,662	$—	$7,512

Depreciation and amortization	5,519	1,798	1,572	—	8,889
Income tax (expense) benefit	(3,417)	(1,536)	(412)	—	(5,365)
Total assets [6] [7]	139,815	68,247	23,566	—	231,628
Capital expenditures	6,710	1,926	650	—	9,286

Year ended December 31, 2011:
Revenues from external customers [1]	$158,515	$118,649	$39,043	$—	$316,207
Intersegment revenues [2]	3,130	5,792	1,340	(10,262)	—
Operating income (loss) [3] [4]	$19,717	$8,995	$5,404	$(13,665)	$20,451
Allocation of headquarter costs [5]	(6,763)	(5,205)	(1,697)	13,665	—

Adjusted operating income (loss)	$12,954	$3,790	$3,707	$—	$20,451

Depreciation and amortization	4,582	2,011	1,638	—	8,231
Income tax (expense) benefit	7,617	(2,270)	(685)	—	4,662
Total assets [6] [7]	114,855	67,538	24,839	—	207,232
Capital expenditures	3,960	1,544	946	—	6,450

Year ended December 31, 2010:
Revenues from external customers [1]	$135,174	$109,373	$41,406	$—	$285,953
Intersegment revenues [2]	2,947	7,783	243	(10,973)	—
Operating income (loss) [3] [4]	$16,208	$1,970	$10,891	$(15,409)	$13,660
Allocation of headquarter costs [5]	(7,228)	(5,983)	(2,198)	15,409	—

Adjusted operating income (loss)	$8,980	$(4,013)	$8,693	$—	$13,660

Depreciation and amortization	3,450	1,885	1,155	—	6,490
Income tax (expense) benefit	(947)	(1,641)	(1,192)	—	(3,780)
Total assets [6] [7]	93,740	65,494	22,867	—	182,101
Capital expenditures	3,956	2,679	677	—	7,312

[1]

Included in the Americas are U.S. revenues of $178.6 million, $151.1 million and $132.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in EMEA are U.K. revenues of $57.2 million, $58.7 million and $46.5 million for the year ended December 31, 2012, 2011 and 2010, respectively.

[2]	Reconciling Items represent eliminations or reversals of transactions between reportable segments.
[3]

Reconciling Items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

[4]

Includes restructuring charges of $3.6 million, $0.4 million and $5.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. Includes corporate headquarter relocation charges for $1.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. Includes impairment charges of $0.4 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

[5]

Represents the allocation of headquarter costs and operating income (loss) had the Company allocated such costs based on the segments’ respective revenues. Historically, the Company has not allocated headquarter costs to its operating segments.

[6]	Included in the Americas are U.S. total assets of $136.8 million, $112.2 million and $91.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.
[7]

Goodwill in the Americas at December 31, 2012, 2011 and 2010 totaled $7.0 million, $6.1 million and $4.9 million, respectively. Goodwill in EMEA totaled $6.6 million at each of December 31, 2012, 2011 and 2010. Goodwill in Asia-Pacific totaled $1.9 million at each of December 31, 2012 and 2011 and $1.6 million at December 31, 2010.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location at December 31, (in thousands):

	2012	2011
Americas	$34,532	$21,661
EMEA	11,417	11,114
Asia-Pacific	4,672	5,500

Total long-lived assets	$50,621	$38,275

Included in the Americas geographical area were United States property and equipment, net of $27.5 million and $19.4 million at December 31, 2012 and 2011, respectively. Included in the EMEA geographical area at December 31, 2012 and 2011 were U.K. property and equipment, net of $5.4 million and $4.7 million, respectively.

Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in any geographical area can be impacted by changes in currency exchange rates in any given year. In 2012, the financial results were favorably impacted in EMEA but were partially offset by unfavorable impacts in Asia-Pacific as a result of currency exchange rate changes during the year. In 2011, the financial results were favorably impacted in Asia Pacific, EMEA and the Americas as a result of currency exchange rate changes during the year. In 2010, the financial results were favorably impacted in Asia Pacific but were partially offset by unfavorable impacts in EMEA as a result of currency exchange rate changes during the year.

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

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2012 and 2011 approximated the carrying value due to market rates of interest.

The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, and other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at December 31, 2012, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

17. Quarterly Financial Data (Unaudited)

Quarterly operating results for 2012 and 2011 are summarized as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2012:
Revenues	$71,782	$85,928	$75,579	$93,203
Operating income (loss)[1] [2]	$(751)	$4,803	$(728)	$4,188
Net income (loss)[2]	$(830)	$1,844	$(1,280)	$1,071
Earnings (loss) per common share:
Basic	$(0.02)	$0.05	$(0.03)	$0.03
Diluted	$(0.02)	$0.05	$(0.03)	$0.03
2011:
Revenues	$73,054	$83,009	$78,330	$81,814
Operating income4 5	$3,825	$6,607	$5,522	$4,497
Net income[6] [7]	$4,026	$5,146	$3,582	$11,216
Earnings per common share:
Basic	$0.11	$0.14	$0.10	$0.30
Diluted	$0.11	$0.14	$0.10	$0.30

[1]

Operating income (loss) for the quarters ended in 2012 includes restructuring charges of nil, $0.7 million, $0.1 million and $2.8 million, respectively, and corporate headquarter relocation charges of $0.8 million, $0.7 million, $0.1 million, and nil, respectively.

[2]

Operating income and net income for the quarter ended December 31, 2012 include an impairment charge of $0.4 million and $0.2 million, respectively, related to a write down of certain intangible assets in the Americas.

[3]

Net income (loss) for the quarters ended in 2012 includes restructuring charges, net of tax of nil, $0.6 million, $0.1 million and $2.7 million, respectively, and corporate headquarter relocation charges of $0.5 million, $0.4 million, $0.1 million and nil, respectively.

[4]

Operating income for the quarters ended in 2011 includes restructuring charges of $0.1 million, $0.2 million, $0.02 million and $0.1 million, respectively, and includes relocation charges of $0.1 million for the quarter ended December 31, 2011.

[5]	Operating income and net income for the quarter ended December 31, 2011 include an impairment charge of $0.9 million related to a write down of certain assets in Germany.
[6]

Net income for the quarter ended March 31, 2011 includes an acquisition related deferred tax benefit of $1.2 million and net income for the quarter ended December 31, 2011 includes a $7.7 million income tax benefit related to the reversal of the valuation allowance on deferred tax assets in the United States.

[7]

Net income for the quarters ended in 2011 includes restructuring charges, net of tax of $0.1 million, $0.1 million, $0.01 million and $0.1 million, respectively, and includes relocation charges, net of tax of $0.1 million for the quarter ended December 31, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION

By:	/s/ JOSEPH E. MILLIRON
JOSEPH E. MILLIRON
Chief Operating Officer and President

Date: March 8, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ CHARLES R. COX	Chief Executive Officer and Chairman	March 8, 2013
CHARLES R. COX	(Principal Executive Officer)

/s/ ROBERT S. MUFF	Chief Accounting Officer (Principal	March 8, 2013
ROBERT S. MUFF	Financial and Accounting Officer)

/s/ SANGWOO AHN	Director	March 8, 2013
SANGWOO AHN

/s/ KEVIN R. JOST	Director	March 8, 2013
KEVIN R. JOST

/s/ RALPH PATITUCCI	Director	March 8, 2013
RALPH PATITUCCI