Form 10-Q
period 2013-03-31
FURMANITE CORP
filed 2013-05-03
CIK 54441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from                      to

Commission File Number 001-05083

FURMANITE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	74-1191271
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10370 Richmond Avenue Suite 600 Houston, Texas	770442
(Address of principal executive offices)	(Zip Code)

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

There were 37,390,966 shares of the registrant’s common stock outstanding as of May 1, 2013.

FURMANITE CORPORATION AND SUBSIDIARIES

INDEX

Page Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. Financial Information	4
Item 1. Financial Statements	4
Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4
Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited)	5
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (unaudited)	6
Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2013 (unaudited) and for the Year Ended December 31, 2012	7
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. Other Information	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	32

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,354	$33,185
Accounts receivable, trade (net of allowance for doubtful accounts of $1,642 and $1,648 as of March 31, 2013 and December 31, 2012, respectively)	80,594	77,042
Inventories:
Raw materials and supplies	23,183	23,146
Work-in-process	10,712	8,449
Finished goods	139	116
Deferred tax assets, current	6,274	7,612
Prepaid expenses and other current assets	6,760	7,743

Total current assets	152,016	157,293
Property and equipment	96,028	93,375
Less: accumulated depreciation and amortization	(52,251)	(51,132)

Property and equipment, net	43,777	42,243
Goodwill	15,524	15,524
Deferred tax assets, non-current	4,944	5,276
Intangible and other assets, net	13,612	11,292

Total assets	$229,873	$231,628

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,132	$2,190
Accounts payable	19,750	21,595
Accrued expenses and other current liabilities	24,698	25,728
Income taxes payable	192	926

Total current liabilities	46,772	50,439
Long-term debt, non-current	41,052	39,609
Net pension liability	17,219	18,536
Other liabilities	3,985	3,965

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,395,959 and 41,329,538 shares issued as of March 31, 2013 and December 31, 2012, respectively	4,791	4,783
Additional paid-in capital	134,673	134,521
Retained earnings	14,966	12,402
Accumulated other comprehensive loss	(15,572)	(14,614)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)

Total stockholders’ equity	120,845	119,079

Total liabilities and stockholders’ equity	$229,873	$231,628

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues	$89,038	$71,782
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	62,731	52,352
Depreciation and amortization expense	2,829	2,025
Selling, general and administrative expense	19,400	18,156

Total costs and expenses	84,960	72,533

Operating income (loss)	4,078	(751)
Interest income and other income (expense), net	329	(128)
Interest expense	(278)	(401)

Income (loss) before income taxes	4,129	(1,280)

Income tax (expense) benefit	(1,565)	450

Net income (loss)	$2,564	$(830)

Earnings (loss) per common share:
Basic	$0.07	$(0.02)
Diluted	$0.07	$(0.02)

Weighted-average number of common and common equivalent shares used in computing earnings (loss) per common share:
Basic	37,341	37,206
Diluted	37,595	37,206

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$2,564	$(830)
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	(71)	(34)
Net gain (loss) arising during period	1,774	(313)
Less: Amortization of prior service cost included in net periodic pension cost	24	24

Defined benefit pension plans, net	1,727	(323)
Foreign currency translation adjustments	(2,270)	1,655

Total other comprehensive income (loss) before tax	(543)	1,332
Income tax (expense) benefit related to components of other comprehensive income (loss)	(415)	81

Other comprehensive income (loss), net of tax	(958)	1,413

Comprehensive income	$1,606	$583

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Three Months Ended March 31, 2013 (Unaudited) and Year Ended December 31, 2012

(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2012	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889
Net income	—	—	—	—	805	—	—	805
Stock-based compensation and stock option exercises	189,000	—	18	1,459	—	—	—	1,477
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(4,329)	—	(4,329)
Foreign currency translation adjustment	—	—	—	—	—	2,237	—	2,237

Balances at December 31, 2012	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079

Net income	—	—	—	—	2,564	—	—	2,564
Stock-based compensation and vesting of restricted stock	66,421	—	8	152	—	—	—	160
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	1,312	—	1,312
Foreign currency translation adjustment	—	—	—	—	—	(2,270)	—	(2,270)

Balances at March 31, 2013	41,395,959	4,008,963	$4,791	$134,673	$14,966	$(15,572)	$(18,013)	$120,845

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$2,564	$(830)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,829	2,025
Provision for doubtful accounts	21	371
Stock-based compensation expense	216	207
Deferred income taxes	1,289	383
Other, net	(352)	(411)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,088)	(50)
Inventories	(2,230)	(2,750)
Prepaid expenses and other current assets	(50)	148
Accounts payable	(1,947)	1,320
Accrued expenses and other current liabilities	(1,352)	58
Income taxes payable	(147)	(1,144)
Other, net	(95)	145

Net cash used in operating activities	(3,342)	(528)

Investing activities:
Capital expenditures	(2,613)	(2,040)
Acquisition of businesses	(905)	—
Proceeds from sale of assets	12	11

Net cash used in investing activities	(3,506)	(2,029)

Financing activities:
Payments on debt	(1,449)	(32,707)
Proceeds from issuance of debt	—	30,000
Debt issuance costs	—	(575)
Issuance of common stock	—	416

Net cash used in financing activities	(1,449)	(2,866)

Effect of exchange rate changes on cash	(534)	416

Decrease in cash and cash equivalents	(8,831)	(5,007)
Cash and cash equivalents at beginning of period	33,185	34,524

Cash and cash equivalents at end of period	$24,354	$29,517

Supplemental cash flow information:
Cash paid for interest	$248	$143
Cash paid for income taxes, net of refunds received	$812	$1,161

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquisition of businesses	$2,801	$—

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1. General and Summary of Significant Accounting Policies

General

The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company” or “Furmanite”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements, have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.

Revenue Recognition

Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2013 or 2012.

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

The tax benefit from uncertain tax positions is recognized only if it is more likely than not that the tax position will be sustained on examination by the applicable taxing authorities, based on the technical merits of the position. The tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. Uncertain tax positions in certain foreign jurisdictions would not impact the effective foreign tax rate where unrecognized non-current tax benefits are offset by fully reserved net operating loss carryforwards. The Company recognizes interest expense on underpayments of income taxes and accrued penalties related to unrecognized non-current tax benefits as part of the income tax provision.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The adoption of this guidance on January 1, 2013 did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements other than certain additional required financial statement disclosures.

2. Acquisition

On June 29, 2012, Furmanite America, Inc., a wholly owned subsidiary of the Company, entered into and consummated an Asset Purchase Agreement to acquire certain assets, including inventory, equipment and intangible assets, all of which relate to operations in the Americas (which includes operations in North America, South America and Latin America), of the Houston Service Center (“HSC”) of MCC Holdings, Inc., a wholly owned subsidiary of Crane Energy Flow Solutions, for total cash consideration of $9.3 million. HSC provides valve and actuator repair, maintenance and testing services to customers in the refining, petrochemical and power industries. In connection with the acquisition, the Company borrowed an additional $9.3 million from its existing revolving credit facility.

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

Basic and diluted weighted-average common shares outstanding and earnings (loss) per share include the following (in thousands, except per share data):

	For the Three Months Ended March 31,
	2013	2012
Net income (loss)	$2,564	$(830)

Basic weighted-average common shares outstanding	37,341	37,206
Dilutive effect of common stock equivalents	254	—

Diluted weighted-average common shares outstanding	37,595	37,206

Earnings (loss) per share:
Basic	$0.07	$(0.02)
Diluted	$0.07	$(0.02)
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	893	934

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Compensation and benefits[1]	$15,950	$16,609
Estimated potential uninsured liability claims	1,934	1,934
Value added tax payable	1,456	1,284
Professional, audit and legal fees	1,385	1,508
Taxes other than income	1,042	1,346
Rent	593	568
Other employee related expenses	575	222
Customer deposits	158	795
Interest	24	24
Other[2]	1,581	1,438

	$24,698	$25,728

[1]	Includes restructuring accruals of $0.4 million and $2.0 million as of March 31, 2013 and December 31, 2012, respectively.
[2]	Includes restructuring accruals of $0.1 million and $0.1 million as of March 31, 2013 and December 31, 2012, respectively.

5. Restructuring

The Company committed to certain cost reduction initiatives during the second quarters of 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2010 Cost Reduction Initiative

The Company committed to a cost reduction initiative in the second quarter of 2010 (the “2010 Cost Reduction Initiative”), primarily related to the restructuring of certain functions within the Company’s EMEA operations (which include operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The Company had substantially completed the 2010 Cost Reduction Initiative at the end of 2012, with total costs incurred since its inception of approximately $4.0 million. As of March 31, 2013, future cash payments of approximately $0.4 million are expected in connection with this initiative, all of which are expected to be paid in 2013. There were no restructuring costs incurred for the three months ended March 31, 2013 and insignificant restructuring costs incurred for the three months ended March 31, 2012 related to this initiative.

2012 Cost Reduction Initiative

In the second quarter of 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. The Company had substantially completed the 2012 Cost Reduction Initiative at the end of 2012, with total restructuring costs incurred since inception of approximately $3.4 million, which primarily related to one-time termination benefits. As of March 31, 2013, future cash payments of approximately $0.1 million are expected in connection with this initiative, all of which are expected to be paid in 2013. There were no restructuring costs incurred for the three months ended March 31, 2013 or 2012 related to this initiative.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

The activity related to reserves associated with the remaining cost reduction initiatives for the three months ended March 31, 2013, is as follows (in thousands):

	Reserve at December 31, 2012	Charges	Cash payments	Foreign currency adjustments	Reserve at March 31, 2013
2010 Cost Reduction Initiative
Severance and benefit costs	$436	$—	$(74)	$(12)	$350
Lease termination costs	24	—	—	—	24
Other restructuring costs	19	—	(18)	—	1

2012 Cost Reduction Initiative
Severance and benefit costs	1,533	—	(1,414)	(25)	94
Lease termination costs	76	—	(56)	(1)	19
Other restructuring costs	33	—	(23)	—	10

Total	$2,121	$—	$(1,585)	$(38)	$498

Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations of 138 employees, all of which are within the Company’s EMEA segment.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Borrowings under the revolving credit facility (the “Credit Agreement”)	$39,300	$39,300
Capital leases	39	45
Notes payable	2,801	1,010
Other debt	1,044	1,444

Total long-term debt	43,184	41,799
Less: current portion of long-term debt	(2,132)	(2,190)

Total long-term debt, non-current	$41,052	$39,609

Credit Facilities

On March 5, 2012, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and certain foreign subsidiaries of FWI (the “foreign subsidiary designated borrowers”) entered into a credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At March 31, 2013, $39.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 2.0% at March 31, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 30, 2014 through February 28, 2017 on the $39.3 million currently outstanding under the Credit Agreement. The Credit

Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at March 31, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $151.5 million as of March 31, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2013, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $34.2 million at March 31, 2013.

Notes Payable and Other Debt

On February 23, 2011, in connection with the acquisition of Self Leveling Machines, Inc. and certain assets of Self Levelling Machines Pty. Ltd., the Company issued $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) of notes payable (the “SLM Notes”), payable in installments through February 23, 2013. All obligations under the SLM Notes were secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the SLM Notes in February 2013 and resultant release of the lien by the sellers’ equity holders, the acquired assets became assets secured under the Credit Agreement. At December 31, 2012, $1.0 million was outstanding under the SLM Notes. The SLM Notes bore interest at a fixed rate of 2.5% per annum.

On January 1, 2013, in connection with an asset purchase, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and will be paid in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017.

On February 28, 2013, in connection with acquired assets, the Company issued a $0.9 million note payable due on March 1, 2014.

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 due in both 2014 and 2015, with $1.0 million and $1.4 million outstanding at March 31, 2013 and December 31, 2012, respectively.

7. Retirement Plans

Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its United Kingdom employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents less than three percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedule of net periodic pension cost includes combined amounts from the two plans, while assumption and narrative information relates solely to the U.K. Plan.

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Service cost	$222	$258
Interest cost	867	893
Expected return on plan assets	(886)	(793)
Amortization of prior service cost	(24)	(24)
Amortization of net actuarial loss	336	228

Net periodic pension cost	$515	$562

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.7% overall, 7.0% for equities and 3.7% for bonds. Estimated annual pension plan contributions are assumed to be consistent with the current expected contribution level of $1.1 million for 2013.

8. Stock-Based Compensation

The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For each of the three months ended March 31, 2013 and 2012, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangements was $0.2 million.

During the first quarter of 2013, the Company granted 30,000 shares of restricted stock awards to its directors at a grant date fair value of $6.05 per share and 35,000 stock options to an employee at a grant date fair value of $3.51. In the first quarter of 2012, the Company granted 154,721 restricted stock units to certain employees with a grant date fair value of $6.99 per share. The Company also granted 40,000 shares of restricted stock awards to its directors at a grant date fair value of $6.99 per share during the first quarter of 2012.

In the three months ended March 31, 2013, 46,403 restricted stock units with a grant date fair value of $0.3 million vested, resulting in the issuance of 36,421 shares of common stock, net of 9,982 shares which were withheld for tax obligations of the grantees, as allowed under the plan.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of March 31, 2013, the total unrecognized compensation expense related to stock options and restricted stock awards was $2.0 million and $2.3 million, respectively.

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	March 31, 2013	December 31, 2012
Net actuarial loss and prior service credit	$(20,461)	$(22,188)
Less: deferred tax benefit	4,920	5,335

Net of tax	(15,541)	(16,853)
Foreign currency translation adjustment	(31)	2,239

Total accumulated other comprehensive loss	$(15,572)	$(14,614)

Changes in accumulated other comprehensive income (loss) by component in the consolidated statements of comprehensive income include the following for the three months ended March 31, (in thousands):

	Defined Benefit Pension Items	Foreign Currency Items	Total
2013:
Beginning balance, net	$(16,853)	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	1,075	(2,270)	(1,195)
Amounts reclassified from accumulated other comprehensive income2 3	237	—	237

Net other comprehensive income (loss)	$1,312	$(2,270)	$(958)

Ending balance, net	$(15,541)	$(31)	$(15,572)

2012:
Beginning balance, net	$(12,524)	$2	$(12,522)
Other comprehensive income (loss) before reclassifications[1]	(396)	1,655	1,259
Amounts reclassified from accumulated other comprehensive income2 3	154	—	154

Net other comprehensive income (loss)	$(242)	$1,655	$1,413

Ending balance, net	$(12,766)	$1,657	$(11,109)

[1]	Net of tax expense (benefit) of $0.4 million and $(0.1) million for defined benefit pension plans for the three months ended March 31, 2013 and 2012, respectively.
[2]	Net of tax expense of $0.1 million for defined benefit pension plans for each of the three months ended March 31, 2013 and 2012.
[3]

Reclassification adjustments out of accumulated comprehensive income for amortization of prior service cost are included in the computation of net periodic pension cost. See Note 7 for additional details.

10. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded income tax expense of $1.6 million and an income tax benefit of $0.5 million, respectively. For the three months ended March 31, 2013, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was approximately 37.9% for the three months ended March 31, 2013 and income tax benefit as a percentage of loss before income taxes was approximately 35.2% for the three months ended March 31, 2012. The difference in the income tax rates between periods is related to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2013 is as follows (in thousands):

Balance at December 31, 2012	$1,149
Additions based on tax positions	33
Reductions due to lapses of statutes of limitations	—

Balance at March 31, 2013	$1,182

Unrecognized tax benefits at March 31, 2013 and December 31, 2012 of $1.2 million and $1.1 million, respectively, for uncertain tax positions related to transfer pricing are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three months ended March 31, 2013 or 2012 related to underpayments of income taxes or uncertain tax positions.

11. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of March 31, 2013 and December 31, 2012. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both March 31, 2013 and December 31, 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three months ended March 31, 2013 and 2012 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia-Pacific	Reconciling Items	Total
Three months ended March 31, 2013:
Revenues from external customers¹	$60,760	$20,305	$7,973	$—	$89,038
Intersegment revenues[2]	2,281	2,328	51	(4,660)	—

Operating income (loss)3 4	$7,204	$802	$635	$(4,563)	$4,078
Allocation of headquarter costs[5]	(3,108)	(1,046)	(409)	4,563	—

Adjusted operating income (loss)	$4,096	$(244)	$226	$—	$4,078

Three months ended March 31, 2012:
Revenues from external customers¹	$40,698	$23,027	$8,057	$—	$71,782
Intersegment revenues[2]	203	1,610	218	(2,031)	—

Operating income (loss)3 4	$4,355	$(1,196)	$226	$(4,136)	$(751)
Allocation of headquarter costs[5]	(2,354)	(1,317)	(465)	4,136	—

Adjusted operating income (loss)	$2,001	$(2,513)	$(239)	$—	$(751)

[1]	Included in the Americas are domestic revenues of $59.4 million and $40.2 million for the three months ended March 31, 2013 and 2012, respectively.
[2]	Reconciling items represent eliminations or reversals of transactions between reportable segments.
[3]

Reconciling items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

[4]	Includes corporate headquarter relocation charges of $0.8 million for the three months ended March 31, 2012 in reconciling items.
[5]

Represents the allocation of headquarter costs and operating income (loss) had the Company allocated such costs based on the segments’ respective revenues. Historically, the Company has not allocated headquarter costs to its operating segments.

Goodwill in the Americas at both March 31, 2013 and December 31, 2012 totaled $7.0 million. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million, respectively, at each of March 31, 2013 and December 31, 2012.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	March 31, 2013	December 31, 2012
Americas	$39,730	$34,532
EMEA	10,279	11,417
Asia-Pacific	4,482	4,672

Total long-lived assets	$54,491	$50,621

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

The Company currently does not have any assets or liabilities that would require valuation under ASC 820-10, except for pension assets. The Company did not have any derivatives or marketable securities as of March 31, 2013 and December 31, 2012. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of March 31, 2013 and December 31, 2012 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimates are not necessarily indicative of the amounts that would be realized in a current market exchange.

The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at March 31, 2013, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Quarterly Report on Form 10-Q.

Business Overview

Furmanite Corporation, (the “Parent Company”), together with its subsidiaries (collectively the “Company” or “Furmanite”) was incorporated in 1953 and conducts its principal business through its subsidiaries in the technical services industry. The Parent Company’s common stock, no par value, trades under the ticker symbol “FRM” on the New York Stock Exchange.

The Company provides specialized technical services, including on-line services, which include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services. In addition, the Company provides off-line services, which include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services; and other services including smart shim services, concrete repair, engineering services, and valve and other products and manufacturing. These services and products are provided primarily to electric power generating plants, petroleum refineries, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through Furmanite.

Financial Overview

For the three months ended March 31, 2013, consolidated revenues increased by $17.3 million compared to the three months ended March 31, 2012, primarily related to volume increases in off-line services and were associated with onsite machining, heat treatment and valve repair services as well as non-destructive testing and inspection services in the Americas. The increase in revenues, combined with improved contribution margins, resulted in a $4.8 million increase in operating income for the three months ended March 31, 2013 compared to the same period in 2012. The operating results in 2013 were positively impacted by improved utilization of labor and increased leverage on fixed costs from higher revenue levels in the current year first quarter. In addition, operating results in the prior year period were unfavorably affected by several factors, including the impact from its cost reduction initiatives and the relocation of its corporate headquarters.

The Company’s net income for the three months ended March 31, 2013 was $2.6 million compared to a net loss of $0.8 million for the three months ended March 31, 2012. The Company’s diluted earnings per share for the three months ended March 31, 2013 were $0.07 compared to a diluted loss per share of $0.02 for the three months ended March 31, 2012.

Results of Operations

	For the Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)

Revenues	$89,038	$71,782
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	62,731	52,352
Depreciation and amortization expense	2,829	2,025
Selling, general and administrative expense	19,400	18,156

Total costs and expenses	84,960	72,533

Operating income (loss)	4,078	(751)
Interest income and other income (expense), net	329	(128)
Interest expense	(278)	(401)

Income (loss) before income taxes	4,129	(1,280)
Income tax (expense) benefit	(1,565)	450

Net income (loss)	$2,564	$(830)

Earnings (loss) per share:
Basic	$0.07	$(0.02)
Diluted	$0.07	$(0.02)

Additional Revenue Information:

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)

On-line services	$31,353	$30,145
Off-line services	45,576	28,718
Other services	12,109	12,919

Total revenues	$89,038	$71,782

Business Segment and Geographical Information

	For the Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenues:
Americas	$60,760	$40,698
EMEA	20,305	23,027
Asia-Pacific	7,973	8,057

Total revenues	89,038	71,782

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	42,762	28,640
EMEA	14,513	18,200
Asia-Pacific	5,456	5,512

Total operating costs (exclusive of depreciation and amortization)	62,731	52,352
Operating costs as a percentage of revenue	70.5%	72.9%

Depreciation and amortization expense
Americas, including corporate	1,946	1,139
EMEA	535	453
Asia-Pacific	348	433

Total depreciation and amortization expense	2,829	2,025
Depreciation and amortization expense as a percentage of revenue	3.2%	2.8%

Selling, general and administrative expense
Americas, including corporate¹	13,408	10,710
EMEA	4,458	5,560
Asia-Pacific	1,534	1,886

Total selling general and administrative expense	19,400	18,156
Selling, general and administrative expense as a percentage of revenue	21.8%	25.3%

Total costs and expenses	$84,960	$72,533

[1]	Includes corporate overhead costs of $4.6 million and $4.1 million for the three months ended March 31, 2013 and 2012, respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues

For the three months ended March 31, 2013, consolidated revenues increased by $17.3 million, or 24.0%, to $89.0 million, compared to $71.7 million for the three months ended March 31, 2012. Changes related to foreign currency exchange rates unfavorably impacted revenues by $0.3 million, of which $0.2 million and $0.1 million related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $17.6 million, or 24.5%, for the three months ended March 31, 2013 compared to the same period in 2012. This $17.6 million increase in revenues consisted of increases of $20.1 million in the Americas and $0.1 million in Asia-Pacific, which were partially offset by a decrease of $2.6 million in EMEA. The increase in revenues in the Americas was primarily attributable to increases within off-line services, which included volume increases in valve repair, onsite machining and heat treatment services of approximately 48% when compared to revenues in the same period in 2012, as well as the growth in non-destructive testing and inspection services as the Company continues to penetrate the market with these services. The decrease in revenues in EMEA, which was wholly attributable to its central European locations, was related to volume decreases in valve repair, leak sealing, hot tapping and other product and manufacturing services. These decreases were partially offset by moderate volume increases in bolting services within off-line services as well as composite repair services within on-line services. Revenues in Asia-Pacific were consistent with the same period in 2012 as volume increases in on-site machining and hot tapping services were substantially offset by volume decreases in leak sealing services.

Operating Costs (exclusive of depreciation and amortization)

For the three months ended March 31, 2013, operating costs increased $10.4 million, or 19.9%, to $62.7 million, compared to $52.3 million for the three months ended March 31, 2012. Changes related to foreign currency exchange rates favorably impacted costs by $0.2 million, of which $0.1 million related to favorable impacts in each of EMEA and Asia-Pacific. Excluding the foreign currency exchange rate impact, operating costs increased by $10.6 million, or 20.2%, for the three months ended March 31, 2013, compared to the same period in 2012. This change consisted of a $14.2 million increase in the Americas but was partially offset by a $3.6 million decrease in EMEA. The increase in operating costs in the Americas primarily resulted from an increase in labor costs of approximately 41%, while the decrease in operating costs in EMEA was primarily due to decreases in material and labor costs of approximately 17%, both primarily attributable to the changes in revenues when compared to the same period in 2012. Operating costs for Asia-Pacific were consistent for the three months ended March 31, 2013 and 2012.

Operating costs as a percentage of revenue were 70.5% and 72.9% for the three months ended March 31, 2013 and 2012, respectively. The percentage of operating costs to revenues was lower for the three months ended March 31, 2013 compared to the same period in 2012 due primarily to the increase in revenues, which resulted in improved utilization of labor in the Americas and EMEA, and better absorption of fixed costs.

Depreciation and Amortization

For the three months ended March 31, 2013, depreciation and amortization expense increased $0.8 million, or 39.7%, when compared to the same period in 2012. Changes related to foreign currency exchange rates were insignificant for the three months ended March 31, 2013. Depreciation and amortization expense increased as a result of $16.5 million of acquisition-related long-term and intangible assets combined with capital expenditures of approximately $9.9 million placed in service over the twelve-month period ended March 31, 2013. Depreciation and amortization expense related to acquisition-related assets in the twelve-month period ended March 31, 2013 was $1.0 million for the three months ended March 31, 2013.

Selling, General and Administrative

For the three months ended March 31, 2013, selling, general and administrative expenses increased $1.2 million, or 6.9%, to $19.4 million compared to $18.2 million, for the three months ended March 31, 2012. Changes related to foreign currency exchange rates were insignificant in the current period. The increase in selling, general and administrative expenses consisted of a $2.7 million increase in the Americas, partially offset by decreases of $1.1 million and $0.4 million in EMEA and Asia-Pacific, respectively. The increase in selling, general and administrative expenses in the Americas was primarily related to increases in personnel and related costs, associated primarily with increased activity levels, as well as the impact from the implementation the Company’s strategic global organizational structure. The increase was partially offset by $0.8 million of corporate relocation costs incurred during the three months ended March 31, 2012 in connection with the relocation of the corporate headquarters to Houston, Texas, for which no similar costs were incurred in the same period in 2013. The decreases in selling, general and administrative expenses in EMEA were a result of a reduction in salary and related costs and professional fees of approximately 11% when compared to the same period in 2012, associated with the cost reduction initiative in 2012.

Selling, general and administrative expenses as a percentage of revenues decreased to 21.8% for the three months ended March 31, 2013 compared to 25.3% for the three months ended March 31, 2012.

Other Income

Interest Income and Other Income (Expense), Net

For the three months ended March 31, 2013, interest income and other income (expense) favorably changed $0.5 million when compared to the same period in 2012. Changes within interest income and other income (expense) primarily related to fluctuations within foreign currency exchange gains and losses.

Interest Expense

For the three months ended March 31, 2013, consolidated interest expense decreased $0.1 million when compared to the same period in 2012. Interest expense was higher for the three months ended March 31, 2012 due to the acceleration of $0.2 million of debt issuance costs which were expensed in 2012 due to the termination of a previous credit agreement.

Income Taxes

For the three months ended March 31, 2013 and 2012, the Company recorded income tax expense of $1.6 million and an income tax benefit $0.5 million, respectively. For the three months ended March 31, 2013, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was approximately 37.9% for the three months ended March 31, 2013, while the income tax benefit as a percentage of loss before income taxes was approximately 35.2% for the three months ended March 31, 2012. The difference in the income tax rates between periods is related to changes in the mix of income or loss before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.

Net cash used in operating activities for the three months ended March 31, 2013 was $3.3 million compared to $0.5 million for the three months ended March 31, 2012. The increase in net cash used in operating activities resulted from changes in working capital requirements, primarily within accounts receivable, accounts payable, accrued expenses and other current liabilities and non-cash items, partially offset by an increase in net income. Changes in working capital decreased cash flow by approximately $9.9 million for the three months ended March 31, 2013, compared to a decrease of $2.3 million for the same period in 2012. The additional working capital requirements in the current year resulted from the increase in activity levels, particularly those associated with the Company’s expansion of its non-destructive testing and inspection services.

Net cash used in investing activities increased to $3.5 million for the three months ended March 31, 2013 from $2.0 million for the three months ended March 31, 2012 primarily due to $0.9 million of cash paid in connection with an acquisition and an increase of $0.6 million in capital expenditures for the three months ended March 31, 2013 compared to the same period in 2012. The increase in capital expenditures compared to the 2012 period is consistent with the Company’s expectations for increased capital investment in the current year.

Consolidated capital expenditures for the calendar year 2013 have been budgeted at $16.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2013 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.

Net cash used in financing activities decreased to $1.4 million for the three months ended March 31, 2013 from $2.9 million for the three months ended March 31, 2012. Financing activities during the three months ended March 31, 2013 consisted of $1.4 million of principal payments on notes payable and other debt. In the three months ended March 31, 2012, the Company paid $2.7 million of principal payments on acquisition-related notes payable. In addition, the Company received borrowings of $30.0 million from a credit facility, repaid its remaining outstanding principal balance of $30.0 million, and paid $0.6 million of costs in connection with the refinancing of its credit facility.

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

On March 5, 2012, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and certain foreign subsidiaries of FWI (the “foreign subsidiary designated borrowers”) entered into a credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At March 31, 2013, $39.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 2.0% at March 31, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 30, 2014 through February 28, 2017 on the $39.3 million currently outstanding under the Credit Agreement. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at March 31, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $151.5 million as of March 31, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2013, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $34.2 million at March 31, 2013.

On February 23, 2011, in connection with the acquisition of Self Leveling Machines, Inc. and certain assets of Self Levelling Machines Pty. Ltd., the Company issued $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) of notes payable (the “SLM Notes”), payable in installments through February 23, 2013. All obligations under the SLM Notes were secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the SLM Notes in February 2013 and resultant release of the lien by the sellers’ equity holders, the acquired assets will became assets secured under the Credit Agreement. At December 31, 2012, $1.0 million was outstanding under the SLM Notes. The SLM Notes bore interest at a fixed rate of 2.5% per annum.

On January 1, 2013, in connection with an asset purchase, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and will be paid in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017. On February 28, 2013, in connection with acquired assets, the Company issued a $0.9 million note payable due on March 1, 2014.

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 due in both 2014 and 2015, with $1.0 million and $1.4 million outstanding at March 31, 2013 and December 31, 2012, respectively.

The Company committed to cost reduction initiatives during the second quarters of 2010 and 2012, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of March 31, 2013, the costs incurred since the inception of these two cost reduction initiatives totaled approximately $7.4 million. During the three months ended March 31, 2013, the Company incurred no additional restructuring charges but made cash payments of $1.6 million related to the initiatives. As of March 31, 2013, the remaining reserve associated with these initiatives totaled $0.5 million, all of which are expected to require cash payments, all of which are expected to be paid in 2013. Total workforce reductions for the 2010 and 2012 cost reduction initiatives included terminations of 138 employees in the Company’s EMEA segment.

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

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the three months ended March 31, 2013, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2013 or 2012.

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

The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for each reporting unit, given the nature of the Company’s business of technical services, and considering all reporting units provide the same services with long term expectations of similar earnings percentages. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values for each of the reporting units to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis. As of December 31, 2012, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the three months ended March 31, 2013 which would warrant an additional impairment test in the current period. At each of March 31, 2013 and December 31, 2012, goodwill totaled $15.5 million. Goodwill totaled $7.0 million, $6.6 million and $1.9 million at each of March 31, 2013 and December 31, 2012 in the Americas, EMEA, and Asia-Pacific, respectively.

Property, Plant and Equipment

The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of property, plant and equipment occurred in the three months ended March 31, 2013 or 2012.

Stock-Based Compensation

All stock-based compensation is recognized as an expense in the consolidated financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying in the foreseeable future, any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).

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

Exit or Disposal Obligations

In the second quarters of 2010 and 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs relative to revenues. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations and FASB ASC 712-10, Nonretirement Postemployment Benefits.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The adoption of this guidance on January 1, 2013 did not have any impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements other than certain additional required financial statement disclosures.

Off-Balance Sheet Transactions

The Company was not a party to any off-balance sheet transactions at March 31, 2013 or December 31, 2012, or for the three months ended March 31, 2013 or 2012.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $39.3 million at March 31, 2013, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.4 million.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three months ended March 31, 2013 when compared to the three months ended March 31, 2012. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income (loss). The Company does not use interest rate or foreign currency rate hedges.

Based on the three months ended March 31, 2013, foreign currency-based revenues and operating income of $29.7 million and $1.2 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $2.7 million and a reduction in operating income of $0.1 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2013. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES

PART II — Other Information

Item 1.	Legal Proceedings

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of March 31, 2013 and December 31, 2012. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both March 31, 2013 and December 31, 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors

During the quarter ended March 31, 2013, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008, incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 3, 2013.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 3, 2013.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 3, 2013.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 3, 2013.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

Date: May 3, 2013