Form 10-Q
period 2013-06-30
FURMANITE CORP
filed 2013-08-02
CIK 54441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

There were 37,416,566 shares of the registrant’s common stock outstanding as of July 29, 2013.

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

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,688	$33,185
Accounts receivable, trade (net of allowance for doubtful accounts of $1,275 and $1,648 as of June 30, 2013 and December 31, 2012, respectively)	93,111	77,042
Inventories:
Raw materials and supplies	23,668	23,146
Work-in-process	11,485	8,449
Finished goods	214	116
Deferred tax assets, current	3,477	7,612
Prepaid expenses and other current assets	5,818	7,743

Total current assets	162,461	157,293
Property and equipment	98,143	93,375
Less: accumulated depreciation and amortization	(52,876)	(51,132)

Property and equipment, net	45,267	42,243
Goodwill	15,524	15,524
Deferred tax assets, non-current	4,908	5,276
Intangible and other assets, net	13,661	11,292

Total assets	$241,821	$231,628

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,360	$2,190
Accounts payable	21,095	21,595
Accrued expenses and other current liabilities	28,686	25,728
Income taxes payable	872	926

Total current liabilities	52,013	50,439
Long-term debt, non-current	41,045	39,609
Net pension liability	17,089	18,536
Other liabilities	4,253	3,965

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,425,529 and 41,329,538 shares issued as of June 30, 2013 and December 31, 2012, respectively	4,795	4,783
Additional paid-in capital	135,226	134,521
Retained earnings	21,727	12,402
Accumulated other comprehensive loss	(16,314)	(14,614)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)

Total stockholders’ equity	127,421	119,079

Total liabilities and stockholders’ equity	$241,821	$231,628

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

(in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$108,376	$85,928	$197,414	$157,710
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	71,697	58,326	134,428	110,678
Depreciation and amortization expense	2,679	1,964	5,508	3,989
Selling, general and administrative expense	22,376	20,835	41,776	38,991

Total costs and expenses	96,752	81,125	181,712	153,658

Operating income	11,624	4,803	15,702	4,052
Interest income and other income (expense), net	(181)	(72)	148	(200)
Interest expense	(278)	(197)	(556)	(598)

Income before income taxes	11,165	4,534	15,294	3,254

Income tax expense	(4,404)	(2,690)	(5,969)	(2,240)

Net income	$6,761	$1,844	$9,325	$1,014

Earnings per common share:
Basic	$0.18	$0.05	$0.25	$0.03
Diluted	$0.18	$0.05	$0.25	$0.03

Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,402	37,253	37,372	37,229
Diluted	37,552	37,342	37,521	37,357

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$6,761	$1,844	$9,325	$1,014
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	(46)	(57)	(117)	(91)
Net gain arising during period	325	597	2,099	284
Less: Amortization of prior service cost included in net periodic pension cost	23	24	47	48

Defined benefit pension plans, net	302	564	2,029	241
Unrealized gain on interest rate swap	503	—	503	—
Foreign currency translation adjustments	(1,273)	(1,404)	(3,543)	251

Total other comprehensive income (loss) before tax	(468)	(840)	(1,011)	492
Income tax expense related to components of other comprehensive income (loss)	(274)	(142)	(689)	(61)

Other comprehensive income (loss), net of tax	(742)	(982)	(1,700)	431

Comprehensive income	$6,019	$862	$7,625	$1,445

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2013 (Unaudited) and Year Ended December 31, 2012

(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2012	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889
Net income	—	—	—	—	805	—	—	805
Stock-based compensation and stock option exercises	189,000	—	18	1,459	—	—	—	1,477
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(4,329)	—	(4,329)
Foreign currency translation adjustment	—	—	—	—	—	2,237	—	2,237

Balances at December 31, 2012	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079

Net income	—	—	—	—	9,325	—	—	9,325
Stock-based compensation, stock option exercises and vesting of restricted stock	95,991	—	12	705	—	—	—	717
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	1,541	—	1,541
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	302	—	302
Foreign currency translation adjustment	—	—	—	—	—	(3,543)	—	(3,543)

Balances at June 30, 2013	41,425,529	4,008,963	$4,795	$135,226	$21,727	$(16,314)	$(18,013)	$127,421

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Operating activities:
Net income	$9,325	$1,014
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,508	3,989
Provision for doubtful accounts	38	1,169
Stock-based compensation expense	624	539
Deferred income taxes	4,048	1,213
Other, net	163	252
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,252)	(9,066)
Inventories	(3,759)	(5,149)
Prepaid expenses and other current assets	706	1,967
Accounts payable	(593)	2,355
Accrued expenses and other current liabilities	2,531	3,177
Income taxes payable	226	(1,334)
Other, net	(65)	229

Net cash provided by operating activities	2,500	355

Investing activities:
Capital expenditures	(6,818)	(3,309)
Acquisition of businesses	(905)	(9,259)
Proceeds from sale of assets	30	108

Net cash used in investing activities	(7,693)	(12,460)

Financing activities:
Payments on debt	(2,227)	(32,714)
Proceeds from issuance of debt	—	39,300
Debt issuance costs	—	(595)
Issuance of common stock	93	416

Net cash (used in) provided by financing activities	(2,134)	6,407

Effect of exchange rate changes on cash	(1,170)	(93)

Decrease in cash and cash equivalents	(8,497)	(5,791)
Cash and cash equivalents at beginning of period	33,185	34,524

Cash and cash equivalents at end of period	$24,688	$28,733

Supplemental cash flow information:
Cash paid for interest	$473	$402
Cash paid for income taxes, net of refunds received	$1,740	$2,488

Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquisition of businesses	$2,801	$—
Receivable for stock options exercise	$—	$126

The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or six months ended June 30, 2013 or 2012.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected further tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized as an income tax expense or benefit in the period when the change is enacted.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance on January 1, 2013 resulted in the addition of certain financial disclosure information, but did not have a material impact on the Company’s consolidated financial statements.

2. Acquisition

On June 29, 2012, Furmanite America, Inc. (“Furmanite America”), a wholly owned subsidiary of the Company, entered into and consummated an Asset Purchase Agreement to acquire certain assets, including inventory, equipment and intangible assets, all of which relate to operations in the Americas (which includes operations in North America, South America and Latin America), of the Houston Service Center (“HSC”) of MCC Holdings, Inc., a wholly owned subsidiary of Crane Energy Flow Solutions, for total cash consideration of $9.3 million. HSC provides valve and actuator repair, maintenance and testing services to customers in the refining, petrochemical and power industries. In connection with the acquisition, the Company borrowed an additional $9.3 million from its existing revolving credit facility.

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

Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$6,761	$1,844	$9,325	$1,014

Basic weighted-average common shares outstanding	37,402	37,253	37,372	37,229
Dilutive effect of common stock equivalents	150	89	149	128

Diluted weighted-average common shares outstanding	37,552	37,342	37,521	37,357

Earnings per share:
Basic	$0.18	$0.05	$0.25	$0.03
Dilutive	$0.18	$0.05	$0.25	$0.03
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	1,126	1,583	1,010	930

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Compensation and benefits[1]	$19,734	$16,609
Estimated potential uninsured liability claims	1,934	1,934
Value added tax payable	1,524	1,284
Professional, audit and legal fees	1,289	1,508
Taxes other than income	1,232	1,346
Rent	552	568
Other employee related expenses	439	222
Customer deposits	133	795
Interest	47	24
Other[2]	1,802	1,438

	$28,686	$25,728

[1]	Includes restructuring accruals of $0.4 million and $2.0 million as of June 30, 2013 and December 31, 2012, respectively.
[2]	Includes restructuring accruals of $32 thousand and $0.1 million as of June 30, 2013 and December 31, 2012, respectively.

5. Restructuring

The Company committed to certain cost reduction initiatives during the second quarters of 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2010 Cost Reduction Initiative

The Company committed to a cost reduction initiative in 2010 (the “2010 Cost Reduction Initiative”), primarily related to the restructuring of certain functions within the Company’s EMEA operations (which include operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The Company had substantially completed the 2010 Cost Reduction Initiative at the end of 2012, with total costs incurred since its inception of approximately $4.0 million. As of June 30, 2013, future cash payments of approximately $0.3 million are expected in connection with this initiative, all of which are expected to be paid in 2013. There were no restructuring costs incurred for either the three or six months ended June 30, 2013, nor for the three months ended June 30, 2012 and insignificant restructuring costs incurred for the six months ended June 30, 2012 related to this initiative.

2012 Cost Reduction Initiative

In 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. The Company had substantially completed the 2012 Cost Reduction Initiative at the end of 2012, with total restructuring costs incurred since inception of approximately $3.4 million, which primarily related to one-time termination benefits. As of June 30, 2013, future cash payments of approximately $0.1 million are expected in connection with this initiative, all of which are expected to be paid in 2013.

There were no restructuring costs incurred for the three and six months ended June 30, 2013 related to this initiative. For each of the three and six months ended June 30, 2012, restructuring costs of $0.1 million and $0.6 million are included in operating costs and selling, general and administrative expenses, respectively.

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

Restructuring costs associated with the 2010 and 2012 Cost Reduction Initiatives were incurred in the Company’s EMEA segment and consist of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Severance and benefit costs	$—	$643	$—	$644
Lease termination costs	—	61	—	61
Other restructuring costs	—	42	—	42

Total	$—	$746	$—	$747

The activity related to reserves associated with the remaining cost reduction initiatives for the six months ended June 30, 2013, is as follows (in thousands):

	Reserve at December 31, 2012	Charges	Cash payments	Foreign currency adjustments	Reserve at June 30, 2013
2010 Cost Reduction Initiative
Severance and benefit costs	$436	$—	$(101)	$(7)	$328
Lease termination costs	24	—	—	—	24
Other restructuring costs	19	—	(18)	—	1

2012 Cost Reduction Initiative
Severance and benefit costs	1,533	—	(1,420)	(23)	90
Lease termination costs	76	—	(75)	(1)	—
Other restructuring costs	33	—	(27)	1	7

Total	$2,121	$—	$(1,641)	$(30)	$450

Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations of 138 employees, all of which are related to the Company’s EMEA segment.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Borrowings under the revolving credit facility (the “Credit Agreement”)	$39,300	$39,300
Capital leases	30	45
Notes payable	2,801	1,010
Other debt	274	1,444

Total long-term debt	42,405	41,799
Less: current portion of long-term debt	(1,360)	(2,190)

Total long-term debt, non-current	$41,045	$39,609

Credit Facilities

On March 5, 2012, certain foreign subsidiaries (the “foreign subsidiary designated borrowers”) of Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and FWI entered into a credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At June 30, 2013, $39.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 2.0% at June 30, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on the $39.3 million currently outstanding under the Credit Agreement. See Note 10 for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at June 30, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $164.7 million as of June 30, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2013, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $34.2 million at June 30, 2013.

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

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 million due in both 2014 and 2015, with $0.3 million and $1.4 million outstanding at June 30, 2013 and December 31, 2012, respectively.

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

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Service cost	$216	$256	$438	$514
Interest cost	849	893	1,716	1,785
Expected return on plan assets	(868)	(792)	(1,754)	(1,584)
Amortization of prior service cost	(23)	(24)	(47)	(48)
Amortization of net actuarial loss	328	228	664	456

Net periodic pension cost	$502	$561	$1,017	$1,123

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.7% overall, 7.0% for equities and 3.7% for bonds. The Company expects to contribute $1.9 million to the pension plan for 2013, of which $0.5 million has been contributed through June 30, 2013.

8. Stock-Based Compensation

The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three and six months ended June 30, 2013, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.4 million and $0.6 million, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2012, respectively. The expense for the three and six months ended June 30, 2012 included $0.1 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors.

During the first quarter of 2013, the Company granted an aggregate of 30,000 shares of restricted stock awards to its outside directors and options to an employee to purchase 35,000 shares of its common stock with a grant date fair market value of $6.05 and $3.51 per share, respectively. Additionally, 46,403 restricted stock units with a grant date fair value of $0.3 million vested, resulting in the issuance of 36,391 shares of common stock, net of 10,012 shares which were withheld for tax obligations of the grantees, as allowed under the plan. During the second quarter of 2013, the Company granted to certain employees an aggregate of 459,032 restricted stock units and options to purchase an aggregate of 344,900 shares of its common stock with a grant date fair market value of $6.89 and $3.93 per share, respectively. The restricted stock units are subject to forfeiture unless certain performance objectives are achieved.

During the first quarter of 2012, the Company granted 154,721 restricted stock units to certain employees with a grant date fair market value of $6.99 per share and 40,000 shares of restricted stock awards to its directors at a grant date fair value of $6.99 per share. In the second quarter of 2012, the Company granted options to an employee to purchase 30,000 shares of its common stock with a grant date fair market value of $2.71 per share. In addition, during the second quarter of 2012, the Company granted to certain employees 402,469 restricted stock units and options to purchase 801,658 shares of its common stock with a grant date fair market value of $4.63 and $2.61 per share, respectively. The restricted stock units and stock options are subject to forfeiture unless certain performance objectives are achieved.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of June 30, 2013, the total unrecognized compensation expense related to stock options and restricted stock awards was $2.9 million and $4.9 million, respectively.

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30, 2013	December 31, 2012
Net actuarial loss and prior service credit	$(20,159)	$(22,188)
Less: deferred tax benefit	4,847	5,335

Net of tax	(15,312)	(16,853)
Change in fair value of interest rate swap	503	—
Less: deferred tax liability	(201)	—

Net of tax	302	—
Foreign currency translation adjustment	(1,304)	2,239

Total accumulated other comprehensive loss	$(16,314)	$(14,614)

Changes in accumulated other comprehensive income (loss) by component in the consolidated statements of comprehensive income include the following for the three and six months ended June 30, (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Items	Accumulated Other Comprehensive Loss
Three months ended June 30, 2013:
Beginning balance, net	$(15,541)	$—	$(31)	$(15,572)
Other comprehensive income (loss) before reclassifications[1]	(3)	302	(1,273)	(974)
Amounts reclassified from accumulated other comprehensive income[2] [3]	232	—	—	232

Net other comprehensive income (loss)	229	302	(1,273)	(742)

Ending balance, net	$(15,312)	$302	$(1,304)	$(16,314)

Three months ended June 30, 2012:
Beginning balance, net	$(12,766)	$—	$1,657	$(11,109)
Other comprehensive income (loss) before reclassifications[1]	268	—	(1,404)	(1,136)
Amounts reclassified from accumulated other comprehensive income[2] [3]	154	—	—	154

Net other comprehensive income (loss)	422	—	(1,404)	(982)

Ending balance, net	$(12,344)	$—	$253	$(12,091)

Six months ended June 30, 2013:
Beginning balance, net	$(16,853)	$—	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	1,072	302	(3,543)	(2,169)
Amounts reclassified from accumulated other comprehensive income[2] [3]	469	—	—	469

Net other comprehensive income (loss)	1,541	302	(3,543)	(1,700)

Ending balance, net	$(15,312)	$302	$(1,304)	$(16,314)

Six months ended June 30, 2012:
Beginning balance, net	$(12,524)	$—	$2	$(12,522)
Other comprehensive income before reclassifications[1]	(128)	—	251	123
Amounts reclassified from accumulated other comprehensive income[2] [3]	308	—	—	308

Net other comprehensive income	180	—	251	431

Ending balance, net	$(12,344)	$—	$253	$(12,091)

[1]

Net of tax expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2013, respectively, and $0.1 million for each of the three and six months ended June 30, 2012 for the defined benefit pension plans. Net of tax expense of $0.2 million for the three and six months ended June 30, 2013 for the interest rate swap.

[2]	Net of tax expense of $0.1 million for defined benefit pension plans for each of the three and six months ended June 30, 2013 and 2012.
[3]

Reclassification adjustments out of accumulated comprehensive income for amortization of prior service cost are included in the computation of net periodic pension cost. See Note 7 for additional details.

10. Derivative Instruments and Hedging Activities

The Company manages economic risk, including interest rate, liquidity and credit risks primarily by managing the amount, sources, and duration of its debt funding and, to a limited extent, the use of derivative instruments. The Company does not enter into derivative instruments for speculative purposes.

During the three months ended June 30, 2013, the Company entered into a forward-dated interest rate swap to hedge interest rate risk on its $39.3 million Credit Agreement. The Company’s objective in using the interest rate derivative is to manage exposure to interest rate movements and add stability to interest expense. Upon inception, the interest rate swap has been designated as a cash flow hedge and involves the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The following table summarizes the terms of the interest rate swap outstanding at June 30, 2013 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	April 29, 2014	February 28, 2017	0.75%	1 Month LIBOR	$39,300

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2013 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		June 30, 2013		June 30, 2013
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	503	Other liabilities	—

Total			$503		$—

See Note 14 for additional information on the fair value of the Company’s interest rate swap. The Company had no outstanding derivative instruments at December 31, 2012.

The Company has concluded that the hedging relationship for the interest rate swap is highly effective. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings and included in interest income and other income (expense) on the consolidated statements of income.

Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The Company estimates that approximately $30 thousand will be reclassified from other comprehensive income as an increase to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (in thousands).

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Amount of income recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$302	$—	$302	$—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	—	—	—	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—	—

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

11. Income Taxes

For the six months ended June 30, 2013 and 2012, the Company recorded income tax expense of $6.0 million and $2.2 million, respectively. For the three months ended June 30, 2013 and 2012, the Company recorded income tax expense of $4.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2013 and 2012, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was approximately 39.4% and 59.3% for the three months ended June 30, 2013 and 2012, respectively, and 39.0% and 68.8% for the six months ended June 30, 2013 and 2012, respectively. The difference in the income tax rates between periods is related to changes in the mix of income or loss before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the three months ended June 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$1,149
Additions based on tax positions	276
Reductions due to lapses of statutes of limitations	(218)

Balance at June 30, 2013	$1,207

Unrecognized tax benefits at June 30, 2013 and December 31, 2012 of $1.2 million and $1.1 million, respectively, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three or six months ended June 30, 2013 or 2012 related to underpayments of income taxes or uncertain tax positions.

12. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of June 30, 2013 and December 31, 2012. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million for all matters are recorded in accrued expenses and other current liabilities as of both June 30, 2013 and December 31, 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

13. Business Segment Data and Geographical Information

The Company provides specialized technical services to a domestic and international client base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation, and other flow-process industries.

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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2013 and 2012 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia-Pacific	Reconciling Items	Total
Three months ended June 30, 2013:
Revenues from external customers[1]	$74,347	$24,694	$9,335	$—	$108,376
Intersegment revenues[2]	2,432	2,800	277	(5,509)	—

Operating income (loss)[3] [4]	$13,122	$3,001	$1,274	$(5,773)	$11,624
Allocation of headquarter costs[5]	(3,950)	(1,328)	(495)	5,773	—

Adjusted operating income	$9,172	$1,673	$779	$—	$11,624

Three months ended June 30, 2012:
Revenues from external customers[1]	$46,944	$27,485	$11,499	$—	$85,928
Intersegment revenues[2]	935	2,019	400	(3,354)	—

Operating income (loss)[3] [4]	$6,244	$1,466	$2,587	$(5,494)	$4,803
Allocation of headquarter costs[5]	(2,984)	(1,777)	(733)	5,494	—

Adjusted operating income (loss)	$3,260	$(311)	$1,854	$—	$4,803

Six months ended June 30, 2013:
Revenues from external customers[1]	$135,107	$44,999	$17,308	$—	$197,414
Intersegment revenues[2]	4,713	5,128	328	(10,169)	—

Operating income (loss)[3] [4]	$20,326	$3,803	$1,909	$(10,336)	$15,702
Allocation of headquarter costs[5]	(7,058)	(2,374)	(904)	10,336	—

Adjusted operating income	$13,268	$1,429	$1,005	$—	$15,702

Six months ended June 30, 2012:
Revenues from external customers[1]	$87,642	$50,512	$19,556	$—	$157,710
Intersegment revenues[2]	1,138	3,629	618	(5,385)	—

Operating income (loss)[3] [4]	$10,599	$270	$2,813	$(9,630)	$4,052
Allocation of headquarter costs[5]	(5,338)	(3,094)	(1,198)	9,630	—

Adjusted operating income (loss)	$5,261	$(2,824)	$1,615	$—	$4,052

[1]

Included in the Americas are United States revenues of $72.2 million and $131.6 million for the three and six months ended June 30, 2013, respectively, and $46.5 million and $86.7 million for the three and six months ended June 30, 2012, respectively.

[2]	Reconciling Items represent eliminations or reversals of transactions between reportable segments.
[3]

Reconciling Items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, and accounting risk management, which are not allocated to reportable segments.

[4]

Includes corporate headquarter relocation charges of $0.7 million and $1.5 million for the three and six months ended June 30, 2012, respectively, in reconciling items, and restructuring charges of $0.7 million in EMEA for each of the three and six months ended June 30, 2012. No relocation charges or restructuring charges were incurred in the three or six months ended June 30, 2013.

[5]

Represents the allocation of headquarter costs and operating income (loss) had the Company allocated such costs based on the segments’ respective revenues. Historically, the Company has not allocated headquarter costs to its operating segments.

Goodwill in the Americas at both June 30, 2013 and December 31, 2012 totaled $7.0 million. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million, respectively, at each of June 30, 2013 and December 31, 2012.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	June 30, 2013	December 31, 2012
Americas	$42,110	$34,532
EMEA	10,233	11,417
Asia-Pacific	3,699	4,672

Total long-lived assets	$56,042	$50,621

14. Fair Value of Financial Instruments and Credit Risk

Fair value is defined under FASB ASC 820, Fair Value Measurement (“ASC 820”), as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of June 30, 2013 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
Interest rate swap asset as of June 30, 2013	$503	$—	$503	$—

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 10 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of June 30, 2013 and December 31, 2012 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair value of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

There were no transfers between Levels of the fair value hierarchy during the three or six months ended June 30, 2013 or 2012.

The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at June 30, 2013, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

15. Subsequent Event

On July 15, 2013, Furmanite America entered into an Asset Purchase Agreement (“APA”) to acquire certain assets, including working capital, equipment and intangible assets, all of which relate to operations in the Americas, of the Engineering and Construction segment (“ENG E&C”) of ENGlobal Corporation (the “Seller”). The current employees within these operations, totaling approximately 900 full-time professionals, will transition to Furmanite America in connection with this transaction. The transaction is expected to be completed within 60 days from the date of the execution of the APA. Upon closing, Furmanite America will make a cash payment estimated at approximately $18.0 million for the acquired net working capital, net of reserves. The working capital payment is subject to adjustment for working capital changes through the effective date, as defined in the APA. In addition, Furmanite America will enter into a four year 4% interest per annum promissory note with the Seller in the principal amount of $3.5 million. In connection with the acquisition, the Company expects to borrow an additional $18.0 million under its Credit Agreement.

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

Financial Overview

For the three and six months ended June 30, 2013, consolidated revenues increased by $22.5 million and $39.7 million, respectively, and operating income increased by $6.8 million and $11.7 million, respectively, compared to the three and six months ended June 30, 2012. These increases related primarily to volume increases in on-line and off-line services in the Americas associated with leak sealing, hot tapping, line isolation, heat treatment, on-site machining, valve repair, and non-destructive testing and inspection services. The operating results in 2013 were positively impacted by improved utilization of labor and increased leverage on fixed costs from higher revenue levels in the current year period as the Company’s strategic global organization structure takes hold, resulting in successes in obtaining work it had not historically participated in, including securing multiple service line projects and cross selling of services. In addition, operating results in the prior year period were unfavorably affected by several factors, including the impact from its cost reduction initiatives and the relocation of its corporate headquarters.

Net income for the three and six months ended June 30, 2013 of $6.8 million and $9.3 million, respectively, represented an increase of $4.9 million and $8.3 million, respectively, compared to the three and six months ended June 30, 2012. The Company’s diluted earnings per share for the three and six months ended June 30, 2013 were $0.18 and $0.25, respectively, compared to $0.05 and $0.03 for the three and six months ended June 30, 2012, respectively.

Results of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$108,376	$85,928	$197,414	$157,710
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	71,697	58,326	134,428	110,678
Depreciation and amortization expense	2,679	1,964	5,508	3,989
Selling, general and administrative expense	22,376	20,835	41,776	38,991

Total costs and expenses	96,752	81,125	181,712	153,658

Operating income	11,624	4,803	15,702	4,052
Interest income and other income (expense), net	(181)	(72)	148	(200)
Interest expense	(278)	(197)	(556)	(598)

Income before income taxes	11,165	4,534	15,294	3,254
Income tax expense	(4,404)	(2,690)	(5,969)	(2,240)

Net income	$6,761	$1,844	$9,325	$1,014

Earnings per common share:
Basic	$0.18	$0.05	$0.25	$0.03
Diluted	$0.18	$0.05	$0.25	$0.03

Additional Revenue Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
On-line services	$38,212	$29,949	$69,565	$60,094
Off-line services	58,351	42,652	103,927	71,370
Other services	11,813	13,327	23,922	26,246

Total revenues	$108,376	$85,928	$197,414	$157,710

Business Segment and Geographical Information

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Americas	$74,347	$46,944	$135,107	$87,642
EMEA	24,694	27,485	44,999	50,512
Asia-Pacific	9,335	11,499	17,308	19,556

Total revenues	108,376	85,928	197,414	157,710

Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	48,939	32,136	91,701	60,776
EMEA	16,650	19,466	31,163	37,666
Asia-Pacific	6,108	6,724	11,564	12,236

Total operating costs (exclusive of depreciation and amortization)	71,697	58,326	134,428	110,678
Operating costs as a percentage of revenue	66.2%	67.9%	68.1%	70.2%

Depreciation and amortization expense
Americas, including corporate	1,904	1,119	3,850	2,258
EMEA	444	440	979	893
Asia-Pacific	331	405	679	838

Total depreciation and amortization expense	2,679	1,964	5,508	3,989
Depreciation and amortization expense as a percentage of revenue	2.5%	2.3%	2.8%	2.5%

Selling, general and administrative expense
Americas, including corporate[1]	16,157	12,937	29,565	23,647
EMEA	4,598	6,118	9,056	11,678
Asia-Pacific	1,621	1,780	3,155	3,666

Total selling general and administrative expense	22,376	20,835	41,776	38,991
Selling, general and administrative expense as a percentage of revenue	20.6%	24.2%	21.2%	24.7%

Total costs and expenses	$96,752	$81,125	$181,712	$153,658

[1]

Includes corporate overhead costs of $5.8 million and $5.5 million for the three months ended June 30, 2013 and 2012, respectively, and $10.3 million and $9.6 million for the six months ended June 30, 2013 and 2012, respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues

For the six months ended June 30, 2013, consolidated revenues increased by $39.7 million, or 25.2%, to $197.4 million, compared to $157.7 million for the six months ended June 30, 2012. Changes related to foreign currency exchange rates unfavorably impacted revenues by $0.7 million, of which $0.5 million and $0.2 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $40.4 million, or 25.6%, for the six months ended June 30, 2013 compared to the same period in 2012. This $40.4 million increase in revenues consisted of a $47.4 million increase in the Americas but was partially offset by decreases of $5.0 million and $2.0 million in EMEA and Asia-Pacific, respectively. The increase in revenues in the Americas, resulting from a combination of acquisition-related growth and early successes attributable to organizational structure improvements, was primarily related to increases in off-line and on-line services, which increased approximately 88% and 31%, respectively, when compared to revenues in the same period in 2012. Over half of the increase in off-line services was related to volume increases in heat treatment, on-site machining and valve repair services with the remainder of the increase primarily attributable to non-destructive testing and inspection services. Increases in on-line services primarily related to volume increases in leak sealing, hot tapping and line isolation services. The decrease in revenues in EMEA, which was almost wholly attributable to its central European locations, was related to volume decreases in valve repair, leak sealing and other products and manufacturing services. These decreases were partially offset by moderate volume increases in bolting services within off-line services as well as line stopping and composite repair services within on-line services. The decrease in revenues in Asia-Pacific, which all related to the three month period ended June 30, 2013, were primarily attributable to decreases in both on-line and off-line services, and primarily consisted of volume decreases in leak sealing and composite repair services within on-line services and bolting services within off-line services as a large project was completed in the second quarter of 2012 with no such projects completed in the current year second quarter. These decreases were partially offset by increases in hot tapping services within on-line services and on-site machining services within off-line services.

For the three months ended June 30, 2013, consolidated revenues increased by $22.5 million, or 26.1%, to $108.4 million, compared to $85.9 million for the three months ended June 30, 2012. Changes related to foreign currency exchange rates unfavorably impacted revenues by $0.4 million, of which $0.3 million and $0.1 million were related to unfavorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $22.9 million, or 26.6%, for the three months ended June 30, 2013 compared to the same period in 2012. This $22.9 million increase in revenues consisted of an increase of $27.4 million in the Americas, which was partially offset by decreases of $2.5 million and $2.0 million in EMEA and Asia-Pacific, respectively. Revenue increases in the Americas were primarily related to increases in off-line and on-line services, which increased approximately 81% and 47%, respectively, when compared to revenues in the same period in 2012. Approximately 60% of the increase in off-line services was the result of volume increases in heat treatment, on-site machining and valve repair services with the balance of the increase associated with non-destructive testing and inspection services, while a majority of the increase in on-line services related to volume increases in leak sealing, line isolation and hot tapping services. The decrease in revenues in EMEA primarily related to decreases in off-line services, the majority of which consisted of volume decreases in valve repair and on-site machining services. Revenue decreases in Asia-Pacific were primarily attributable to the factors identified in the previous paragraph.

Operating Costs (exclusive of depreciation and amortization)

For the six months ended June 30, 2013, operating costs increased $23.7 million, or 21.4%, to $134.4 million, compared to $110.7 million for the six months ended June 30, 2012. Changes related to foreign currency exchange rates favorably impacted costs by $0.5 million, of which $0.3 million and $0.2 million were related to favorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $24.2 million, or 21.9%, for the six months ended June 30, 2013, compared to the same period in 2012. This change consisted of a $30.9 million increase in the Americas, partially offset by a decrease of $6.2 million and $0.5 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher labor and material costs of approximately 41% as well as higher travel and leasing costs of approximately 9% when compared to the same period in 2012, which were attributable to the increase in revenues. The decrease in operating costs in EMEA was associated with reductions in labor and material costs of approximately 14% when compared to the same period in 2012 as a result of a decrease in activity levels and the effect of the prior year cost reduction initiative. The operating costs in Asia-Pacific decreased due to decreases in labor and material costs of approximately 4% when compared to the same period in 2012 as a result of decreased activity levels.

For the three months ended June 30, 2013, operating costs increased $13.4 million, or 22.9%, to $71.7 million, compared to $58.3 million for the three months ended June 30, 2012. Changes related to foreign currency exchange rates favorably impacted costs by $0.2 million, and related primarily to favorable impacts in EMEA. Excluding the foreign currency exchange rate impact, operating costs increased by $13.6 million, or 23.3%, for the three months ended June 30, 2013, compared to the same period in 2012. This change consisted of an increase of $16.8 million in the Americas, which was partially offset by decreases of $2.6 million and $0.6 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily attributable to an increase in labor and material costs of approximately 43% and higher travel and leasing costs of approximately 9%, associated with the increase in revenues, when compared to the same period in 2012. The operating costs in EMEA decreased due to decreases in labor and material costs of approximately 11% when compared to the same period in 2012. The decrease in operating costs in Asia-Pacific was primarily due to decreases in labor costs of approximately 8% associated with the decreases in revenues when compared to the same period in 2012.

Operating costs as a percentage of revenue decreased to 68.1% from 70.2% for the six months ended June 30, 2013 and 2012, respectively, and decreased to 66.2% from 67.9% for the three months ended June 30, 2013 and 2012, respectively. The percentage of operating costs to revenues for the three and six months ended June 30, 2013 was lower compared to the same period in 2012 primarily due to the increase in revenues, which resulted in improved utilization of labor and better absorption of fixed costs in the Americas, as well as a favorable mix of services, including several higher margin projects, and better utilization of labor in EMEA as a result of the prior year cost reduction initiative.

Depreciation and Amortization

For the three and six months ended June 30, 2013, depreciation and amortization expense increased $0.7 million and $1.5 million, respectively, when compared to the same periods in 2012, as a result of an increase in the average balance of depreciable property and equipment associated with $16.5 million of acquisition-related long-term and intangible assets combined with capital expenditures of approximately $12.8 million placed in service over the twelve-month period ended June 30, 2013. Changes related to foreign currency exchange rates had an insignificant impact on depreciation and amortization expense for each of the three and six months ended June 30, 2013. Depreciation and amortization expense related to acquisition-related assets in the twelve-month period ended June 30, 2013 was $0.9 million and $1.9 million for the three and six months ended June 30, 2013, respectively.

Selling, General and Administrative

For the six months ended June 30, 2013, selling, general and administrative expenses increased $2.8 million, or 7.1%, to $41.8 million compared to $39.0 million for the six months ended June 30, 2012. Changes related to foreign currency exchange rates were insignificant for the six months ended June 30, 2013. This increase in selling, general and administrative costs consisted of a $5.9 million increase in the Americas, partially offset by decreases of $2.6 million and $0.5 million in EMEA and Asia-Pacific, respectively. Selling, general and administrative expense increases in the Americas were related to an increase in personnel and related costs of approximately 25% when compared to the same period in 2012, associated primarily with increased activity levels, as well as the impact from the implementation of the Company’s strategic global organizational structure. Partially offsetting the effects of these increases was $1.5 million of costs included in the six months ended June 30, 2012 in connection with the prior year’s relocation of the Company’s corporate headquarters to Houston, Texas, for which no similar costs were incurred in the same period in 2013. In EMEA, decreases in selling, general and administrative costs were primarily related to reductions in salary and related costs of approximately 9% when compared to the same period in 2012, and were associated with the cost reduction initiative in 2012. In addition, the six months ended June 30, 2012 included $0.6 million of severance related restructuring costs, for which no similar costs were incurred in the same period in 2013. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of the decreased activity levels within the region.

For the three months ended June 30, 2013, selling, general and administrative expenses increased $1.6 million, or 7.7%, to $22.4 million compared to $20.8 million for the three months ended June 30, 2012. Changes related to foreign currency exchange rates were insignificant for the three months ended June 30, 2013. This $1.6 million increase in selling, general and administrative expenses consisted of a $3.2 million increase in the Americas, partially offset by $1.4 million and $0.2 million decreases in EMEA and Asia-Pacific, respectively. The increase in selling, general and administrative expenses in the Americas was related to an increase in personnel and related costs of approximately 26% when compared to the same period in 2012, associated primarily with increased activity levels, as well as the impact from the implementation of the Company’s strategic global organizational structure. Partially offsetting the effects of these increases was $0.7 million of costs included in the three months ended June 30, 2012 in connection with the prior year’s relocation of the Company’s corporate headquarters to Houston, Texas, for which no similar costs were incurred in the same period in 2013. Decreases in selling, general and administrative expenses in EMEA were primarily related to reductions in salary and related costs of approximately 8% when compared to the same period in 2012, and were associated with the cost reduction initiative in 2012. In addition, the three months ended June 30, 2012 included severance related restructuring costs which totaled $0.6 million, and for which no similar costs were incurred in the same period in 2013. In Asia-Pacific, decreases in selling, general and administrative expenses were primarily related to the decreased activity levels within the region.

Selling, general and administrative costs as a percentage of revenues decreased to 20.6% and 21.2% for the three and six months ended June 30, 2013, respectively, compared to 24.2% and 24.7% for the three and six months ended June 30, 2012, respectively, principally as a result of the increased leverage on higher revenue levels and the effects of the prior year cost reduction initiative.

Other Income

Interest Income and Other Income (Expense), Net

For the three and six months ended June 30, 2013, interest income and other income (expense) increased $0.1 million and decreased $0.3 million, respectively, when compared to the same periods in 2012. Changes within interest income and other income (expense) primarily relate to fluctuations within foreign currency exchange gains and losses.

Interest Expense

For the six months ended June 30, 2013, consolidated interest expense remained consistent with the same period in 2012 as a slightly higher average interest rate on notes payable in 2013 was offset by the acceleration of $0.2 million of debt issuance costs in 2012 due to the termination of a previous credit agreement. For the three months ended June 30, 2013, consolidated interest expense increased $0.1 million when compared to the same period in 2012 due to a slightly higher interest rate on notes payable in the current year period.

Income Taxes

For the six months ended June 30, 2013 and 2012, the Company recorded income tax expense of $6.0 million and $2.2 million, respectively. For the three months ended June 30, 2013 and 2012, the Company recorded income tax expense of $4.4 million and $2.7 million, respectively. For the three and six months ended June 30, 2013 and 2012, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was approximately 39.4% and 39.0% for the three and six months ended June 30, 2013, respectively, compared to 59.3% and 68.8% for the three and six months ended June 30, 2012, respectively. The difference in the income tax rates between periods is related to changes in the mix of income or loss before income taxes between countries whose income taxes are offset by full valuation allowances and those that are not, and differing statutory rates in the countries in which the Company incurs tax liabilities. The lower estimated annual effective tax rate in the current year period is attributable to higher levels of pre-tax income combined with reduced losses in the central European countries with valuation allowances on their deferred tax assets.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.

Net cash provided by operating activities for the six months ended June 30, 2013 increased to $2.5 million compared to $0.4 million in the six months ended June 30, 2012. The increase in net cash provided by operating activities resulted from an increase in net income and non-cash items in the current year period, which were partially offset by changes in working capital requirements. Changes in working capital, primarily associated with increased activity levels and acquisitions, decreased cash flow by approximately $17.2 million for the six months ended June 30, 2013 compared with a decrease of $7.8 million for the same period in 2012.

Net cash used in investing activities decreased to $7.7 million for the six months ended June 30, 2013 from $12.5 million for the six months ended June 30, 2012 primarily due to a decrease in cash paid for acquisitions, offset by an increase in capital expenditures during the six months ended June 30, 2013. In 2013, the Company paid $0.9 million in connection with acquisitions, as compared to $9.3 million of cash paid in connection with the acquisition of the Houston Service Center of MCC Holdings, Inc. (“HSC”) in 2012. Capital expenditures increased to $6.8 million for the six months ended June 30, 2013 from $3.3 million for the six months ended June 30, 2012. The increase in capital expenditures in the 2013 period compared to the 2012 period is consistent with the Company’s expectations for increased capital investment in the current year.

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

Net cash used in financing activities was $2.1 million for the six months ended June 30, 2013 compared to net cash provided by financing activities of $6.4 million for the six months ended June 30, 2012. The Company’s financing activities in the six months ended June 30, 2013 consisted of payments on debt, offset by cash received from the issuance of common stock. During the six months ended June 30, 2012, the Company entered into a new credit facility and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility and paid $0.6 million of costs in connection with the refinancing of its credit facility. In addition, during the six months ended June 30, 2012, the Company borrowed an additional $9.3 million on its new credit facility to fund the HSC acquisition and made $2.7 million of principal payments on acquisition-related notes payable.

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

On March 5, 2012, certain foreign subsidiaries (the “foreign subsidiary designated borrowers”) of Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and FWI entered into a credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement, which matures on February 28, 2017, provides a revolving credit facility of up to $75.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. In addition, a portion of the amount available under the Credit Agreement (not in excess of $7.5 million in the aggregate) is available for swing line loans to FWI. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At June 30, 2013, $39.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 2.0% at June 30, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on the $39.3 million currently outstanding under the Credit Agreement. See Note 10 to the Company’s consolidated financial statements for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at June 30, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $164.7 million as of June 30, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2013, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $39.3 million, and $1.5 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $34.2 million at June 30, 2013.

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

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 million due in both 2014 and 2015, with $0.3 million and $1.4 million outstanding at June 30, 2013 and December 31, 2012, respectively.

The Company committed to cost reduction initiatives during the second quarters of 2010 and 2012, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of June 30, 2013, the costs incurred since the inception of these two cost reduction initiatives totaled approximately $7.4 million. During the three and six months ended June 30, 2013, the Company incurred no additional restructuring charges but made cash payments of $1.6 million related to the initiatives. As of June 30, 2013, the remaining reserve associated with these initiatives totaled $0.4 million, all of which are expected to require cash payments and are expected to be paid in 2013. Total workforce reductions for the 2010 and 2012 cost reduction initiatives included terminations of 138 employees in the Company’s EMEA segment.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the six months ended June 30, 2013, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or six months ended June 30, 2013 or 2012.

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

The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for each reporting unit, given the nature of the Company’s business of technical services, and considering all reporting units provide the same services with long term expectations of similar earnings percentages. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values for each of the reporting units to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis. As of December 31, 2012, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the six months ended June 30, 2013 which would warrant an additional impairment test in the current period. At each of June 30, 2013 and December 31, 2012, goodwill totaled $15.5 million. Goodwill totaled $7.0 million, $6.6 million and $1.9 million at each of June 30, 2013 and December 31, 2012 in the Americas, EMEA, and Asia-Pacific, respectively.

Property, Plant and Equipment

The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of property, plant and equipment occurred in the three or six months ended June 30, 2013 or 2012.

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

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance on January 1, 2013 resulted in the addition of certain financial disclosure information, but did not have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Transactions

The Company was not a party to any off-balance sheet transactions at June 30, 2013 or December 31, 2012, or for the three or six months ended June 30, 2013 or 2012.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $39.3 million at June 30, 2013, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.4 million. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate beginning April 29, 2014 through February 28, 2017. For more information on this swap, see Note 10 to the Company’s consolidated financial statements.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three and six months ended June 30, 2013 when compared to the three and six months ended June 30, 2012. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use interest rate or foreign currency rate hedges.

Based on the six months ended June 30, 2013, foreign currency-based revenues and operating income of $65.8 million and $5.6 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $6.0 million and a reduction in operating income of $0.5 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2013. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company cannot make an assessment of the eventual outcome of all of these matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million for all matters are recorded in accrued expenses and other current liabilities as of both June 30, 2013 and December 31, 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors

During the quarter ended June 30, 2013, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

2.1*	Asset Purchase Agreement Between ENGlobal U.S., Inc. and Furmanite America, Inc. dated as of July 15, 2013.***

3.1	Restated Certificate of Incorporation of the Registrant, dated September 26, 1979, incorporated by reference herein to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-16.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2013.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2013.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2013.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 2, 2013.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

***

Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the Asset Purchase Agreement have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer
(Principal Financial and Accounting Officer)

Date: August 2, 2013