Form 10-Q
period 2013-09-30
FURMANITE CORP
filed 2013-11-01
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 37,490,166 shares of the registrant’s common stock outstanding as of October 29, 2013.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31,698	$33,185
Accounts receivable, trade (net of allowance for doubtful accounts of $1,095 and $1,648 as of September 30, 2013 and December 31, 2012, respectively)	111,239	77,042
Inventories:
Raw materials and supplies	24,280	23,146
Work-in-process	13,551	8,449
Finished goods	133	116
Deferred tax assets, current	3,842	7,612
Prepaid expenses and other current assets	6,913	7,743
Total current assets	191,656	157,293
Property and equipment	108,328	93,375
Less: accumulated depreciation and amortization	(55,474)	(51,132)
Property and equipment, net	52,854	42,243
Goodwill	15,524	15,524
Deferred tax assets, non-current	5,052	5,276
Intangible and other assets, net	14,430	11,292
Total assets	$279,516	$231,628
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,065	$2,190
Accounts payable	19,979	21,595
Accrued expenses and other current liabilities	38,675	25,728
Income taxes payable	816	926
Total current liabilities	61,535	50,439
Long-term debt, non-current	63,337	39,609
Net pension liability	17,388	18,536
Other liabilities	5,263	3,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,460,629 and 41,329,538 shares issued as of September 30, 2013 and December 31, 2012, respectively	4,799	4,783
Additional paid-in capital	136,145	134,521
Retained earnings	23,847	12,402
Accumulated other comprehensive loss	(14,785)	(14,614)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)
Total stockholders’ equity	131,993	119,079
Total liabilities and stockholders’ equity	$279,516	$231,628
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$99,523	$75,579	$296,937	$233,289
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	71,851	56,253	206,279	166,931
Depreciation and amortization expense	2,724	2,329	8,232	6,318
Selling, general and administrative expense	20,501	17,725	62,277	56,716
Total costs and expenses	95,076	76,307	276,788	229,965
Operating income (loss)	4,447	(728)	20,149	3,324
Interest income and other income (expense), net	(420)	(79)	(272)	(279)
Interest expense	(377)	(230)	(933)	(828)
Income (loss) before income taxes	3,650	(1,037)	18,944	2,217
Income tax expense	(1,530)	(243)	(7,499)	(2,483)
Net income (loss)	$2,120	$(1,280)	$11,445	$(266)

Earnings (loss) per common share:
Basic	$0.06	$(0.03)	$0.31	$(0.01)
Diluted	$0.06	$(0.03)	$0.30	$(0.01)
Weighted-average number of common and common equivalent shares used in computing earnings (loss) per common share:
Basic	37,431	37,301	37,392	37,253
Diluted	37,715	37,301	37,586	37,253
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,120	$(1,280)	$11,445	$(266)
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	(30)	(36)	(147)	(127)
Net gain (loss) arising during period	(949)	(277)	1,150	7
Less: Amortization of prior service cost included in net periodic pension cost	24	24	71	72
Defined benefit pension plans, net	(955)	(289)	1,074	(48)
Unrealized gain (loss) on interest rate swap	(253)	—	250	—
Foreign currency translation adjustments	2,406	1,330	(1,137)	1,581
Total other comprehensive income before tax	1,198	1,041	187	1,533
Income tax expense related to components of other comprehensive income (loss)	331	74	(358)	13
Other comprehensive income (loss), net of tax	1,529	1,115	(171)	1,546
Comprehensive income (loss)	$3,649	$(165)	$11,274	$1,280
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2013 (Unaudited) and Year Ended December 31, 2012
(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2012	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889
Net income	—	—	—	—	805	—	—	805
Stock-based compensation and stock option exercises	189,000	—	18	1,459	—	—	—	1,477
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(4,329)	—	(4,329)
Foreign currency translation adjustment	—	—	—	—	—	2,237	—	2,237
Balances at December 31, 2012	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079
Net income	—	—	—	—	11,445	—	—	11,445
Stock-based compensation, stock option exercises and vesting of restricted stock	131,091	—	16	1,624	—	—	—	1,640
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	816	—	816
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	150	—	150
Foreign currency translation adjustment	—	—	—	—	—	(1,137)	—	(1,137)
Balances at September 30, 2013	41,460,629	4,008,963	$4,799	$136,145	$23,847	$(14,785)	$(18,013)	$131,993
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income (loss)	$11,445	$(266)
Reconciliation of net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,232	6,318
Provision for doubtful accounts	149	1,557
Stock-based compensation expense	1,369	684
Deferred income taxes	4,630	922
Other, net	38	719
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(13,207)	(1,591)
Inventories	(6,037)	(6,337)
Prepaid expenses and other current assets	2,355	2,763
Accounts payable	(1,771)	4,019
Accrued expenses and other current liabilities	4,542	3,517
Income taxes payable	(199)	(2,469)
Other, net	(340)	354
Net cash provided by operating activities	11,206	10,190
Investing activities:
Capital expenditures	(13,496)	(6,108)
Acquisition of businesses	(16,695)	(11,700)
Proceeds from sale of assets	30	121
Net cash used in investing activities	(30,161)	(17,687)
Financing activities:
Proceeds from issuance of debt	20,000	39,300
Payments on debt	(2,180)	(32,720)
Debt issuance costs	—	(595)
Issuance of common stock	271	537
Net cash provided by financing activities	18,091	6,522
Effect of exchange rate changes on cash	(623)	177
Decrease in cash and cash equivalents	(1,487)	(798)
Cash and cash equivalents at beginning of period	33,185	34,524
Cash and cash equivalents at end of period	$31,698	$33,726
Supplemental cash flow information:
Cash paid for interest	$805	$637
Cash paid for income taxes, net of refunds received	$1,747	$3,585
Non-cash investing and financing activities:
Issuance of notes payable to equity holders related to acquisition of businesses	$5,801	$—
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or nine months ended September 30, 2013 or 2012.
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

2. Acquisitions
ENGlobal Engineering & Construction
On August 30, 2013, Furmanite America, Inc. (“Furmanite America”), a wholly owned subsidiary of the Parent Company, completed the acquisition of certain assets and the assumption of certain liabilities, all of which relate to operations in the Americas, of the Engineering and Construction (“E&C”) segment of ENGlobal Corporation (“ENGlobal”) for a total consideration of approximately $18.8 million. Assets purchased and liabilities assumed by Furmanite America include working capital assets and liabilities, property and equipment, intangible assets, and lease obligations. The purchase was made pursuant to an Asset Purchase Agreement (“APA”) dated July 15, 2013, with an amendment to the APA reducing the purchase price for the changes in the estimated net working capital balance and $0.5 million, and finalizing the terms and conditions of the transaction. On August 30, 2013, Furmanite America made a cash payment of approximately $15.8 million for the estimated acquired net working capital, net of reserves. The working capital payment is subject to adjustment for any working capital changes from the estimate identified upon the closing of the final balance sheet, to be determined within 90 days from the close of the transaction. In addition, Furmanite America entered into a 4 year 4% interest per annum promissory note with ENGlobal in the principal amount of $3.0 million. In connection with the acquisition, the Company borrowed $20.0 million on its existing revolving credit facility, principally to fund the purchase of the acquired working capital, with the remaining funds to be available to cover any transitional short-term cash flow needs.

The following amounts represent the preliminary determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Accounts receivable [1]	$21,119
Prepayments and other current assets	562
Property and equipment	2,401
Intangible assets [2]	1,431
Accounts payable	(161)
Accrued expenses and other current liabilities	(8,299)
Other non-current liabilities	(237)
Fair value of net assets acquired	16,816
Estimated receivable for working capital adjustment	1,974
Total purchase consideration	$18,790
____________________________
1 Accounts receivable amount is net of an estimate of a $0.4 million reserve for doubtful accounts.
2 Intangible assets are comprised of customer contracts.

For both the three and nine months ended September 30, 2013, the consolidated statements of operations include operating revenues of $9.5 million attributable to the acquisition since the date of closing. Earnings attributable to the acquisition were insignificant for the three and nine months ended September 30, 2013.

Houston Service Center

On June 29, 2012, Furmanite America entered into and consummated an Asset Purchase Agreement to acquire certain assets, including inventory, equipment and intangible assets, all of which relate to operations in the Americas (which includes operations in North America, South America and Latin America), of the Houston Service Center (“HSC”) of MCC Holdings, Inc., a wholly owned subsidiary of Crane Energy Flow Solutions, for total cash consideration of $9.3 million. HSC provides valve and actuator repair, maintenance and testing services to customers in the refining, petrochemical and power industries. In connection with the acquisition, the Company borrowed an additional $9.3 million from its existing revolving credit facility.
The ENGlobal E&C and HSC asset acquisitions were not material to the Company’s financial position or results of operations; therefore, ENGlobal E&C’s and HSC’s pro forma results would not have had a material impact on the Company’s results had the acquisitions occurred at the beginning of the current or previous year.

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
Basic and diluted weighted-average common shares outstanding and earnings (loss) per share include the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income (loss)	$2,120	$(1,280)	$11,445	$(266)

Basic weighted-average common shares outstanding	37,431	37,301	37,392	37,253
Dilutive effect of common stock equivalents	284	—	194	—
Diluted weighted-average common shares outstanding	37,715	37,301	37,586	37,253

Earnings (loss) per share:
Basic	$0.06	$(0.03)	$0.31	$(0.01)
Dilutive	$0.06	$(0.03)	$0.30	$(0.01)
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	565	2,142	862	2,142

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Compensation and benefits[1]	$27,241	$16,609
Estimated potential uninsured liability claims	1,934	1,934
Professional, audit and legal fees	1,628	1,508
Value added tax payable	1,475	1,284
Taxes other than income	1,319	1,346
Customer deposits	1,150	795
Leases	606	—
Rent	591	568
Other employee related expenses	466	222
Interest	82	24
Other[2]	2,183	1,438
	$38,675	$25,728
____________________________

1	Includes restructuring accruals of $0.4 million and $2.0 million as of September 30, 2013 and December 31, 2012, respectively.

2	Includes restructuring accruals of $0.1 million as of December 31, 2012.

5. Restructuring
The Company committed to certain cost reduction initiatives during 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company took these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2010 Cost Reduction Initiative
The Company committed to a cost reduction initiative in 2010 (the “2010 Cost Reduction Initiative”), primarily related to the restructuring of certain functions within the Company’s EMEA operations (which include operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The Company had substantially completed the 2010 Cost Reduction Initiative at the end of 2012, with total costs incurred since its inception of approximately $4.0 million. As of September 30, 2013, future cash payments of approximately $0.4 million are expected in connection with this initiative, all of which are expected to be paid in 2013. There were no restructuring costs incurred for either the three or nine months ended September 30, 2013 relating to this initiative. Minimal restructuring costs related to this initiative were incurred in the three and nine months ended September 30, 2012.

2012 Cost Reduction Initiative
In 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. The Company had substantially completed the 2012 Cost Reduction Initiative at the end of 2012, with total restructuring costs incurred since inception of approximately $3.4 million, which primarily related to one-time termination benefits. As of September 30, 2013, future cash payments of approximately $0.1 million are expected in connection with this initiative, all of which are expected to be paid in 2013.
There were no restructuring costs incurred for the three and nine months ended September 30, 2013 related to this initiative. For the three months ended September 30, 2012, restructuring costs of $0.1 million are included in operating costs. There were minimal restructuring costs incurred in selling, general and administrative expenses for the three months ended September 30, 2012. For the nine months ended September 30, 2012, restructuring costs of $0.2 million and $0.6 million are included in operating costs and selling, general and administrative expenses, respectively.

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
Restructuring costs associated with the 2010 and 2012 Cost Reduction Initiatives were incurred in the Company’s EMEA segment and consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Severance and benefit costs	$—	$38	$—	$682
Lease termination costs	—	—	—	61
Other restructuring costs	—	47	—	89
Total	$—	$85	$—	$832

The activity related to reserves associated with the remaining cost reduction initiatives for the nine months ended September 30, 2013, is as follows (in thousands):

	Reserve at December 31, 2012	Charges	Cash payments	Foreign currency adjustments	Reserve at September 30, 2013
2010 Cost Reduction Initiative
Severance and benefit costs	$436	$—	$(105)	$7	$338
Lease termination costs	24	—	—	1	25
Other restructuring costs	19	—	(18)	—	1
2012 Cost Reduction Initiative
Severance and benefit costs	1,533	—	(1,420)	(20)	93
Lease termination costs	76	—	(75)	(1)	—
Other restructuring costs	33	—	(27)	1	7
Total	$2,121	$—	$(1,645)	$(12)	$464
Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations of 138 employees, all of which are related to the Company’s EMEA segment.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Borrowings under the revolving credit facility (the “Credit Agreement”)	$59,300	$39,300
Capital leases	27	45
Notes payable	5,801	1,010
Other debt	274	1,444
Total long-term debt	65,402	41,799
Less: current portion of long-term debt	(2,065)	(2,190)
Total long-term debt, non-current	$63,337	$39,609

Credit Facilities
On March 5, 2012, certain foreign subsidiaries (the “foreign subsidiary designated borrowers”) of Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and FWI entered into a credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement matures on February 28, 2017. On August 27, 2013, FWI and the foreign subsidiary designated borrowers entered into an Amendment (the “Amendment”) to the Credit Agreement. The Amendment includes several modifications, including increasing the revolving credit facility from $75.0 million to $100.0 million and increasing the portion of the amount available for swing line loans to FWI from $7.5 million to $10.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At September 30, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at September 30, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at September 30, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $196.4 million as of September 30, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2013, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $1.4 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $39.3 million at September 30, 2013.
Notes Payable and Other Debt
On August 30, 2013, in connection with the acquisition of assets of the ENGlobal’s E&C segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and will be paid in four equal annual installments of $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.

On February 28, 2013, in connection with an asset purchase, the Company issued a $0.9 million note payable due on March 1, 2014.
On January 1, 2013, in connection with an asset purchase, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and will be paid in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017.
In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 million due in both 2014 and 2015, with $0.3 million and $1.4 million outstanding at September 30, 2013 and December 31, 2012, respectively.
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
Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$218	$257	$656	$771
Interest cost	861	895	2,577	2,680
Expected return on plan assets	(881)	(794)	(2,635)	(2,378)
Amortization of prior service cost	(24)	(24)	(71)	(72)
Amortization of net actuarial loss	334	228	998	684
Net periodic pension cost	$508	$562	$1,525	$1,685
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.7% overall, 7.0% for equities and 3.7% for bonds. The Company expects to contribute $2.3 million to the pension plan for 2013, of which $1.7 million has been contributed through September 30, 2013.

8. Stock-Based Compensation
The Company has stock option plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three and nine months ended September 30, 2013, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangement was $0.7 million and $1.4 million, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2012, respectively. The expense for the nine months ended September 30, 2012 included $0.1 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors.

During the first quarter of 2013, the Company granted an aggregate of 30,000 shares of restricted stock awards to its outside directors and options to an employee to purchase 35,000 shares of its common stock with a grant date fair market value of $6.05 and $3.51 per share, respectively. Additionally, 46,403 restricted stock units with a grant date fair value of $0.3 million vested, resulting in the issuance of 36,391 shares of common stock, net of 10,012 shares which were withheld for tax obligations of the grantees, as allowed under the plan. During the second quarter of 2013, the Company granted to certain employees an aggregate of 473,425 restricted stock units and options to purchase an aggregate of 355,715 shares of its common stock with a grant date fair market value of $6.89 and $3.93 per share, respectively. In the third quarter of 2013, the Company granted to certain employees an aggregate of 34,840 restricted stock units, and options to purchase an aggregate of 113,237 shares of its common stock with an average grant date fair market value of $8.85 and $5.18 per share, respectively. The restricted stock units are subject to forfeiture unless certain performance objectives are achieved.

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
The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of September 30, 2013, the total unrecognized compensation expense related to stock options and restricted stock awards was $3.1 million and $4.4 million, respectively.

9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30, 2013	December 31, 2012
Net actuarial loss and prior service credit	$(21,114)	$(22,188)
Less: deferred tax benefit	5,077	5,335
Net of tax	(16,037)	(16,853)
Change in fair value of interest rate swap	250	—
Less: deferred tax liability	(100)	—
Net of tax	150	—
Foreign currency translation adjustment	1,102	2,239
Total accumulated other comprehensive loss	$(14,785)	$(14,614)

Changes in accumulated other comprehensive income (loss) by component in the consolidated statements of comprehensive income include the following for the three and nine months ended September 30, 2013, (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Items	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2013
Beginning balance, net	$(15,312)	$302	$(1,304)	$(16,314)
Other comprehensive income (loss) before reclassifications[1]	(961)	(152)	2,406	1,293
Amounts reclassified from accumulated other comprehensive income2 3	236	—	—	236
Net other comprehensive income (loss)	(725)	(152)	2,406	1,529
Ending balance, net	$(16,037)	$150	$1,102	$(14,785)

Three Months Ended September 30, 2012
Beginning balance, net	$(12,344)	$—	$253	$(12,091)
Other comprehensive income (loss) before reclassifications[1]	(369)	—	1,330	961
Amounts reclassified from accumulated other comprehensive income[2] [3]	154	—	—	154
Net other comprehensive income (loss)	(215)	—	1,330	1,115
Ending balance, net	$(12,559)	$—	$1,583	$(10,976)

Nine months ended September 30, 2013
Beginning balance, net	$(16,853)	$—	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	111	150	(1,137)	(876)
Amounts reclassified from accumulated other comprehensive income[2] [3]	705	—	—	705
Net other comprehensive income (loss)	816	150	(1,137)	(171)
Ending balance, net	$(16,037)	$150	$1,102	$(14,785)

Nine months ended September 30, 2012
Beginning balance, net	$(12,524)	$—	$2	$(12,522)
Other comprehensive income before reclassifications[1]	(497)	—	1,581	1,084
Amounts reclassified from accumulated other comprehensive income[2] [3]	462	—	—	462
Net other comprehensive income	(35)	—	1,581	1,546
Ending balance, net	$(12,559)	$—	$1,583	$(10,976)
____________________________

1
Net of tax expense (benefit) of $(0.2) million and $0.3 million for the three and nine months ended September 30, 2013, respectively for the defined benefit pension plans. Net of tax expense (benefit) of $(0.1) million for the three months ended September 30, 2012 for the defined benefit plans. There was essentially no tax expense for the nine months ended September 30, 2012 for the defined benefit plans. Net of tax expense (benefit) of $(0.1) million and $0.1 million for the three and nine months ended September 30, 2013 for the interest rate swap.

2
Net of tax expense of $0.1 million for defined benefit pension plans for each of the three months ended September 30, 2013 and 2012 and $0.2 million for each of the nine months ended September 30, 2013 and 2012.

3
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

During the three months ended June 30, 2013, the Company entered into a forward-dated interest rate swap to hedge interest rate risk with respect to $39.3 million of borrowings under its Credit Agreement. The Company’s objective in using the interest rate derivative is to manage exposure to interest rate movements and add stability to interest expense. Upon inception, the interest rate swap has been designated as a cash flow hedge and involves the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.
The following table summarizes the terms of the interest rate swap outstanding at September 30, 2013 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	April 29, 2014	February 28, 2017	0.75%	1 Month LIBOR	$39,300
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of September 30, 2013 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		September 30, 2013		September 30, 2013
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	250	Other liabilities	—
Total			$250		$—
See Note 14 for additional information on the fair value of the Company’s interest rate swap. The Company had no outstanding derivative instruments at December 31, 2012.
The Company has concluded that the hedging relationship for the interest rate swap is highly effective. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings and included in interest income and other income (expense) on the consolidated statements of operations.
Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At September 30, 2013, the Company estimates that approximately $82 thousand will be reclassified from other comprehensive income as an increase to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (loss) (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Amount of income (loss) recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$(152)	$—	$150	$—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	—	—	—	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—	—

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

11. Income Taxes
For the nine months ended September 30, 2013 and 2012, the Company recorded income tax expense of $7.5 million and $2.5 million, respectively. For the three months ended September 30, 2013 and 2012, the Company recorded income tax expense of $1.5 million and $0.2 million, respectively. For the three and nine months ended September 30, 2013 and 2012, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.
Income tax expense as a percentage of income before income taxes was approximately 41.9% and 39.6% for the three and nine months ended September 30, 2013, respectively. Income tax expense in 2012 as a percent of income (loss) before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances compounded by the impact of the restructuring initiative, as compared to pre-tax income in other countries. As a result, income tax expense of $0.2 million was incurred despite a pre-tax loss for the three months ended September 30, 2012, while income tax expense as a percentage of income (loss) before income taxes was approximately 112% for the nine months ended September 30, 2012. The difference in the income tax rates between periods is also attributable to differing statutory tax rates in the countries in which the Company incurs tax liabilities.
Unrecognized Tax Benefits
A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2013 is as follows (in thousands):

Balance at December 31, 2012	$1,149
Additions based on tax positions	337
Reductions due to lapses of statutes of limitations	(218)
Balance at September 30, 2013	$1,268
Unrecognized tax benefits at September 30, 2013 and December 31, 2012 of $1.3 million and $1.1 million, respectively, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.
The Company incurred no significant interest or penalties for the three or nine months ended September 30, 2013 or 2012 related to underpayments of income taxes or uncertain tax positions.

12. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted reserve for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of September 30, 2013 and December 31, 2012. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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
While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million for all matters are recorded in accrued expenses and other current liabilities as of both September 30, 2013 and December 31, 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2013 and 2012 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Americas	EMEA	Asia-Pacific	Reconciling Items	Total
Three months ended September 30, 2013:
Revenues from external customers[1]	$66,761	$24,984	$7,778	$—	$99,523
Intersegment revenues[2]	3,413	3,593	193	(7,199)	—

Operating income (loss)[3] [4]	$5,164	$2,533	$676	$(3,926)	$4,447
Allocation of headquarter costs[5]	(2,564)	(1,046)	(316)	3,926	—
Adjusted operating income	$2,600	$1,487	$360	$—	$4,447

Three months ended September 30, 2012:
Revenues from external customers[1]	$39,623	$26,881	$9,075	$—	$75,579
Intersegment revenues[2]	1,791	1,915	199	(3,905)	—

Operating income (loss)[3] [4]	$1,833	$1,846	$295	$(4,702)	$(728)
Allocation of headquarter costs[5]	(2,463)	(1,656)	(583)	4,702	—
Adjusted operating income (loss)	$(630)	$190	$(288)	$—	$(728)

Nine months ended September 30, 2013:
Revenues from external customers[1]	$201,868	$69,983	$25,086	$—	$296,937
Intersegment revenues[2]	8,126	8,721	521	(17,368)	—

Operating income (loss)[3] [4]	$25,490	$6,336	$2,585	$(14,262)	$20,149
Allocation of headquarter costs[5]	(9,622)	(3,420)	(1,220)	14,262	—
Adjusted operating income	$15,868	$2,916	$1,365	$—	$20,149

Nine months ended September 30, 2012:
Revenues from external customers[1]	$127,265	$77,393	$28,631	$—	$233,289
Intersegment revenues[2]	2,929	5,544	817	(9,290)	—

Operating income (loss)[3] [4]	$12,432	$2,116	$3,108	$(14,332)	$3,324
Allocation of headquarter costs[5]	(7,801)	(4,750)	(1,781)	14,332	—
Adjusted operating income (loss)	$4,631	$(2,634)	$1,327	$—	$3,324
____________________________

1
Included in the Americas are United States revenues of $64.6 million and $196.2 million for the three and nine months ended September 30, 2013, respectively, and $38.4 million and $125.1 million for the three and nine months ended September 30, 2012, respectively.

2	Reconciling Items represent eliminations or reversals of transactions between reportable segments.

3
Reconciling Items represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting, and risk management, which are not allocated to reportable segments.

4
Includes corporate headquarter relocation charges of $0.1 million and $1.6 million for the three and nine months ended September 30, 2012, respectively, in reconciling items, and restructuring charges of $0.1 million and $0.8 million in EMEA for the three and nine months ended September 30, 2012. No relocation charges or restructuring charges were incurred in the three or nine months ended September 30, 2013.

5
Represents the allocation of headquarter costs and operating income (loss) had the Company allocated such costs based on the segments’ respective revenues. Historically, the Company has not allocated headquarter costs to its operating segments.

Goodwill in the Americas at each of September 30, 2013 and December 31, 2012 totaled $7.0 million. Goodwill in EMEA and Asia-Pacific totaled $6.6 million and $1.9 million, respectively, at each of September 30, 2013 and December 31, 2012.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) and total assets based on physical location (in thousands):

	September 30, 2013	December 31, 2012
Total long-lived assets
Americas	$50,515	$34,532
EMEA	10,298	11,417
Asia-Pacific	3,582	4,672
Total long-lived assets	$64,395	$50,621

Total assets
Americas	$192,788	$139,815
EMEA	66,422	68,247
Asia-Pacific	20,306	23,566
Total assets	$279,516	$231,628

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of September 30, 2013 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
Interest rate swap asset	$250	$—	$250	$—
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 10 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of September 30, 2013 and December 31, 2012 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair value of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
There were no transfers between Levels of the fair value hierarchy during the three or nine months ended September 30, 2013 or 2012.

The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at September 30, 2013, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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
On August 30, 2013, the Company completed an acquisition of certain professional service assets of ENGlobal Corporation’s Engineering and Construction (“E&C”) segment, all of which relate to operations in the Americas and which provide technical engineering services to customers (in-plant and field services). In conjunction with the closing of the transaction, the Company added approximately 900 full-time professionals to the Furmanite team. As a result of the acquisition, the Company has significantly expanded its broad service offerings, greatly enhancing its engineering, design, and construction management service capabilities. As such, the Company anticipates that it will become a significantly more valuable resource to its customers, providing increasingly comprehensive solutions to satisfy a wider range of its customers’ needs.
Financial Overview
For the three and nine months ended September 30, 2013, consolidated revenues increased by $23.9 million, or 31.7%, and $63.6 million, or 27.3%, respectively, and operating income increased by $5.2 million and $16.8 million, respectively, compared to the three and nine months ended September 30, 2012. The revenue increases related primarily to volume increases in on-line and off-line services in the Americas associated with leak sealing, hot tapping, line isolation, heat treatment, on-site machining, valve repair, and non-destructive testing and inspection services. Additionally, the increased revenues reflect the Company’s new technical solution engineering services attributable to the ENGlobal E&C asset acquisition discussed above. The operating results in 2013 were positively impacted by improved utilization of labor and increased leverage on fixed costs from higher revenue levels in the current year period as the Company’s strategic global organization structure takes hold, resulting in successes in obtaining work it had not historically participated in, including securing multiple service line projects and cross selling of services. In addition, operating results in the prior year period were unfavorably affected by several factors, including the impact from its cost reduction initiatives and the relocation of its corporate headquarters.
Net income for the three and nine months ended September 30, 2013 of $2.1 million and $11.4 million, respectively, represented an increase of $3.4 million and $11.7 million, respectively, compared to the three and nine months ended September 30, 2012. The Company’s diluted earnings per share for the three and nine months ended September 30, 2013 were $0.06 and $0.30, respectively, compared to diluted losses per share of $(0.03) and $(0.01) for the three and nine months ended September 30, 2012, respectively.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$99,523	$75,579	$296,937	$233,289
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	71,851	56,253	206,279	166,931
Depreciation and amortization expense	2,724	2,329	8,232	6,318
Selling, general and administrative expense	20,501	17,725	62,277	56,716
Total costs and expenses	95,076	76,307	276,788	229,965
Operating income (loss)	4,447	(728)	20,149	3,324
Interest income and other income (expense), net	(420)	(79)	(272)	(279)
Interest expense	(377)	(230)	(933)	(828)
Income (loss) before income taxes	3,650	(1,037)	18,944	2,217
Income tax expense	(1,530)	(243)	(7,499)	(2,483)
Net income (loss)	$2,120	$(1,280)	$11,445	$(266)

Earnings (loss) per common share:
Basic	$0.06	$(0.03)	$0.31	$(0.01)
Diluted	$0.06	$(0.03)	$0.30	$(0.01)

Additional Revenue Information:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
On-line services	$33,141	$30,525	$102,706	$90,619
Off-line services	54,736	32,082	158,663	103,452
Other services	11,646	12,972	35,568	39,218
Total revenues	$99,523	$75,579	$296,937	$233,289

Business Segment and Geographical Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Americas	$66,761	$39,623	$201,868	$127,265
EMEA	24,984	26,881	69,983	77,393
Asia-Pacific	7,778	9,075	25,086	28,631
Total revenues	99,523	75,579	296,937	233,289
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Americas	49,175	29,919	140,876	90,695
EMEA	17,354	19,782	48,517	57,448
Asia-Pacific	5,322	6,552	16,886	18,788
Total operating costs (exclusive of depreciation and amortization)	71,851	56,253	206,279	166,931
Operating costs as a percentage of revenue	72.2%	74.4%	69.5%	71.6%
Depreciation and amortization expense
Americas, including corporate	1,967	1,550	5,817	3,808
EMEA	443	427	1,422	1,320
Asia-Pacific	314	352	993	1,190
Total depreciation and amortization expense	2,724	2,329	8,232	6,318
Depreciation and amortization expense as a percentage of revenue	2.7%	3.1%	2.8%	2.7%
Selling, general and administrative expense
Americas, including corporate[1]	14,392	11,022	43,957	34,669
EMEA	4,649	4,827	13,705	16,505
Asia-Pacific	1,460	1,876	4,615	5,542
Total selling general and administrative expense	20,501	17,725	62,277	56,716
Selling, general and administrative expense as a percentage of revenue	20.6%	23.5%	21.0%	24.3%
Total costs and expenses	$95,076	$76,307	$276,788	$229,965
____________________________

1
Includes corporate overhead costs of $3.9 million and $14.3 million for the three and nine months ended September 30, 2013, respectively, and $4.7 million and $14.3 million for the three and nine months ended September 30, 2012 (including $0.1 million and $1.6 million of relocation costs), respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to geographic information, excludes intercompany transactions and any allocation of headquarter costs to EMEA or Asia-Pacific.

Revenues
For the nine months ended September 30, 2013, consolidated revenues increased by $63.6 million, or 27.3%, to $296.9 million, compared to $233.3 million for the nine months ended September 30, 2012. Changes related to foreign currency exchange rates unfavorably impacted revenues by $1.9 million, of which $0.1 million, $0.6 million and $1.2 million were related to unfavorable impacts in the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $65.5 million, or 28.1%, for the nine months ended September 30, 2013 compared to the same period in 2012. This $65.5 million increase in revenues consisted of a $74.7 million increase in the Americas but was partially offset by decreases of $6.8 million and $2.4 million in EMEA and Asia-Pacific, respectively. The increase in revenues in the Americas, resulting from a combination of acquisition-related growth and organic growth attributable to organizational structure improvements, was primarily related to increases in off-line services, which doubled in volume, and to a lesser extent on-line services, which increased approximately 26% when compared to revenues in the same period in 2012. The Company’s new technical solution engineering services accounted for approximately $9.5 million of the increase in off-line services. Excluding the new engineering services, just over half of the increase in off-line services was related to volume increases in heat treatment, on-site machining and valve repair services with the remainder of the increase primarily attributable to volume increases in non-destructive testing and inspection services. Increases in on-line services primarily related to volume increases in leak sealing and hot tapping services. The decrease in revenues in EMEA, which was predominantly attributable to its central European locations, was related to volume decreases in valve repair, hot tapping and other products and manufacturing services. These decreases were partially offset by moderate volume increases in bolting services within off-line services as well as line stopping services within on-line services. The decrease in revenues in Asia-Pacific, which was primarily related to the first half of 2013, was attributable to decreases across most service lines. Decreases primarily consisted of volume decreases in leak sealing and composite repair services within on-line services, and bolting services within off-line services as a large project was completed in the first half of 2012 with no such similar large project in the current year. These decreases were partially offset by increases in hot tapping services within on-line services and on-site machining services within off-line services.
For the three months ended September 30, 2013, consolidated revenues increased by $23.9 million, or 31.7%, to $99.5 million, compared to $75.6 million for the three months ended September 30, 2012. Changes related to foreign currency exchange rates unfavorably impacted revenues by $1.2 million, of which $0.1 million, $0.1 million and $1.0 million were related to unfavorable impacts in the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $25.1 million, or 33.2%, for the three months ended September 30, 2013 compared to the same period in 2012. This $25.1 million increase in revenues consisted of an increase of $27.2 million in the Americas, which was partially offset by decreases of $1.8 million and $0.3 million in EMEA and Asia-Pacific, respectively. Revenue increases in the Americas were primarily related to increases in off-line services, which more than doubled when compared to revenues in the same period in 2012, and to a lesser extent on-line services. The Company’s new technical solution engineering services, included in off-line services, accounted for approximately one third of the increase. Excluding the new engineering services, approximately one half of the increase in off-line services was the result of volume increases in bolting, on-site machining and valve repair services with the balance of the increase associated with volume increases in non-destructive testing and inspection services, while a majority of the increase in on-line services related to volume increases in leak sealing, line isolation and hot tapping services. The decrease in revenues in EMEA primarily related to decreases in off-line and other product and manufacturing services, which were partially offset by moderate increases in on-line services. Revenue decreases in Asia-Pacific were the result of moderate decreases in on-line and other services which were partially offset with slight increases in off-line services.
Operating Costs (exclusive of depreciation and amortization)
For the nine months ended September 30, 2013, operating costs increased $39.3 million, or 23.6%, to $206.3 million, compared to $166.9 million for the nine months ended September 30, 2012. Changes related to foreign currency exchange rates favorably impacted costs by $1.2 million, of which $0.1 million, $0.3 million and $0.8 million were related to favorable impacts from the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $40.5 million, or 24.3%, for the nine months ended September 30, 2013, compared to the same period in 2012. This change consisted of a $50.2 million increase in the Americas, partially offset by a decrease of $8.6 million and $1.1 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher labor costs of approximately 45% as well as higher travel and leasing costs of approximately 9% when compared to the same period in 2012, which were attributable to the increase in revenues. The decrease in operating costs in EMEA was associated with reductions in labor and material costs of approximately 13% when compared to the same period in 2012 as a result of a decrease in activity levels and the effect of the prior year cost reduction initiative. The operating costs in Asia-Pacific decreased due to decreases in labor and material costs of approximately 5% when compared to the same period in 2012 as a result of decreased activity levels.

For the three months ended September 30, 2013, operating costs increased $15.6 million, or 27.7%, to $71.9 million, compared to $56.3 million for the three months ended September 30, 2012. Changes related to foreign currency exchange rates favorably impacted costs by $0.7 million, of which $0.1 million and $0.6 million related to favorable impacts in the Americas and Asia-Pacific. Excluding the foreign currency exchange rate impact, operating costs increased by $16.3 million, or 28.9%, for the three months ended September 30, 2013, compared to the same period in 2012. This change consisted of an increase of $19.3 million in the Americas, which was partially offset by decreases of $2.4 million and $0.6 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily attributable to an increase in labor costs of approximately 59% and higher travel and leasing costs of approximately 8%, associated with the increase in revenues, when compared to the same period in 2012. The operating costs in EMEA decreased due to decreases in material costs of approximately 11% when compared to the same period in 2012. The decrease in operating costs in Asia-Pacific was primarily due to decreases in labor and material costs of approximately 6% associated with the decreases in revenues when compared to the same period in 2012.
Operating costs as a percentage of revenue decreased to 69.5% from 71.6% for the nine months ended September 30, 2013 and 2012, respectively, and decreased to 72.2% from 74.4% for the three months ended September 30, 2013 and 2012, respectively. The percentage of operating costs to revenues for the three and nine months ended September 30, 2013 was lower compared to the same period in 2012 primarily due to the increase in revenues, which included improved utilization of labor and resulted in better absorption of fixed costs in the Americas, as well as a favorable mix of services, including several higher margin projects, and better utilization of labor in EMEA as a result of the prior year cost reduction initiative.
Depreciation and Amortization
For the three and nine months ended September 30, 2013, depreciation and amortization expense increased $0.4 million and $1.9 million, respectively, when compared to the same periods in 2012, as a result of an increase in the average balance of depreciable property and equipment associated with $10.7 million of acquisition-related long-term and intangible assets combined with capital expenditures of approximately $16.7 million placed in service over the twelve-month period ended September 30, 2013. Changes related to foreign currency exchange rates had an insignificant impact on depreciation and amortization expense for each of the three and nine months ended September 30, 2013. Depreciation and amortization expense related to acquisition-related assets in the twelve-month period ended September 30, 2013 was $0.7 million and $1.8 million for the three and nine months ended September 30, 2013, respectively.
Selling, General and Administrative
For the nine months ended September 30, 2013, selling, general and administrative expenses increased $5.6 million, or 9.8%, to $62.3 million compared to $56.7 million for the nine months ended September 30, 2012. Changes related to foreign currency exchange rates favorably impacted costs by $0.2 million, and related primarily to favorable impacts in Asia-Pacific. Excluding the foreign currency exchange rate impact, selling general and administrative expenses increased $5.8 million, or 10.2%, for the nine months ended September 30, 2013, compared to the same period in 2012. This increase in selling, general and administrative costs consisted of a $9.3 million increase in the Americas, partially offset by decreases of $2.8 million and $0.7 million in EMEA and Asia-Pacific, respectively. Selling, general and administrative expense increases in the Americas were related to an increase in personnel and related costs of approximately 23% and increases in travel, rent and insurance related costs of approximately 6%, when compared to the same period in 2012, associated primarily with increased activity levels, as well as the impact from the implementation of the Company’s strategic global organizational structure. Partially offsetting the effects of these increases was $1.6 million of costs included in the nine months ended September 30, 2012 in connection with the prior year’s relocation of the Company’s corporate headquarters to Houston, Texas, for which no similar costs were incurred in the same period in 2013. In EMEA, decreases in selling, general and administrative costs were primarily related to reductions in salary and related costs of approximately 8% when compared to the same period in 2012, and were associated with the cost reduction initiative in 2012. In addition, the nine months ended September 30, 2012 included $0.6 million of severance related restructuring costs, for which no similar costs were incurred in the same period in 2013. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of the decreased activity levels within the region.

For the three months ended September 30, 2013, selling, general and administrative expenses increased $2.8 million, or 15.7%, to $20.5 million compared to $17.7 million for the three months ended September 30, 2012. Changes related to foreign currency exchange rates favorably impacted costs by $0.1 million, and related primarily to favorable impacts in Asia-Pacific. Excluding the foreign currency exchange rate impact, selling general and administrative expenses increased $2.9 million, or 16.4%, for the three months ended September 30, 2013, compared to the same period in 2012. This $2.9 million increase in selling, general and administrative expenses consisted of a $3.3 million increase in the Americas, partially offset by $0.2 million and $0.2 million decreases in EMEA and Asia-Pacific, respectively. The increase in selling, general and administrative expenses in the Americas was related to an increase in personnel and related costs of approximately 18% and increases in travel, rent and insurance related costs of approximately 9%, when compared to the same period in 2012, associated primarily with increased activity levels, as well as the impact from the implementation of the Company’s strategic global organizational structure. Decreases in selling, general and administrative expenses in EMEA were primarily related to reductions in salary and related costs of approximately 4% when compared to the same period in 2012, and were associated with the cost reduction initiative in 2012. There were minimal restructuring costs during the three months ended September 30, 2012. In Asia-Pacific, decreases in selling, general and administrative expenses were primarily related to the decreased activity levels within the region.
Selling, general and administrative costs as a percentage of revenues decreased to 20.6% and 21.0% for the three and nine months ended September 30, 2013, respectively, compared to 23.5% and 24.3% for the three and nine months ended September 30, 2012, respectively, principally as a result of the increased leverage on higher revenue levels and the effects of the prior year cost reduction initiative.

Other Income
Interest Income and Other Income (Expense), Net
For the nine months ended September 30, 2013, interest income and other income (expense) was consistent with the same period in 2012. For the three months ended September 30, 2013, net expenses in interest income and other income (expense) increased $0.3 million when compared to the same period last year. The increase in expenses within interest income and other income (expense) primarily related to a fluctuation in foreign currency exchange gains and losses.
Interest Expense
For the nine months ended September 30, 2013, consolidated interest expense was $0.1 million higher than the same period in 2012 due to a combination of slightly higher average interest rate on notes payable and higher average outstanding debt on the additional borrowing on the revolving credit facility in 2013, but was partially offset by the acceleration of $0.2 million of debt issuance costs in 2012 due to the termination of a previous credit agreement. For the three months ended September 30, 2013, consolidated interest expense increased $0.1 million when compared to the same period in 2012 due to a slightly higher interest rate on notes payable and higher average outstanding debt on the revolving credit facility in 2013.
Income Taxes
For the nine months ended September 30, 2013 and 2012, the Company recorded income tax expense of $7.5 million and $2.5 million, respectively. For the three months ended September 30, 2013 and 2012, the Company recorded income tax expense of $1.5 million and $0.2 million, respectively. For the three and nine months ended September 30, 2013 and 2012, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.
Income tax expense as a percentage of income before income taxes was approximately 41.9% and 39.6% for the three and nine months ended September 30, 2013, respectively. Income tax expense in 2012 as a percentage of income (loss) before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances compounded by the impact of the restructuring initiative, as compared to pre-tax income in other countries. As a result, income tax expense of $0.2 million was incurred despite a pre-tax loss for the three months ended September 30, 2012, while income tax expense as a percentage of income (loss) before income taxes was approximately 112.0% for the nine months ended September 30, 2012. The difference in the income tax rates between periods is also attributable to differing statutory rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities for the nine months ended September 30, 2013 increased to $11.2 million compared to $10.2 million for the nine months ended September 30, 2012. The increase in net cash provided by operating activities resulted from an increase in net income and non-cash items in the current year period, which were largely offset by changes in working capital requirements. Changes in working capital, primarily associated with increased activity levels and acquisitions, decreased cash flow by approximately $14.7 million for the nine months ended September 30, 2013 compared with an increase of $0.3 million for the same period in 2012.
Net cash used in investing activities increased to $30.2 million for the nine months ended September 30, 2013 from $17.7 million for the nine months ended September 30, 2012 primarily due to an increase in cash paid for acquisitions and an increase in capital expenditures during the nine months ended September 30, 2013. In 2013, the Company paid cash of $15.8 million in connection with the acquisition of ENGlobal’s E&C segment, as compared to $9.3 million of cash paid in connection with the acquisition of the Houston Service Center of MCC Holdings, Inc. (“HSC”) in 2012. Capital expenditures increased to $13.5 million for the nine months ended September 30, 2013 from $6.1 million for the nine months ended September 30, 2012. The increase in capital expenditures in the 2013 period compared to the 2012 period is consistent with the Company’s expectations for increased capital investment in the current year.
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
Net cash provided by financing activities was $18.1 million for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $6.5 million for the nine months ended September 30, 2012. In connection with the acquisition of the assets of ENGlobal’s E&C segment, the Company borrowed $20.0 million on its existing revolving credit facility during the nine months ended September 30, 2013, principally to fund the purchase of the acquired working capital, with the remaining funds to be available to cover any transitional short-term cash flow needs. In addition, during the nine months ended September 30, 2013, the Company made $2.2 million of principal payments on acquisition-related notes payable, which was partially offset by cash received from the issuance of common stock. During the nine months ended September 30, 2012, the Company entered into a new credit facility and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility and paid $0.6 million of costs in connection with the refinancing of its credit facility. In addition, during the nine months ended September 30, 2012, the Company borrowed an additional $9.3 million on its new credit facility to fund the HSC acquisition and made $2.7 million of principal payments on acquisition-related notes payable.
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
On March 5, 2012, certain foreign subsidiaries (the “foreign subsidiary designated borrowers”) of Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and FWI entered into a credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement matures on February 28, 2017. On August 27, 2013, FWI and the foreign subsidiary designated borrowers entered into an Amendment (the “Amendment”) to the Credit Agreement. The Amendment includes several modifications, including increasing the revolving credit facility from $75.0 million to $100.0 million and increasing the portion of the amount available for swing line loans to FWI from $7.5 million to $10.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At September 30, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at September 30, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 to the Company’s consolidated financial statements for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at September 30, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $196.4 million as of September 30, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2013, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $1.4 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $39.3 million at September 30, 2013.
On August 30, 2013, in connection with the acquisition of the assets of the ENGlobal’s E&C segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and will be paid in four equal annual installments of $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.

On February 28, 2013, in connection with an asset purchase, the Company issued a $0.9 million note payable due on March 1, 2014.
On January 1, 2013, in connection with an asset purchase, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and will be paid in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017.
In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. The debt is payable in installments with approximately $1.2 million due in 2013 and approximately $0.1 million due in both 2014 and 2015, with $0.3 million and $1.4 million outstanding at September 30, 2013 and December 31, 2012, respectively.
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

The Company committed to cost reduction initiatives during 2010 and 2012, in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of September 30, 2013, the costs incurred since the inception of these two cost reduction initiatives totaled approximately $7.4 million. During the three and nine months ended September 30, 2013, the Company incurred no additional restructuring charges but made cash payments of $1.6 million during the nine months ended September 30, 2013 related to the initiatives. As of September 30, 2013, the remaining reserve associated with these initiatives totaled $0.5 million, all of which are expected to require cash payments and are expected to be paid in 2013. Total workforce reductions for the 2010 and 2012 cost reduction initiatives included terminations of 138 employees in the Company’s EMEA segment.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the nine months ended September 30, 2013, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
Revenues are recorded in accordance with Financial Account Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or nine months ended September 30, 2013 or 2012.
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
As of December 31, 2012, the Company’s fair value substantially exceeded its carrying value in each of its three reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the nine months ended September 30, 2013 which would warrant an additional impairment test in the current period. At each of September 30, 2013 and December 31, 2012, goodwill totaled $15.5 million. Goodwill totaled $7.0 million, $6.6 million and $1.9 million at each of September 30, 2013 and December 31, 2012 in the Americas, EMEA, and Asia-Pacific, respectively.

Property, Plant and Equipment
The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of property, plant and equipment occurred in the three or nine months ended September 30, 2013 or 2012.

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

Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions at September 30, 2013 or December 31, 2012, or for the three or nine months ended September 30, 2013 or 2012.

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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $59.3 million at September 30, 2013, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $39.3 million of the outstanding debt beginning April 29, 2014 through February 28, 2017. For more information on this swap, see Note 10 to the Company’s consolidated financial statements.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three and nine months ended September 30, 2013 when compared to the three and nine months ended September 30, 2012. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use foreign currency rate hedges.
Based on the nine months ended September 30, 2013, foreign currency-based revenues and operating income of $100.7 million and $9.2 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $9.2 million and a reduction in operating income of $0.8 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2013. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, reserves of $1.9 million for all matters are recorded in accrued expenses and other current liabilities as of both September 30, 2013 and December 31, 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors
During the quarter ended September 30, 2013, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits

2.1
Asset Purchase Agreement Between ENGlobal U.S., Inc. and Furmanite America, Inc. dated as of July 15, 2013, incorporated by reference herein to Exhibit 2.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013.

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

10.1
First Amendment to Credit Agreement, dated as of August 27, 2013, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, JPMorgan Chase, N.A., as Administrative Agent, and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 1, 2013.

31.2*	Certification of Principal Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 1, 2013.

32.1*	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 1, 2013.

32.2*	Certification of Principal Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 1, 2013.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Accounting Officer
(Principal Financial and Accounting Officer)
Date: November 1, 2013