Form 10-K
period 2013-12-31
FURMANITE CORP
filed 2014-03-07
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________
Commission File Number 1-5083

FURMANITE CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	74-1191271
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10370 Richmond Avenue Suite 600 Houston, Texas	77042
(Address of principal executive offices)	(zip code)
(713) 634-7777
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Without Par Value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $242,611,612 based on the closing price of the registrant’s common stock, $6.69 per share, reported on the New York Stock Exchange on such date.
There were 37,550,275 shares of the registrant’s common stock outstanding as of March 4, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2014 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

FURMANITE CORPORATION AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including, but not limited to, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “might,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about itself and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted, including, without limitation, those risks and uncertainties set forth under Part I, Item 1A, “Risk Factors,” of this Annual Report on Form 10-K. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. One is cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I
Item 1. Business
Company Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) conducts business under two operating segments: 1) Technical Services and 2) Engineering & Project Solutions. Technical Services provides specialized technical services, including on-line, off-line and other services. On-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services. Other services include smart shim services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, the petroleum industry, which includes refineries and off-shore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. The Engineering & Project Solutions operating segment, which includes Furmanite Technical Solutions (“FTS”), provides project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance and plant asset management services, as well as certain other inspection and project management services. Customers include refining and petrochemical operators as well as maintenance, and engineering and construction contractors servicing the downstream and midstream oil and gas markets, substantially all of which are in the Americas.
The Company was incorporated in Delaware on January 23, 1953. The Company’s principal operating office is located at 10370 Richmond Avenue, Suite 600, Houston, Texas 77042 and its telephone number is (713) 634-7777.
The Company files annual, quarterly, and other reports and information with the Securities and Exchange Commission (“SEC”) under the Exchange Act. These reports and other information that the Company files with the SEC may be obtained on the SEC’s website at www.sec.gov.
The Company also makes available free of charge on or through its Internet website, www.furmanite.com (select the “Financial Information” link under the “Investors” menu option), Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other information statements and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15 (d) of the Exchange Act as soon as reasonably practicable after the reports are electronically filed with, or furnished to, the SEC. Also available on the Company’s website free of charge are copies of the Company’s Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Code of Ethics, Corporate Governance Guidelines, and Anti-Bribery and Corruption Policy (select the “Governance” link under the “Investors” menu option). The Code of Ethics applies to all of the Company’s officers, employees and directors, including the principal executive officer and principal financial and accounting officer. A copy of this Annual Report on Form 10-K will be provided free of charge upon written request to Investor Relations at the Company’s address. Information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report or any other filing with the SEC.
The Company’s common stock, no par value, trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “FRM”.
Business Segment Data and Geographical Information
See Note 15 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Operations
Furmanite’s business is specialized technical services that are provided to an international base of customers. Furmanite operations were founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits. In the 1960s, Furmanite expanded within the United Kingdom (“U.K.”), primarily through its leak sealing products and then into providing services. During the 1970s and 1980s, the Company grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. Furmanite was acquired by the Parent Company (Kaneb Services, Inc. at that time) in 1991 to diversify its operations and pursue international growth opportunities. In 2006, the Company, through an asset acquisition, expanded its valve repair and hot-tapping services along with expanding its location footprint in the United States, U.K., Belgium, and the Netherlands, and heat treating services were introduced in 2006. Since 2007, Furmanite has expanded its operating presence into Bahrain, China, Canada, Denmark, Sweden and West Africa to take advantage of existing customer relationships in these countries and areas and launch the full range of its service lines to existing customers and other markets. In 2011, Furmanite expanded its on-site machining service capabilities with an asset acquisition to provide for large scale on-site machining. In 2012, Furmanite strengthened its valve repair capabilities with an asset acquisition to support its valve and actuator repair, maintenance and testing services. In addition, Furmanite entered the non-destructive testing and inspection market, introducing certain services based on customer demand, primarily within the Americas. In 2013, Furmanite significantly expanded its service offerings in the Americas with an asset acquisition and the formation of the FTS division, which provides construction and engineering services that complement the Company’s existing service lines. As a result of the acquisition, the Company has significantly expanded its broad service offerings, greatly enhancing its engineering, design, and construction management service capabilities. As such, the Company anticipates that it will become a significantly more valuable resource to its customers, providing increasingly comprehensive solutions to satisfy a wider range of its customers’ needs.
Products and Services
Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets” below). Other on-line services provided include hot tapping, line stopping, line isolation, composite repair, valve testing utilizing its Trevitest system, and visual inspection. In addition, the Company provides off-line services including on-site machining, bolting, valve repair, heat treating, ultrasonic, radiography, phased array, tube testing and repair on such systems and equipment. These services tend to complement leak sealing and other on-line services since these off-line services are usually performed while a plant or piping system is not operating. In addition, Furmanite provides concrete repair, engineering services, valve and other products and manufacturing. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Further, the Company provides engineering and project solutions including project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance, and plant asset management services. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For the years ended December 31, 2013, 2012 and 2011, on-line services represented approximately 32%, 39%, and 39%, respectively, of total revenues, while off-line services accounted for approximately 43%, 45%, and 44%, respectively, of total revenue and other industrial services represented approximately 11%, 16%, and 17%, respectively, of total revenues. The Company’s new Engineering & Project Solutions segment represented approximately 14% of total revenues for the year ended December 31, 2013.
Furmanite’s on-line, leak sealing services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds over 120 trademarks and patents for its techniques, products, materials and equipment and continues to develop new and update existing patents, as it considers these efforts to be essential to its operations. The patents, which are registered in jurisdictions around the world, expire at various dates through May 2032. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group and manufacturing group that work with the on-site technicians in crafting these materials, tools and equipment.
Customers and Markets
Furmanite’s customer base includes petroleum refineries, chemical plants, mining operations, offshore energy production platforms, subsea piping systems, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 50 countries. In addition, the Company’s customer base includes maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, primarily in the Americas. Most of the revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other significant markets include offshore oil producers, mining operations and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants and safety and environmental compliance requirements and the worldwide economic climate. No single customer accounted for more than 10% of the Company’s consolidated revenues during any of the past three fiscal years.
Furmanite believes that it is the most recognized brand in its industry. With an over 85-year history, Furmanite’s customer relationships are long-term and worldwide. All customers are served from the worldwide headquarters in Houston, Texas and the Company has a substantial presence in EMEA and Asia-Pacific. Furmanite currently operates over 30 offices in the United States

(“U.S.”) including Saraland, Alabama; Benicia, California; Fairfield, California; Torrance, California; Lombard, Illinois; Hobart, Indiana; Louisville, Kentucky; Baton Rouge, Louisiana; Geismar, Louisiana; Gonzales, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Rock Hill, South Carolina; Beaumont, Texas; Corpus Christi, Texas; Houston, Texas; La Porte, Texas; Salt Lake City, Utah; Norfolk, Virgina; Kent, Washington; and Parkersburg, West Virgina. The worldwide operations are further supported by offices currently located in countries on six continents in Aruba, Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Norway, Singapore, Sweden and the U.K. and by licensee and agency arrangements which are based in Argentina, Belgium, Brazil, Egypt, Italy, Japan, Mexico, Peru, Qatar, Romania, Russia, Thailand, Turkey and the United Arab Emirates. Revenues by operating segment for 2013 were 86% for Technical Services and 14% for Engineering & Project Solutions. Revenues by major geographic region for 2013 were 68% for the Americas, 24% for EMEA and 8% for Asia-Pacific. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.
Furmanite’s leak sealing, on-line and other specialty field services are marketed primarily through direct sales calls on customers by salesmen and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Furmanite has select master service customer agreements, which can provide coverage for multiple years, and selected services with defined rates from which orders are then released with defined scopes of work. Other customer arrangements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during any of the years ended December 31, 2013, 2012 or 2011. Furmanite generally competes on the basis of service, product performance, technical know-how, engineering solutions and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of the Company’s multi-disciplined technicians to use proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
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
Furmanite is subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that environmental costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in environmental costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million at each of December 31, 2013 and 2012. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

Employees
At December 31, 2013, the Company had 3,110 employees. As of December 31, 2013, approximately 305 employees, all of which reside outside of the United States, were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 163 employees in the U.K. who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.

Item 1A. Risk Factors

In evaluating the Company, the factors described below should be carefully considered. The occurrence of one or more of these events could materially and adversely affect the Company’s business, prospects, financial condition, results of operations, cash flows, or the trading price of its common stock. The discussion below is focused on those risk factors management currently considers to be material. As the Company operates in a continually changing business environment, new risk factors may emerge from time to time and may become material. Additionally, the Company’s past financial performance may not be a reliable indicator of future performance and should not be used to anticipate future results or future period trends.

Political, economic, regulatory or other conditions in the countries in which Furmanite operates could adversely affect the financial condition, results of operations or cash flow of the Company.

Operations in foreign jurisdictions accounted for approximately 33% of total revenues for the year ended December 31, 2013. The Company expects foreign operations to continue to be an important part of its business. Foreign and domestic operations are subject to a variety of risks, such as:

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

The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. For the year ended December 31, 2013, foreign currency based revenues and operating income were $141.8 million and $15.3 million, respectively. Based on results of operations for the year ended December 31, 2013, the Company estimates that a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $12.9 million and $1.4 million, respectively.

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

The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds over 120 trademarks and patents for its techniques, products, materials and equipment. These patents are registered around the world and expire at various dates through May 2032. Although Furmanite believes it has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.

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

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and otherwise negatively impact our business.

Our employees and others are subject to the normal hazards associated with the Company providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to many negative consequences including personal injury, loss of life, destruction of property, and environmental damage. Although we are committed to maintaining a strong safety culture and reducing the risk of accidents to the lowest possible level, there can be no assurance these efforts will be effective. Poor safety performance may harm the Company’s reputation and limit or eliminate potential revenue streams from many of our largest customers and may materially increase our future insurance and other operating costs.

The Company is involved and is likely to continue to be involved in legal proceedings, which if adversely determined, could have a material effect on our results of operations, financial condition or cash flows.

We are currently a defendant in various legal proceedings arising from the operations of our current and historical business and it is reasonable to expect that we will be named in future actions. Most of the legal proceedings against us arise out of the normal course of performing services at customer facilities, and include various types of claims including tort, contractual, workers’ compensation, personal injury, and property damage, business interruption, and indemnification. Legal proceedings can be expensive to defend, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse effect on our business, results of operations, financial condition or cash flows.

Although we maintain insurance coverage against these and other risks associated with our business, this insurance may not protect us against liability from certain events. We cannot assure that our insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that we may incur. Moreover, we cannot assure that we will be able in the future to obtain insurance at levels of risk coverage or policy limits that we deem adequate. Any future damages that are not covered by insurance or are in excess of policy limits could have a material adverse effect on our financial condition and results of operations.

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

Business acquisitions may expose the Company to various risks.

From time to time, we make acquisitions of other businesses that enhance or expand our service offerings or capabilities. We intend to continue to pursue acquisitions that complement our existing business. Even with prudent planning, acquisitions may present unforeseen challenges, such as integration difficulties or unexpected costs. No assurances can be made that we will realize the level of revenues, earnings, cost savings, synergies, or any other benefits that we may anticipate from an acquisition, or that we will realize such benefits within the time frame that we expect. If we are not able to address challenges that may arise with a particular acquisition, our financial performance could be adversely impacted. Further, the consideration given for acquisitions could include an assumption of liabilities, both those known and unknown. The consideration paid and integration efforts required in connection with an acquisition may also affect our share price or future financial results depending on many factors.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The properties owned or utilized by the Company are generally described in Item 1 of this Annual Report on Form 10-K and Note 5 under Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Additional information concerning the obligations of the Company for lease and rental commitments is presented under the caption “Commitments and Contingencies” in Note 14 under Item 8 “Financial Statements and Supplementary Data” on the Annual Report on Form 10-K and under the caption “Contractual Obligations” under Item 7 “Management Discussion and Analysis of Financial Condition and Results of Operations”. Such descriptions and information are hereby incorporated by reference into this Item 2.
The Parent Company’s corporate headquarters is located in an office building in Houston, Texas, pursuant to a lease agreement that expires in May 2019 and requires monthly lease payments of approximately $36,000 plus certain operating expenses, with annual increases ratably up to approximately $47,000 plus certain operating expenses by 2019 and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for four properties located in the U.K. and nine properties located in the U.S., which are company-owned and relate to the Company’s Technical Services segment.
Item 3. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of each December 31, 2013 and 2012. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio (the “Court”), alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility. In March 2014, the customer’s claims against the former employee were dismissed and the Court granted a partial summary judgment in favor of Furmanite America, Inc. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the remainder of the customer’s claim.
While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of each December 31, 2013 and 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
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
The following table sets forth the range of high and low sales prices per share of the Company’s common stock as reported on the NYSE for the periods indicated:

Years Ended December 31,	High	Low
2013:
First Quarter	$6.81	$5.18
Second Quarter	$7.47	$5.85
Third Quarter	$10.09	$6.70
Fourth Quarter	$11.73	$9.05
2012:
First Quarter	$8.05	$5.89
Second Quarter	$6.63	$4.10
Third Quarter	$6.05	$4.00
Fourth Quarter	$5.84	$3.69
At March 4, 2014, there were approximately 2,003 stockholders of record.
The Company currently intends to retain future earnings for the development of its business, has not paid any cash dividends on its common stock during fiscal 2013 and fiscal 2012, and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facility for the working capital of FWI contains restrictions on its ability to pay dividends or distributions to the Company. At December 31, 2013, FWI was in compliance with all applicable debt covenants under its credit facility.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:
Revenues	$427,294	$326,492	$316,207	$285,953	$275,940
Total costs and expenses¹	402,494	318,980	295,756	272,293	274,406
Operating income ¹	24,800	7,512	20,451	13,660	1,534
Interest expense, net of interest and other income	(1,957)	(1,342)	(1,143)	(394)	(945)
Income before income taxes	22,843	6,170	19,308	13,266	589
Income tax (expense) benefit ²	(8,816)	(5,365)	4,662	(3,780)	(3,419)
Net income (loss) ² ³	$14,027	$805	$23,970	$9,486	$(2,830)

Earnings (loss) per share:
Basic	$0.37	$0.02	$0.65	$0.26	$(0.08)
Diluted	$0.37	$0.02	$0.64	$0.26	$(0.08)
________________________________________

1
Includes restructuring charges of $(0.1) million, $3.6 million, $0.4 million, $5.7 million and $1.1 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively, relocation charges of $1.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges of $0.4 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

2
Includes a $7.7 million income tax benefit related to the reversal of a valuation allowance on domestic net deferred tax assets and a $1.2 million acquisition-related deferred tax benefit for the year ended December 31, 2011.

3
Includes restructuring charges, net of tax of $(0.1) million, $3.4 million, $0.3 million, $5.2 million and $0.9 million for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively. Includes relocation charges, net of tax, of $1.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges, net of tax, of $0.2 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents	$33,240	$33,185	$34,524	$37,170	$36,117
Working capital	134,172	106,854	103,761	88,181	79,611
Total assets	285,167	231,628	207,232	182,101	174,989
Long-term debt, less current portion	63,196	39,609	31,051	30,085	30,139
Stockholders’ equity	133,496	119,079	118,889	98,088	85,330

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the Consolidated Financial Statements of the Company and notes thereto included elsewhere in this Annual Report on Form 10-K.
Business Overview
Furmanite Corporation, (the “Parent Company”), together with its subsidiaries (collectively the “Company” or “Furmanite”) was incorporated in 1953. The Company’s common stock, no par value, trades under the ticker symbol “FRM” on the NYSE.
The Company conducts its principal business through its subsidiaries under two operating segments: 1) Technical Services and 2) Engineering & Project Solutions. Previously, for financial reporting purposes, the Company reported three segments based on the Company’s three geographical areas: the Americas, EMEA and Asia-Pacific. As a result of a business acquisition in 2013, the Company has determined that, for financial reporting purposes, it now operates in two segments that are based on its product and service offerings. Technical Services provides specialized technical services, which include on-line, off-line and other services. Within these technical services, on-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services. Other services include smart shim services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, the petroleum industry, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. Engineering & Project Solutions, which includes the Company’s Furmanite Technical Solutions (“FTS”) division, provides project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance, and plant asset management services, as well as certain other inspection and project management services. These services are provided to refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, substantially all of which are in the Americas.
Financial Overview
For the year ended December 31, 2013, consolidated revenues were $427.3 million, an increase of $100.8 million compared to the year ended December 31, 2012, due to a combination of the Company’s new Engineering & Project Solutions segment as well as increases in off-line services in the Americas region of its Technical Services segment, including non-destructive testing and examination and on-site machining services. The operating results in 2013 were positively impacted by improved utilization of labor and increased leverage on fixed costs from higher revenue levels in 2013 primarily as a result of the Company’s strategic global organization structure, resulting in successes in obtaining work it had not historically participated in, including securing multiple service line projects and cross selling of services. In addition, operating results in 2012 were unfavorably affected by several factors, including the impact from its cost reduction initiatives and the relocation of its corporate headquarters. Consequently, operating income for the year ended December 31, 2013 increased to $24.8 million, which was $17.3 million higher than the year ended December 31, 2012. Income tax expense as a percentage of income before income taxes improved in 2013 compared to 2012 due to a combination of factors affecting income tax expense in 2012 that did not recur in 2013 to the same extent. As a result of the items noted above, the Company’s net income for the year ended December 31, 2013 grew to $14.0 million, an increase of $13.2 million compared to the year ended December 31, 2012.
In 2012, the Company committed to a cost reduction initiative related to further restructuring of its central European operations within EMEA, in the wake of the continuing challenging economic conditions in the region. As of December 31, 2013, the Company has substantially completed the 2012 cost reduction initiative with total restructuring costs incurred related to this initiative of approximately $3.3 million, principally all of which related to one-time termination benefits. Although the 2013 results of the Company’s central European locations within the EMEA region have shown improvement over 2012, the results have still not fully rebounded due to continued sluggishness in those economies in addition to short-term tangential effects of the cost reduction initiative. The total impact of this initiative and previous cost reduction initiatives, as well as direct corporate headquarter relocation costs of $1.6 million in 2012, negatively impacted operating income by $5.2 million and $0.4 million and net income by $4.3 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively, while impacts for the year ended December 31, 2013 were insignificant.
In 2011, the reversal of a valuation allowance on domestic net deferred tax assets and an acquisition-related deferred tax benefit favorably impacted net income by $8.9 million.

The Company’s diluted earnings per share were $0.37, $0.02, and $0.64 per share for the years ended December 31, 2013, 2012 and 2011, respectively.

Results of Operations

	Years Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenues	$427,294	$326,492	$316,207
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)¹	306,042	233,337	219,146
Depreciation and amortization expense	11,418	8,889	8,231
Selling, general and administrative expense²	85,034	76,754	68,379
Total costs and expenses	402,494	318,980	295,756
Operating income	24,800	7,512	20,451
Interest income and other income (expense), net	(616)	(237)	(126)
Interest expense	(1,341)	(1,105)	(1,017)
Income before income taxes	22,843	6,170	19,308
Income tax (expense) benefit³	(8,816)	(5,365)	4,662
Net income[3] [4]	$14,027	$805	$23,970
Earnings per share:
Basic	$0.37	$0.02	$0.65
Diluted	$0.37	$0.02	$0.64
______________________________

1
Includes restructuring charges of $(0.1) million, $2.3 million, and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively and an impairment charge of $0.9 million for the year ended December 31, 2011.

2
Includes restructuring charges of $1.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively, relocation charges of $1.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and an impairment charge of $0.4 million for the year ended December 31, 2012.

3
Includes a $7.7 million income tax benefit related to the reversal of a valuation allowance on domestic net deferred tax assets and a $1.2 million acquisition-related deferred tax benefit for the year ended December 31, 2011.

4
Includes restructuring charges, net of tax of ($0.1) million, $3.4 million, and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. Includes relocation charges, net of tax, of $1.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges, net of tax, of $0.2 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

Additional Revenue Information:	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Technical Services:
On-line services	$138,660	$126,819	$124,836
Off-line services	182,631	146,013	137,883
Other services	47,296	53,660	53,488
Total Technical Services	368,587	326,492	316,207
Engineering & Project Solutions	58,707	—	—
Total revenues	$427,294	$326,492	$316,207

Business Segment and geographical information

The Company’s two operating segments are 1) Technical Services and 2) Engineering & Project Solutions. Within Technical Services, additional detail is provided by geographic area. Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Revenue:
Technical Services
Americas	$233,100	$182,806	$158,515
EMEA	102,199	106,298	118,649
Asia-Pacific	33,288	37,388	39,043
Total Technical Services	368,587	326,492	316,207
Engineering & Project Solutions[1]	58,707	—	—
Total revenue	427,294	326,492	316,207
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	157,311	128,277	109,305
EMEA	70,952	79,965	84,028
Asia-Pacific	22,425	25,095	25,813
Total Technical Services	250,688	233,337	219,146
Technical Services operating costs as a percentage of revenue	68.0%	71.5%	69.3%
Engineering & Project Solutions[1]	55,354	—	—
Total operating costs (exclusive of depreciation and amortization)	306,042	233,337	219,146
Operating costs as a percentage of revenue	71.6%	71.5%	69.3%
Depreciation and amortization expense
Technical Services
Americas	6,543	4,879	4,034
EMEA	1,852	1,798	2,011
Asia-Pacific	1,328	1,572	1,638
Total Technical Services	9,723	8,249	7,683
Engineering & Project Solutions	1,108	—	—
Corporate	587	640	548
Total depreciation and amortization expense	11,418	8,889	8,231
Depreciation and amortization expense as a percentage of revenue	2.7%	2.7%	2.6%
Selling, general and administrative expense
Technical Services
Americas	40,293	31,393	25,484
EMEA	18,287	21,350	23,629
Asia-Pacific	5,774	6,978	6,192
Total Technical Services	64,354	59,721	55,305
Engineering & Project Solutions[2]	4,248	—	—
Corporate[3]	16,432	17,033	13,074
Total selling general and administrative expense	85,034	76,754	68,379
Selling, general and administrative expense as a percentage of revenue	19.9%	23.5%	21.6%
Total costs and expenses	$402,494	$318,980	$295,756

1	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

2	Includes approximately $0.7 million of costs associated with the integration of the Furmanite Technical Solutions division.

3	For the years ended December 31, 2012 and 2011, includes $1.6 million and $0.1 million of relocation costs, respectively.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes intercompany transactions and any allocation of headquarter costs.
Revenues
For the year ended December 31, 2013, consolidated revenues increased by $100.8 million, or 30.9%, to $427.3 million, compared to $326.5 million for the year ended December 31, 2012. The increase in revenues was due to a combination of the new Engineering & Project Solutions segment, which contributed $58.7 million to consolidated revenues in 2013, as well as higher Technical Services revenue, which increased $42.1 million compared with the same period for 2012. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted revenues by $2.5 million, of which $0.2 million, $0.4 million and $1.9 million were related to unfavorable impacts from the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues for Technical Services increased by $44.6 million, or 13.7%, for the year ended December 31, 2013 compared to the same period in 2012. This increase in revenues consisted of a $50.4 million increase in the Americas but was partially offset by a $3.7 million decrease in EMEA and a $2.1 million decrease in Asia-Pacific. The increase in Technical Services revenues in the Americas, resulting from a combination of acquisition-related growth and organic growth attributable to organizational structure improvements, was primarily related to increases in its off-line and on-line services which increased approximately 22% and 6%, respectively, when compared to revenues related to such services in the same period of 2012. Of the increase in off-line services, approximately 70% related to volume increases in on-site machining, valve repair, heat treatment, and bolting services with the remainder of the increase primarily attributable to volume increases in nondestructive testing and inspection services. Increases in on-line services were primarily related to volume increases in leak sealing and hot tapping services. The decrease in revenues in EMEA, which was predominantly attributable to the Company’s central European locations, was primarily related to volume decreases in valve repair and other product and manufacturing services. These decreases were partially offset by moderate volume increases in line stopping services within on-line services as well as heat treatment services within off-line services. The decrease in revenues in Asia-Pacific was primarily related to volume decreases in composite repair and leak sealing services within on-line services and bolting services within off-line services, as a large project was completed by the Company in such region in 2012 with no such similar large project in 2013. These decreases were partially offset by increases in on-site machining services within off-line services.
The Company’s new Engineering & Project Solutions revenues, which increased consolidated revenues by $58.7 million for the year ended December 31, 2013, consisted of in-plant and in-office engineering and construction services as well as certain other inspection and process management services. The in-plant and in-office engineering services were added as a result of the Company’s acquisition of certain professional services assets of ENGlobal Corporation’s Engineering and Construction segment on August 30, 2013 (forming the Company’s FTS division), and the new process management inspection services resulted from an asset purchase in early 2013.
For the year ended December 31, 2012, consolidated revenues increased by $10.3 million, or 3.3%, to $326.5 million, compared to $316.2 million for the year ended December 31, 2011, with revenues relating solely to Technical Services in both years. Changes related to foreign currency exchange rates unfavorably impacted revenues by $3.7 million, of which $3.5 million and $0.2 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues increased by $14.0 million, or 4.4%, for the year ended December 31, 2012 compared to the same period for 2011. This $14.0 million increase in revenues consisted of a $24.2 million increase in the Americas but was partially offset by an $8.8 million decrease in EMEA and a $1.4 million decrease in Asia-Pacific. The increase in revenues in the Americas was primarily related to increases in its off-line services which included increases in on-site machining, valve repair and heat treatment services of approximately 24% when compared to revenues in the same period in 2011. The decrease in revenues in EMEA was primarily attributable to decreases in off-line services, which included volume decreases in valve repair, bolting and on-site machining services of approximately 15% when compared to revenues in the same period in 2011, as the Company’s central European locations within the EMEA region continued to be negatively impacted by the economic crisis, resulting in sustained lower revenue levels in most service lines. These decreases in revenues were partially offset by moderate volume increases in heat treatment services within off-line services. In addition, other services within the EMEA region decreased primarily related to volume decreases within product and manufacturing services, primarily related to the Company’s decision to exit the heat exchanger business in Germany at the end of 2011. The decrease in revenues in Asia-Pacific was attributable to decreases in off-line and other services primarily in Singapore but was partially offset by increases in on-line services in Australia.
Operating Costs (exclusive of depreciation and amortization)
For the year ended December 31, 2013, operating costs increased $72.7 million, or 31.2%, to $306.0 million, compared to $233.3 million for the year ended December 31, 2012. The increase in operating costs was due to a combination of the new Engineering & Project Solutions segment, which had operating costs of $55.4 million in 2013, as well as higher Technical Services operating costs, which increased $17.3 million compared with the same period for 2012. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $1.6 million, of which $0.1 million, $0.1 million and $1.4 million were related to favorable impacts from the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs for Technical Services increased $18.9 million, or 8.1%, for the year ended December 31, 2013, compared to the same period in 2012. This change consisted of a $29.1 million increase in the Americas but was partially offset by decreases of $8.9 million and $1.3 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher labor costs of approximately 17% as well as higher travel and leasing costs of approximately 6% when compared to the same period in 2012, which were attributable to the increase in revenues. The decrease in operating costs in EMEA was primarily associated with reductions in material and leasing costs of approximately 9% when compared to the same period in 2012 as a result of a decrease in activity levels and the effect of the 2012 cost reduction initiative. Additionally, operating costs in EMEA decreased in 2013 due to the effect of $2.3 million of severance related restructuring costs that were incurred for the year ended December 31, 2012. Operating costs in Asia-Pacific decreased due to decreases in labor, travel, and material costs of approximately 5% when compared to the same period in 2012 as a result of decreased activity levels. Operating costs for Engineering & Project Solutions, which increased costs by $55.4 million for the year ended December 31, 2013, consisted primarily of labor and related expenses.
For the year ended December 31, 2012, operating costs, including $2.3 million of restructuring costs, increased $14.2 million, or 6.5%, to $233.3 million, compared to $219.1 million for the year ended December 31, 2011. Operating costs in both years relate solely to Technical Services. Changes related to foreign currency exchange rates favorably impacted costs by $2.9 million, of which $2.8 million and $0.1 million were related to favorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs increased $17.1 million, or 7.8%, for the year ended December 31, 2012, compared to the same period in 2011. This change consisted of an $19.0 million increase in the Americas but was partially offset by decreases of $1.3 million and $0.6 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher material and labor costs of approximately 16% when compared to the same period in 2011, which were primarily attributable to the increase in revenues, and to a lesser extent due to lower margin realization on certain jobs. The decrease in operating costs in EMEA was associated with moderate reductions in labor and material costs of approximately 3% when compared to the same period in 2011. In addition, the year ended December 31, 2011 included an impairment charge of $0.9 million related to a write down of certain assets related to the heat exchanger business. Substantially offsetting the decrease in EMEA were $2.3 million of severance related restructuring costs for the year ended December 31, 2012 compared to $0.2 million for the year ended December 31, 2011. The overall decrease in costs in EMEA was disproportionate with the decrease in revenues due to underutilization of technicians, particularly in the first half of 2012 due to the challenges within the central European locations, and indirect effects associated with the restructuring initiative. The operating costs in Asia-Pacific decreased slightly compared to 2011 due to lower material costs but were partially offset by increases in labor costs, which were associated with the higher revenues in Australia.
Overall operating costs as a percentage of revenue were 71.6% and 71.5% (70.7% excluding 2012 restructuring costs of $2.3 million) for the years ended December 31, 2013 and 2012, respectively. For the Technical Services segment, operating costs as a percentage of revenue decreased to 68.0% from 71.5% (70.7% excluding the restructuring costs) for the years ended December 31, 2013 and 2012, respectively. The percentage of operating costs to revenue for the year ended December 31, 2013 was lower for this segment compared to the same period in 2012 due to the increase in revenues, which included improved utilization of labor and resulted in better absorption of fixed costs in the Americas, as well as a favorable mix of services, including several higher margin projects, and better utilization of labor in EMEA as a result of the 2012 cost reduction initiative. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues were 94.3% for the year ended December 31, 2013. The types of services provided by the Engineering & Project Solutions segment typically result in higher operating costs as a percentage of revenues than the Company’s Technical Services segment due to various factors, which the Company expects will continue for the foreseeable future. As 2014 will reflect a full year of the FTS division’s operating results, the Company expects that the relationship of overall operating costs to revenues will be further impacted next year.
Operating costs as a percentage of revenue for Technical Services were 71.5% and 69.3% for the years ended December 31, 2012 and 2011, respectively. Excluding restructuring and impairment costs ($2.3 million and $1.1 million in 2012 and 2011, respectively) operating costs as a percentage of revenue were 70.7% and 68.9% for 2012 and 2011, respectively. The percentage of operating costs to revenues was higher for the year ended December 31, 2012 compared to the same period for 2011 due to the result of the factors noted above.
Depreciation and Amortization Expense
For the year ended December 31, 2013, depreciation and amortization expense increased $2.5 million, or 28.5%, when compared to the year ended December 31, 2012, as a result of an increase in the average balance of depreciable property and equipment associated with the $9.6 million of acquisition-related long-term and intangible assets combined with capital expenditures of approximately $10.7 million placed in service over the twelve-month period ended December 31, 2013. Changes related to foreign currency exchange rates had an insignificant impact on depreciation and amortization expense for the year ended December 31,

2013. Depreciation and amortization expense related to 2013 acquisition-related assets was $1.4 million for the year ended December 31, 2013.
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
Depreciation and amortization expense as a percentage of revenue was 2.7%, 2.7% and 2.6% for the years ended December 31, 2013, 2012 and 2011, respectively.
Selling, General and Administrative Expense
For the year ended December 31, 2013, selling, general and administrative expenses increased $8.2 million, or 10.8%, to $85.0 million compared to $76.8 million for the year ended December 31, 2012. This increase consisted of $4.6 million related to the Technical Services segment and $4.2 million related to the new Engineering & Project Solutions segment, partially offset by decreases of $0.6 million related to corporate-related (“Corporate”) expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates during 2013 favorably impacted costs by $0.3 million, essentially all of which related to favorable impacts from Asia-Pacific. Excluding the foreign currency exchange rate impacts, the $4.9 million increase in selling, general and administrative costs for Technical Services consisted of $8.9 million increases in the Americas, partially offset by decreases of $3.1 million and $0.9 million in EMEA and Asia-Pacific, respectively. Selling, general and administrative expense increases in the Americas were related to an increase in personnel and related costs of approximately 12% and increases in travel, rent and insurance related costs of approximately 6%, when compared to the same period in 2012, associated primarily with increased activity levels as well as impacts from the implementation of the Company’s strategic global organizational structure. In EMEA, decreases in selling, general and administrative costs were primarily related to reductions in salary and related costs of approximately 3% when compared to the same period in 2012, and were primarily associated with the cost reduction initiative in 2012. In addition, the year ended December 31, 2012 included $1.3 million of severance related restructuring costs, for which no similar costs were incurred in the same period in 2013. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of the decreased activity levels within the region. For the Engineering & Project Solutions segment, selling, general and administrative costs, which increased costs by $4.2 million for the year ended December 31, 2013, consisted primarily of personnel and related costs and rent expense as well as approximately $0.7 million of certain direct costs associated with the integration of the Furmanite Technical Solutions division. Selling, general and administrative expenses related to Corporate were down slightly compared with 2012 as increases in personnel and related costs, associated primarily with the implementation of the Company’s strategic global organizational structure, were more than offset by the effect of $1.6 million of direct corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas during the year ended December 31, 2012 for which no similar costs were incurred during 2013.
For the year ended December 31, 2012, selling, general and administrative expenses, including $2.9 million of restructuring and relocation costs, increased $8.4 million, or 12.3%, to $76.8 million compared to $68.4 million for the year ended December 31, 2011. This increase consisted of $4.4 million in the Technical Services segment and $4.0 million in Corporate. Changes related to foreign currency exchange rates during 2012 favorably impacted costs by $1.0 million, all of which related to favorable impacts from EMEA. Excluding the foreign currency exchange rate impacts, the $5.4 million increase in selling, general and administrative costs for Technical Services consisted of $5.9 million and $0.8 million increases in the Americas and Asia-Pacific, respectively, partially offset by a decrease of $1.3 million in EMEA. The increase in selling, general and administrative expenses in the Americas was related to increased activity levels. In addition, an impairment charge of $0.4 million was incurred related to certain intangible assets. In EMEA, decreases in selling, general and administrative costs were a result of reductions in salary and related costs and professional fees of approximately 9% when compared to the same period in 2011 but were partially offset by an increase in restructuring costs which increased from $0.2 million for the year ended December 31, 2011 to $1.3 million for the year ended December 31, 2012. In Asia-Pacific, increases in selling, general and administrative costs were primarily a result of the increased activity levels in Australia and general provisions within the region. The increase in Corporate selling, general, and administrative expenses for the year ended December 31, 2012 reflected $1.6 million of direct corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas and increases in personnel and related costs associated primarily with the Company’s strategic global organizational alignment initiative and certain provisions.
Selling, general and administrative costs, as a percentage of revenue were 19.9%, 23.5%, and 21.6% for the years ended December 31, 2013, 2012 and 2011, respectively. The percentage of selling, general and administrative costs to revenues decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012, principally as a result of the increased leverage on higher revenue levels and the effects of the 2012 cost reduction initiative. The percentage of selling, general and administrative costs to revenues increased for the year ended December 31, 2012 compared to the year ended December 31, 2011 due principally to restructuring costs and the timing of the realization of the effects of this initiative as well as the impact of the corporate headquarters’ relocation. Excluding restructuring, relocation, and impairment costs ($3.3 million and $0.3 million for 2012 and 2011, respectively) selling general and administrative costs as a percentage of revenue were 19.9%, 22.5% and 21.5% for the years ended December 31, 2013, 2012, and 2011, respectively.
Other Income
Interest Income and Other Income (Expense), Net
For the year ended December 31, 2013, consolidated interest income and other income (expense) changed unfavorably by $0.4 million compared to the year ended December 31, 2012. Consolidated interest income and other income (expense) for the year ended December 31, 2012 were comparable to the same period in 2011.
Changes within interest income and other income (expense) primarily relate to fluctuations within foreign currency exchange transaction gains and losses.
Interest Expense
For the year ended December 31, 2013, consolidated interest expense increased by $0.2 million when compared to the same period for 2012. The increase in interest expense for the year ended December 31, 2013 was due to a combination of a slightly higher average interest rate on notes payable and higher average outstanding debt on the additional borrowing on the revolving credit facility in 2013, but was partially offset by the acceleration of $0.2 million of debt issuance costs in 2012 due to the termination of a previous credit agreement.
For the year ended December 31, 2012, consolidated interest expense increased slightly by $0.1 million when compared to the same period for 2011. The increase in interest expense for the year ended December 31, 2012 was related to the acceleration of $0.2 million of debt issuance costs which were expensed in 2012 due to the termination of a previous credit agreement.
Interest rates on the outstanding debt for the credit facility were consistent for the years ended December 31, 2013, 2012 and 2011.
Income Taxes
For the years ended December 31, 2013, 2012, and 2011, the Company recorded income tax expense (benefit) of $8.8 million,$5.4 million, and $(4.7) million, respectively. Income tax expense (benefit) as a percentage of income before income taxes was approximately 38.6%, 87.0%, and (24.1)% for the years ended December 31, 2013, 2012, and 2011 respectively.
Fiscal year 2013 income tax expense as a percentage of income before income taxes, while slightly higher than the Company’s long-term expected effective rate, reflects the blended statutory rates in countries in which the Company operates and the mix of pre-tax income and losses in the countries in which the Company pays taxes versus those countries which have a full valuation allowance.
Fiscal year 2012 income tax expense as a percentage of income before income taxes was abnormally inflated as a result of a significantly high percentage of pre-tax losses in countries with valuation allowances, compounded by the impact of the restructuring initiative, as compared to net pre-tax income in other countries. As a result, income tax expense as a percentage of income before income taxes was approximately 87.0% for the year ended December 31, 2012. The 2012 effective income tax rate for countries without valuation allowances on their deferred tax assets was approximately 39.0%. This effective tax rate differs from the U.S. statutory rate as domestic state taxes and non-deductible expenses are only partially offset by lower statutory rates in other counties in which the Company operates and incurs income tax liability.
Fiscal year 2011 income tax benefit as a percentage of income before income taxes was 24.1%. Excluding the $1.2 million acquisition-related deferred tax benefit and the $7.7 million valuation allowance reversal related benefit, income tax expense as a percentage of income before taxes would have been 21.9% for the year ended December 31, 2011. The lower income tax rates in 2011 resulted from the aforementioned valuation allowance on U.S. federal tax assets in prior years. With the reversal of this valuation allowance at the end of 2011, the tax expense beginning in 2012 now includes the U.S. federal tax expense associated with U.S. pre-tax income.
Differences in income tax rates from the statutory rate between periods are also attributable to changes in the mix of income before income taxes between countries whose income taxes are offset by full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

The Company estimates its effective income tax rate to reflect a normal blended tax rate in the low to mid 30% range beginning in 2014, considering expected pre-tax income levels and the statutory income tax rates in the countries in which the Company incurs tax liabilities.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities was $17.7 million for the year ended December 31, 2013 compared to $14.9 million for the year ended December 31, 2012. The increase in net cash provided by operating activities resulted from an increase in net income and non-cash items, primarily deferred income taxes and depreciation and amortization, partially offset by changes in working capital requirements, primarily within accounts payable, accrued expenses, and accounts receivable. Changes in working capital decreased cash flow by approximately $13.7 million for the year ended December 31, 2013 compared with a decrease of $0.7 million for the same period in 2012. The increased working capital requirements in 2013 are due to increased activity levels, particularly related to growth and expansion in the Technical Services segment (primarily in the Americas) and the addition of the new Engineering & Project Solutions segment.
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
Net cash used in investing activities increased to $35.1 million for the year ended December 31, 2013 from $21.7 million for the year ended December 31, 2012 primarily due to an increase in cash paid for acquisitions and an increase in capital expenditures. In 2013, the Company paid cash of $16.7 million related to acquisitions, including $15.8 million in connection with the acquisition of ENGlobal’s Engineering & Project segment, as compared to the $12.5 million in 2012, including $9.3 million of cash paid in connection with acquisition of the Houston Service Center of MCC Holdings, Inc. (“HSC”). In addition, capital expenditures increased to $18.4 million for the year ended December 31, 2013 from $9.3 million for the year ended December 31, 2012. The increase in capital expenditures in 2013 compared to 2012 is consistent with the Company’s expectations for increased capital investments for 2013.
Net cash used in investing activities increased to $21.7 million for the year ended December 31, 2012 from $10.4 million for the year ended December 31, 2011 primarily due to $9.3 million of cash paid in connection with acquisition of the HSC in 2012 as compared to $3.8 million of cash paid, net of cash acquired of $1.2 million, in connection with the stock and asset acquisition of Self Leveling Machines, Inc. and Self Levelling Machine Pty. Ltd. (collectively “SLM”) in 2011. In addition, capital expenditures increased to $9.3 million for the year ended December 31, 2012 from $6.5 million for the year ended December 31, 2011. The increase in capital expenditures in 2012 compared to 2011 is consistent with the Company’s expectations for increased capital investments for 2012.
Consolidated capital expenditures for the calendar year 2014 have been budgeted at approximately $20.0 million. The expected increase in capital expenditures over 2013 capital expenditures is based on the Company’s estimated requirements for maintenance capital as well as in support of its growth investment strategy. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed or be less than anticipated amounts during 2014 or thereafter. Capital expenditures during 2014 are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash provided by financing activities increased to $18.0 million for the year ended December 31, 2013 from $5.1 million for the year ended December 31, 2012, primarily due to an increase in net proceeds from the issuance and repayment of debt in 2013. In connection with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, the Company borrowed $20.0 million on its revolving credit facility in 2013, principally to fund the purchase of the acquired working capital, with the remaining funds to be available to cover any transitional short-term cash flow needs. Also during the year ended December 31, 2013, the Company made $2.3 million of principal payments on acquisition-related notes payable. During the year ended December 31, 2012, the Company entered into a new credit facility and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility and paid $0.6 million of costs in connection with the refinancing of its credit facility. In addition, during the year ended December 31,

2012, the Company borrowed an additional $9.3 million on its new credit facility to fund the HSC acquisition and made $4.2 million of principal payments on the notes payable related to the SLM acquisition.
Net cash provided by financing activities increased to $5.1 million for the year ended December 31, 2012 from $0.1 million for the year ended December 31, 2011 primarily due to an increase in net proceeds from the issuance and repayment of debt in 2012. As noted above, financing activities during the year ended December 31, 2012 included a total of $39.3 million of borrowings on its new credit facility, the repayment of $30.0 million principal balance on the previous facility, principal payments of $4.2 million on acquisition-related notes payable, and payments of $0.6 million of costs related to refinancing the credit facility. Financing activities during 2011 primarily consisted of proceeds from stock option exercises substantially offset by principal payments on certain short-term debt and capital leases.
Although the worldwide economy, including markets in which the Company operates, has shown some signs of improvement, recovery and growth has been slow and continues to be impacted by uncertainty. As such, the Company believes that the risks to its business and its customers continue to remain heightened. Additionally, political unrest, changes in monetary policy, including the effects of higher interest rates, have the potential to curb economic growth and/or cause further instability, which could adversely impact the Company’s performance. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in recent years, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
Cash held in the bank accounts of foreign subsidiaries at December 31, 2013 was $17.2 million. The Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. If the Company were to repatriate the cash held by its foreign subsidiaries, the Company would be required to accrue and pay income taxes in the United States. Other types of events that could trigger U.S. taxes on these undistributed earnings include certain foreign corporate restructuring or reorganizations, a decision to exit a particular business or jurisdiction leading to a sale of stock to a third party, and anticipated unfavorable tax law changes that would result in higher taxes on repatriations that occur after the change in law goes into effect.
On March 5, 2012, certain foreign subsidiaries (the “foreign subsidiary designated borrowers”) of Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and FWI entered into a new credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement matures on February 28, 2017. On August 27, 2013, FWI and the foreign subsidiary designated borrowers entered into an Amendment (the “Amendment”) to the Credit Agreement. The Amendment includes several modifications, including increasing the revolving credit facility from $75.0 million to $100.0 million and increasing the portion of the amount available for swing line loans to FWI from $7.5 million to $10.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.
The proceeds from the initial borrowing on the Credit Agreement were $30.0 million and were used to repay the amounts outstanding under a previous credit agreement, which was scheduled to mature in January 2013, at which time the previous credit agreement was terminated by the Company. Letters of credit issued under the previous credit agreement were replaced with similar letters of credit under the new Credit Agreement. There were no material circumstances surrounding the termination of the previous credit agreement and no material early termination penalties were incurred by the Company.
On June 29, 2012, FWI borrowed an additional $9.3 million under its Credit Agreement to fund the purchase of HSC. On August 30, 2013, FWI borrowed an additional $20.0 million under its Credit Agreement principally to fund the purchase of the acquired working capital associated with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, with the remaining funds to be available to cover any transitional short-term cash flow needs. As of December 31, 2013 and 2012, $59.3 million and $39.3 million, respectively, was outstanding under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at December 31, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 12 to the Company’s consolidated financial statements for further information regarding the interest rate swap.The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at December 31, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-

cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $194.2 million as of December 31, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable, plus net inventory, plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At December 31, 2013, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at December 31, 2013.
On February 23, 2011, in connection with the acquisition of Self Leveling Machines, Inc. and certain assets of Self Levelling Machines Pty. Ltd., the Company issued $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) of notes (the “SLM Notes”), payable in installments through February 23, 2013. All obligations under the SLM Notes were secured by a first priority lien on the assets acquired in the acquisition. Upon full settlement of the SLM Notes in February 2013 and resultant release of the lien by the sellers’ equity holders, the acquired assets became assets secured under the Credit Agreement. At December 31, 2012, $1.0 million was outstanding under the SLM Notes. The SLM Notes bore interest at a fixed rate of 2.5% per annum.
In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. As December 31, 2013, $0.2 million remained outstanding, which is payable in installments of $0.1 million in both 2014 and 2015. As of December 31, 2012, $1.4 million was outstanding.
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
On August 30, 2013, in connection with the acquisition of the assets of the ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and will be paid in four equal annual installments of approximately $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.
The Company committed to cost reduction initiatives in 2009, 2010, and 2012 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of December 31, 2013, the costs incurred since the inception of these cost reduction initiatives totaled approximately $10.7 million. During the year ended December 31, 2013, the Company recorded a reduction of $0.1 million to restructuring costs incurred and made cash payments of $1.6 million related to these initiatives. As of December 31, 2013, the remaining reserve associated with these initiatives totaled $0.4 million, all of which are expected to require cash payments and are expected to be paid in 2014. Total workforce reductions in which severance costs were incurred related to the 2009, 2010, and 2012 cost reduction initiatives included terminations for 246 employees, which included reductions of 31 employees in the Americas, 214 employees in EMEA, and one employee in Asia-Pacific.
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

Contractual Obligations
The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2013 in total and by period due beginning in 2014. Certain operating leases contain renewal options by the Company that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt:
Borrowings under existing revolving credit facility	$59,300	$—	$—	$59,300	$—
Notes payable and other debt	5,984	2,097	2,583	1,304	—
Capital leases	23	14	9	—	—
Debt subtotal	65,307	2,111	2,592	60,604	—
Interest on debt	4,159	1,356	2,556	247	—
Total debt and interest	69,466	3,467	5,148	60,851	—
Other contractual commitments:
Operating leases	44,119	13,030	19,491	8,210	3,388
Pension plan contributions	22,563	2,006	4,167	4,385	12,005
Other obligations[1]	391	391	—	—	—
Total other contractual commitments	67,073	15,427	23,658	12,595	15,393
Total	$136,539	$18,894	$28,806	$73,446	$15,393
______________________________

1	Accrued restructuring costs
Interest on debt is calculated based on outstanding balances, using the weighted average interest rate for 2013 for variable rate debt and at specific interest rates on fixed rate debt. Estimated annual defined benefit pension plan contributions are based on current funding levels of $2.0 million plus expected annual increases in accordance with certain funding commitments. See Note 9 to the Company’s consolidated financial statements for additional information on defined benefit pension plans.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred for the year ended December 31, 2013, include revenue recognition, allowance for doubtful accounts, goodwill, intangible assets and long-lived assets, stock-based compensation, income taxes, defined benefit pension plan, contingencies and restructuring accruals. Critical accounting policies are discussed by management at least quarterly with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2013, 2012 or 2011.
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
As of both December 31, 2013 and 2012, goodwill totaled $15.5 million. All goodwill is associated with the Technical Services operating segment.
FASB ASC 350 requires a two-step process for testing goodwill impairment, however it permits an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined that, based on a qualitative assessment, it is not more likely than not that the Company’s fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company has elected to bypass the qualitative assessment for all reporting units at December 31, 2013 and proceed directly to performing the first step of the goodwill impairment test. Under the first step of the two-step process, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of December 31, 2013, the Company has two reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Previously, the Company’s operating segments were based on its three geographic areas and, accordingly, the Company had three reporting units for purposes of testing goodwill impairment. As of December 31, 2013, all goodwill is associated with the Technical Services reporting unit. Accordingly, goodwill impairment testing is currently only applicable to this reporting unit. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for its Technical Services reporting unit, given the nature of the Company’s technical services business, and considering all geographic regions within this unit provide the same services with long term expectations of similar earnings percentages. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values for its Technical Services reporting unit and its Engineering & Project Solutions reporting unit (also calculated on a multiple of revenues basis) to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis. On December 31, 2013, the fair value of the Company’s Technical Services reporting unit substantially exceeded its carrying value.
At December 31, 2013 and 2012, $2.6 million and $2.9 million, respectively, of indefinite-lived intangible assets (primarily trade names) were included in intangible and other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $13.0 million and $8.4 million, respectively, were also included in intangible and other assets as of December 31, 2013 and 2012, with accumulated amortization of $4.5 million and $1.9 million, respectively. The increase in finite-lived intangible assets was primarily related to the acquisition of businesses forming the Engineering & Project Solutions operating segment in 2013. Amortization expense for finite-lived intangible assets totaled $2.7 million, $1.3 million and $0.7 million for the years ended

December 31, 2013, 2012 and 2011, respectively. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360. In connection with a review in 2012, the Company recognized an impairment loss of $0.4 million in selling, general and administrative expense related to certain finite-lived intangible assets which were determined to have no value following the termination of a contract.
Property, Plant and Equipment
The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. In 2011, an impairment of $0.9 million was recorded to write down certain assets in Germany based on the Company’s decision to discontinue providing certain services in that country. Except as set forth above, no other impairment of property, plant and equipment was recorded in 2011 and no impairment of property, plant and equipment was recorded during 2013 or 2012.
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
Income Taxes
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance is established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2013 and 2012, the Company’s valuation allowance was $9.3 million and $8.5 million, respectively. At the end of 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal deferred tax assets was reversed. This reversal of the valuation allowance, net of the utilization of domestic net operating losses and other related deferred tax changes of approximately $6.3 million during 2011, resulted in a deferred tax benefit of approximately $7.7 million which was recognized in 2011. The net deferred tax assets at December 31, 2013 and 2012 relate to U.S. federal and state, and foreign tax items.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2010 and subsequent years remain subject to examination. Additionally, net operating loss carryforwards originating in years prior to 2010 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2007.
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

Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. In 2013, the discount rate assumption used to determine end of year benefit obligations was 4.6%. These rates are reviewed annually and adjusted to reflect current conditions. Based on this information, the discount rate for 2014 is 4.6%. These rates are determined based on reference to yields. The expected return on plan assets of 6.2% for 2014 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
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
Exit or Disposal Cost Obligations
In 2009, 2010 and 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs to its operations. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
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
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-02, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The adoption of this guidance in the year ended

December 31, 2013 did not have an impact on the Company’s consolidated financial statements. For 2013, the Company elected to bypass the option to assess qualitative factors and proceeded directly to the quantitative assessment.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance in the year ended December 31, 2013 did not have a material impact on the Company’s consolidated financial statements.
Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions, as defined in Item 303(a)(4)(ii) of Regulations S-K, at December 31, 2013, or for any of the years ended December 31, 2013, 2012 or 2011.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $59.3 million at December 31, 2013, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in th variable interest rate on $39.3 million of the outstanding debt beginning April 29, 2014 through February 28, 2017. For more information on this swap, see Note 12 to the Company’s consolidated financial statements.
For the Company’s defined benefit pension plans, changes in interest rates will impact the discount rate and return on plan assets, which will effectively increase or decrease the Company’s liabilities associated with benefit obligations under those plans. Changes in the discount rate and return on plan assets also will result in changes to the amount of pension benefit expense recognized in future periods. Current and expected discount rates and rates of return on plan assets associated with the plans are discussed above in Item 7.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates has increased over the past several years. During 2013, currencies have weakened, as foreign currencies exchange rate changes, primarily the Australian Dollar and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the year ended December 31, 2013 when compared to the year ended December 31, 2012. The revenue impact was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use foreign currency rate hedges.
Based on annual 2013 foreign currency-based revenues and operating income of $141.8 million and $15.3 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $12.9 million and $1.4 million, respectively.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data of the Company begin on page F-4 of this report. Such information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
On June 1, 2012, the Company dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accounting firm at the direction of the Board of Directors of the Company and upon the recommendation of the Audit Committee of the Board. During the year ended December 31, 2011 and through the date of this Form 10-K, there were no (1) disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused Grant Thornton to make reference in its reports on the Company’s consolidated financial statements for such years to the subject matter of the disagreement, or (2) “reportable events,” as such term is defined in Item 304(a)(1)(v) of Regulation S-K. The audit report of Grant Thornton on the consolidated financial statements of the Company for the year ended December 31, 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.
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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15a-15(e) of the Exchange Act, the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management with the participation of the Company’s principal executive and financial officers assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework

(1992). Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. The Company is permitted to exclude businesses acquired during 2013 from management’s 2013 internal control assessment. As of December 31, 2013, management’s assessment of internal control over financial reporting excluded the internal control over financing reporting of its Furmanite Technical Solutions (“FTS”) division, which the Company acquired on August 30, 2013. FTS represented approximately 11.1% of consolidated total assets (net of amounts representing intangible assets included within the scope of the assessment) and approximately 8.7% of consolidated revenues as of and for the year ended December 31, 2013. Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.
UHY LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules

Beginning Page
(a) Financial Statements and Schedules
(2) Schedules:
None
Schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or related notes thereto.

(b) Exhibits
The following exhibits are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference:

2.1
Asset Purchase Agreement Between ENGlobal U.S., Inc. and Furmanite America, Inc. dated as of July 15, 2013, incorporated by reference herein to Exhibit 2.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2013.

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

10.12*
Furmanite Corporation 1994 Stock Incentive Plan as amended and restated June 14, 2011, incorporated by reference herein to Exhibit 10.1 to the Registrants Form 10-Q for the quarter ended June 30, 2011.

10.13*	Performance Based Long Term Executive Incentive Restricted Stock Grants, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

10.14
Credit Agreement, dated as of March 5, 2012, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, JPMorgan Chase, N.A., as Administrative Agent, Wells Fargo Bank, N.A. as Syndication Agent and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.15
Guaranty and Collateral Agreement, dated as of March 5, 2012, among Furmanite Worldwide, Inc. and each of the other grantors (as defined therein) in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.16
Parent Pledge Agreement, dated as of March 5, 2012, made by Furmanite Corporation in favor of JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference herein to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 6, 2012.

10.17*
Furmanite Corporation 401(k) Savings Investment Plan (Amendment and Restatement Effective February 1, 2012), incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 11-K filed on June 27, 2012.

10.18*	Form of Long-Term Performance-Based Restricted Stock Agreement, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.

10.19*	Form of Long-Term Performance-Based Stock Option Agreement, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.
10.20*	Furmanite Corporation 1994 Stock Incentive Plan as amended and restated March 7, 2013, incorporated by reference herein, filed with the Registrant’s definitive Proxy Statement on March 27, 2013.

10.21
First Amendment to Credit Agreement, dated as of August 27, 2013, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, JPMorgan Chase, N.A., as Administrative Agent, and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013.

21.1 ±	List of subsidiaries of the Registrant.

23.1 ±	Consent of UHY LLP.

23.2 ±	Consent of Grant Thornton LLP.

31.1 ±	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 7, 2014.

31.2 ±	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 7, 2014.

32.1 ±	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 7, 2014.

32.2 ±	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 7, 2014.

101.INS ±	XBRL Instance Document

101.SCH ±	XBRL Taxonomy Extension Schema Document

101.CAL ±	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB ±	XBRL Taxonomy Extension Label Linkbase Document

101.DEF ±	XBRL Taxonomy Definition Linkbase Document

101.PRE ±	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

*	Denotes management contracts.
±	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited Furmanite Corporation (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furmanite Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Furmanite Corporation and subsidiaries’ internal control over financial reporting based on our audit.
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
In our opinion, Furmanite Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by COSO.
Furmanite Corporation acquired its Furmanite Technical Solutions (“FTS”) division on August 30, 2013, and management excluded from its assessment of the effectiveness of Furmanite Corporation’s internal control over financial reporting as of December 31, 2013, FTS’s internal control over financial reporting. FTS represented approximately 8.7% of consolidated revenues and 11.1% of consolidated total assets (net of amounts representing intangible assets included within the scope of the assessment) as of December 31, 2013. Our audit of internal control over financial reporting of Furmanite Corporation and subsidiaries also excluded an evaluation of the internal control over financial reporting of FTS.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Furmanite Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended and our report dated March 6, 2014 expressed an unqualified opinion.
/s/ UHY LLP
Houston, Texas
March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
of Furmanite Corporation
We have audited the accompanying consolidated balance sheets of Furmanite Corporation (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows and for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Furmanite Corporation and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 15 to the consolidated financial statements, during the fourth quarter of 2013, the Company changed it reportable segments.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Furmanite Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2014 expressed an unqualified opinion.
/s/ UHY LLP
Houston, Texas
March 6, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Furmanite Corporation

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Furmanite Corporation (a Delaware Corporation) and subsidiaries (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Furmanite Corporation and subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Dallas, Texas
March 8, 2012

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$33,240	$33,185
Accounts receivable, trade (net of allowance for doubtful accounts of $1,014 and $1,648 as of December 31, 2013 and 2012, respectively)	106,853	77,042
Inventories, net	35,443	31,711
Deferred tax assets, current	8,665	7,612
Prepaid expenses and other current assets	12,494	7,743
Total current assets	196,695	157,293
Property and equipment	110,221	93,375
Less: accumulated depreciation and amortization	(54,874)	(51,132)
Property and equipment, net	55,347	42,243
Goodwill	15,524	15,524
Deferred tax assets, non-current	4,321	5,276
Intangible and other assets, net	13,280	11,292
Total assets	$285,167	$231,628
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,111	$2,190
Accounts payable	20,895	21,595
Accrued expenses and other current liabilities	38,312	25,728
Income taxes payable	1,205	926
Total current liabilities	62,523	50,439
Long-term debt, non-current	63,196	39,609
Net pension liability	17,905	18,536
Other liabilities	8,047	3,965
Commitments and contingencies (Note 14)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,557,238 and 41,329,538 shares issued as of December 31, 2013 and 2012, respectively	4,811	4,783
Additional paid-in capital	135,881	134,521
Retained earnings	26,429	12,402
Accumulated other comprehensive loss	(15,612)	(14,614)
Treasury stock, at cost (4,008,963 shares as of December 31, 2013 and 2012)	(18,013)	(18,013)
Total stockholders’ equity	133,496	119,079
Total liabilities and stockholders’ equity	$285,167	$231,628
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011

Revenues	$427,294	$326,492	$316,207
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	306,042	233,337	219,146
Depreciation and amortization expense	11,418	8,889	8,231
Selling, general and administrative expense	85,034	76,754	68,379
Total costs and expenses	402,494	318,980	295,756
Operating income	24,800	7,512	20,451
Interest income and other income (expense), net	(616)	(237)	(126)
Interest expense	(1,341)	(1,105)	(1,017)
Income before income taxes	22,843	6,170	19,308
Income tax (expense) benefit	(8,816)	(5,365)	4,662
Net income	$14,027	$805	$23,970

Earnings per common share:
Basic	$0.37	$0.02	$0.65
Diluted	$0.37	$0.02	$0.64
Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,422	37,266	37,034
Diluted	37,630	37,494	37,296
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$14,027	$805	$23,970
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	—	19	1
Net gain (loss) arising during period	1,041	(5,361)	(3,687)
Less: Amortization of prior service credit included in net periodic pension cost	(377)	(97)	(98)
Defined benefit pension plans, net	664	(5,439)	(3,784)
Unrealized gain on interest rate swap	220	—	—
Foreign currency translation adjustments	(1,033)	2,237	(1,022)
Total other comprehensive loss before tax	(149)	(3,202)	(4,806)
Income tax (expense) benefit related to components of other comprehensive income (loss)	(849)	1,110	687
Other comprehensive loss, net of tax	(998)	(2,092)	(4,119)
Comprehensive income (loss)	$13,029	$(1,287)	$19,851
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Shares			Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Common Stock				Treasury Stock	Total
Balances at January 1, 2011	40,925,619	4,008,963	$4,745	$132,132	$(12,373)	$(8,403)	$(18,013)	$98,088
Net income	—	—	—	—	23,970	—	—	23,970
Stock-based compensation and stock option exercises	214,919	—	20	930	—	—	—	950
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(3,097)	—	(3,097)
Foreign currency translation adjustment	—	—	—	—	—	(1,022)	—	(1,022)
Balances at December 31, 2011	41,140,538	4,008,963	4,765	133,062	11,597	(12,522)	(18,013)	118,889
Net income	—	—	—	—	805	—	—	805
Stock-based compensation and stock option exercises	189,000	—	18	1,459	—	—	—	1,477
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(4,329)	—	(4,329)
Foreign currency translation adjustment	—	—	—	—	—	2,237	—	2,237
Balances at December 31, 2012	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079
Net income	—	—	—	—	14,027	—	—	14,027
Stock-based compensation and stock option exercises	227,700	—	28	1,360	—	—	—	1,388
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(97)	—	(97)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	132		132
Foreign currency translation adjustment	—	—	—	—	—	(1,033)	—	(1,033)
Balances at December 31, 2013	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$14,027	$805	$23,970
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	11,418	8,889	8,231
Provision for doubtful accounts	37	1,604	392
Stock-based compensation expense	1,065	893	680
Deferred income taxes	4,239	1,441	(9,342)
Other, net	605	1,914	960
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,414)	(6,534)	(8,174)
Inventories	(3,639)	(3,690)	(2,803)
Prepaid expenses and other current assets	(2,717)	(741)	(522)
Accounts payable	(856)	4,265	(504)
Accrued expenses and other current liabilities	2,767	6,529	(5,564)
Income taxes payable	665	(735)	434
Other, net	(522)	237	130
Net cash provided by operating activities	17,675	14,877	7,888
Investing activities:
Capital expenditures	(18,392)	(9,286)	(6,450)
Acquisition of businesses, net of cash acquired of $1,185 in 2011	(16,695)	(12,540)	(4,073)
Proceeds from sale of assets	30	140	137
Net cash used in investing activities	(35,057)	(21,686)	(10,386)
Financing activities:
Payments on debt	(2,274)	(34,191)	(207)
Proceeds from issuance of debt	20,000	39,300	—
Debt issuance costs	(50)	(595)	—
Issuance of common stock	323	584	270
Net cash provided by financing activities	17,999	5,098	63
Effect of exchange rate changes on cash	(562)	372	(211)
Increase (decrease) in cash and cash equivalents	55	(1,339)	(2,646)
Cash and cash equivalents at beginning of year	33,185	34,524	37,170
Cash and cash equivalents at end of year	$33,240	$33,185	$34,524
Supplemental cash flow information:
Cash paid for interest	$1,104	$904	$713
Cash paid for income taxes, net of refunds received	$2,823	$4,063	$4,037
Non-cash investing and financing activities:
Issuance of notes payable related to acquisition of business	$5,801	$—	$5,050
Debt incurred for purchase of assets	$—	$1,444	$—
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) conduct business under two operating segments: 1) Technical Services and 2) Engineering & Project Solutions. Technical Services provides specialized technical services, including on-line, off-line, and other services. On-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services; and other services include smart shim services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, petroleum industry, which includes refineries and offshore drilling rigs (includes subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. The Engineering & Project Solutions operating segment, which includes Furmanite Technical Solutions (“FTS”), provides project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance, and plant asset management services, as well as certain other inspection and project management services. Customers include refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, substantially of which are in the Americas. Furmanite currently operates over 30 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Fairfield, California; Torrance, California; Lombard, Illinois; Hobart, Indiana; Louisville, Kentucky; Baton Rouge, Louisiana; Geismar, Louisiana; Gonzales, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Rock Hill, South Carolina; Beaumont, Texas; Corpus Christi, Texas; Houston, Texas; La Porte, Texas; Salt Lake City, Utah; Norfolk, Virgina; Kent, Washington and Parkersburg, West Virgina. The worldwide operations are further supported by offices currently located on six continents in Aruba, Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Norway, Singapore, Sweden and the United Kingdom (“U.K.”) and by licensee and agency arrangements which are based in Argentina, Belgium, Brazil, Egypt, Italy, Japan, Mexico, Peru, Qatar, Romania, Russia, Thailand, Turkey and the United Arab Emirates.
The Company’s common stock, no par value, trades on the New York Stock Exchange under the ticker symbol “FRM”.
The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. The following significant accounting policies are followed by the Company and its subsidiaries in the preparation of its consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation.
Cash and Cash Equivalents
Cash is generally invested in high credit quality and highly liquid short-term investments with original maturities of three months or less. Accordingly, uninvested cash in excess of requirements for operating purposes is kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had short-term investments with two financial institutions at December 31, 2013 that were not insured by the FDIC in the amount of $5.3 million. The Company has not experienced any losses on these investments. Cash in foreign bank accounts at December 31, 2013 and 2012 was $17.2 million and $15.4 million, respectively.
Accounts Receivable
The majority of accounts receivable are due from companies with petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-processing facilities. Credit is extended based on evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable outstanding longer than contractual payment terms are considered past due. The Company regularly evaluates and adjusts for doubtful accounts receivable based on a combination of write-off history, aging analysis and information available on specific accounts. The Company writes off accounts receivable when they become uncollectible. Any payments subsequently received on such receivables are credited to the allowance in the period the payment is received.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts for the years ended December 31, are as follows (in thousands):

	2013	2012	2011
Allowance for doubtful accounts at beginning of year	$1,648	$1,272	$1,497
Provisions for doubtful accounts	37	1,604	392
Currency adjustments	(5)	38	(26)
Write-offs, net of recoveries	(666)	(1,266)	(591)
Allowance for doubtful accounts at end of year	$1,014	$1,648	$1,272
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
Long-Lived Assets
Property, Plant and Equipment
The Company accounts for property, plant and equipment in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. In 2011, an impairment of $0.9 million was recorded related to a write down of certain assets in Germany based on the Company’s decision to discontinue providing certain services in that country. Except as set forth above, no other impairment of property, plant and equipment was recorded in 2011 and no impairment of property, plant and equipment was recorded during 2013 or 2012.
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
FASB ASC 350 requires a two-step process for testing goodwill impairment, however it permits an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined that,

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on a qualitative assessment, it is not more likely than not that the Company’s fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company has elected to bypass the qualitative assessment for all reporting units at December 31, 2013 and proceed directly to performing the first step of the goodwill impairment test. Under the first step of the two-step process, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of December 31, 2013, the Company has two reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Previously, the Company’s operating segments were based on its three geographic areas and, accordingly, the Company had three reporting units for purposes of testing goodwill impairment. As of December 31, 2013, all goodwill is associated with the Technical Services reporting unit. Accordingly, goodwill impairment testing is currently only applicable to this reporting unit. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for its Technical Services reporting unit, given the nature of the Company’s technical services business, and considering all geographic regions within this unit provide the same services with long term expectations of similar earnings percentages. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values for its Technical Services reporting unit and its Engineering & Project Solutions reporting unit (also calculated on a multiple of revenues basis) to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis.
Based on valuations performed by the Company at December 31, 2013 and 2012, no impairment was indicated. As of December 31, 2013 and 2012, goodwill totaled $15.5 million. As stated above, all goodwill is associated with the Technical Services operating segment.
At December 31, 2013 and 2012, $2.6 million and $2.9 million, respectively, of indefinite-lived intangible assets (primarily trade names) were included in intangible and other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $13.0 million and $8.4 million, respectively, were also included in intangible and other assets as of December 31, 2013 and 2012, with accumulated amortization of $4.5 million and $1.9 million, respectively. The increase in finite-lived intangible assets was primarily related to acquisition of businesses forming the Engineering & Project Solutions operating segment in 2013. Amortization expense for finite-lived intangible assets totaled $2.7 million, $1.3 million and $0.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360. In connection with a review in 2012, the Company recognized an impairment loss of $0.4 million in selling, general and administrative expense related to certain finite-lived assets which were determined to have no value following the termination of a contract.
Finite-lived intangible assets subject to amortization consisted of the following as of December 31, (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2013:
Customer contracts and relationships	$9,230	$(2,649)	$6,581
Non-compete agreements	2,313	(1,026)	1,287
Patents, licenses and other	1,416	(840)	576
Total finite-lived intangible assets	$12,959	$(4,515)	$8,444
2012:
Customer contracts and relationships	$4,949	$(709)	$4,240
Non-compete agreements	2,475	(634)	1,841
Patents, licenses and other	1,018	(511)	507
Total finite-lived intangible assets	$8,442	$(1,854)	$6,588

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2014	$2,566
2015	2,319
2016	1,985
2017	1,463
2018	111
Total	$8,444
The weighted average amortization period for intangible assets subject to amortization is approximately 3.6 years.
Revenue Recognition
Revenues are recorded in accordance with FASB ASC 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2013, 2012 or 2011.
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
Foreign Currency Translation
The Company translates the balance sheets of its foreign subsidiaries using year-end exchange rates and translates income statement amounts using the average exchange rates in effect during the year. Gains and losses resulting from the change in exchange rates from year to year are reported separately as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statements of income. The Company has no foreign subsidiaries subject to foreign exchange restrictions.
Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in any geographical area can be impacted by changes in currency exchange rates in any given year. Within the Company’s Technical Services segment, financial results in 2013 were unfavorably impacted in EMEA and Asia-Pacific as a result of currency exchange rate changes during the year. In 2012, the financial results were favorably impacted in EMEA but were partially offset by unfavorable impacts in Asia-Pacific as a result of currency exchange rate changes during the year. In 2011, the financial results were favorably impacted in Asia Pacific, EMEA and the Americas as a result of currency exchange rate changes during the year.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Defined Benefit Pension Plan
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined based on reference to yields. The compensation increase rate is based on historical experience. The expected return on plan assets is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
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
Exit or Disposal Cost Obligations
In 2009, 2010 and 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to strategically align its operating, selling, general and administrative costs to its operations. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
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
Recent Accounting Pronouncements
In July 2012, the FASB issued ASU 2012-2, Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. In this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is more likely than not that the indefinite-lived intangible asset is impaired, the entity is then required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. However, if an entity concludes otherwise, then no further action is required. The adoption of this guidance in the year ended December 31, 2013 did not have an impact on the Company’s consolidated financial statements. For 2013, the Company elected to bypass the option to assess qualitative factors and proceeded directly to the quantitative assessment.
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income (Topic 220): Reporting of Amounts Classified Out of Accumulated Other Comprehensive Income. This guidance is effective for fiscal years beginning after December 15, 2012. The update adds new disclosure requirements including the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The adoption of this guidance in the year ended December 31, 2013 did not have a material impact on the Company’s consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions
ENGlobal Engineering & Construction
On August 30, 2013, Furmanite America, Inc. (“Furmanite America”), a wholly owned subsidiary of the Parent Company, completed the acquisition of certain assets and the assumption of certain liabilities, all of which relate to operations in the Americas, of the Engineering and Construction segment of ENGlobal Corporation (“ENGlobal”) for a total consideration of approximately $18.8 million. In conjunction with the closing of the transaction, the Company’s FTS division was formed, which is included within the Company’s Engineering & Project Solutions segment. Assets purchased and liabilities assumed by Furmanite America include working capital assets and liabilities, property and equipment, intangible assets, and lease obligations. The purchase was made pursuant to an Asset Purchase Agreement (“APA”) dated July 15, 2013, with an amendment to the APA reducing the purchase price for the changes in the estimated net working capital balance and $0.5 million, and finalizing the terms and conditions of the transaction. On August 30, 2013, Furmanite America made a cash payment of approximately $15.8 million for the estimated acquired net working capital, net of reserves. The working capital payment is subject to adjustment, which was initially to be determined within 90 days from the close of the transaction, for any changes based upon the final balance sheet, however, under mutual agreement by the parties, the determination date has been extended. In addition, Furmanite America entered into a four year 4% interest per annum promissory note with ENGlobal in the principal amount of $3.0 million. In connection with the acquisition, the Company borrowed $20.0 million on its existing revolving credit facility, principally to fund the purchase of the acquired working capital, with the remaining funds to be available to cover any transitional short-term cash flow needs.

The following amounts represent the preliminary determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Accounts receivable [1]	$20,401
Prepayments and other current assets	562
Property and equipment	2,401
Intangible assets [2]	1,282
Deferred tax assets	1,318
Accounts payable	(161)
Accrued expenses and other current liabilities	(9,744)
Other non-current liabilities	(237)
Fair value of net assets acquired	15,822
Estimated receivable for working capital adjustment	2,968
Total purchase consideration	$18,790
____________________________
1     Accounts receivable amount is net of an estimate of a $0.4 million reserve for doubtful accounts.
2     Intangible assets are comprised of customer contracts.

For year ended December 31, 2013 the consolidated statements of income include operating revenues of $37.1 million attributable to the acquisition since the date of closing. Pre-tax losses attributable to this acquisition were approximately $2.3 million from the date of acquisition to December 31, 2013, including approximately $0.7 million of integration-related expenses.
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following amounts represent the final determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Inventory	$680
Property and equipment	2,799
Goodwill [1]	900
Intangible assets [2]	4,924
Accrued expenses	(41)
Fair value of net assets acquired	$9,262
______________________________

1	Goodwill, which relates to the Technical Services, consists of intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.

2	Intangible assets are primarily comprised of backlog, customer contracts, favorable lease terms and non-compete arrangements.
Self Leveling Machines, Inc. and Self Levelling Machines Pty. Ltd.
On February 23, 2011, Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Parent Company, entered into a Stock Purchase Agreement to acquire 100% of the outstanding stock of Self Leveling Machines, Inc. and a subsidiary of FWI entered into an Asset Purchase Agreement to acquire substantially all of the material operating and intangible assets of Self Levelling Machines Pty. Ltd. (collectively, “SLM”) for total consideration of $8.9 million, net of cash acquired of $1.2 million, of which approximately $4.7 million relates to the Americas and the balance relates to Asia-Pacific. SLM provides large scale on-site machining, which includes engineering, fabrication and execution of highly-specialized machining solutions for large-scale equipment or operations. FWI funded the cost of the acquisition with $5.0 million in cash and by issuing notes payable to the sellers’ equity holders for $5.1 million.
The following amounts represent the final determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Cash	$1,185
Accounts receivable	224
Prepaid expenses and other current assets	46
Property and equipment	5,124
Goodwill [1]	1,476
Intangible and other assets [2]	3,785
Accrued expenses and other current liabilities	(100)
Deferred tax liabilities	(1,690)
Fair value of net assets acquired	$10,050
______________________________

1	Goodwill, which relates to Technical Services, consists of intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.

2
Intangible assets, which relate to Technical Services, are primarily comprised of trademarks, patents and non-compete arrangements. Other assets consist of acquired interest in equity and cost method investments.

The FTS, HSC, and SLM acquisitions were not material to the Company’s financial position or results of operations, therefore, FTS, HSC, and SLM’s pro forma results would not have a material impact on the Company’s results had the acquisition occurred at the beginning of the current or previous year.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Earnings Per Share
Basic earnings per share (“EPS”) are calculated as net income divided by the weighted-average number of shares of common stock outstanding during the period, including restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared, if any, and undistributed earnings. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the periods presented, the amount of earnings allocated to the participating securities was not material. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock units when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock and restricted stock units, using the treasury stock method.
Basic and diluted weighted-average common shares outstanding and earnings per share include the following for the years ended December 31, (in thousands, except per share data):

	2013	2012	2011

Net income	$14,027	$805	$23,970

Basic weighted average common shares outstanding	37,422	37,266	37,034
Dilutive effect of common stock equivalents	208	228	262
Diluted weighted average common shares outstanding	37,630	37,494	37,296

Earnings per share:
Basic	$0.37	$0.02	$0.65
Diluted	$0.37	$0.02	$0.64
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	680	906	423
4. Inventories, net
Inventories consisted of the following at December 31, (in thousands):

	2013	2012
Raw materials and supplies	$27,165	$25,124
Work-in-process	10,010	8,449
Finished goods	231	116
Excess and obsolete reserve	(1,963)	(1,978)
Total inventories	$35,443	$31,711
Amounts expensed for excess and obsolete inventory were not significant for the years ended December 31, 2013 and 2011. For the year ended December 31, 2012, the Company recognized expense of $0.3 million in operating costs for excess and obsolete inventory.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Property and Equipment
Property and equipment consisted of the following at December 31, (in thousands):

	2013	2012
Land	$2,529	$2,561
Buildings	7,267	6,139
Machinery and equipment	73,708	69,244
Furnitures and fixtures	9,636	6,408
Vehicles	2,679	2,671
Other	3,783	3,396
Construction in progress	10,619	2,956
Total property and equipment	110,221	93,375
Less: accumulated depreciation and amortization	(54,874)	(51,132)
Net property and equipment	$55,347	$42,243
Depreciation and amortization expense of property and equipment for the years ended December 31, 2013, 2012 and 2011 was $8.7 million, $7.6 million and $7.6 million, respectively.
Vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2013	2012
Vehicle capital leases	$1,568	$1,575
Less: accumulated depreciation and amortization	(1,542)	(1,527)
Net equipment acquired under capital leases	$26	$48
6. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following at December 31, (in thousands):

	2013	2012
Compensation and benefits¹	$26,557	$16,609
Estimated potential uninsured liability claims	1,934	1,934
Value added tax payable	1,622	1,284
Taxes other than income	1,621	1,346
Professional, audit and legal fees	1,451	1,508
Customer deposits	1,370	795
Leases	1,478	568
Other employee related expenses	373	222
Interest	141	24
Other[2]	1,765	1,438
Total accrued expenses and other current liabilities	$38,312	$25,728
______________________________

1	Includes restructuring accruals of $0.3 million and $2.0 million as of December 31, 2013 and 2012, respectively.

2	Includes restructuring accruals of $0.1 million and $0.1 million as of December 31, 2013 and 2012, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Restructuring
The Company committed to certain cost reductions in 2009, 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2009 Cost Reduction Initiative
The Company committed to a cost reduction initiative in 2009 (the “2009 Cost Reduction Initiative”). The total costs incurred related to the 2009 Cost Reduction Initiative, which was completed in the year ended December 31, 2011, were approximately $3.4 million. There was minimal restructuring activity during the twelve months ended December 31, 2011 related to this initiative and no activity related to this initiative during the twelve months ended December 31, 2013 and 2012.
2010 Cost Reduction Initiative
In 2010, the Company committed to an additional cost reduction initiative (the “2010 Cost Reduction Initiative”) primarily related to the restructuring of certain functions within the Company’s EMEA operations in order to improve the operational and administrative efficiency of its EMEA operations. As of December 31, 2013, the Company has substantially completed the 2010 Cost Reduction initiative, with total costs incurred of approximately $4.0 million. Future cash payments of approximately $0.4 million are expected in connection with this initiative. No restructuring costs were incurred during the twelve months ended December 31, 2013. For the twelve months ended December 31, 2011, restructuring costs incurred of $0.2 million are included in operating costs. For each of the twelve months ended December 31, 2012 and 2011, restructuring costs incurred of $0.2 million are included selling, general and administrative expenses.
2012 Cost Reduction Initiative
In 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. As of December 31, 2013, the Company has substantially completed the 2012 Cost Reduction Initiative, with total restructuring costs incurred of approximately $3.3 million, which primarily relates to one-time termination benefits. Future cash payments in connection with this initiative are expected to be insignificant. For the year ended December 31, 2013, a reduction to restructuring costs of $0.1 million is included in operating costs. For the year ended December 31, 2012, restructuring costs of $2.3 million and $1.1 million are included in operating costs and selling, general and administrative expenses, respectively.
Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.
Restructuring costs associated with the cost reduction initiatives for the years ended December 31, consisted of the following (in thousands), all of which were associated with the EMEA region in the Technical Services segment:

	2013	2012	2011
Severance and benefit costs	$(91)	$3,102	$291
Lease termination costs	—	136	11
Other restructuring costs	—	339	64
Total	$(91)	$3,577	$366

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2013, is as follows (in thousands):

	Reserve at December 31, 2012	Charges (Adjustments)	Cash payments	Foreign currency adjustments	Reserve at December 31, 2013
2010 Initiative
Severance and benefit costs	436	—	(113)	7	330
Lease termination costs	24	—	(1)	1	24
Other restructuring costs	19	—	(18)	—	1
2012 Initiative
Severance and benefit costs	1,533	(91)	(1,421)	(19)	2
Lease termination costs	76	—	(42)	—	34
Other restructuring costs	33	—	(33)	—	—
Total	$2,121	$(91)	$(1,628)	$(11)	$391
The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2012, is as follows (in thousands):

	Reserve at December 31, 2011	Charges (Adjustments)	Cash payments	Foreign currency adjustments	Reserve at December 31, 2012
2010 Initiative
Severance and benefit costs	$353	$195	$(121)	$9	$436
Lease termination costs	259	—	(235)	—	24
Other restructuring costs	98	31	(111)	1	19
2012 Initiative
Severance and benefit costs	—	2,907	(1,390)	16	1,533
Lease termination costs	—	136	(62)	2	76
Other restructuring costs	—	308	(276)	1	33
Total	$710	$3,577	$(2,195)	$29	$2,121
Total workforce reductions in which severance costs were incurred related to the 2009, 2010, and 2012 cost reduction initiatives included terminations for 246 employees, which include reductions of 31 employees in the Americas, 214 employees in EMEA, and one employee in Asia-Pacific, all of which were in the Technical Services segment.
8. Long-Term Debt
Long-term debt is summarized as follows at December 31, (in thousands):

	2013	2012
Borrowings under the revolving credit facility (the “Credit Agreement”)	$59,300	$39,300
Capital leases	23	45
Notes payable	5,801	1,010
Other debt	183	1,444
Total long-term debt	65,307	41,799
Less current portion of long-term debt	(2,111)	(2,190)
Total long-term debt, non-current	$63,196	$39,609

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
On March 5, 2012, certain foreign subsidiaries of FWI (the “foreign subsidiary designated borrowers”) and FWI entered into a credit agreement with a banking syndicate led by JPMorgan Chase Bank, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement matures on February 28, 2017. On August 27, 2013, FWI and the foreign subsidiary designated borrowers entered into an Amendment (“the Amendment”) to the Credit Agreement. The Amendment includes several modifications, including increasing the revolving credit facility from $75.0 million to $100.0 million and increasing the portion of the amount available for swing line loans to FWI from $7.5 million to $10.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.
The proceeds from the initial borrowing on the Credit Agreement were $30.0 million and were used to repay the amounts outstanding under a previous credit agreement, which was scheduled to mature in January 2013, at which time the previous credit agreement was terminated by the Company. Letters of credit issued under the previous credit agreement were replaced with similar letters of credit under the new Credit Agreement. There were no material circumstances surrounding the termination of the previous credit agreement and no material early termination penalties were incurred by the Company.
On June 29, 2012, FWI borrowed an additional $9.3 million under its Credit Agreement to fund the purchase of HSC. On August 30, 2013, FWI borrowed an additional $20.0 million under its Credit Agreement principally to fund the purchase of the acquired working capital associated with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, with the remaining funds to be available to cover any transitional short-term cash flow needs. As of December 31, 2013 and 2012, $59.3 million and $39.3 million, respectively, was outstanding under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at December 31, 2013. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 12 for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at December 31, 2013), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $194.2 million as of December 31, 2013). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable, plus net inventory, plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At December 31, 2013, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at December 31, 2013.
Notes Payable and Other Debt
On February 23, 2011, in connection with the acquisition of SLM, the Company issued $5.1 million ($2.9 million denominated in U.S. dollars and $2.2 million denominated in Australian dollars) of notes (the “SLM Notes”), payable in installments, through February 23, 2013. All obligations under the Notes are secured by a first priority lien on the assets acquired in the acquisition.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon full settlement of the SLM Notes in February 2013 and resultant release of the lien by the sellers’ equity holders, the acquired assets became assets secured under the Credit Agreement. At December 31, 2012, $1.0 million was outstanding under the SLM Notes. The SLM Notes bore interest at a fixed rate of 2.5% per annum.
In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. At December 31, 2013, $0.2 million remained outstanding, which is payable in installments of $0.1 million in both 2014 and 2015. As of December 31, 2012, $1.4 million was outstanding.
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
On August 30, 2013, in connection with the acquisition of the assets of the ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and will be paid in four equal annual installments of approximately $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.
At December 31, 2013, debt maturities on consolidated debt were as follows (in thousands):

2014	$2,097
2015	1,334
2016	1,249
2017	60,604
2018	—
Total long-term debt	$65,284
Capital leases	23
Total long-term debt and capital lease	$65,307
9. Retirement Plans
The Company has a defined contribution plan which covers substantially all eligible domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $1.7 million, $1.4 million and $1.3 million for 2013, 2012 and 2011, respectively.
Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its U.K. employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents less than three percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedules of net periodic pension cost and changes in benefit obligation and plan assets include combined amounts from the two plans, while all other assumption, detail and narrative information relates solely to the U.K. Plan.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. Generally, the employee contributes 6.5% to 12.0% and the employer contributes up to 12.0% of pay. In accordance with plan amendments in 2013, accruals for future benefits under the U.K. Plan have ceased effective November 1, 2013, with the affected employees transitioning to the subsidiary’s defined contribution plan. As a result, the Company incurred a curtailment loss of $0.3 million that was recognized as part of net pension cost during the year ended December 31, 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2013. Estimated defined benefit pension plan contributions for 2014 are expected to be approximately $1.7 million. The Company expects future plan contributions will increase by approximately 3% per year, in accordance with certain funding commitments.
Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 4.6%. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 6.2% for 2014 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost included the following components for the years ended December 31, (in thousands):

	2013	2012	2011
Net periodic pension cost:
Service cost	$778	$1,032	$886
Interest cost	3,482	3,588	3,842
Expected return on plan assets	(3,555)	(3,174)	(3,744)
Amortization of prior service credit	(96)	(97)	(98)
Amortization of net actuarial loss	1,350	941	652
Curtailment loss	317	—	—
Net periodic pension cost	$2,276	$2,290	$1,538
The weighted average assumptions used to determine benefit obligations at December 31, are as follows:

	2013	2012
Discount rate	4.6%	4.3%
Rate of compensation increase[1]	Not applicable	2.7%
Inflation	3.3%	2.7%
______________________________

[1]	Not applicable at December 31, 2013 due to plan curtailment.
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2013	2012
Discount rate	4.3%	5.0%
Expected long-term return on plan assets	5.7%	5.3%
Rate of compensation increase	2.7%	3.4%
Inflation	2.7%	2.9%
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on plan assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.6% for equities and 4.1% for bonds.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, (in thousands):

	2013	2012
Projected benefit obligation:
Beginning of year	$85,058	$72,499
Service cost	778	1,032
Interest cost	3,482	3,588
Participants’ contributions	194	229
Actuarial loss (gain)	2,211	6,973
Benefits paid	(3,468)	(2,700)
Curtailment loss	618	—
Foreign currency translation adjustment and other	1,572	3,437
End of year	90,445	85,058
Fair value of plan assets:
Beginning of year	66,522	60,125
Actual gain on plan assets	5,980	4,716
Employer contributions	2,227	1,431
Participants’ contributions	194	229
Benefits paid	(3,468)	(2,700)
Foreign currency translation adjustment	1,085	2,721
End of year	72,540	66,522
Excess projected obligation under (over) fair value of plan assets at end of year	$(17,905)	$(18,536)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$21,524	$22,565
Prior service cost (credit)	—	(377)
Net amount recognized in accumulated other comprehensive loss	$21,524	$22,188
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $0.5 million for the defined pension plan.
The accumulated benefit obligation for the U.K. Plan was $87.8 million and $78.7 million at December 31, 2013 and 2012, respectively. The U.K. Plan has had no new participants added since the plan was frozen in 1994. Additionally, as noted above, accruals for future benefits under the plan ceased effective November 1, 2013.
At December 31, 2013, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2014	$3,377
2015	3,422
2016	3,675
2017	3,947
2018	4,041
2019-2023	25,161
Total	$43,623

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
2013:
Cash	$555	$555	$—	$—
Equity securities:
U.K. equity (b)	14,533	—	14,533	—
U.S. equity index (c)	3,596	—	3,596	—
European equity index (d)	3,677	—	—	3,677
Pacific rim equity index (e)	2,476	—	—	2,476
Japanese equity index (f)	2,254	—	—	2,254
Emerging markets equity index (g)	2,087	—	—	2,087
Diversified growth fund (h)	14,357	—	—	14,357
Fixed income securities:
Corporate bonds (i)	13,592	—	—	13,592
U.K. government fixed income securities (j)	2,694	—	2,694	—
U.K. government index-linked securities (k)	10,694	—	10,694	—
Total as of December 31, 2013	$70,515	$555	$31,517	$38,443

2012:
Cash	$232	$232	$—	$—
Equity securities:
U.K. equity (b)	13,281	—	13,281	—
U.S. equity index (c)	3,308	—	3,308	—
European equity index (d)	3,480	—	—	3,480
Pacific rim equity index (e)	2,698	—	—	2,698
Japanese equity index (f)	1,976	—	—	1,976
Emerging markets equity index (g)	1,689	—	—	1,689
Diversified growth fund (h)	12,057	—	—	12,057
Fixed income securities:
Corporate bonds (i)	12,709	—	—	12,709
U.K. government fixed income securities (j)	2,557	—	2,557	—
U.K. government index-linked securities (k)	10,794	—	10,794	—
Total as of December 31, 2012	$64,781	$232	$29,940	$34,609
______________________________

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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

i)
This category includes investment grade corporate bonds denominated in British pound sterling and aims to achieve a return consistent with the iBoxx £ Non-Gilts Over 15 Years Index. This index consists of bonds with a maturity period of 15 years or longer.

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

The following table sets forth a summary of changes in the fair value of the Level 3 assets for the year ended December 31, 2013:

Balance at December 31, 2012	$34,609
Transfers in	—
Purchases	2,564
Sales	(1,765)
Gain (loss)	2,211
Foreign currency adjustments	824
Balance at December 31, 2013	$38,443
There were no transfers related to the Company’s Level 3 assets during the years ended December 31, 2013 or 2012.
Investment objectives for the U.K. Plan, as of December 31, 2013, are to:

•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class
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
The following table sets forth the weighted average asset allocation and target asset allocations for the years ended December 31, by asset category, as of the measurement dates of the plan:

	Asset Allocations		Target Asset Allocations
	2013	2012	2013	2012
Equity securities	60.9%	59.6%	40.0%	40.0%
Debt securities	38.3%	40.4%	40.0%	40.0%
Other[1]	0.8%	—%	20.0%	20.0%
Total	100.0%	100.0%	100.0%	100.0%
______________________________

[1]	Allocated to an actively managed absolute return fund which holds a combination of equity and debt securities

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Series B Preferred Stock
On April 15, 2008, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 2008. These Rights are substantially similar to, and were issued in replacement of, the rights that expired on April 19, 2008, pursuant to the Company’s then existing Stockholders Rights Plan. Pursuant to the replacement Stockholders Rights Plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $48, subject to adjustment. The Rights will not become transferable from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which expire on April 19, 2018, are redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. As of December 31, 2013 and 2012, there were 400,000 Series B Preferred Shares authorized and none were outstanding.
Equity Compensation Plans
The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. The options granted under these plans and agreements generally vest over periods of up to five years and expire between five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The equity compensation plan has 8,100,000 shares authorized and 2,530,065 shares were available for additional issuance at December 31, 2013.
For the years ended December 31, 2013, 2012 and 2011, total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangements was $1.1 million, $0.9 million and $0.7 million, respectively. The expense for the twelve months ended December 31, 2012 includes $0.1 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors. The total tax benefit related to stock options and restricted stock recognized in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $0.4 million, and $0.5 million, respectively. The unrecognized excess tax benefit related to the disposition of stock options and vesting of restricted stock was $0.3 million for the year ended December 31, 2013, and was less than $0.1 million and approximately $0.4 million for the years ended December 31, 2012 and 2011, respectively, as described further in Note 13.
Stock Options
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
The weighted-average estimated value of employee stock options granted in 2013, 2012 and 2011 were estimated using the Black-Scholes model with the following weighted average assumptions:

	2013	2012	2011
Expected volatility	61.4% to 62.7%	61.1% to 61.8%	58.9% to 59.8%
Risk-free interest rate	1.0% to 2.1%	0.9% to 1.1%	1.4% to 2.7%
Expected dividends	0%	0%	0%
Expected term in years	6.0 to 6.3	6.0 to 6.3	6.5 years

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company granted options to purchase 524,463, 904,158 and 115,000 shares of its common stock during 2013, 2012 and 2011, respectively, that generally vest annually over three to five years. Of the stock options granted in 2012, vesting of 801,658 of these options is subject to achieving certain performance conditions. As the performance criteria under the plan have not been met through December 31, 2013, 66.7% of these performance-based options have been forfeited. All options were granted at prices equal to the market price at the date of grant. The weighted average fair value of options granted during 2013, 2012 and 2011 was $7.40, $2.63 and $3.95 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.
The changes in stock options outstanding for the Company’s plan for the year ended December 31, 2013 were as follows:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000’s)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2012	1,262,938	$4.82
Granted	524,463	$7.40
Exercised	(243,200)	$5.17
Forfeited or expired	(333,992)	$4.98
Outstanding at December 31, 2013	1,210,209	$5.82	5,808	7.7
Fully vested and expected to vest at December 31, 2013	1,118,643	$5.78	5,415	7.6
Exercisable at December 31, 2013	294,550	$4.26	1,872	4.7
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $1.1 million, $0.2 million and $0.7 million, respectively. As of December 31, 2013, the total unrecognized compensation expense related to stock options was $2.6 million. The total unrecognized compensation expense related to stock options will be recognized over a weighted average period of 2.4 years.
Cash received from option exercises under the stock option plans for the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.6 million and $0.3 million, respectively.
Restricted Stock and Restricted Stock Units
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
During 2011, the Company granted 30,000 shares of restricted stock to three of its directors at a grant date fair value of $7.08 per share and 10,000 shares of restricted stock to one of its directors at a grant date fair value of $6.89 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The Company also granted 95,841 restricted stock units at a grant date fair value of $7.46 per share that vest over eight years subject to achieving certain performance conditions. The fair value of the restricted stock issued in 2011 was determined based on the Company’s closing stock price on the date of grant, and totaled $1.0 million. As the performance criteria under the plan have not been met through December 31, 2013, 50% of the performance-based restricted stock units have been forfeited.
During 2012, the Company granted 40,000 shares of restricted stock to its directors at a grant date fair value of $6.99 per share that cliff vest at the end of three years, or immediately upon retirement, and may not be sold until they cease to be a director of the Company. The Company also granted 154,721 restricted stock units to certain employees at a grant date fair value of $6.99 per share that vest over three years and 402,469 restricted stock units at a grant date fair value of $4.63 per share that vest over three years subject to achieving certain performance conditions. The fair value of the restricted stock issued in 2012 was determined based on the Company’s closing stock price on the date of grant, and totaled $3.2 million. As the performance criteria under the plan have not been met through December 31, 2013, 66.7% of the performance-based restricted stock units have been forfeited.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company granted 30,000 shares of restricted stock to its directors at a grant date fair value of $6.05 per share that cliff vest at the end of three years, or immediately upon retirement, and may not be sold until they cease to be a director of the Company. The Company also granted 512,352 restricted stock units at a weighted average grant date fair value of $7.04 per share that vest over three years subject to achieving certain performance conditions. The fair value of the restricted stock issued in 2013 was determined based on the Company’s closing stock price on the date of grant, and totaled $3.8 million. As the performance criteria under the plan have not been met through December 31, 2013, 33.3% of the performance-based restricted stock units have been forfeited.
A summary of the status of the Company’s nonvested restricted stock and restricted stock units for the year ended December 31, 2013, is as follows:

Restricted Stock and Restricted Stock Units	Shares / Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	549,318	$5.86
Granted	542,352	$6.99
Vested	(86,403)	$5.54
Forfeited	(340,192)	$6.08
Nonvested at December 31, 2013	665,075	$6.59
At December 31, 2013, total unrecognized compensation expense related to non-vested restricted stock of approximately $3.2 million is expected to be recognized over the weighted-average period of 2.1 years. The aggregate fair value of restricted stock vested during the periods ended December 31, 2013, 2012, and 2011 was $0.5 million, $0.4 million, and $0.9 million, respectively.
11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	December 31, 2013	December 31, 2012
Net actuarial loss and prior service credit	$(21,524)	$(22,188)
Less: deferred tax benefit	4,574	5,335
Net of tax	(16,950)	(16,853)
Change in fair value of interest rate swap	220	—
Less: deferred tax liability	(88)	—
Net of tax	132	—
Foreign currency translation adjustment	1,206	2,239
Total accumulated other comprehensive loss	$(15,612)	$(14,614)

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in accumulated other comprehensive income (loss) by component in the consolidated statements of comprehensive income (loss) include the following for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Items	Accumulated Other Comprehensive Loss
Year Ended December 31, 2013
Beginning balance, net	$(16,853)	$—	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	(876)	132	(1,033)	(1,777)
Amounts reclassified from accumulated other comprehensive income2 3	779	—	—	779
Net other comprehensive income (loss)	(97)	132	(1,033)	(998)
Ending balance, net	$(16,950)	$132	$1,206	$(15,612)

Year Ended December 31, 2012
Beginning balance, net	$(12,524)	$—	$2	$(12,522)
Other comprehensive income (loss) before reclassifications[1]	(4,965)	—	2,237	(2,728)
Amounts reclassified from accumulated other comprehensive income[2] [3]	636	—	—	636
Net other comprehensive income (loss)	(4,329)	—	2,237	(2,092)
Ending balance, net	$(16,853)	$—	$2,239	$(14,614)

Year Ended December 31, 2011
Beginning balance, net	$(9,427)	$—	$1,024	$(8,403)
Other comprehensive income (loss) before reclassifications[1]	(3,513)	—	(1,022)	(4,535)
Amounts reclassified from accumulated other comprehensive income[2] [3]	416	—	—	416
Net other comprehensive loss	(3,097)	—	(1,022)	(4,119)
Ending balance, net	$(12,524)	$—	$2	$(12,522)
____________________________

1
Net of tax expense (benefit) of $0.8 million, $(1.1) million, and $(0.7) million for the years ended December 31, 2013, 2012, and 2011 for the defined benefit pension plans. Net of tax expense of $0.1 million for the year ended December 31, 2013 for the interest rate swap.

2	Net of tax expense of $0.2 million, $0.2 million, and $0.1 million for defined benefit pension plans for the years ended December 31, 2013, 2012, and 2011.

3
Reclassification adjustments out of accumulated comprehensive income for amortization of prior service cost are included in the computation of net periodic pension cost. See Note 9 for additional details.

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
The following table summarizes the terms of the interest rate swap outstanding at December 31, 2013 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	April 29, 2014	February 28, 2017	0.75%	1 Month LIBOR	$39,300
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheet as of December 31, 2013 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2013		December 31, 2013
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	220	Other liabilities	—
Total			$220		$—
See Note 17 for additional information on the fair value of the Company’s interest rate swap. The Company had no outstanding derivative instruments at December 31, 2012.
The Company has concluded that the hedging relationship for the interest rate swap is highly effective. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income (loss) and will be subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings and included in interest income and other income (expense) on the consolidated statements of income.
Amounts reported in other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At December 31, 2013, the Company estimates that approximately $0.1 million will be reclassified from other comprehensive income (loss) as an increase to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (loss) for the years ended December 31, (in thousands):

	2013	2012	2011
Amount of income recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$132	$—	$—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	—	—	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

13. Income Taxes
Income (loss) before income tax (expense) benefit is comprised of the following components for the years ended December 31, (in thousands):

	2013	2012	2011
Domestic operations	$15,402	$7,565	$12,156
Foreign operations	7,441	(1,395)	7,152
Income before income taxes	$22,843	$6,170	$19,308
Income tax (expense) benefit is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2013:
Current	$(325)	$(3,004)	$(1,248)	$(4,577)
Deferred	(4,630)	259	132	(4,239)
Total income tax expense	$(4,955)	$(2,745)	$(1,116)	$(8,816)
2012:
Current	$(170)	$(2,995)	$(759)	$(3,924)
Deferred	(2,386)	1,090	(145)	(1,441)
Total income tax expense	$(2,556)	$(1,905)	$(904)	$(5,365)
2011:
Current	$(160)	$(3,660)	$(860)	$(4,680)
Deferred	8,874	161	307	9,342
Total income tax benefit (expense)	$8,714	$(3,499)	$(553)	$4,662
The differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, are as follows (in thousands):

	2013	2012	2011
Expected tax expense at the statutory federal rate of 35%	$(7,995)	$(2,160)	$(6,758)
(Increase) decrease in taxes resulting from:
Change in valuation allowance	(726)	(2,422)	14,026
State income taxes, net	(810)	(588)	(1,022)
Foreign tax rate differences	828	374	(415)
Non-deductible expenses	(351)	(316)	(131)
Stock-based compensation and other	238	(253)	(1,038)
Total income tax (expense) benefit	(8,816)	(5,365)	4,662
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
At December 31, 2013, the Company had available domestic alternative minimum tax credit carryforwards of $1.9 million, which can be carried forward indefinitely. At December 31, 2013, the Company had foreign net operating loss carryforwards of $33.2

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million, of which approximately $23.2 million can be carried forward indefinitely, $0.1 million expires in 2016, $1.2 million expires in 2018, $3.8 million expires in 2019, $0.5 million expires in 2020, $2.2 million expires in 2021, $1.6 million expires in 2022, and $0.6 million expires in 2033.
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance is established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2013 and 2012, the Company’s valuation allowance was $9.3 million and $8.5 million, respectively. At the end of 2011, based on the Company’s assessment of future taxable income, it was determined that the net deferred tax assets in the United States were expected to be realized and accordingly the valuation allowance on federal deferred tax assets was reversed. This reversal of the valuation allowance, net of the utilization of domestic net operating losses and other related deferred tax changes of approximately $6.3 million during 2011, resulted in a deferred tax benefit of approximately $7.7 million which was recognized in 2011. The net deferred tax assets at December 31, 2012 and 2011 relate to U.S. federal and state, and foreign tax items.
The Company recognizes the excess income tax benefit associated with certain stock compensation deductions when such deductions produce a reduction in the Company’s current tax liability. Accordingly, the Company did not recognize the excess benefit of the tax deductions upon the exercise of stock options or vesting of restricted stock in any of the years ended December 31, 2013, 2012 or 2011. The excess tax benefit will be recorded in future periods when the Company realizes a reduction to income taxes payable.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2013	2012
Deferred tax assets:
Federal net operating loss carryforwards	$—	$2,322
Alternative minimum tax credit carryforwards	86	3,225
State net operating loss carryforwards	605	586
Accrued expenses	4,509	3,346
Foreign subsidiaries, primarily NOLs, pension and accrued expenses	15,340	15,270
Other	1,858	1,066
Total gross deferred tax assets	22,398	25,815
Deferred tax liabilities:
Property and equipment and other long-term assets	(4,850)	(5,028)
Foreign deferred tax liabilities, primarily property and equipment	(400)	(543)
Net deferred tax asset before valuation allowance	17,148	20,244
Less valuation allowance	(9,258)	(8,531)
Net deferred tax asset	$7,890	$11,713
Current net deferred tax assets of $8.7 million and $7.6 million and long-term net deferred tax assets of $4.3 million and $5.3 million were recorded at December 31, 2013 and 2012, respectively. Long-term deferred tax liabilities of $5.1 million and $1.2 million were recorded at December 31, 2013 and 2012, respectively. In 2013 and 2012, deferred tax expense (benefit) of $0.8 million and $(1.1) million, respectively, related to changes in pension net actuarial loss and prior service credit as well as an unrealized gain on an interest rate swap were recorded in other comprehensive income.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the change in the unrecognized tax benefits for the years December 31, is as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$1,149	$1,053	$803
Additions based on tax positions	398	381	447
Reductions due to lapses of statutes of limitations	(408)	(285)	(197)
Balance at end of year	$1,139	$1,149	$1,053
Unrecognized tax benefits at December 31, 2013, 2012 and 2011 were $1.1 million for uncertain tax positions, related primarily to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized. The Company incurred no significant interest or penalties for any of the years ended December 31, 2013, 2012 or 2011.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2010 and subsequent years remain subject to examination. Additionally, NOLs originating in years prior to 2010 could be subject to examination to the extent of the loss carryforwards. All material foreign income tax matters have been concluded for years through 2007. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. At this time, it is not practicable to determine the unrecognized deferred tax liability related to these undistributed earnings. The types of events that could trigger U.S. taxes on these undistributed earnings include a repatriation of cash held by foreign subsidiaries, certain foreign corporate restructuring or reorganizations, a decision to exit a particular business or jurisdiction leading to a sale of stock to a third party, and anticipated unfavorable tax law changes that would result in higher taxes on repatriations that occur after the change in law goes into effect.
14. Commitments and Contingencies
The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases, including short-term leases, was $24.6 million, $17.6 million and $18.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
At December 31, 2013, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2014	$16	$13,030
2015	11	10,762
2016	—	8,729
2017	—	5,578
2018	—	2,632
Thereafter	—	3,388
Total minimum lease payments	$27	$44,119
Less amounts representing interest	(4)
Present value of future minimum lease payments	$23
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of both December 31,

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2013 and 2012. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility. In March 2014, the customer’s claims against the former employee were dismissed and the Court granted partial summary judgment in favor of Furmanite America, Inc. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages.
While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both December 31, 2013 and 2012. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
15. Business Segment Data and Geographical Information
An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Previously, for financial reporting purposes, the Company reported three segments based on the Company’s three geographical areas: the Americas, EMEA and Asia-Pacific. As a result of a business acquisition in 2013, the Company has determined that, for financial reporting purposes, it now operates in two segments that are based on its product and service offerings: 1) Technical Services and 2) Engineering & Project Solutions. Segment results for prior periods have been restated to conform to the current-period presentation. For 2012 and 2011, all results (excluding Corporate) are reportable under the Technical Services segment.
Included in its Technical Services segment are the specialized technical services the Company provides to a global customer base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation, and other flow-process industries. Included in its Engineering & Project Solutions segment are professional engineering, construction management, and plant asset management services. These services are provided to customers such as refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, primarily in the Americas.
The Company evaluates performance based on the operating income (loss) from each segment which excludes interest income and other income (expense), interest expense, and income tax expense (benefit), which are not allocated to the segments. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment revenues are recorded at cost plus a profit margin. All transactions and balances between segments are eliminated in consolidation.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the financial information of the Company’s reportable segments as of and for the years ended December 31, 2013, 2012 and 2011 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate	Reconciling Items	Total
Year ended December 31, 2013:
Revenues from external customers [1]	$368,587	$58,707	$—	$—	$427,294
Intersegment revenues [2]	—	7	—	(7)	—
Operating income (loss) [3] [4]	43,822	(2,003)	(17,019)	—	24,800
Depreciation and amortization	9,723	1,108	587	—	11,418
Total assets [5] [6]	228,227	38,913	18,027	—	285,167
Capital expenditures	16,636	1,059	697	—	18,392

Year ended December 31, 2012:
Revenues from external customers [1]	$326,492	$—	$—	$—	$326,492
Intersegment revenues [2]	—	—	—	—	—
Operating income (loss) [3] [4]	25,185	—	(17,673)	—	7,512
Depreciation and amortization	8,249	—	640	—	8,889
Total assets 5 6	211,693	—	19,935	—	231,628
Capital expenditures	7,984	—	1,302	—	9,286

Year ended December 31, 2011:
Revenues from external customers [1]	$316,207	$—	$—	$—	$316,207
Intersegment revenues [2]	—	—	—	—	—
Operating income (loss) [3] [4]	34,073	—	(13,622)	—	20,451
Depreciation and amortization	7,683	—	548	—	8,231
Total assets [5] [6]	180,550	—	26,682	—	207,232
Capital expenditures	6,074	—	376	—	6,450
______________________________

1
Included in both Technical Services and Engineering & Project Solutions are U.S. revenues of $285.5 million, $178.6 million and $151.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in Technical Services above are U.K. revenues of $60.2 million, $57.2 million and $58.7 million for the year ended December 31, 2013, 2012 and 2011, respectively.

2	Reconciling Items represent eliminations or reversals of transactions between reportable segments.

3
Corporate represent certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

4
Includes approximately $0.7 million of integration-related expenses within Engineering & Project Solutions for the year ended December 31, 2013. Includes restructuring charges of $(0.1) million, $3.6 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, all related to Technical Services. Includes corporate headquarter relocation charges of $1.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. Includes impairment charges of $0.4 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively, all related to Technical Services.

5	Included above are U.S. total assets of $189.8 million, $136.8 million and $112.2 million as of December 31, 2013, 2012 and 2011, respectively.

6	All Goodwill is assigned to the Technical Services segment.
The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location at December 31, (in thousands):

	2013	2012
United States	$51,646	$33,563
United Kingdom	5,172	5,500
All other	9,228	11,558
Total long-lived assets	$66,046	$50,621

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Significant Customers
No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.
17. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820-10, Fair Value Measurements and Disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820-10 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

•
Level 3 — Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of December 31, 2013. There were no such amounts at December 31, 2012.

	Fair Value	Level 1	Level 2	Level 3
Interest rate swap asset	$220	$—	$220	$—
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2013 and 2012 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair value of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
There were no transfers between Levels of the fair value hierarchy during the years ended December 31, 2013 or 2012.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear power stations, conventional power stations, pulp and paper mills, food and beverage processing plants, and other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at December 31, 2013, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Financial Data (Unaudited)
Quarterly operating results for 2013 and 2012 are summarized as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2013:
Revenues	$89,038	$108,376	$99,523	$130,357
Operating income[1]	$4,078	$11,624	$4,447	$4,651
Net income[1]	$2,564	$6,761	$2,120	$2,582
Earnings per common share:
Basic	$0.07	$0.18	$0.06	$0.07
Diluted	$0.07	$0.18	$0.06	$0.07
2012:
Revenues	$71,782	$85,928	$75,579	$93,203
Operating income (loss)2 3	$(751)	$4,803	$(728)	$4,188
Net income (loss)3 4	$(830)	$1,844	$(1,280)	$1,071
Earnings (loss) per common share:
Basic	$(0.02)	$0.05	$(0.03)	$0.03
Diluted	$(0.02)	$0.05	$(0.03)	$0.03
______________________________

1	Operating income and net income for the quarter ended December 31, 2013 includes a reduction in restructuring charges of $0.1 million.

2
Operating income (loss) for the quarters ended in 2012 includes restructuring charges of nil, $0.7 million, $0.1 million and $2.8 million, respectively, and corporate headquarter relocation charges of $0.8 million, $0.7 million, $0.1 million, and nil, respectively.

3
Operating income and net income for the quarter ended December 31, 2012 include an impairment charge of $0.4 million and $0.2 million, respectively, related to a write down of certain intangible assets in the Americas.

4
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
Date: March 7, 2014
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ CHARLES R. COX	Chief Executive Officer and Chairman (Principal Executive Officer)	March 7, 2014
CHARLES R. COX

/s/ ROBERT S. MUFF	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
ROBERT S. MUFF

/s/ SANGWOO AHN	Director	March 7, 2014
SANGWOO AHN

/s/ KEVIN R. JOST	Director	March 7, 2014
KEVIN R. JOST

/s/ RALPH PATITUCCI	Director	March 7, 2014
RALPH PATITUCCI