Form 10-Q
period 2014-03-31
FURMANITE CORP
filed 2014-05-05
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 37,606,661 shares of the registrant’s common stock outstanding as of April 30, 2014.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4
Consolidated Statements of Income for the Three Months Ended March 31, 2014 and 2013 (unaudited)	5
Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013 (unaudited)	6
Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2014 (unaudited) and for the Year Ended December 31, 2013	7
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31

PART II. Other Information
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 6. Exhibits	33
Signature	34

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including, but not limited to, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about itself and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted, including, without limitation, the risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. One is cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,807	$33,240
Accounts receivable, trade (net of allowance for doubtful accounts of $985 and $1,014 as of March 31, 2014 and December 31, 2013, respectively)	106,892	106,853
Inventories:
Raw materials and supplies	24,933	25,202
Work-in-process	14,303	10,010
Finished goods	214	231
Deferred tax assets, current	8,718	8,665
Prepaid expenses and other current assets	12,824	12,494
Total current assets	197,691	196,695
Property and equipment	112,398	110,221
Less: accumulated depreciation and amortization	(57,588)	(54,874)
Property and equipment, net	54,810	55,347
Goodwill	15,524	15,524
Deferred tax assets, non-current	4,241	4,321
Intangible and other assets, net	12,584	13,280
Total assets	$284,850	$285,167
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,666	$2,111
Accounts payable	23,649	20,895
Accrued expenses and other current liabilities	34,935	38,312
Income taxes payable	1,048	1,205
Total current liabilities	61,298	62,523
Long-term debt, non-current	62,732	63,196
Net pension liability	17,506	17,905
Other liabilities	8,012	8,047
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,615,724 and 41,557,238 shares issued as of March 31, 2014 and December 31, 2013, respectively	4,818	4,811
Additional paid-in capital	136,080	135,881
Retained earnings	27,445	26,429
Accumulated other comprehensive loss	(15,028)	(15,612)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)
Total stockholders’ equity	135,302	133,496
Total liabilities and stockholders’ equity	$284,850	$285,167
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$124,941	$89,038
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	94,702	62,731
Depreciation and amortization expense	2,989	2,829
Selling, general and administrative expense	24,732	19,400
Total costs and expenses	122,423	84,960
Operating income	2,518	4,078
Interest income and other income (expense), net	(165)	329
Interest expense	(449)	(278)
Income before income taxes	1,904	4,129
Income tax expense	(888)	(1,565)
Net income	$1,016	$2,564

Earnings per common share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07
Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,567	37,341
Diluted	37,827	37,595
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$1,016	$2,564
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	—	(23)
Net gain (loss) arising during period	(19)	1,774
Less: Amortization of prior service credit included in net periodic pension cost	—	(24)
Defined benefit pension plans, net	(19)	1,727
Unrealized loss on interest rate swap	(35)	—
Foreign currency translation adjustments	620	(2,270)
Total other comprehensive income (loss) before tax	566	(543)
Income tax benefit (expense) related to components of other comprehensive income (loss)	18	(415)
Other comprehensive income (loss), net of tax	584	(958)
Comprehensive income	$1,600	$1,606
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2014 (Unaudited) and Year Ended December 31, 2013
(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2013	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079
Net income	—	—	—	—	14,027	—	—	14,027
Stock-based compensation, stock option exercises and vesting of restricted stock	227,700	—	28	1,360	—	—	—	1,388
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(97)	—	(97)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	132	—	132
Foreign currency translation adjustment	—	—	—	—	—	(1,033)	—	(1,033)
Balances at December 31, 2013	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
Net income	—	—	—	—	1,016	—	—	1,016
Stock-based compensation, stock option exercises and vesting of restricted stock	58,486	—	7	199	—	—	—	206
Change in pension net actuarial loss, net of tax	—	—	—	—	—	(15)	—	(15)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(21)	—	(21)
Foreign currency translation adjustment	—	—	—	—	—	620	—	620
Balances at March 31, 2014	41,615,724	4,008,963	$4,818	$136,080	$27,445	$(15,028)	$(18,013)	$135,302
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$1,016	$2,564
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	2,989	2,829
Provision for doubtful accounts	(3)	21
Stock-based compensation expense	332	216
Deferred income taxes	52	1,289
Other, net	(547)	(352)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(22)	(4,088)
Inventories	(3,989)	(2,230)
Prepaid expenses and other current assets	(138)	(50)
Accounts payable	2,755	(1,947)
Accrued expenses and other current liabilities	(3,365)	(1,352)
Income taxes payable	(203)	(147)
Other, net	9	(95)
Net cash used in operating activities	(1,114)	(3,342)
Investing activities:
Capital expenditures	(1,679)	(2,613)
Acquisition of businesses	—	(905)
Proceeds from sale of assets	—	12
Net cash used in investing activities	(1,679)	(3,506)
Financing activities:
Payments on debt	(909)	(1,449)
Issuance of common stock	14	—
Other	(140)	—
Net cash used in financing activities	(1,035)	(1,449)
Effect of exchange rate changes on cash	395	(534)
Decrease in cash and cash equivalents	(3,433)	(8,831)
Cash and cash equivalents at beginning of period	33,240	33,185
Cash and cash equivalents at end of period	$29,807	$24,354
Supplemental cash flow information:
Cash paid for interest	$331	$248
Cash paid for income taxes, net of refunds received	$800	$812
Non-cash investing and financing activities:
Issuance of notes payable related to acquisition of businesses	$—	$2,801
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

1. General and Summary of Significant Accounting Policies
General
The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company” or “Furmanite”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements, have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.
Revenue Recognition
Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2014 or 2013.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined using the weighted average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced to net realizable value for inventories in which their cost exceeds their utility, due to physical deterioration, obsolescence, changes in price levels or other causes. The cost of inventories consumed or products sold is included in operating costs.
Operating Costs
Operating costs include direct and indirect labor along with related fringe benefits, materials, freight, travel, engineering, vehicles, equipment rental and restructuring charges, and are expensed when the associated revenue is recognized or as incurred. Direct costs related to projects for which the earnings process has not been completed and therefore not qualifying for revenue recognition are recorded as work-in-process inventory.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll and related fringe benefits, marketing, travel, rent, information technology, insurance, professional fees and restructuring charges, and are expensed as incurred.

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized as an income tax expense or benefit in the period when the change is enacted.
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
2. Acquisition
On August 30, 2013, Furmanite America, Inc. (“Furmanite America”), a wholly owned subsidiary of the Parent Company, completed the acquisition of certain assets and the assumption of certain liabilities, all of which relate to operations in the Americas, of the Engineering and Construction segment of ENGlobal Corporation (“ENGlobal”) for a total consideration of approximately $18.8 million. In conjunction with the closing of the transaction, the Company’s Furmanite Technical Solutions division was formed, which is included within the Company’s Engineering & Project Solutions segment. Assets purchased and liabilities assumed by Furmanite America include working capital assets and liabilities, property and equipment, intangible assets and lease obligations. The purchase was made pursuant to an Asset Purchase Agreement (“APA”) dated July 15, 2013, with an amendment to the APA reducing the purchase price for the changes in the estimated net working capital balance and $0.5 million, and finalizing the terms and conditions of the transaction. On August 30, 2013, Furmanite America made a cash payment of approximately $15.8 million for the estimated acquired net working capital, net of reserves. The working capital payment is subject to adjustment, which was initially to be determined within 90 days from the close of the transaction, for any changes based upon the final balance sheet, however, by mutual agreement of the parties, the determination date has been extended. In addition, Furmanite America entered into a four-year 4% interest per annum promissory note with ENGlobal in the principal amount of $3.0 million. In connection with the acquisition, the Company borrowed $20.0 million on its existing revolving credit facility, principally to fund the purchase of the acquired working capital, with the remaining funds to be available to cover any transitional short-term cash flow needs.

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
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
Net income	$1,016	$2,564

Basic weighted-average common shares outstanding	37,567	37,341
Dilutive effect of common stock equivalents	260	254
Diluted weighted-average common shares outstanding	37,827	37,595

Earnings per share:
Basic	$0.03	$0.07
Dilutive	$0.03	$0.07
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	112	893

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Compensation and benefits	$23,600	$26,557
Estimated potential uninsured liability claims	1,934	1,934
Leases	1,628	1,478
Value added tax payable	1,498	1,622
Taxes other than income	1,459	1,621
Customer deposits	1,168	1,370
Professional, audit and legal fees	1,121	1,451
Other employee related expenses	595	373
Interest	224	141
Other	1,708	1,765
	$34,935	$38,312

5. Restructuring
The Company committed to certain cost reduction initiatives during 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company took these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2010 Cost Reduction Initiative

The Company committed to a cost reduction initiative in 2010 (the “2010 Cost Reduction Initiative”), primarily related to the restructuring of certain functions within the Company’s EMEA operations (which include operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The Company had substantially completed the 2010 Cost Reduction Initiative at the end of 2012, with total costs incurred since its inception of approximately $4.0 million. As of March 31, 2014, future cash payments of approximately $0.4 million are expected in connection with this initiative, all of which are expected to be paid in 2014. There were no restructuring costs incurred during the three months ended March 31, 2014 or 2013 related to this initiative.

2012 Cost Reduction Initiative

In 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. The Company had substantially completed the 2012 Cost Reduction Initiative at the end of 2012, with total restructuring costs incurred since inception of approximately $3.3 million, which primarily related to one-time termination benefits. Future cash payments in connection with this initiative are expected to be insignificant. There were no restructuring costs incurred for the three months ended March 31, 2014 or 2013 related to this initiative.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

The activity related to reserves associated with the remaining cost reduction initiatives for the three months ended March 31, 2014, is as follows (in thousands):

	Reserve at December 31, 2013	Charges	Cash payments	Foreign currency adjustments	Reserve at March 31, 2014
2010 Cost Reduction Initiative
Severance and benefit costs	$330	$—	$(7)	$6	$329
Lease termination costs	24	—	—	1	25
Other restructuring costs	1	—	—	—	1
2012 Cost Reduction Initiative
Severance and benefit costs	2	—	—	—	2
Lease termination costs	34	—	—	—	34
Other restructuring costs	—	—	—	—	—
Total	$391	$—	$(7)	$7	$391
Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations of 138 employees, all of which are related to the EMEA region of the Company’s Technical Services segment.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Borrowings under the revolving credit facility (the “Credit Agreement”)	$59,300	$59,300
Capital leases	19	23
Notes payable	4,896	5,801
Other debt	183	183
Total long-term debt	64,398	65,307
Less: current portion of long-term debt	(1,666)	(2,111)
Total long-term debt, non-current	$62,732	$63,196

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
At both March 31, 2014 and December 31, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at March 31, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at March 31, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $195.9 million as of March 31, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2014, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at March 31, 2014.

Notes Payable and Other Debt
On August 30, 2013, in connection with the acquisition of assets of the ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and will be paid in four equal annual installments of $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.

On February 28, 2013, in connection with an asset purchase, the Company issued a $0.9 million note payable, which was paid at maturity on March 1, 2014.
On January 1, 2013, in connection with an asset purchase, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and is due in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017.
In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. As of March 31, 2014 and December 31, 2013, $0.2 million remained outstanding, which is payable in installments of approximately $0.1 million due in both 2014 and 2015.
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
Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended March 31,
	2014	2013
Service cost	$78	$222
Interest cost	1,020	867
Expected return on plan assets	(1,098)	(886)
Amortization of prior service credit	—	(24)
Amortization of net actuarial loss	125	336
Net periodic pension cost	$125	$515
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.6% for equities and 4.1% for bonds. The Company expects to contribute $2.0 million to the pension plan for 2014, of which $0.6 million has been contributed through March 31, 2014.

8. Stock-Based Compensation
The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three months ended March 31, 2014 and 2013, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangements was $0.3 million and $0.2 million, respectively.

During the three months ended March 31, 2014, the Company granted an aggregate of 24,000 shares of restricted stock awards to its outside directors at a grant date fair value of $11.58 per share, while 20,000 shares of restricted stock awards granted previously to the outside directors vested. During the three months ended March 31, 2014, the vesting of 44,364 restricted stock units previously granted to employees resulted in the issuance of 32,386 shares of common stock, net of 11,978 shares that were withheld for tax obligations of the grantees, as allowed under the plan.

During the three months ended March 31, 2013, the Company granted 30,000 shares of restricted stock awards to its outside directors at a grant date fair value of $6.05 per share, while 40,000 shares of restricted stock awards granted previously to the outside directors vested. Additionally, during the three months ended March 31, 2013 the Company granted 35,000 stock options to an employee at a grant date fair value of $3.51 per share. Also during the three months ended March 31, 2013, the vesting of 46,403 restricted stock units previously granted to employees resulted in the issuance of 36,391 shares of common stock, net of 10,012 shares that were withheld for tax obligations of the grantees, as allowed under the plan.

The aggregate fair value of restricted stock and stock units vested during the three months ended March 31, 2014 and 2013 was $0.7 million and $0.5 million, respectively.
The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of March 31, 2014, the total unrecognized compensation expense related to stock options and restricted stock awards was $2.2 million and $3.1 million, respectively.

9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	March 31, 2014	December 31, 2013
Net actuarial loss and prior service credit	$(21,543)	$(21,524)
Less: deferred tax benefit	4,578	4,574
Net of tax	(16,965)	(16,950)
Change in fair value of interest rate swap	185	220
Less: deferred tax liability	(74)	(88)
Net of tax	111	132
Foreign currency translation adjustment	1,826	1,206
Total accumulated other comprehensive loss	$(15,028)	$(15,612)

Changes in accumulated other comprehensive loss by component in the consolidated statements of comprehensive income include the following for the three months ended March 31, 2014 and 2013 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Items	Accumulated Other Comprehensive Loss
Three months ended March 31, 2014
Beginning balance, net	$(16,950)	$132	$1,206	$(15,612)
Other comprehensive loss before reclassifications[1]	(114)	(21)	620	485
Amounts reclassified from accumulated other comprehensive loss[2] [3]	99	—	—	99
Net other comprehensive income (loss)	(15)	(21)	620	584
Ending balance, net	$(16,965)	$111	$1,826	$(15,028)

Three months ended March 31, 2013
Beginning balance, net	$(16,853)	$—	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	1,075	—	(2,270)	(1,195)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	237	—	—	237
Net other comprehensive income (loss)	1,312	—	(2,270)	(958)
Ending balance, net	$(15,541)	$—	$(31)	$(15,572)
____________________________

1
Net of tax expense (benefit) for the defined benefit pension plans and interest rate swap, which was insignificant for three months ended March 31, 2014. Net of tax expense for the defined benefit pension plans of $0.3 million for the three months ended March 31, 2013.

2
Net of tax expense for the defined benefit pension plans, which was insignificant for the three months ended March 31, 2014. Net of tax expense for the defined benefit pension plans of $0.1 million for the three months ended March 31, 2013.

3
Reclassification adjustments out of accumulated comprehensive income for amortization of actuarial losses and prior service credits are included in the computation of net periodic pension cost. See Note 7 for additional details.

10. Derivative Instruments and Hedging Activities
The Company manages economic risk, including interest rate, liquidity and credit risks primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. The Company does not enter into derivative instruments for speculative purposes.
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
The following table summarizes the terms of the interest rate swap outstanding at March 31, 2014 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	April 29, 2014	February 28, 2017	0.75%	1 Month LIBOR	$39,300

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		March 31, 2014		March 31, 2014
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	185	Other liabilities	—
Total			$185		$—

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2013		December 31, 2013
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	220	Other liabilities	—
Total			$220		$—
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
Amounts reported in other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At March 31, 2014, the Company estimates that approximately $0.2 million will be reclassified from other comprehensive income as an increase to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (loss) (in thousands).

	Three Months Ended March 31,
	2014	2013
Amount of income (loss) recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$(21)	$—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	—	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—
Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

11. Income Taxes
For the three months ended March 31, 2014 and 2013, the Company recorded income tax expense of $0.9 million and $1.6 million, respectively. For these periods, income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.
Income tax expense as a percentage of income before income taxes was approximately 46.6% and 37.9% for the three months ended March 31, 2014 and 2013, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
Unrecognized Tax Benefits
A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2014 is as follows (in thousands):

Balance at December 31, 2013	$1,139
Additions based on tax positions	32
Reductions due to lapses of statutes of limitations	—
Balance at March 31, 2014	$1,171
Unrecognized tax benefits at March 31, 2014 and December 31, 2013 of $1.2 million and $1.1 million, respectively, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.
The Company incurred no significant interest or penalties for the three months ended March 31, 2014 or 2013 related to underpayments of income taxes or uncertain tax positions.

12. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of both March 31, 2014 and December 31, 2013. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Furmanite America, a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio (the “Court”), alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility. In March 2014, the customer’s claims against the former employee were dismissed and the Court granted partial summary judgment in favor of Furmanite America. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America litigation, were recorded in accrued expenses and other current liabilities as of both March 31, 2014 and December 31, 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
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

13. Business Segment Data and Geographical Information
An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Previously, for financial reporting purposes, the Company reported three segments based on the Company’s three geographical areas: the Americas, EMEA and Asia-Pacific. As a result of a business acquisition in 2013, the Company has determined that, for financial reporting purposes, it now operates in two segments that are based on its service and product offerings: 1) Technical Services and 2) Engineering & Project Solutions. Segment results for prior periods have been restated to conform to the current-period presentation.
Included in its Technical Services segment are the specialized technical services the Company provides to a global customer base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation and other flow-process industries. Included in its Engineering & Project Solutions segment are professional engineering, construction management and plant asset management services. These services are provided to customers such as refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, primarily in the Americas.
The Company evaluates performance based on the operating income (loss) from each segment, which excludes interest income and other income (expense), interest expense and income tax expense (benefit), which are not allocated to the segments. The accounting policies of the reportable segments are the same as those described in Note 1. Intersegment revenues are recorded at cost plus a profit margin. All transactions and balances between segments are eliminated in consolidation.
The following is a summary of the financial information of the Company’s reportable segments as of and for the three months ended March 31, 2014 and 2013 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate	Reconciling Items	Total
Three months ended March 31, 2014
Revenues from external customers[1]	$87,750	$37,191	$—	$—	$124,941
Intersegment revenues[2]	—	71	—	(71)	—
Operating income (loss)[3] [4]	$7,665	$(757)	$(4,390)	$—	$2,518

Three months ended March 31, 2013:
Revenues from external customers[1]	$83,793	$5,245	$—	$—	$89,038
Intersegment revenues[2]	—	—	—	—	—
Operating income (loss)[3] [4]	$8,643	$43	$(4,608)	$—	$4,078
____________________________

1
Included in the Technical Services and Engineering & Project Solutions segments are total United States revenues of $88.7 million and $59.4 million for the three months ended March 31, 2014 and 2013, respectively. Included in the Technical Services segment above are United Kingdom revenues of $17.7 million and $12.2 million for the three months ended March 31, 2014 and 2013, respectively.

2	Reconciling Items represent eliminations or reversals of transactions between reportable segments.

3
Corporate represents certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

4
The Engineering & Project Solutions segment includes approximately $0.2 million of costs associated with the integration of the Furmanite Technical Solutions division for the three months ended March 31, 2014.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	March 31, 2014	December 31, 2013
Total long-lived assets
United States	$50,736	$51,646
United Kingdom	5,102	5,172
All other	8,975	9,228
Total long-lived assets	$64,813	$66,046

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Interest rate swap asset	$185	$—	$185	$—

December 31, 2013
Interest rate swap asset	$220	$—	$220	$—
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 10 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of March 31, 2014 and December 31, 2013 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2014 or 2013.
The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at March 31, 2014, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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
The Company conducts its principal business through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc., and its domestic and international subsidiaries and affiliates under two operating segments: 1) Technical Services and 2) Engineering & Project Solutions. Previously, for financial reporting purposes, the Company reported three segments based on the Company’s three geographical areas: the Americas, EMEA and Asia-Pacific. As a result of a business acquisition in 2013, the Company has determined that, for financial reporting purposes, it now operates in two segments that are based on its service and product offerings. Technical Services provides specialized technical services, which include on-line, off-line and other services. Within these technical services, on-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services. Other services include smart shim services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, the petroleum industry, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific. The Engineering & Project Solutions segment, which includes the Company’s Furmanite Technical Solutions (“FTS”) division, provides project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance, and plant asset management services, as well as certain other inspection and project management services. These services are provided to refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, substantially all of which are in the Americas.
Financial Overview
For the three months ended March 31, 2014, consolidated revenues were $124.9 million, an increase of $35.9 million, or 40.3%, compared to the three months ended March 31, 2013, due to a combination of increases from the Company’s new Engineering & Project Solutions segment, which was formed following two acquisitions in the prior year creating the new FTS division in August 2013, as well as increases in both on-line and off-line services in the EMEA region of the Technical Services segment, including leak sealing, heat treatment and valve repair services. These increases were partially offset by lower Technical Services revenues in the Americas, which were impacted by severe winter weather during the three months ended March 31, 2014 and, to a lesser extent, reduced Technical Services revenues in the Asia-Pacific region. The operating results for the three months ended March 31, 2014 were impacted by higher selling, general and administrative costs in the Americas region of the Technical Services segment as a result of additional personnel and related costs associated with the implementation of the Company’s strategic global organizational structure as well as integration and transitional effects of the Company’s new Engineering & Project Solutions segment. The impacts were partially offset by the improved performance in the EMEA region of the Technical Services segment, as a result of certain large projects that were completed in the current year. The net effect of these factors resulted in a decrease in operating income of $1.6 million compared to the three months ended March 31, 2013.
Net income for the three months ended March 31, 2014 of $1.0 million represented a decrease of $1.5 million compared to the three months ended March 31, 2013. The Company’s diluted earnings per share for the three months ended March 31, 2014 were $0.03 compared to $0.07 for the three months ended March 31, 2013.

Results of Operations

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenues	$124,941	$89,038
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	94,702	62,731
Depreciation and amortization expense	2,989	2,829
Selling, general and administrative expense	24,732	19,400
Total costs and expenses	122,423	84,960
Operating income	2,518	4,078
Interest income and other income (expense), net	(165)	329
Interest expense	(449)	(278)
Income before income taxes	1,904	4,129
Income tax expense	(888)	(1,565)
Net income	$1,016	$2,564

Earnings per common share:
Basic	$0.03	$0.07
Diluted	$0.03	$0.07

Additional Revenue Information:
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Technical Services:
On-line services	$34,377	$31,353
Off-line services	43,529	40,331
Other services	9,844	12,109
Total Technical Services	87,750	83,793
Engineering & Project Solutions	37,191	5,245
Total revenues	$124,941	$89,038

Additional Operating Income (Loss) Information:
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Technical Services:
Americas	$3,877	$7,209
EMEA	3,437	799
Asia-Pacific	351	635
Total Technical Services	7,665	8,643
Engineering & Project Solutions[1]	(757)	43
Corporate	(4,390)	(4,608)
Total operating income	$2,518	$4,078
____________________________

1	Includes approximately $0.2 million of costs associated with the integration of the Furmanite Technical Solutions division for the three months ended March 31, 2014.

Business Segment and Geographical Information

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Technical Services
Americas	$52,846	$55,515
EMEA	27,224	20,305
Asia-Pacific	7,680	7,973
Total Technical Services	87,750	83,793
Engineering & Project Solutions[1]	37,191	5,245
Total revenues	124,941	89,038
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	35,886	37,915
EMEA	18,660	14,513
Asia-Pacific	5,553	5,456
Total Technical Services	60,099	57,884
Technical Services operating costs as percentage of revenue	68.5%	69.1%
Engineering & Project Solutions[1]	34,603	4,847
Total operating costs (exclusive of depreciation and amortization)	94,702	62,731
Operating costs as a percentage of revenue	75.8%	70.5%
Depreciation and amortization expense
Technical Services
Americas	1,672	1,612
EMEA	441	535
Asia-Pacific	270	348
Total Technical Services	2,383	2,495
Engineering & Project Solutions	489	150
Corporate	117	184
Total depreciation and amortization expense	2,989	2,829
Depreciation and amortization expense as a percentage of revenue	2.4%	3.2%
Selling, general and administrative expense
Technical Services
Americas	11,411	8,779
EMEA	4,686	4,458
Asia-Pacific	1,506	1,534
Total Technical Services	17,603	14,771
Engineering & Project Solutions[2]	2,856	205
Corporate	4,273	4,424
Total selling general and administrative expense	24,732	19,400
Selling, general and administrative expense as a percentage of revenue	19.8%	21.8%
Total costs and expenses	$122,423	$84,960
____________________________

1	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

2	Includes approximately $0.2 million of costs associated with the integration of the Furmanite Technical Solutions division for the three months ended March 31, 2014.

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes intercompany transactions and any allocation of headquarter costs.
Revenues
For the three months ended March 31, 2014, consolidated revenues increased by $35.9 million, or 40.3%, to $124.9 million, compared to $89.0 million for the three months ended March 31, 2013. The increase in revenues resulted from a combination of higher revenues in the new Engineering & Project Solutions segment, which contributed a total of $37.2 million to consolidated revenues during the three months ended March 31, 2014, as well as higher Technical Services revenues, which increased $4.0 million compared to the same period in 2013. Within Technical Services, changes related to foreign currency exchange rates favorably impacted revenues by $0.1 million, of which $1.0 million was related to favorable impacts in EMEA, but was largely offset by $0.8 million and $0.1 million of unfavorable impacts in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services increased by $3.9 million, or 4.6%, for the three months ended March 31, 2014 compared to the same period in 2013. This $3.9 million increase in revenues consisted of increases of $5.9 million and $0.5 million in EMEA and Asia-Pacific, respectively, but was partially offset by a decrease of $2.5 million in the Americas. The increase in Technical Service revenues in EMEA was a result of volume increases in both on-line and off-line services, which increased approximately 44% and 39%, respectively, compared to the same period in 2013. The increase in on-line services was primarily attributable to volume increases in leak sealing, which represented approximately 67% of the increase in on-line services, as well as composite repair and hot tapping services, while the increases in off-line services were primarily related to volume increases in heat treatment and valve repair, attributable to certain large projects that were completed during the three months ended March 31, 2014. These increases in off-line services were partially offset by a lower volume of bolting service work. The increase in revenues in Asia-Pacific was primarily attributable to increased revenues within off-line services, which were primarily attributable to volume increases in bolting, on-site machining and valve repair services, partially offset by lower revenues within on-line services, which primarily consisted of volume decreases in hot tapping services. The decrease in revenues in the Americas was attributable to decreases across various services lines, reflecting the impacts of severe winter weather during the three months ended March 31, 2014 that resulted in delays or postponement of certain work, including volume decreases in other products and manufacturing services, hot tapping within on-line services and on-site machining within off-line services. These decreases were partially offset by moderate volume increases in leak sealing services within on-line services.
Revenues from the Engineering & Project Solutions segment were $37.2 million during the three months ended March 31, 2014, compared to $5.2 million for the same period in 2013. The increase in revenues is a result of an acquisition in August 2013, which resulted in the formation of the new FTS division and added in-plant and in-office engineering services to this segment. The 2013 revenues in this segment primarily reflect process management inspection services that were added in early 2013 as a result of an acquisition.
Operating Costs (exclusive of depreciation and amortization)
For the three months ended March 31, 2014, operating costs increased $32.0 million, or 51.0%, to $94.7 million, compared to $62.7 million for the three months ended March 31, 2013. The increase was attributable to higher operating costs from the Engineering & Project Solutions segment of $29.8 million, reflecting the addition of the FTS division, as well as higher Technical Services operating costs of $2.2 million. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $0.1 million, of which $0.6 million and $0.1 million were related to favorable impacts from Asia-Pacific and the Americas, respectively, but were largely offset by unfavorable impacts of $0.6 million in EMEA. Excluding the foreign currency exchange rate impact, operating costs within Technical Services increased $2.3 million, or 4.0%, for the three months ended March 31, 2014, compared to the same period in 2013. This change consisted of increases of $3.5 million and $0.7 million in EMEA and Asia-Pacific, respectively, partially offset by a decrease of $1.9 million in the Americas. Of the increase in operating costs in EMEA, approximately 60% related to higher labor costs, with the remainder primarily attributable to higher equipment leasing and materials costs, consistent with the higher revenues. Overall operating costs in Asia-Pacific increased during the three months ended March 31, 2014 compared to the same period in 2013, attributable to the higher revenues, and included higher material and equipment leasing costs and also reflected a lower utilization of labor. The decrease in operating costs in the Americas was primarily related to lower labor and material costs, attributable to the lower revenues. Operating costs for Engineering & Project Solutions, which increased costs by $29.8 million for the three months ended March 31, 2014, consisted primarily of labor and related expenses.
Overall operating costs as a percentage of revenue increased to 75.8% from 70.5% for the three months ended March 31, 2014 and 2013, respectively. For the Technical Services segment, operating costs as a percentage of revenue decreased to 68.5% from 69.1% for the three months ended March 31, 2014 and 2013, respectively. The percentage of operating costs to revenue for the three months ended March 31, 2014 was lower for this segment compared to the same period in 2013 due to the overall increase in revenues, which included improved utilization of labor in EMEA due to certain large projects completed in the three months ended March 31, 2014. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues were 93.0% for the three months ended March 31, 2014 compared to 92.4% in the same period in 2013. The types of services provided by the

Engineering & Project Solutions segment typically result in higher operating costs as a percentage of revenues than the Company’s Technical Services segment due to various factors, which the Company expects will continue for the foreseeable future. As 2014 will reflect the first full year of the FTS division’s operating results, the Company expects that the relationship of overall operating costs to revenues will not be comparable to the prior year percentages, but rather the Technical Services segment’s results will reflect better comparability to 2013 performance.
Depreciation and Amortization
For the three months ended March 31, 2014, depreciation and amortization expense increased $0.2 million when compared to the same period in 2013, as a result of an increase in the average balance of depreciable property and equipment associated with $3.7 million of acquisition-related long-term and intangible assets combined with capital expenditures of approximately $11.3 million placed in service over the twelve-month period ended March 31, 2014. Changes related to foreign currency exchange rates had an insignificant impact on depreciation and amortization expense for the three months ended March 31, 2014. Depreciation and amortization expense related to acquisition-related assets acquired in the twelve-month period ended March 31, 2014 was $0.3 million for the three months ended March 31, 2014.
Selling, General and Administrative
For the three months ended March 31, 2014, selling, general and administrative expenses increased $5.3 million, or 27.5%, to $24.7 million, compared to $19.4 million for the three months ended March 31, 2013. This increase consisted of $2.8 million related to the Technical Services segment and $2.7 million related to the Engineering & Project Solutions segment, partially offset by decreases of $0.2 million related to corporate-related (“Corporate”) expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates had a minimal impact on overall costs as favorable impacts of $0.2 million in Asia-Pacific were essentially offset by unfavorable impacts in EMEA of the same amount. Excluding the foreign currency exchange rate impact, the increase in selling, general and administrative costs within Technical Services consisted of increases of $2.6 million, $0.1 million and $0.1 million in the Americas, EMEA and Asia-Pacific, respectively. Of the increase in selling, general and administrative expense in the Americas, approximately 60% was related to personnel and related costs with the remainder of the increase primarily attributable to higher professional fees and insurance costs, related to the implementation of the Company’s strategic global organizational structure. For the Engineering & Project Solutions segment, increases in selling, general and administrative costs of $2.7 million for the three months ended March 31, 2014 were attributable to the August 2013 acquisition and primarily consisted of personnel and related costs and rent expense as well as approximately $0.2 million of certain direct costs associated with the integration of the FTS division. Selling, general and administrative expenses related to Corporate were down by $0.2 million during the three months ended March 31, 2014 compared with the same period in 2013, reflecting reductions in compensation-related expenses, partially offset by increases in rent and miscellaneous expenses.
Selling, general and administrative costs as a percentage of revenues decreased to 19.8% for the three months ended March 31, 2014, compared to 21.8% for the three months ended March 31, 2013, respectively, principally as a result of the increased leverage on higher revenue levels, particularly those associated with the Engineering & Project Solutions segment as well as the EMEA region within Technical Services.

Other Income
Interest Income and Other Income (Expense), Net
For the three months ended March 31, 2014, interest income and other income (expense) changed unfavorably by $0.5 million from the same period in 2013. Changes within interest income and other income (expense) primarily related to fluctuations within foreign currency exchange gains and losses.
Interest Expense
For the three months ended March 31, 2014, consolidated interest expense was $0.2 million higher than the same period in 2013 primarily due to higher average outstanding debt related to the additional borrowing on the revolving credit facility in August 2013.

Income Taxes
For the three months ended March 31, 2014 and 2013, the Company recorded income tax expense of $0.9 million and $1.6 million, respectively. For the three months ended March 31, 2014 and 2013, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.
Income tax expense as a percentage of income before income taxes was 46.6% and 37.9% for the three months ended March 31, 2014 and 2013, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash used in operating activities for the three months ended March 31, 2014 decreased to $1.1 million from $3.3 million for the three months ended March 31, 2013. The decrease in net cash used in operating activities resulted from lower cash usage for working capital requirements, partially offset by a decrease in net income and non-cash items in the current-year period, when compared to the prior year. Changes in working capital, primarily associated with accounts receivable, accounts payable and accrued expenses and other current liabilities, decreased cash flows by approximately $5.0 million for the three months ended March 31, 2014 compared to $9.9 million for the same period in 2013.
Net cash used in investing activities decreased to $1.7 million for the three months ended March 31, 2014 from $3.5 million for the three months ended March 31, 2013 primarily due to a decrease in capital expenditures during the three months ended March 31, 2014 and no other investing activity cash outflows in the current-year period. Capital expenditures decreased to $1.7 million for the three months ended March 31, 2014 from $2.6 million for the three months ended March 31, 2013.
Consolidated capital expenditures for the calendar year 2014 have been budgeted at approximately $20.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2014 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $1.0 million for the three months ended March 31, 2014 compared with $1.4 million for the three months ended March 31, 2013 and primarily reflected principal payments on acquisition-related notes payable in both periods. During the three months ended March 31, 2014, the Company made $0.9 million of principal payments compared with $1.4 million in the same period in 2013.
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

At both March 31, 2014 and December 31, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at March 31, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 to the Company’s consolidated financial statements for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at March 31, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $195.9 million as of March 31, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2014, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at March 31, 2014.
On August 30, 2013, in connection with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and will be paid in four equal annual installments of $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.

On February 28, 2013, in connection with an asset purchase, the Company issued a $0.9 million note payable, which was paid at maturity on March 1, 2014.
On January 1, 2013, in connection with an asset purchase, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and is due in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017.
In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. As of March 31, 2014 and December 31, 2013, $0.2 million remained outstanding, which is payable in installments of approximately $0.1 million due in both 2014 and 2015.
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

The Company committed to cost reduction initiatives during 2010 and 2012 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of March 31, 2014, the costs incurred since the inception of these two cost reduction initiatives totaled approximately $7.3 million. During the three months ended March 31, 2014, the Company incurred no additional restructuring charges and made no significant payments related to the initiatives. As of March 31, 2014, the remaining reserve associated with these initiatives totaled $0.4 million, all of which are expected to require cash payments and are expected to be paid in 2014. Total workforce reductions for the 2010 and 2012 cost reduction initiatives included terminations of 138 employees in the Company’s EMEA region of its Technical Services segment.
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
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the three months ended March 31, 2014, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2014 or 2013.
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
As of December 31, 2013, the Company’s fair value substantially exceeded its carrying value in each of its two reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the three months ended March 31, 2014 that would warrant an additional impairment test in the current period. At each of March 31, 2014 and December 31, 2013, goodwill totaled $15.5 million. All goodwill is associated with the Technical Services operating segment.

Property, Plant and Equipment
The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of property, plant and equipment occurred in the three months ended March 31, 2014 or 2013.

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

Exit or Disposal Obligations
In 2010 and 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align its operating, selling, general and administrative costs to its revenues. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations and FASB ASC 712-10, Nonretirement Postemployment Benefits.
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

Off-Balance Sheet Arrangements
The Company was not a party to any off-balance sheet arrangements at March 31, 2014 or December 31, 2013, or for the three months ended March 31, 2014 or 2013.

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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $59.3 million at March 31, 2014, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $39.3 million of the outstanding debt beginning April 29, 2014 through February 28, 2017. For more information on this swap, see Note 10 to the Company’s consolidated financial statements.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes relative to the U.S. dollar resulted in an insignificant impact on the Company’s U.S. dollar reported revenues and operating income for the three months ended March 31, 2014 when compared to the three months ended March 31, 2013. The Company does not currently use foreign currency rate hedges.
Based on the three months ended March 31, 2014, foreign currency-based revenues and operating income of $36.3 million and $3.9 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $3.3 million and a reduction in operating income of $0.4 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2014. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both March 31, 2014 and December 31, 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors
During the quarter ended March 31, 2014, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2014.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2014.

32.1**	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2014.

32.2**	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 5, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith.

**	Furnished herewith.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 5, 2014