Form 10-Q
period 2014-06-30
FURMANITE CORP
filed 2014-07-31
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 37,637,743 shares of the registrant’s common stock outstanding as of July 29, 2014.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,777	$33,240
Accounts receivable, trade (net of allowance for doubtful accounts of $969 and $1,014 as of June 30, 2014 and December 31, 2013, respectively)	116,727	106,853
Inventories:
Raw materials and supplies	25,482	25,202
Work-in-process	11,989	10,010
Finished goods	169	231
Deferred tax assets, current	8,807	8,665
Prepaid expenses and other current assets	10,708	12,494
Total current assets	211,659	196,695
Property and equipment	114,361	110,221
Less: accumulated depreciation and amortization	(60,026)	(54,874)
Property and equipment, net	54,335	55,347
Goodwill	15,524	15,524
Deferred tax assets, non-current	4,221	4,321
Intangible and other assets, net	11,749	13,280
Total assets	$297,488	$285,167
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,668	$2,111
Accounts payable	23,187	20,895
Accrued expenses and other current liabilities	42,210	38,312
Income taxes payable	1,428	1,205
Total current liabilities	68,493	62,523
Long-term debt, non-current	62,728	63,196
Net pension liability	17,395	17,905
Other liabilities	7,931	8,047
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,636,706 and 41,557,238 shares issued as of June 30, 2014 and December 31, 2013, respectively	4,821	4,811
Additional paid-in capital	136,575	135,881
Retained earnings	31,952	26,429
Accumulated other comprehensive loss	(14,394)	(15,612)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)
Total stockholders’ equity	140,941	133,496
Total liabilities and stockholders’ equity	$297,488	$285,167
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$146,242	$108,376	$271,183	$197,414
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	109,172	71,697	203,874	134,428
Depreciation and amortization expense	2,988	2,679	5,977	5,508
Selling, general and administrative expense	25,778	22,376	50,510	41,776
Total costs and expenses	137,938	96,752	260,361	181,712
Operating income	8,304	11,624	10,822	15,702
Interest income and other income (expense), net	(439)	(181)	(604)	148
Interest expense	(445)	(278)	(894)	(556)
Income before income taxes	7,420	11,165	9,324	15,294
Income tax expense	(2,913)	(4,404)	(3,801)	(5,969)
Net income	$4,507	$6,761	$5,523	$9,325

Earnings per common share:
Basic	$0.12	$0.18	$0.15	$0.25
Diluted	$0.12	$0.18	$0.15	$0.25
Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,617	37,402	37,593	37,372
Diluted	37,836	37,552	37,832	37,521
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,507	$6,761	$5,523	$9,325
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	—	—	—	(23)
Net gain (loss) arising during period	(406)	325	(425)	2,099
Less: Amortization of prior service credit included in net periodic pension cost	—	(23)	—	(47)
Defined benefit pension plans, net	(406)	302	(425)	2,029
Cash flow hedges:
Gain (loss) on interest rate swap	(197)	503	(232)	503
Less: Reclassification of realized loss on interest rate swap included in interest expense	40	—	40	—
Cash flow hedges, net	(157)	503	(192)	503
Foreign currency translation adjustments	1,047	(1,273)	1,667	(3,543)
Total other comprehensive income (loss) before tax	484	(468)	1,050	(1,011)
Income tax benefit (expense) related to components of other comprehensive income (loss)	150	(274)	168	(689)
Other comprehensive income (loss), net of tax	634	(742)	1,218	(1,700)
Comprehensive income	$5,141	$6,019	$6,741	$7,625
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2014 (Unaudited) and Year Ended December 31, 2013
(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2013	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079
Net income	—	—	—	—	14,027	—	—	14,027
Stock-based compensation, stock option exercises and vesting of restricted stock	227,700	—	28	1,360	—	—	—	1,388
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(97)	—	(97)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	132	—	132
Foreign currency translation adjustment	—	—	—	—	—	(1,033)	—	(1,033)
Balances at December 31, 2013	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
Net income	—	—	—	—	5,523	—	—	5,523
Stock-based compensation, stock option exercises and vesting of restricted stock	79,468	—	10	694	—	—	—	704
Change in pension net actuarial loss, net of tax	—	—	—	—	—	(334)	—	(334)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(115)	—	(115)
Foreign currency translation adjustment	—	—	—	—	—	1,667	—	1,667
Balances at June 30, 2014	41,636,706	4,008,963	$4,821	$136,575	$31,952	$(14,394)	$(18,013)	$140,941
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$5,523	$9,325
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	5,977	5,508
Provision for doubtful accounts	3	38
Stock-based compensation expense	886	624
Deferred income taxes	69	4,048
Other, net	(733)	163
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,541)	(16,252)
Inventories	(2,177)	(3,759)
Prepaid expenses and other current assets	2,508	706
Accounts payable	2,518	(593)
Accrued expenses and other current liabilities	4,108	2,531
Income taxes payable	(451)	226
Other, net	136	(65)
Net cash provided by operating activities	8,826	2,500
Investing activities:
Capital expenditures	(3,477)	(6,818)
Acquisition of businesses	—	(905)
Proceeds from sale of assets	3	30
Net cash used in investing activities	(3,474)	(7,693)
Financing activities:
Payments on debt	(912)	(2,227)
Issuance of common stock	32	154
Other	(214)	(61)
Net cash used in financing activities	(1,094)	(2,134)
Effect of exchange rate changes on cash	279	(1,170)
Increase (decrease) in cash and cash equivalents	4,537	(8,497)
Cash and cash equivalents at beginning of period	33,240	33,185
Cash and cash equivalents at end of period	$37,777	$24,688
Supplemental cash flow information:
Cash paid for interest	$693	$473
Cash paid for income taxes, net of refunds received	$3,465	$1,740
Non-cash investing and financing activities:
Issuance of notes payable related to acquisition of businesses	$—	$2,801
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or six months ended June 30, 2014 or 2013.
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
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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
Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$4,507	$6,761	$5,523	$9,325

Basic weighted-average common shares outstanding	37,617	37,402	37,593	37,372
Dilutive effect of common stock equivalents	219	150	239	149
Diluted weighted-average common shares outstanding	37,836	37,552	37,832	37,521

Earnings per share:
Basic	$0.12	$0.18	$0.15	$0.25
Dilutive	$0.12	$0.18	$0.15	$0.25
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	463	1,126	287	1,010

4. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Compensation and benefits	$28,975	$26,557
Customer deposits	2,175	1,370
Value added tax payable	1,970	1,622
Estimated potential uninsured liability claims	1,934	1,934
Leases	1,730	1,478
Taxes other than income	1,549	1,621
Professional, audit and legal fees	1,140	1,451
Other employee related expenses	398	373
Interest	276	141
Other	2,063	1,765
	$42,210	$38,312

5. Restructuring
The Company committed to certain cost reduction initiatives during 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company took these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2010 Cost Reduction Initiative

The Company committed to a cost reduction initiative in 2010 (the “2010 Cost Reduction Initiative”), primarily related to the restructuring of certain functions within the Company’s EMEA operations (which include operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The Company had substantially completed the 2010 Cost Reduction Initiative at the end of 2012, with total costs incurred since its inception of approximately $3.9 million. As of June 30, 2014, future cash payments of approximately $0.4 million are expected in connection with this initiative, all of which are expected to be paid in 2014. The Company incurred a reduction in restructuring costs of $0.1 million during the three and six months ended June 30, 2014 related to this initiative. There were no restructuring costs incurred during the three or six months ended June 30, 2013 related to this initiative.

2012 Cost Reduction Initiative

In 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. The Company had substantially completed the 2012 Cost Reduction Initiative at the end of 2012, with total restructuring costs incurred since inception of approximately $3.3 million, which primarily related to one-time termination benefits. Future cash payments in connection with this initiative are expected to be insignificant. There were no restructuring costs incurred for either the three or six months ended June 30, 2014 or 2013 related to this initiative.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

The activity related to reserves associated with the remaining cost reduction initiatives for the six months ended June 30, 2014, is as follows (in thousands):

	Reserve at December 31, 2013	Charges (Adjustments)	Cash (payments) refunds	Foreign currency adjustments	Reserve at June 30, 2014
2010 Cost Reduction Initiative
Severance and benefit costs	$330	$(55)	$53	$3	$331
Lease termination costs	24	—	—	1	25
Other restructuring costs	1	—	—	—	1
2012 Cost Reduction Initiative
Severance and benefit costs	2	—	—	—	2
Lease termination costs	34	—	—	—	34
Other restructuring costs	—	—	—	—	—
Total	$391	$(55)	$53	$4	$393
Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations of 138 employees, all of which are related to the EMEA region of the Company’s Technical Services segment.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Borrowings under the revolving credit facility (the “Credit Agreement”)	$59,300	$59,300
Capital leases	17	23
Notes payable	4,896	5,801
Other debt	183	183
Total long-term debt	64,396	65,307
Less: current portion of long-term debt	(1,668)	(2,111)
Total long-term debt, non-current	$62,728	$63,196

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
At both June 30, 2014 and December 31, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at June 30, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at June 30, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $212.1 million as of June 30, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2014, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at June 30, 2014.

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
In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. As of June 30, 2014 and December 31, 2013, $0.2 million remained outstanding, which is payable in installments of approximately $0.1 million due in both 2014 and 2015.
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
Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$79	$216	$157	$438
Interest cost	1,037	849	2,057	1,716
Expected return on plan assets	(1,115)	(868)	(2,213)	(1,754)
Amortization of prior service credit	—	(23)	—	(47)
Amortization of net actuarial loss	127	328	252	664
Net periodic pension cost	$128	$502	$253	$1,017
The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.6% for equities and 4.1% for bonds. The Company expects to contribute $1.7 million to the pension plan for 2014, of which $0.9 million has been contributed through June 30, 2014.

8. Stock-Based Compensation
The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three and six months ended June 30, 2014, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangements was $0.6 million and $0.9 million , respectively, and $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively.

During the first quarter of 2014, the Company granted an aggregate of 24,000 shares of restricted stock awards to its outside directors at a grant date fair value of $11.58 per share, while 20,000 shares of restricted stock awards granted previously to the outside directors vested. Additionally, the vesting of 44,364 restricted stock units previously granted to employees resulted in the issuance of 32,386 shares of common stock, net of 11,978 shares that were withheld for tax obligations of the grantees, as allowed under the plan. During the second quarter of 2014, the Company granted to certain employees an aggregate of 214,418 restricted stock units and options to purchase an aggregate of 133,866 shares of its common stock with a weighted-average grant date fair value of $10.85 and $6.24 per share, respectively. Of the total restricted stock units granted, 65,381 are subject to forfeiture unless certain performance objectives are achieved.

During the first quarter of 2013, the Company granted 30,000 shares of restricted stock awards to its outside directors at a grant date fair value of $6.05 per share, while 40,000 shares of restricted stock awards granted previously to the outside directors vested. Additionally, during the first quarter of 2013 the Company granted 35,000 stock options to an employee at a grant date fair value of $3.51 per share. Also during the first quarter of 2013, the vesting of 46,403 restricted stock units previously granted to employees resulted in the issuance of 36,391 shares of common stock, net of 10,012 shares that were withheld for tax obligations of the grantees, as allowed under the plan. During the second quarter of 2013, the Company granted to certain employees an aggregate of 459,032 restricted stock units and options to purchase an aggregate of 344,900 shares of its common stock with a grant date fair market value of $6.89 and $3.93 per share, respectively. The restricted stock units are subject to forfeiture unless certain performance objectives are achieved.

The aggregate fair value of restricted stock and restricted stock units vested during the six months ended June 30, 2014 and 2013 was $0.7 million and $0.5 million, respectively. No restricted stock or restricted stock units vested during the three months ended June 30, 2014 or 2013.
The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of June 30, 2014, the total unrecognized compensation expense related to stock options and restricted stock awards was $2.6 million and $4.8 million, respectively.

9. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30, 2014	December 31, 2013
Defined benefit pension items	$(21,949)	$(21,524)
Less: deferred tax benefit	4,665	4,574
Net of tax	(17,284)	(16,950)
Interest rate swap	28	220
Less: deferred tax liability	(11)	(88)
Net of tax	17	132
Foreign currency translation adjustment	2,873	1,206
Total accumulated other comprehensive loss	$(14,394)	$(15,612)

Changes in accumulated other comprehensive loss by component in the consolidated statements of comprehensive income include the following for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2014
Beginning balance, net	$(16,965)	$111	$1,826	$(15,028)
Other comprehensive income (loss) before reclassifications[1]	(419)	(118)	1,047	510
Amounts reclassified from accumulated other comprehensive loss2 3	100	24	—	124
Net other comprehensive income (loss)	(319)	(94)	1,047	634
Ending balance, net	$(17,284)	$17	$2,873	$(14,394)

Three Months Ended June 30, 2013
Beginning balance, net	$(15,541)	$—	$(31)	$(15,572)
Other comprehensive income (loss) before reclassifications[1]	(3)	302	(1,273)	(974)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	232	—	—	232
Net other comprehensive income (loss)	229	302	(1,273)	(742)
Ending balance, net	$(15,312)	$302	$(1,304)	$(16,314)

Six months ended June 30, 2014
Beginning balance, net	$(16,950)	$132	$1,206	$(15,612)
Other comprehensive loss before reclassifications[1]	(533)	(139)	1,667	995
Amounts reclassified from accumulated other comprehensive loss[2] [3]	199	24	—	223
Net other comprehensive income (loss)	(334)	(115)	1,667	1,218
Ending balance, net	$(17,284)	$17	$2,873	$(14,394)

Six months ended June 30, 2013
Beginning balance, net	$(16,853)	$—	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	1,072	302	(3,543)	(2,169)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	469	—	—	469
Net other comprehensive income (loss)	1,541	302	(3,543)	(1,700)
Ending balance, net	$(15,312)	$302	$(1,304)	$(16,314)
____________________________

1
Net of tax expense (benefit) for the defined benefit pension plans of $(0.1) million for each of the three and six months ended June 30, 2014 and $0.3 million for six months ended June 30, 2013. Tax expense for the defined benefit pension plans was insignificant for the three months ended June 30, 2013. Net of tax expense (benefit) for the interest rate swap of $(0.1) million for each of the three and six months ended June 30, 2014 and $0.2 million for each of the three and six months ended June 30, 2013.

2
Net of tax expense for the defined benefit pension plans, which was insignificant for the three months ended June 30, 2014, $0.1 million for the six months ended June 30, 2014 and $0.1 million and $0.2 million for the three and six months ended June 30, 2013, respectively. Net of tax expense for the interest rate swap, which was insignificant for the three and six months ended June 30, 2014.

3
Reclassification adjustments out of accumulated other comprehensive loss for amortization of actuarial losses and prior service credits are included in the computation of net periodic pension cost. See Note 7 for additional details. Reclassification adjustments out of accumulated other comprehensive loss for the interest rate swap are included in interest expense. See Note 10 for additional details.

10. Derivative Instruments and Hedging Activities
The Company manages economic risk, including interest rate, liquidity and credit risks primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. The Company does not enter into derivative instruments for speculative purposes.

On April 30, 2013, the Company entered into a forward-dated interest rate swap to hedge interest rate risk with respect to $39.3 million of borrowings under its Credit Agreement. The Company’s objective in using the interest rate derivative is to manage exposure to interest rate movements and add stability to interest expense. Upon inception, the interest rate swap was designated as a cash flow hedge and involves the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.
The following table summarizes the terms of the interest rate swap outstanding at June 30, 2014 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	April 29, 2014	February 28, 2017	0.75%	1 Month LIBOR	$39,300
The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		June 30, 2014		June 30, 2014
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	28	Other liabilities	—
Total			$28		$—

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2013		December 31, 2013
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	220	Other liabilities	—
Total			$220		$—
See Note 14 for additional information on the fair value of the Company’s interest rate swap.
The Company has concluded that the hedging relationship for the interest rate swap is highly effective. The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly in earnings and included in interest income and other income (expense) on the consolidated statements of income.
Amounts reported in other comprehensive income related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At June 30, 2014, the Company estimates that approximately $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amount of income (loss) recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$(118)	$302	$(139)	$302
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	(24)	—	(24)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—	—
Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

11. Income Taxes
For the six months ended June 30, 2014 and 2013, the Company recorded income tax expense of $3.8 million and $6.0 million, respectively. For the three months ended June 30, 2014 and 2013, the Company recorded income tax expense of $2.9 million and $4.4 million, respectively. For these periods, income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.
Income tax expense as a percentage of income before income taxes was 40.8% and 39.0% for the six months ended June 30, 2014 and 2013, respectively, and 39.3% and 39.4% for the three months ended June 30, 2014 and 2013, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.
Unrecognized Tax Benefits
A reconciliation of the change in the unrecognized tax benefits for the six months ended June 30, 2014 is as follows (in thousands):

Balance at December 31, 2013	$1,139
Additions based on tax positions	105
Reductions due to lapses of statutes of limitations	—
Balance at June 30, 2014	$1,244
Unrecognized tax benefits at June 30, 2014 and December 31, 2013 of $1.2 million and $1.1 million, respectively, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.
The Company incurred no significant interest or penalties for the three or six months ended June 30, 2014 or 2013 related to underpayments of income taxes or uncertain tax positions.

12. Commitments and Contingencies
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of both June 30, 2014 and December 31, 2013. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
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
While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America litigation, were recorded in accrued expenses and other current liabilities as of both June 30, 2014 and December 31, 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three and six months ended June 30, 2014 and 2013 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate	Reconciling Items	Total
Three months ended June 30, 2014:
Revenues from external customers[1]	$106,289	$39,953	$—	$—	$146,242
Intersegment revenues[2]	—	46	—	(46)	—

Operating income (loss)[3] [4]	$14,284	$(590)	$(5,390)	$—	$8,304

Three months ended June 30, 2013:
Revenues from external customers[1]	$103,914	$4,462	$—	$—	$108,376
Intersegment revenues[2]	—	—	—	—	—

Operating income (loss)[3] [4]	$17,693	$(9)	$(6,060)	$—	$11,624

Six months ended June 30, 2014
Revenues from external customers[1]	$194,039	$77,144	$—	$—	$271,183
Intersegment revenues[2]	—	117	—	(117)	—
Operating income (loss)[3] [4]	$21,949	$(1,347)	$(9,780)	$—	$10,822

Six months ended June 30, 2013:
Revenues from external customers[1]	$187,707	$9,707	$—	$—	$197,414
Intersegment revenues[2]	—	—	—	—	—
Operating income (loss)[3] [4]	$26,336	$34	$(10,668)	$—	$15,702
____________________________

1
Included in the Technical Services and Engineering & Project Solutions segments are total United States revenues of $102.3 million and $191.0 million for the three and six months ended June 30, 2014, respectively, and $72.2 million and $131.6 million for the three and six months ended June 30, 2013, respectively . Included in the Technical Services segment above are United Kingdom revenues of $19.2 million and $36.9 million for the three and six months ended June 30, 2014, respectively, and $14.7 million and $26.9 million for the three and six months ended June 30, 2013, respectively.

2	Reconciling items represent eliminations or reversals of transactions between reportable segments.

3
Corporate represents certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

4
The Engineering & Project Solutions segment includes nil and approximately $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three and six months ended June 30, 2014, respectively.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	June 30, 2014	December 31, 2013
Total long-lived assets
United States	$48,855	$51,646
United Kingdom	5,719	5,172
All other	8,929	9,228
Total long-lived assets	$63,503	$66,046

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands).

	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Interest rate swap asset	$28	$—	$28	$—

December 31, 2013
Interest rate swap asset	$220	$—	$220	$—
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 10 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of June 30, 2014 and December 31, 2013 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2014 or 2013.
The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at June 30, 2014, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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
Financial Overview
Consolidated revenues increased $37.8 million, or 34.9%, to $146.2 million for the three months ended June 30, 2014 and increased $73.8 million, or 37.4%, to $271.2 million for the six months ended June 30, 2014, compared to the prior year periods. The higher revenues were attributable to a combination of increases from the Company’s new Engineering & Project Solutions segment, which was formed following two acquisitions in the prior year, resulting in the creation of the new FTS division in August 2013, as well as increases in off-line services in both the EMEA and Asia-Pacific regions of the Technical Services segment, including higher on-site machining, bolting, heat treatment and valve repair service revenues. These increases were partially offset by lower Technical Services revenues in the Americas, primarily within off-line services, partly attributable to the impacts of severe winter weather in the current year. The operating results for the three and six months ended June 30, 2014 were impacted by higher selling, general and administrative costs, reflecting the effects of the acquisition, integration and transitional effects of the new Engineering & Project Solutions segment as well as additional personnel and related costs associated with the buildout of the Company’s strategic global organizational structure. These impacts were partially offset by the improved performance in both the EMEA and Asia-Pacific regions of the Technical Services segment, which reflect the completion of certain large projects during the three and six months ended June 30, 2014. The net effect of these factors resulted in a decrease in operating income of $3.3 million and $4.9 million for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.
Net income for the three and six months ended June 30, 2014 of $4.5 million and $5.5 million, respectively, represented a decrease of $2.3 million and $3.8 million, respectively, compared to the three and six months ended June 30, 2013. The Company’s diluted earnings per share for the three and six months ended June 30, 2014 were $0.12 and $0.15, respectively, compared to $0.18 and $0.25 for the three and six months ended June 30, 2013, respectively.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues	$146,242	$108,376	$271,183	$197,414
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	109,172	71,697	203,874	134,428
Depreciation and amortization expense	2,988	2,679	5,977	5,508
Selling, general and administrative expense	25,778	22,376	50,510	41,776
Total costs and expenses	137,938	96,752	260,361	181,712
Operating income	8,304	11,624	10,822	15,702
Interest income and other income (expense), net	(439)	(181)	(604)	148
Interest expense	(445)	(278)	(894)	(556)
Income before income taxes	7,420	11,165	9,324	15,294
Income tax expense	(2,913)	(4,404)	(3,801)	(5,969)
Net income	$4,507	$6,761	$5,523	$9,325

Earnings per common share:
Basic	$0.12	$0.18	$0.15	$0.25
Diluted	$0.12	$0.18	$0.15	$0.25

Additional Revenue Information:
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Technical Services:
On-line services	$37,238	$38,212	$71,615	$69,565
Off-line services	54,506	53,889	98,035	94,220
Other services	14,545	11,813	24,389	23,922
Total Technical Services	106,289	103,914	$194,039	$187,707
Engineering & Project Solutions	39,953	4,462	$77,144	$9,707
Total revenues	$146,242	$108,376	$271,183	$197,414

Additional Operating Income (Loss) Information:
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Technical Services:
Americas	$7,619	$13,416	$11,496	$20,625
EMEA	4,213	3,002	7,650	3,801
Asia-Pacific	2,452	1,275	2,803	1,910
Total Technical Services	14,284	17,693	21,949	26,336
Engineering & Project Solutions[1]	(590)	(9)	(1,347)	34
Corporate	(5,390)	(6,060)	(9,780)	(10,668)
Total operating income	$8,304	$11,624	$10,822	$15,702
____________________________

1
Includes nil and approximately $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three and six months ended June 30, 2014, respectively.

Business Segment and Geographical Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Technical Services
Americas	$63,327	$69,885	$116,173	$125,400
EMEA	30,219	24,694	57,443	44,999
Asia-Pacific	12,743	9,335	20,423	17,308
Total Technical Services	106,289	103,914	194,039	187,707
Engineering & Project Solutions[1]	39,953	4,462	77,144	9,707
Total revenues	146,242	108,376	271,183	197,414
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	42,206	44,735	78,092	82,650
EMEA	20,858	16,650	39,518	31,163
Asia-Pacific	8,753	6,108	14,306	11,564
Total Technical Services	71,817	67,493	131,916	125,377
Technical Services operating costs as percentage of revenue	67.6%	65.0%	68.0%	66.8%
Engineering & Project Solutions[1]	37,355	4,204	71,958	9,051
Total operating costs (exclusive of depreciation and amortization)	109,172	71,697	203,874	134,428
Operating costs as a percentage of revenue	74.7%	66.2%	75.2%	68.1%
Depreciation and amortization expense
Technical Services
Americas	1,635	1,590	3,307	3,202
EMEA	439	444	880	979
Asia-Pacific	266	331	536	679
Total Technical Services	2,340	2,365	4,723	4,860
Engineering & Project Solutions	475	150	964	300
Corporate	173	164	290	348
Total depreciation and amortization expense	2,988	2,679	5,977	5,508
Depreciation and amortization expense as a percentage of revenue	2.0%	2.5%	2.2%	2.8%
Selling, general and administrative expense
Technical Services
Americas	11,867	10,144	23,278	18,923
EMEA	4,709	4,598	9,395	9,056
Asia-Pacific	1,272	1,621	2,778	3,155
Total Technical Services	17,848	16,363	35,451	31,134
Engineering & Project Solutions[2]	2,713	117	5,569	322
Corporate	5,217	5,896	9,490	10,320
Total selling general and administrative expense	25,778	22,376	50,510	41,776
Selling, general and administrative expense as a percentage of revenue	17.6%	20.6%	18.6%	21.2%
Total costs and expenses	$137,938	$96,752	$260,361	$181,712
____________________________

1	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

2
Includes nil and approximately $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three and six months ended June 30, 2014, respectively.

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes intercompany transactions and any allocation of headquarter costs.
Revenues
For the six months ended June 30, 2014, consolidated revenues increased by $73.8 million, or 37.4%, to $271.2 million, compared to $197.4 million for the six months ended June 30, 2013. The increase in revenues resulted from a combination of higher revenues in the new Engineering & Project Solutions segment, which increased $67.4 million during the six months ended June 30, 2014, as well as higher Technical Services revenues, which increased $6.3 million compared to the same period in 2013. Within Technical Services, changes related to foreign currency exchange rates favorably impacted revenues by $1.4 million, of which $3.0 million was related to favorable impacts in EMEA, partially offset by $1.4 million and $0.2 million of unfavorable impacts in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services increased by $4.9 million, or 2.6%, for the six months ended June 30, 2014 compared to the same period in 2013. This $4.9 million increase in revenues consisted of increases of $9.5 million and $4.5 million in EMEA and Asia-Pacific, respectively, but was partially offset by a decrease of $9.1 million in the Americas. The increase in Technical Service revenues in EMEA was a result of volume increases in both off-line services and on-line services, which increased approximately 35% and 14%, respectively, compared to the same period in 2013, attributable to certain large projects that were completed during the six months ended June 30, 2014. The increase in off-line services was primarily related to volume increases in on-site machining, which represented approximately 44% of the increase in off-line services, as well as volume increases in heat treatment and valve repair. Within on-line services in EMEA, the increase in revenues was primarily attributable to volume increases in leak sealing, which represented approximately 54% of the increase in on-line services, as well as increases in composite repair and other on-line services. The higher revenues in Asia-Pacific were primarily attributable to volume increases within off-line services, which increased approximately 54% compared to the same period in 2013 and were primarily related to certain large projects that were completed during the six months ended June 30, 2014. These increases in off-line services primarily related to volume increases in bolting, which represented approximately 76% of the increase in off-line services, as well as higher on-site machining and valve repair service revenues. Increases in off-line services in Asia-Pacific were partially offset by lower revenues within on-line services, which primarily consisted of volume decreases in hot tapping services. In the Americas, the decrease in Technical Services revenues was primarily attributable to decreases within off-line services and, to a lesser extent, other products and manufacturing services as well as on-line services, reflecting the impacts of severe winter weather during the six months ended June 30, 2014 that resulted in delays or postponement of certain work. In addition, several large projects were completed in the first half of 2013, which did not recur in the first half of 2014. The lower revenues from off-line services were primarily attributable to volume decreases in heat treatment, bolting and on-site machining revenues, partially offset by moderate increases in certain valve repair revenues. Within on-line services, volume increases in certain non-destructive testing and inspection services were more than offset by volume decreases in hot tapping, leak sealing and other on-line services.
Revenues from the Engineering & Project Solutions segment, substantially all of which relate to the Americas, were $77.1 million during the six months ended June 30, 2014, compared to $9.7 million for the same period in 2013. The increase in revenues is a result of an acquisition in August 2013, which resulted in the formation of the new FTS division and added in-plant and in-office engineering services to this segment. The 2013 revenues in this segment primarily reflect process management inspection services that were added in early 2013 as a result of an acquisition.
For the three months ended June 30, 2014, consolidated revenues increased by $37.8 million, or 34.9%, to $146.2 million, compared to $108.4 million for the three months ended June 30, 2013. The increase in revenues resulted from a combination of higher revenues in the new Engineering & Project Solutions segment, which increased $35.5 million during the three months ended June 30, 2014, as well as higher Technical Services revenues, which increased $2.3 million compared to the same period in 2013. Within Technical Services, changes related to foreign currency exchange rates favorably impacted revenues by $1.3 million, of which $1.9 million was related to favorable impacts in EMEA, partially offset by $0.5 million and $0.1 million of unfavorable impacts in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services increased by $1.0 million for the three months ended June 30, 2014 compared to the same period in 2013. This $1.0 million increase in revenues consisted of increases of $3.9 million and $3.6 million in Asia-Pacific and EMEA, respectively, but was largely offset by a decrease of $6.5 million in the Americas. The increase in revenues in Asia-Pacific was primarily attributable to volume increases within off-line services, which increased approximately 70% compared to the same period in 2013 and were primarily attributable to certain large projects that were completed during the three months ended June 30, 2014. These increases in off-line services primarily related to volume increases in bolting, which represented approximately 78% of the increase in off-line services, as well as higher on-site machining revenues. Total revenues from on-line services in Asia-Pacific were comparable to the same period in 2013, as volume decreases in leak sealing services were essentially offset by increases in composite repair and other on-line services. In EMEA, the increase in Technical Service revenues for the three months ended June 30, 2014 was a result of volume increases in off-line services, which increased approximately 31% compared to the same period in 2013, partially offset by lower revenues from on-line services. The increase in off-line services was primarily related to volume increases in on-site machining, which represented approximately 70% of the increase in off-line services, as well as volume increases in heat treatment and bolting services. Within on-line services in EMEA, the decrease in revenues was primarily attributable to volume decreases in leak sealing and line stopping services, partially offset by volume increases in composite repair and other on-line services. In the Americas, the decrease in Technical Services revenues for the three months ended June 30, 2014 was primarily attributable to decreases within off-line services and, to a lesser extent, on-line services, partially offset by higher revenues from other products and manufacturing services. Further, several large projects were completed in the the three months ended June 30, 2013, which did not recur in the three months ended June 30, 2014. The decrease in off-line services was primarily attributable to volume decreases in heat treatment services, with the balance of the decrease primarily attributable to lower bolting service revenues. Within on-line services, volume increases in certain non-destructive testing and inspection services were more than offset by volume decreases in leak sealing, hot tapping, line stopping and other on-line services.
Revenues from the Engineering & Project Solutions segment were $40.0 million during the six months ended June 30, 2014, compared to $4.5 million for the same period in 2013. The increase in revenues is a result of an acquisition in August 2013, which resulted in the formation of the new FTS division and added in-plant and in-office engineering services to this segment. The 2013 revenues in this segment primarily reflect process management inspection services that were added in early 2013 as a result of an acquisition.
Operating Costs (exclusive of depreciation and amortization)
For the six months ended June 30, 2014, operating costs increased $69.4 million, or 51.6%, to $203.9 million, compared to $134.4 million for the six months ended June 30, 2013. The increase was attributable to higher operating costs from the Engineering & Project Solutions segment of $62.9 million, reflecting the addition of the FTS division, as well as higher Technical Services operating costs of $6.5 million. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $0.8 million, of which $2.0 million was related to unfavorable impacts from EMEA, partially offset by favorable impacts of $1.0 million and $0.2 million in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services increased $5.7 million, or 4.5%, for the six months ended June 30, 2014, compared to the same period in 2013. This change consisted of increases of $6.4 million and $3.7 million in EMEA and Asia-Pacific, respectively, partially offset by a decrease of $4.4 million in the Americas. Of the increase in operating costs in EMEA and Asia-Pacific, approximately 60% and 74%, respectively, related to higher labor and travel costs, with the remainder primarily attributable to higher materials and equipment leasing costs, consistent with the higher revenues. The decrease in operating costs in the Americas was primarily related to lower labor and materials costs, associated with the lower revenues. Operating costs for Engineering & Project Solutions, which increased by $62.9 million for the six months ended June 30, 2014, consisted primarily of labor and related expenses.
For the three months ended June 30, 2014, operating costs increased $37.5 million, or 52.3%, to $109.2 million, compared to $71.7 million for the three months ended June 30, 2013. The increase was attributable to higher operating costs from the Engineering & Project Solutions segment of $33.2 million, reflecting the addition of the FTS division, as well as higher Technical Services operating costs of $4.3 million. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $0.9 million, of which $1.3 million was related to unfavorable impacts from EMEA , partially offset by favorable impacts of $0.3 million and $0.1 million in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services increased $3.4 million, or 5.0%, for the three months ended June 30, 2014, compared to the same period in 2013. This change consisted of increases of $3.0 million and $2.9 million in Asia-Pacific and EMEA, respectively, partially offset by a decrease of $2.5 million in the Americas. In Asia-Pacific, approximately 80% of the increase in operating costs was attributable to higher labor and travel costs with the balance of the increase due to higher materials and equipment leasing expenses, attributable to the higher revenues. Of the increase in operating costs in EMEA, approximately 56% related to higher labor and travel costs, with the remainder primarily attributable to higher materials and equipment leasing costs, consistent with the higher revenues. The decrease in operating costs in the Americas was primarily related to lower materials and labor costs, associated with the lower revenues. Operating costs for Engineering & Project Solutions, which increased by $33.2 million for the six months ended June 30, 2014, consisted primarily of labor and related expenses.
For the Technical Services segment, operating costs as a percentage of revenue increased to 68.0% from 66.8% for the six months ended June 30, 2014 and 2013, respectively and increased to 67.6% from 65.0% for the three months ended June 30, 2014 and 2013, respectively. The percentage of operating costs to revenue for the three and six months ended June 30, 2014 was higher for this segment compared to the same period in 2013 primarily due to the lower revenues and change in service mix, as well as less efficient utilization of labor in the Americas and lower margins on certain projects in Asia-Pacific. These decreases were partially offset by the effect of higher revenues and improved utilization of labor in EMEA due to certain large projects completed in the three and six months ended June 30, 2014. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues were 93.3% for the six months ended June 30, 2014 compared to 93.2% in the same period in 2013 and were 93.5% for the three months ended June 30, 2014 compared to 94.2% for the same period in 2013. The types of services provided by the

Engineering & Project Solutions segment typically result in higher operating costs as a percentage of revenues than the Company’s Technical Services segment due to various factors, which the Company expects will continue for the foreseeable future. As a result, overall operating costs as a percentage of revenue increased to 75.2% from 68.1% for the six months ended June 30, 2014 and 2013, respectively, and increased to 74.7% from 66.2% for the three months ended June 30, 2014 and 2013, respectively. As 2014 will reflect the first full year of the FTS division’s operating results, the Company expects that the relationship of overall operating costs to revenues will not be comparable to the prior year percentages, but rather the Technical Services segment’s results will reflect better comparability to 2013 performance.
Depreciation and Amortization
For the three and six months ended June 30, 2014, depreciation and amortization expense increased $0.3 million and $0.5 million, respectively, when compared to the same periods in 2013, as a result of an increase in the average balance of depreciable property and equipment associated with $3.7 million of acquisition-related long-term and intangible assets combined with capital expenditures of approximately $9.9 million placed in service over the twelve-month period ended June 30, 2014. Changes related to foreign currency exchange rates had an insignificant impact on depreciation and amortization expense for the three and six months ended June 30, 2014. Depreciation and amortization expense associated with acquisition-related assets acquired in the twelve-month period ended June 30, 2014 was $0.2 million and $0.5 million for the three and six months ended June 30, 2014, respectively.
Selling, General and Administrative
For the six months ended June 30, 2014, selling, general and administrative expenses increased $8.7 million, or 20.9%, to $50.5 million, compared to $41.8 million for the six months ended June 30, 2013. This increase consisted of $5.2 million related to the Engineering & Project Solutions segment and $4.3 million related to the Technical Services segment, partially offset by decreases of $0.8 million associated with corporate-related (“Corporate”) expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $0.2 million, of which $0.5 million was related to unfavorable impacts in EMEA, partially offset by favorable impacts in Asia-Pacific of $0.3 million. Excluding the foreign currency exchange rate impact, the increase in selling, general and administrative costs within Technical Services consisted of increases of $4.3 million in the Americas, partially offset by decreases of $0.1 million each in EMEA and Asia-Pacific. Of the increase in selling, general and administrative expense in the Americas, approximately 58% was related to personnel and related costs associated with the buildout of the Company’s strategic global organizational structure with the remainder of the increase primarily attributable to higher professional fees and insurance costs. Selling, general and administrative expenses related to Corporate were down by $0.8 million during the six months ended June 30, 2014 compared with the same period in 2013, reflecting reductions in compensation-related expenses, partially offset by increases in rent and miscellaneous expenses. For the Engineering & Project Solutions segment, increases in selling, general and administrative costs for the six months ended June 30, 2014 were attributable to the August 2013 acquisition and primarily consisted of personnel and related costs and rent expense as well as approximately $0.2 million of certain direct costs associated with the integration of the FTS division.
For the three months ended June 30, 2014, selling, general and administrative expenses increased $3.4 million, or 15.2%, to $25.8 million, compared to $22.4 million for the three months ended June 30, 2013. This increase consisted of $2.6 million related to the Engineering & Project Solutions segment and $1.5 million related to the Technical Services segment, partially offset by decreases of $0.7 million related to Corporate. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $0.2 million, of which $0.3 million was related to unfavorable impacts in EMEA, partially offset by favorable impacts in Asia-Pacific of $0.1 million. Excluding the foreign currency exchange rate impact, the increase in selling, general and administrative costs within Technical Services consisted of increases of $1.7 million in the Americas, partially offset by decreases of $0.2 million each in Asia-Pacific and EMEA, respectively. Of the increase in selling, general and administrative expense in the Americas, approximately 50% was related to personnel and related costs associated with the buildout of the Company’s strategic global organizational structure with the remainder of the increase primarily attributable to higher professional fees and insurance costs . Selling, general and administrative expenses related to Corporate were down by $0.7 million during the six months ended June 30, 2014 compared with the same period in 2013, primarily reflecting reductions in compensation-related expenses. For the Engineering & Project Solutions segment, increases in selling, general and administrative costs for the three months ended June 30, 2014 were attributable to the August 2013 acquisition and primarily consisted of personnel and related costs and rent expense.
Selling, general and administrative costs as a percentage of revenues decreased to 17.6% and 18.6% for the three and six months ended June 30, 2014, respectively, compared to 20.6% and 21.2% for the three and six months ended June 30, 2013, respectively, principally as a result of the increased leverage on higher revenue levels, particularly those associated with the Engineering & Project Solutions segment as well as the EMEA and Asia-Pacific regions within Technical Services.

Other Income
Interest Income and Other Income (Expense), Net
For the three and six months ended June 30, 2014, interest income and other income (expense) changed unfavorably by $0.3 million and $0.8 million, respectively, when compared to the same periods in 2013 and was primarily related to fluctuations within foreign currency exchange gains and losses.
Interest Expense
For the three and six months ended June 30, 2014, consolidated interest expense increased by $0.2 million and $0.3 million, respectively compared to the same periods in 2013 primarily due to higher average outstanding debt related to an additional borrowing on the revolving credit facility in August 2013.
Income Taxes
For the three and six months ended June 30, 2014, the Company recorded income tax expense of $2.9 million and $3.8 million, respectively, compared to $4.4 million and $6.0 million for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014 and 2013, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.
Income tax expense as a percentage of income before income taxes was 39.3% and 40.8% for the three and six months ended June 30, 2014, respectively, compared to 39.4% and 39.0% for the three and six months ended June 30, 2013, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs, the funding of capital investments and the financing of internal growth.
Net cash provided by operating activities for the six months ended June 30, 2014 increased to $8.8 million from $2.5 million for the six months ended June 30, 2013. The increase in net cash provided by operating activities resulted from lower cash usage for working capital requirements, partially offset by a decrease in net income and non-cash items in the current-year period, when compared to the prior year. Changes in working capital, primarily associated with accounts receivable and accounts payable, decreased cash flows by approximately $2.9 million for the six months ended June 30, 2014 compared to $17.2 million for the same period in 2013.
Net cash used in investing activities decreased to $3.5 million for the six months ended June 30, 2014 from $7.7 million for the six months ended June 30, 2013 primarily due to a decrease in capital expenditures during the six months ended June 30, 2014 and no other investing activity cash outflows in the current-year period, whereas the prior-year period included acquisition-related investing cash outflows of $0.9 million. Capital expenditures decreased to $3.5 million for the six months ended June 30, 2014 from $6.8 million for the six months ended June 30, 2013.
Consolidated capital expenditures for the calendar year 2014 were initially budgeted at approximately $20.0 million; however, based on current projections, the Company does not expect capital expenditures to exceed $17.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2014 or thereafter. Capital expenditures during the year are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $1.1 million for the six months ended June 30, 2014 compared with $2.1 million for the six months ended June 30, 2013 and primarily reflected principal payments on acquisition-related notes payable in both periods. During the six months ended June 30, 2014, the Company made $0.9 million of principal payments compared with $2.2 million in the same period in 2013.
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
At both June 30, 2014 and December 31, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at June 30, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 to the Company’s consolidated financial statements for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at June 30, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $212.1 million as of June 30, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2014, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at June 30, 2014.
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

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. As of June 30, 2014 and December 31, 2013, $0.2 million remained outstanding, which is payable in installments of approximately $0.1 million due in both 2014 and 2015.
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
The Company committed to cost reduction initiatives during 2010 and 2012 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of June 30, 2014, the costs incurred since the inception of these two cost reduction initiatives totaled approximately $7.2 million. During the six months ended June 30, 2014, the Company incurred a reduction in restructuring costs of $0.1 million, but made no significant payments related to the initiatives. As of June 30, 2014, the remaining reserve associated with these initiatives totaled $0.4 million, all of which are expected to require cash payments and are expected to be paid in 2014. Total workforce reductions for the 2010 and 2012 cost reduction initiatives included terminations of 138 employees in the Company’s EMEA region of its Technical Services segment.
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
Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the six months ended June 30, 2014, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.
Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or six months ended June 30, 2014 or 2013.

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
As of December 31, 2013, the Company’s fair value substantially exceeded its carrying value in each of its two reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the six months ended June 30, 2014 that would warrant an additional impairment test in the current period. At each of June 30, 2014 and December 31, 2013, goodwill totaled $15.5 million. All goodwill is associated with the Technical Services operating segment.

Property, Plant and Equipment
The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of property, plant and equipment occurred during the three or six months ended June 30, 2014 or 2013.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Off-Balance Sheet Arrangements
The Company was not a party to any off-balance sheet arrangements at June 30, 2014 or December 31, 2013, or for the three and six months ended June 30, 2014 or 2013.

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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $59.3 million at June 30, 2014, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $39.3 million of the outstanding debt beginning April 29, 2014 through February 28, 2017. For more information on this swap, see Note 10 to the Company’s consolidated financial statements.
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the three and six months ended June 30, 2014 when compared to the three and six months ended June 30, 2013. The revenue impact was somewhat mitigated by similar exchange effects on operating costs, thereby reducing the exchange rate effect on operating income. The Company does not currently use foreign currency rate hedges.
Based on the six months ended June 30, 2014, foreign currency-based revenues and operating income of $80.2 million and $10.3 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $7.3 million and a reduction in operating income of $0.9 million.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2014. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both June 30, 2014 and December 31, 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors
During the three and six months ended June 30, 2014, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 5.	Other Information

(a)    As previously disclosed, Charles R. Cox has notified the Company of his intent to retire as Chief Executive Officer effective December 31, 2014. On July 30, 2014, the Company and Mr. Cox entered into an agreement associated with his planned retirement (the “Agreement”). In exchange for his satisfaction of the obligations set forth in the Agreement, upon separation of his employment:

•
Mr. Cox will receive cash payments totaling $820,000, to be paid by the Company pursuant to the payment schedule set forth in the Agreement. However, in the event Mr. Cox becomes entitled to payments under a separate change in control agreement with the Company, Mr. Cox will not be entitled to receive these cash payments;

•
Mr. Cox will become fully vested in all of his currently outstanding unvested stock options and outstanding unvested restricted stock units. Additionally, Mr. Cox will generally have one year from his separation date to exercise all outstanding stock options; and

•
Mr. Cox will be eligible to receive compensation under the Company’s 2014 incentive compensation program, but such compensation remains contingent upon the outcome of the previously established performance conditions related to the Company’s 2014 financial performance. Such compensation will be prorated in the event Mr. Cox separates from the Company prior to December 31, 2014 in accordance with the Agreement.

The Agreement includes an employment commitment and also addresses certain releases, waivers, non-disparagement and confidentiality provisions agreed to by the Company and Mr. Cox. The Agreement is subject to a seven-day revocation period by Mr. Cox, which ends August 6, 2014.

The foregoing is qualified in its entirety by reference to the Agreement, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

3.8*	By-laws of the Registrant, as amended and restated May 27, 2014.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

10.1*	Form of Furmanite Corporation Long-Term Incentive Agreement.

10.2*	Change in Control Agreement between the Company and Charles R. Cox, dated May 27, 2014.

10.3*	Change in Control Agreement between the Company and Robert S. Muff, dated May 27, 2014.

10.4*	Agreement between the Company and Charles R. Cox, dated July 30, 2014.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of July 31, 2014.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of July 31, 2014.

32.1**	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of July 31, 2014.

32.2**	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of July 31, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: July 31, 2014