Form 10-Q
period 2014-09-30
FURMANITE CORP
filed 2014-10-31
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 37,675,010 shares of the registrant’s common stock outstanding as of October 29, 2014.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,296	$33,240
Accounts receivable, trade (net of allowance for doubtful accounts of $899 and $1,014 as of September 30, 2014 and December 31, 2013, respectively)	105,649	106,853
Inventories, net:
Raw materials and supplies	25,949	25,202
Work-in-process	15,223	10,010
Finished goods	92	231
Deferred tax assets, current	8,681	8,665
Prepaid expenses and other current assets	9,398	12,494
Total current assets	207,288	196,695
Property and equipment	113,437	110,221
Less: accumulated depreciation and amortization	(60,635)	(54,874)
Property and equipment, net	52,802	55,347
Goodwill	15,648	15,524
Deferred tax assets, non-current	3,661	4,321
Intangible and other assets, net	10,940	13,280
Total assets	$290,339	$285,167
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,402	$2,111
Accounts payable	20,343	20,895
Accrued expenses and other current liabilities	39,784	38,312
Income taxes payable	1,238	1,205
Total current liabilities	63,767	62,523
Long-term debt, non-current	61,990	63,196
Net pension liability	15,983	17,905
Other liabilities	8,023	8,047
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,683,973 and 41,557,238 shares issued as of September 30, 2014 and December 31, 2013, respectively	4,826	4,811
Additional paid-in capital	137,548	135,881
Retained earnings	33,014	26,429
Accumulated other comprehensive loss	(16,799)	(15,612)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)
Total stockholders’ equity	140,576	133,496
Total liabilities and stockholders’ equity	$290,339	$285,167
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$124,129	$99,523	$395,312	$296,937
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	94,256	71,851	298,130	206,279
Depreciation and amortization expense	3,168	2,724	9,145	8,232
Selling, general and administrative expense	24,426	20,501	74,936	62,277
Total costs and expenses	121,850	95,076	382,211	276,788
Operating income	2,279	4,447	13,101	20,149
Interest income and other income (expense), net	172	(420)	(432)	(272)
Interest expense	(468)	(377)	(1,362)	(933)
Income before income taxes	1,983	3,650	11,307	18,944
Income tax expense	(921)	(1,530)	(4,722)	(7,499)
Net income	$1,062	$2,120	$6,585	$11,445

Earnings per common share:
Basic	$0.03	$0.06	$0.18	$0.31
Diluted	$0.03	$0.06	$0.17	$0.30
Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,659	37,431	37,615	37,392
Diluted	37,905	37,715	37,856	37,586
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,062	$2,120	$6,585	$11,445
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	—	18	—	(5)
Net gain (loss) arising during period	1,263	(949)	838	1,150
Less: Amortization of prior service credit included in net periodic pension cost	—	(24)	—	(71)
Defined benefit pension plans, net	1,263	(955)	838	1,074
Cash flow hedges:
Gain (loss) on interest rate swap	108	(253)	(124)	250
Less: Reclassification of realized loss on interest rate swap included in interest expense	59	—	99	—
Cash flow hedges, net	167	(253)	(25)	250
Foreign currency translation adjustments	(3,499)	2,406	(1,832)	(1,137)
Total other comprehensive income (loss) before tax	(2,069)	1,198	(1,019)	187
Income tax benefit (expense) related to components of other comprehensive income (loss)	(336)	331	(168)	(358)
Other comprehensive income (loss), net of tax	(2,405)	1,529	(1,187)	(171)
Comprehensive income (loss)	$(1,343)	$3,649	$5,398	$11,274
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2014 (Unaudited) and Year Ended December 31, 2013
(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2013	41,329,538	4,008,963	$4,783	$134,521	$12,402	$(14,614)	$(18,013)	$119,079
Net income	—	—	—	—	14,027	—	—	14,027
Stock-based compensation, stock option exercises and vesting of restricted stock	227,700	—	28	1,360	—	—	—	1,388
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(97)	—	(97)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	132	—	132
Foreign currency translation adjustment	—	—	—	—	—	(1,033)	—	(1,033)
Balances at December 31, 2013	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
Net income	—	—	—	—	6,585	—	—	6,585
Stock-based compensation, stock option exercises and vesting of restricted stock	126,735	—	15	1,667	—	—	—	1,682
Change in pension net actuarial loss, net of tax	—	—	—	—	—	660	—	660
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(15)	—	(15)
Foreign currency translation adjustment	—	—	—	—	—	(1,832)	—	(1,832)
Balances at September 30, 2014	41,683,973	4,008,963	$4,826	$137,548	$33,014	$(16,799)	$(18,013)	$140,576
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$6,585	$11,445
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	9,145	8,232
Provision for doubtful accounts	27	149
Stock-based compensation expense	1,748	1,369
Deferred income taxes	474	4,630
Other, net	(674)	38
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	932	(13,207)
Inventories	(5,947)	(6,037)
Prepaid expenses and other current assets	4,409	2,355
Accounts payable	(659)	(1,771)
Accrued expenses and other current liabilities	1,406	4,542
Income taxes payable	(1,535)	(199)
Other, net	32	(340)
Net cash provided by operating activities	15,943	11,206
Investing activities:
Capital expenditures	(5,172)	(13,496)
Acquisition of businesses	(265)	(16,695)
Proceeds from sale of assets	17	30
Net cash used in investing activities	(5,420)	(30,161)
Financing activities:
Proceeds from issuance of debt	—	20,000
Payments on debt	(916)	(2,180)
Issuance of common stock	148	332
Other	(214)	(61)
Net cash (used in) provided by financing activities	(982)	18,091
Effect of exchange rate changes on cash	(485)	(623)
Increase (decrease) in cash and cash equivalents	9,056	(1,487)
Cash and cash equivalents at beginning of period	33,240	33,185
Cash and cash equivalents at end of period	$42,296	$31,698
Supplemental cash flow information:
Cash paid for interest	$1,081	$805
Cash paid for income taxes, net of refunds received	$5,012	$1,747
Non-cash investing and financing activities:
Issuance of notes payable related to acquisition of businesses	$—	$5,801
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or nine months ended September 30, 2014 or 2013.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, which requires an asset and liability approach for the financial accounting and reporting of income taxes. Under this method, deferred income taxes are recognized for the expected future tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. These balances are measured using the enacted tax rates expected to apply in the year(s) in which these temporary differences are expected to reverse. The effect on deferred income taxes of a change in tax rates is recognized as an income tax expense or benefit in the period when the change is enacted.

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

2. Acquisition

On August 30, 2013, Furmanite America, Inc. (“Furmanite America”), a wholly owned subsidiary of the Company, completed the acquisition of certain assets and the assumption of certain liabilities, all of which relate to operations in the Americas, of the Engineering and Construction segment of ENGlobal Corporation (“ENGlobal”) for a total consideration of approximately $18.8 million. In conjunction with the closing of the transaction, the Company’s Furmanite Technical Solutions division was formed, which is included within the Company’s Engineering & Project Solutions segment. Assets purchased and liabilities assumed by Furmanite America include working capital assets and liabilities, property and equipment, intangible assets and lease obligations. The purchase was made pursuant to an Asset Purchase Agreement (“APA”) dated July 15, 2013, with an amendment to the APA reducing the purchase price for the changes in the estimated net working capital balance and $0.5 million, and finalizing the terms and conditions of the transaction. On August 30, 2013, Furmanite America made a cash payment of approximately $15.8 million for the estimated acquired net working capital, net of reserves. The working capital payment is subject to adjustment, which was initially to be determined within 90 days from the close of the transaction, for any changes based upon the final balance sheet, however, by mutual agreement of the parties, the determination date has been extended. In addition, Furmanite America entered into a four-year 4% interest per annum promissory note with ENGlobal in the principal amount of $3.0 million. In connection with the acquisition, the Company borrowed $20.0 million on its existing revolving credit facility, principally to fund the purchase of the acquired working capital, with the remaining funds to be available to cover any transitional initial cash flow needs.

The following amounts represent the fair value of the assets acquired and liabilities assumed (in thousands):

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

For both the three and nine months ended September 30, 2013, the consolidated statements of income include operating revenues of $9.5 million attributable to the acquisition since the date of closing. The effect of the acquisition on net income was insignificant for the three and nine months ended September 30, 2013.

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

Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$1,062	$2,120	$6,585	$11,445

Basic weighted-average common shares outstanding	37,659	37,431	37,615	37,392
Dilutive effect of common stock equivalents	246	284	241	194
Diluted weighted-average common shares outstanding	37,905	37,715	37,856	37,586

Earnings per share:
Basic	$0.03	$0.06	$0.18	$0.31
Dilutive	$0.03	$0.06	$0.17	$0.30
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	395	565	323	862

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Compensation and benefits	$25,467	$26,557
Customer deposits	2,966	1,370
Estimated potential uninsured liability claims	1,934	1,934
Value added tax payable	1,802	1,622
Taxes other than income	1,723	1,621
Leases	1,692	1,478
Professional, audit and legal fees	1,117	1,451
Other employee related expenses	657	373
Interest	322	141
Other	2,104	1,765
	$39,784	$38,312

5. Restructuring

The Company committed to certain cost reduction initiatives during 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company took these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.

2010 Cost Reduction Initiative

The Company committed to a cost reduction initiative in 2010 (the “2010 Cost Reduction Initiative”), primarily related to the restructuring of certain functions within the Company’s EMEA operations (which include operations in Europe, the Middle East and Africa) in order to improve the operational and administrative efficiency of its EMEA operations. The Company had substantially completed the 2010 Cost Reduction Initiative at the end of 2012, with total costs incurred since its inception of approximately $3.9 million. As of September 30, 2014, future cash payments of approximately $0.3 million are expected in connection with this initiative, all of which are expected to be paid within the next twelve months. The Company incurred a reduction in restructuring costs of $0.1 million during the nine months ended September 30, 2014 related to this initiative. There were no restructuring costs incurred during the three months ended September 30, 2014 or 2013 nor for the nine months ended September 30, 2013 related to this initiative.

2012 Cost Reduction Initiative

In 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company has taken these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in the wake of the continued challenging economic conditions in the region. The Company had substantially completed the 2012 Cost Reduction Initiative at the end of 2012, with total restructuring costs incurred since inception of approximately $3.3 million, which primarily related to one-time termination benefits. Future cash payments in connection with this initiative are expected to be insignificant. There were no restructuring costs incurred for either the three or nine months ended September 30, 2014 or 2013 related to this initiative.

Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

The activity related to reserves associated with the cost reduction initiatives for the nine months ended September 30, 2014, is as follows (in thousands):

	Reserve at December 31, 2013	Charges (Adjustments)	Cash (payments) refunds	Foreign currency adjustments	Reserve at September 30, 2014
2010 Cost Reduction Initiative
Severance and benefit costs	$330	$(55)	$57	$(23)	$309
Lease termination costs	24	—	—	(1)	23
Other restructuring costs	1	—	—	—	1
2012 Cost Reduction Initiative
Severance and benefit costs	2	—	—	—	2
Lease termination costs	34	—	—	(2)	32
Other restructuring costs	—	—	—	—	—
Total	$391	$(55)	$57	$(26)	$367

Total workforce reductions related to the 2010 and 2012 Cost Reduction Initiatives included terminations of 138 employees, all of which are related to the EMEA region of the Company’s Technical Services segment.

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Borrowings under the revolving credit facility (the “Credit Agreement”)	$59,300	$59,300
Capital leases	13	23
Notes payable	4,896	5,801
Other debt	183	183
Total long-term debt	64,392	65,307
Less: current portion of long-term debt	(2,402)	(2,111)
Total long-term debt, non-current	$61,990	$63,196

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

At both September 30, 2014 and December 31, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at September 30, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at September 30, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $209.0 million as of September 30, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2014, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at September 30, 2014.

Notes Payable and Other Debt

On August 30, 2013, in connection with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and is due in four equal annual installments of $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.

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

In 2012, the Company incurred $1.4 million of debt in connection with an asset purchase. As of September 30, 2014 and December 31, 2013, $0.2 million remained outstanding, which is payable in installments of approximately $0.1 million due in both 2014 and 2015.

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

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$76	$218	$233	$656
Interest cost	1,025	861	3,082	2,577
Expected return on plan assets	(1,102)	(881)	(3,315)	(2,635)
Amortization of prior service credit	—	(24)	—	(71)
Amortization of net actuarial loss	125	334	377	998
Net periodic pension cost	$124	$508	$377	$1,525

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 6.2% overall, 7.6% for equities and 4.1% for bonds. The Company expects to contribute $1.7 million to the pension plan for 2014, of which $1.3 million has been contributed through September 30, 2014.

8. Stock-Based Compensation

The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three and nine months ended September 30, 2014, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangements was $0.9 million and $1.7 million, respectively, and $0.7 million and $1.4 million for the three and nine months ended September 30, 2013, respectively. Included in compensation cost for the three and nine months ended September 30, 2014 is $0.5 million in expense associated with the modification of certain outstanding equity awards pursuant to the provisions of a retirement agreement with a Company executive entered into during the third quarter of 2014. Under the terms of such modification, the executive’s nonvested awards will vest upon continued provision of service through the end of 2014. Additionally, the exercise period of certain outstanding stock options will be extended to allow for exercise up to one year after the executive’s retirement. The total cost of the modification was $1.0 million and is being recognized over the requisite service period of the modified awards through the end of 2014.

During the first quarter of 2014, the Company granted an aggregate of 24,000 shares of restricted stock awards to its outside directors at a grant date fair value of $11.58 per share, while 20,000 shares of restricted stock awards granted previously to the outside directors vested. Additionally, the vesting of 44,364 restricted stock units previously granted to employees resulted in the issuance of 32,386 shares of common stock, net of 11,978 shares that were withheld for tax obligations of the grantees, as allowed under the plan. During the second quarter of 2014, the Company granted to certain employees an aggregate of 214,418 restricted stock units and options to purchase an aggregate of 133,866 shares of its common stock with a weighted-average grant date fair value of $10.85 and $6.24 per share, respectively. Of the total restricted stock units granted, 65,381 are subject to forfeiture unless certain performance objectives are achieved. During the third quarter of 2014, the Company granted 10,000 shares of restricted stock awards to an outside director at a grant date fair value of $10.32 per share.

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

The aggregate fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2014 and 2013 was $0.7 million and $0.5 million, respectively. No restricted stock or restricted stock units vested during the three months ended September 30, 2014 or 2013.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of September 30, 2014, the total unrecognized compensation expense related to stock options and restricted stock awards was $1.6 million and $3.2 million, respectively.

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30, 2014	December 31, 2013
Defined benefit pension items	$(20,686)	$(21,524)
Less: deferred tax benefit	4,396	4,574
Net of tax	(16,290)	(16,950)
Interest rate swap	195	220
Less: deferred tax liability	(78)	(88)
Net of tax	117	132
Foreign currency translation adjustment	(626)	1,206
Total accumulated other comprehensive loss	$(16,799)	$(15,612)

Changes in accumulated other comprehensive loss by component in the consolidated statements of comprehensive income (loss) include the following for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2014
Beginning balance, net	$(17,284)	$17	$2,873	$(14,394)
Other comprehensive income (loss) before reclassifications[1]	895	65	(3,499)	(2,539)
Amounts reclassified from accumulated other comprehensive loss2 3	99	35	—	134
Net other comprehensive income (loss)	994	100	(3,499)	(2,405)
Ending balance, net	$(16,290)	$117	$(626)	$(16,799)

Three Months Ended September 30, 2013
Beginning balance, net	$(15,312)	$302	$(1,304)	$(16,314)
Other comprehensive income (loss) before reclassifications[1]	(961)	(152)	2,406	1,293
Amounts reclassified from accumulated other comprehensive loss[2] [3]	236	—	—	236
Net other comprehensive income (loss)	(725)	(152)	2,406	1,529
Ending balance, net	$(16,037)	$150	$1,102	$(14,785)

Nine months ended September 30, 2014
Beginning balance, net	$(16,950)	$132	$1,206	$(15,612)
Other comprehensive loss before reclassifications[1]	362	(74)	(1,832)	(1,544)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	298	59	—	357
Net other comprehensive income (loss)	660	(15)	(1,832)	(1,187)
Ending balance, net	$(16,290)	$117	$(626)	$(16,799)

Nine months ended September 30, 2013
Beginning balance, net	$(16,853)	$—	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	111	150	(1,137)	(876)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	705	—	—	705
Net other comprehensive income (loss)	816	150	(1,137)	(171)
Ending balance, net	$(16,037)	$150	$1,102	$(14,785)
____________________________

1
Net of tax expense (benefit) for the defined benefit pension plans of $0.2 million and $0.1 million for three and nine months ended September 30, 2014, respectively, and $(0.3) million for the three months ended September 30, 2013. Tax expense was insignificant for defined benefit pension plans for the nine months end September 30, 2013. Net of tax expense (benefit) for the interest rate swap, which was insignificant for the periods presented.

2
Net of tax expense for the defined benefit pension plans, which was insignificant for the three months ended September 30, 2014, $0.1 million for the nine months ended September 30, 2014 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. Net of tax expense for the interest rate swap, which was insignificant for the three and nine months ended September 30, 2014.

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

The following table summarizes the terms of the interest rate swap outstanding at September 30, 2014 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	April 29, 2014	February 28, 2017	0.75%	1 Month LIBOR	$39,300

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		September 30, 2014		September 30, 2014
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	195	Other liabilities	—
Total			$195		$—

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2013		December 31, 2013
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	220	Other liabilities	—
Total			$220		$—

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

Amounts reported in other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At September 30, 2014, the Company estimates that approximately $0.2 million will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (loss) (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amount of income (loss) recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$65	$(152)	$(74)	$150
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	(35)	—	(59)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—	—

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

11. Income Taxes

For the nine months ended September 30, 2014 and 2013, the Company recorded income tax expense of $4.7 million and $7.5 million, respectively. For the three months ended September 30, 2014 and 2013, the Company recorded income tax expense of $0.9 million and $1.5 million, respectively. For these periods, income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was 41.8% and 39.6% for the nine months ended September 30, 2014 and 2013, respectively, and 46.4% and 41.9% for the three months ended September 30, 2014 and 2013, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2014 is as follows (in thousands):

Balance at December 31, 2013	$1,139
Additions based on tax positions of current year	147
Reductions for tax positions of prior years	(349)
Reductions due to lapses of statutes of limitations	—
Balance at September 30, 2014	$937

Unrecognized tax benefits at September 30, 2014 and December 31, 2013 of $0.9 million and $1.1 million, respectively, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three or nine months ended September 30, 2014 or 2013 related to underpayments of income taxes or uncertain tax positions.

12. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.9 million as of both September 30, 2014 and December 31, 2013. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America litigation, were recorded in accrued expenses and other current liabilities as of both September 30, 2014 and December 31, 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three and nine months ended September 30, 2014 and 2013 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate	Reconciling Items	Total
Three months ended September 30, 2014:
Revenues from external customers[1]	$85,762	$38,367	$—	$—	$124,129
Intersegment revenues[2]	—	60	—	(60)	—

Operating income (loss)[3] [4]	$7,832	$135	$(5,688)	$—	$2,279

Three months ended September 30, 2013:
Revenues from external customers[1]	$84,915	$14,608	$—	$—	$99,523
Intersegment revenues[2]	—	2	—	(2)	—

Operating income (loss)[3] [4]	$8,647	$(229)	$(3,971)	$—	$4,447

Nine months ended September 30, 2014
Revenues from external customers[1]	$279,801	$115,511	$—	$—	$395,312
Intersegment revenues[2]	—	177	—	(177)	—
Operating income (loss)[3] [4]	$29,781	$(1,212)	$(15,468)	$—	$13,101

Nine months ended September 30, 2013:
Revenues from external customers[1]	$272,622	$24,315	$—	$—	$296,937
Intersegment revenues[2]	—	2	—	(2)	—
Operating income (loss)[3] [4]	$34,983	$(195)	$(14,639)	$—	$20,149
____________________________

1
Included in the Technical Services and Engineering & Project Solutions segments are total United States revenues of $86.6 million and $277.6 million for the three and nine months ended September 30, 2014, respectively, and $64.6 million and $196.2 million for the three and nine months ended September 30, 2013, respectively. Included in the Technical Services segment above are United Kingdom revenues of $16.2 million and $53.1 million for the three and nine months ended September 30, 2014, respectively, and $13.2 million and $40.1 million for the three and nine months ended September 30, 2013, respectively.

2	Reconciling items represent eliminations or reversals of transactions between reportable segments.

3
Corporate represents certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments. For both the three and nine months ended September 30, 2014, Corporate includes approximately $0.9 million in incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive.

4
The Engineering & Project Solutions segment includes approximately $0.3 million and $0.5 million of direct costs associated with management transition and integration of the Furmanite Technical Solutions division for the three and nine months ended September 30, 2014, respectively, and approximately $0.1 million for both the three and nine months ended September 30, 2013.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	September 30, 2014	December 31, 2013
Total long-lived assets
United States	$47,423	$51,646
United Kingdom	5,179	5,172
All other	8,559	9,228
Total long-lived assets	$61,161	$66,046

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Interest rate swap asset	$195	$—	$195	$—

December 31, 2013
Interest rate swap asset	$220	$—	$220	$—

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 10 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of September 30, 2014 and December 31, 2013 approximated the carrying value. These fair values were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2014 or 2013.

The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at September 30, 2014, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

FURMANITE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Report.

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

Financial Overview

Consolidated revenues increased $24.6 million, or 24.7%, to $124.1 million for the three months ended September 30, 2014 and increased $98.4 million, or 33.1%, to $395.3 million for the nine months ended September 30, 2014, compared to the prior year periods. The higher revenues were attributable to a combination of increases from the Company’s Engineering & Project Solutions segment, which was formed following two acquisitions in the prior year, resulting in the creation of the FTS division in August 2013, as well as increases in off-line services in both the EMEA and Asia-Pacific regions of the Technical Services segment, including higher bolting, on-site machining, heat treatment and valve repair service revenues. These increases were partially offset by lower Technical Services revenues in the Americas, primarily within off-line services, reflecting customer delays and postponements experienced, including the impacts of severe winter weather earlier in 2014. The operating results for the three and nine months ended September 30, 2014 were impacted by higher selling, general and administrative costs, reflecting the effects of the acquisition, integration and transitional effects of the new Engineering & Project Solutions segment as well as additional personnel and related costs associated with the buildout of the Company’s strategic global organizational structure. These impacts were partially offset by the improved performance in the EMEA region of the Technical Services segment during the nine months ended September 30, 2014 and in the Asia-Pacific region during both the three and nine months ended September 30, 2014, reflecting the completion of certain large projects. The net effect of these factors resulted in operating income of $2.3 million and $13.1 million for the three and nine months ended September 30, 2014, respectively, compared to operating income of $4.4 million and $20.1 million for the three and nine months ended September 30, 2013, respectively.

Net income for the three and nine months ended September 30, 2014 was $1.1 million and $6.6 million, respectively, compared to $2.1 million and $11.4 million for the three and nine months ended September 30, 2013, respectively. The Company’s diluted earnings per share for the three and nine months ended September 30, 2014 were $0.03 and $0.17, respectively, compared to $0.06 and $0.30 for the three and nine months ended September 30, 2013, respectively.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues	$124,129	$99,523	$395,312	$296,937
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	94,256	71,851	298,130	206,279
Depreciation and amortization expense	3,168	2,724	9,145	8,232
Selling, general and administrative expense	24,426	20,501	74,936	62,277
Total costs and expenses	121,850	95,076	382,211	276,788
Operating income	2,279	4,447	13,101	20,149
Interest income and other income (expense), net	172	(420)	(432)	(272)
Interest expense	(468)	(377)	(1,362)	(933)
Income before income taxes	1,983	3,650	11,307	18,944
Income tax expense	(921)	(1,530)	(4,722)	(7,499)
Net income	$1,062	$2,120	$6,585	$11,445

Earnings per common share:
Basic	$0.03	$0.06	$0.18	$0.31
Diluted	$0.03	$0.06	$0.17	$0.30

Additional Revenue Information:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Technical Services:
On-line services	$33,325	$33,141	$104,940	$102,706
Off-line services	38,063	40,128	136,098	134,348
Other services	14,374	11,646	38,763	35,568
Total Technical Services	85,762	84,915	$279,801	$272,622
Engineering & Project Solutions	38,367	14,608	$115,511	$24,315
Total revenues	$124,129	$99,523	$395,312	$296,937

Additional Operating Income (Loss) Information:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Technical Services:
Americas	$3,694	$5,427	$15,190	$26,052
EMEA	2,369	2,538	10,019	6,339
Asia-Pacific	1,769	682	4,572	2,592
Total Technical Services	7,832	8,647	29,781	34,983
Engineering & Project Solutions[1]	135	(229)	(1,212)	(195)
Corporate[2]	(5,688)	(3,971)	(15,468)	(14,639)
Total operating income	$2,279	$4,447	$13,101	$20,149
____________________________

1
Includes approximately $0.3 million and $0.5 million of direct costs associated with management transition and integration of the Furmanite Technical Solutions division for the three and nine months ended September 30, 2014, respectively, and $0.1 million for both the three and nine months ended September 30, 2013.

2
Includes approximately $0.9 million of incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive for the the three and nine months ended September 30, 2014.

Business Segment and Geographical Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
Technical Services
Americas	$49,619	$52,153	$165,792	$177,553
EMEA	24,258	24,984	81,701	69,983
Asia-Pacific	11,885	7,778	32,308	25,086
Total Technical Services	85,762	84,915	279,801	272,622
Engineering & Project Solutions[1]	38,367	14,608	115,511	24,315
Total revenues	124,129	99,523	395,312	296,937
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	34,250	35,387	112,342	118,037
EMEA	17,048	17,354	56,566	48,517
Asia-Pacific	8,119	5,322	22,425	16,886
Total Technical Services	59,417	58,063	191,333	183,440
Technical Services operating costs as percentage of its revenue	69.3%	68.4%	68.4%	67.3%
Engineering & Project Solutions[1]	34,839	13,788	106,797	22,839
Total operating costs (exclusive of depreciation and amortization)	94,256	71,851	298,130	206,279
Operating costs as a percentage of revenue	75.9%	72.2%	75.4%	69.5%
Depreciation and amortization expense
Technical Services
Americas	1,760	1,597	5,067	4,799
EMEA	451	443	1,331	1,422
Asia-Pacific	291	314	827	993
Total Technical Services	2,502	2,354	7,225	7,214
Engineering & Project Solutions	489	238	1,453	538
Corporate	177	132	467	480
Total depreciation and amortization expense	3,168	2,724	9,145	8,232
Depreciation and amortization expense as a percentage of revenue	2.6%	2.7%	2.3%	2.8%
Selling, general and administrative expense
Technical Services
Americas	9,915	9,742	33,193	28,665
EMEA	4,390	4,649	13,785	13,705
Asia-Pacific	1,706	1,460	4,484	4,615
Total Technical Services	16,011	15,851	51,462	46,985
Engineering & Project Solutions[2]	2,904	811	8,473	1,133
Corporate[3]	5,511	3,839	15,001	14,159
Total selling general and administrative expense	24,426	20,501	74,936	62,277
Selling, general and administrative expense as a percentage of revenue	19.7%	20.6%	19.0%	21.0%
Total costs and expenses	$121,850	$95,076	$382,211	$276,788
____________________________

1	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

2
Includes approximately $0.3 million and $0.5 million of direct costs associated with management transition and integration of the Furmanite Technical Solutions division for the three and nine months ended September 30, 2014, respectively, and $0.1 million for both the three and nine months ended September 30, 2013.

3
Includes approximately $0.9 million of incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive for the the three and nine months ended September 30, 2014.

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes intercompany transactions and any allocation of headquarter costs.

Revenues

For the nine months ended September 30, 2014, consolidated revenues increased by $98.4 million, or 33.1%, to $395.3 million, compared to $296.9 million for the nine months ended September 30, 2013. The increase in revenues resulted from a combination of higher revenues in the Engineering & Project Solutions segment, which increased $91.2 million during the nine months ended September 30, 2014, as well as higher Technical Services revenues, which increased $7.2 million compared to the same period in 2013. Within Technical Services, changes related to foreign currency exchange rates favorably impacted revenues by $2.7 million, of which $4.0 million was related to favorable impacts in EMEA, partially offset by $1.1 million and $0.2 million of unfavorable impacts in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services increased by $4.5 million, or 1.6%, for the nine months ended September 30, 2014 compared to the same period in 2013. This $4.5 million increase in revenues consisted of increases of $8.3 million and $7.7 million in Asia-Pacific and EMEA, respectively, but was partially offset by a decrease of $11.5 million in the Americas. The higher revenues in Asia-Pacific were primarily attributable to volume increases within off-line services, which increased approximately 71% compared to the same period in 2013 and were primarily related to certain large projects that were completed during the nine months ended September 30, 2014. These increases in off-line services included increases in bolting services, which increased in volume by approximately 63%, as well as higher on-site machining and valve repair service revenues. Increases in off-line services in Asia-Pacific were partially offset by lower revenues within on-line services, which primarily consisted of volume decreases in hot tapping and leak sealing services. The increase in Technical Service revenues in EMEA was a result of volume increases in off-line services, which increased approximately 20% compared to the same period in 2013, as well as volume increases on-line services. These increases were attributable to certain large projects that were completed during the nine months ended September 30, 2014. The increase in off-line services was primarily related to volume increases in on-site machining and heat treatment, which together represented approximately 69% of the increase in off-line services, as well as volume increases in valve repair. Within on-line services in EMEA, the increase in revenues was attributable to volume increases in composite repair and other on-line services, partially offset by lower line stopping service revenues. In the Americas, the decrease in Technical Services revenues was primarily attributable to decreases within off-line services, reflecting customer delays and postponements experienced during the nine months ended September 30, 2014, including the impacts of severe winter weather in early 2014. In addition, several large projects were completed in the nine months ended September 30, 2013, which did not recur during the nine months ended September 30, 2014. Within off-line services, the decreased revenues were primarily attributable to volume decreases in bolting, heat treatment and on-site machining revenues, partially offset by moderate increases in valve repair revenues. These decreases in off-line services were partially offset by increased revenues from on-line services. Within on-line services, volume increases in non-destructive testing and inspection services were partially offset by volume decreases in leak sealing, hot tapping and other on-line services.

Revenues from the Engineering & Project Solutions segment, substantially all of which relate to the Americas, were $115.5 million during the nine months ended September 30, 2014, compared to $24.3 million for the same period in 2013. The increase in revenues is a result of an acquisition in August 2013, which added in-plant and in-office engineering services to this segment. The 2013 revenues in this segment primarily related to process management inspection services that were added in early 2013 as a result of an acquisition as well as $9.5 million in revenues related to the August 2013 acquisition.

For the three months ended September 30, 2014, consolidated revenues increased by $24.6 million, or 24.7%, to $124.1 million, compared to $99.5 million for the three months ended September 30, 2013. The growth in revenues was primarily attributable to the Engineering & Project Solutions segment, which contributed $23.8 million to the increase in revenues during the three months ended September 30, 2014. In addition, Technical Services revenues increased $0.8 million compared to the same period in 2013. Within Technical Services, changes related to foreign currency exchange rates favorably impacted revenues by $1.3 million, of which $1.1 million and $0.3 million were related to favorable impacts in EMEA and Asia-Pacific, respectively, partially offset by $0.1 million of unfavorable impacts in the Americas. Excluding the foreign currency exchange rate impact, revenues within Technical Services decreased by $0.5 million for the three months ended September 30, 2014 compared to the same period in 2013. This $0.5 million decrease in revenues consisted of decreases of $2.5 million and $1.8 million in the Americas and EMEA, respectively, but was largely offset by an increase of $3.8 million in Asia-Pacific. In the Americas, the decrease in Technical Services revenues for the three months ended September 30, 2014 was primarily attributable to decreases within off-line services, partially offset by higher revenues from on-line and other services. The decrease in off-line services was primarily attributable to volume decreases in bolting and on-site machining services. Within on-line services, volume increases in non-destructive testing and inspection services were partially offset by volume decreases in leak sealing and composite repair services. In EMEA, the decrease in Technical Service revenues for the three months ended September 30, 2014 was a result of volume decreases in both on-line and off-line services. The decrease in on-line services was primarily related to volume decreases in leak sealing services, while the decrease in off-line services was primarily attributable to volume decreases in on-site machining and heat treatment services, partially offset by volume increases in bolting services. In Asia-Pacific, the increased Technical Service revenues were primarily attributable increases within off-line services, which doubled in volume compared to the same period in 2013 and were primarily attributable to certain large projects that were completed during the three months ended September 30, 2014. These increases were partially offset by lower revenues from on-line services, primarily reflecting volume decreases in hot tapping and leak sealing services.

Revenues from the Engineering & Project Solutions segment were $38.4 million during the three months ended September 30, 2014, compared to $14.6 million for the same period in 2013. The increase in revenues is a result of an acquisition in August 2013, which added in-plant and in-office engineering services to this segment as well as increases in process management inspection services. The revenues for the three months ended September 30, 2013 for this segment included $9.5 million attributable to the August 2013 acquisition.

Operating Costs (exclusive of depreciation and amortization)

For the nine months ended September 30, 2014, operating costs increased $91.8 million, or 44.5%, to $298.1 million, compared to $206.3 million for the nine months ended September 30, 2013. The increase was attributable to higher operating costs from the Engineering & Project Solutions segment of $83.9 million, reflecting the addition of the FTS division, as well as higher Technical Services operating costs of $7.9 million. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $1.6 million, of which $2.6 million was related to unfavorable impacts from EMEA, partially offset by favorable impacts of $0.8 million and $0.2 million in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services increased $6.3 million, or 3.4%, for the nine months ended September 30, 2014, compared to the same period in 2013. This change consisted of increases of $5.4 million and $6.4 million in EMEA and Asia-Pacific, respectively, partially offset by a decrease of $5.5 million in the Americas. Of the increase in operating costs in EMEA and Asia-Pacific, approximately 77% and 86%, respectively, related to higher labor and material costs, with the remainder primarily attributable to higher travel and equipment leasing costs, consistent with the higher revenues. The decrease in operating costs in the Americas was primarily related to lower labor and materials costs, associated with the lower revenues. Operating costs for Engineering & Project Solutions, which increased by $83.9 million for the nine months ended September 30, 2014, consisted primarily of labor and related expenses.

For the three months ended September 30, 2014, operating costs increased $22.4 million, or 31.2%, to $94.3 million, compared to $71.9 million for the three months ended September 30, 2013. The increase was attributable to higher operating costs from the Engineering & Project Solutions segment of $21.1 million, reflecting the addition of the FTS division, as well as higher Technical Services operating costs of $1.3 million. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $0.8 million, of which $0.7 million and $0.2 million were related to unfavorable impacts from EMEA and Asia-Pacific, respectively, partially offset by favorable impacts of $0.1 million in the Americas. Excluding the foreign currency exchange rate impact, operating costs within Technical Services increased $0.5 million, or 0.9%, for the three months ended September 30, 2014, compared to the same period in 2013. This change consisted of an increase of $2.6 million in the Asia-Pacific, partially offset by decreases of $1.1 million and $1.0 million in the Americas and EMEA, respectively. In Asia-Pacific, approximately 87% of the increase in operating costs was attributable to higher labor costs with the balance of the increase due to higher travel and equipment leasing expenses, attributable to the higher revenues. The decrease in operating costs in the Americas was primarily related to lower labor and travel costs, associated with the lower revenues but was partially offset by higher material costs. Substantially all of the decrease in operating costs in EMEA was related to lower labor related costs, consistent with the decrease revenues. Operating costs for Engineering & Project Solutions, which increased by $21.1 million for the three months ended September 30, 2014, consisted primarily of labor and related expenses.

For the Technical Services segment, operating costs as a percentage of revenue increased to 68.4% from 67.3% for the nine months ended September 30, 2014 and 2013, respectively and increased to 69.3% from 68.4% for the three months ended September 30, 2014 and 2013, respectively. The percentage of operating costs to revenue for the nine months ended September 30, 2014 was higher for this segment compared to the same period in 2013 due to a change in the blend of revenues as lower revenues in the Americas were somewhat mitigated by higher revenues in Asia-Pacific and EMEA but with lower margins on certain projects during the period. For the three months ended September 30, 2014, the percentage of operating costs to revenue was higher for the Technical Services segment compared to the same period in 2013 primarily due to the lower revenues and change in service mix, primarily in the Americas. These decreases were partially offset by the effect of higher revenues in Asia-Pacific due to certain large projects completed in the three and nine months ended September 30, 2014. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues were 92.5% for the nine months ended September 30, 2014 compared to 93.9% in the same period in 2013 and were 90.8% for the three months ended September 30, 2014 compared to 94.4% for the same period in 2013. The improvements in both periods primarily reflect improved utilization of labor. The types of services provided by the Engineering & Project Solutions segment typically result in higher operating costs as a percentage of revenues than the Company’s Technical Services segment due to various factors, which the Company expects will continue for the foreseeable future. As a result, overall operating costs as a percentage of revenue increased to 75.4% from 69.5% for the nine months ended September 30, 2014 and 2013, respectively, and increased to 75.9% from 72.2% for the three months ended September 30, 2014 and 2013, respectively. As 2014 will reflect the first full year of the FTS division’s operating results, the Company expects that the relationship of overall operating costs to revenues will not be comparable to the prior year percentages, but rather the Technical Services segment’s results will reflect better comparability to 2013 performance.

Depreciation and Amortization

For the three and nine months ended September 30, 2014, depreciation and amortization expense increased $0.4 million and $0.9 million, respectively, when compared to the same periods in 2013, primarily as a result of the August 2013 acquisition and an increase in the average balance of depreciable property and equipment associated with capital expenditures of approximately $10.7 million placed in service over the twelve-month period ended September 30, 2014. Changes related to foreign currency exchange rates had an insignificant impact on depreciation and amortization expense for the three and nine months ended September 30, 2014.

Selling, General and Administrative
For the nine months ended September 30, 2014, selling, general and administrative expenses increased $12.6 million, or 20.3%, to $74.9 million, compared to $62.3 million for the nine months ended September 30, 2013. This increase consisted of $7.3 million related to the Engineering & Project Solutions segment, $4.5 million related to the Technical Services segment and $0.8 million associated with corporate-related (“Corporate”) expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $0.4 million, of which $0.6 million was related to unfavorable impacts in EMEA, partially offset by favorable impacts in Asia-Pacific of $0.2 million. Excluding the foreign currency exchange rate impact, the increase in selling, general and administrative costs within Technical Services consisted of increases of $4.5 million and $0.1 million in the Americas and Asia-Pacific, respectively, partially offset by decreases of $0.5 million in EMEA. Of the increase in selling, general and administrative expense in the Americas, approximately 59% was related to personnel and related costs, when compared to the same period in 2013, and was associated with the buildout of the Company’s strategic global organizational structure with the remainder of the increase primarily attributable to higher insurance costs. The decrease in selling, general and administrative expense in EMEA were primarily associated with lower travel and vehicle costs as well as lower professional fees. Selling, general and administrative expenses related to Corporate increased by $0.8 million during the nine months ended September 30, 2014 compared with the same period in 2013 and was primarily attributable to approximately $0.9 million of incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive. For the Engineering & Project Solutions segment, increases in selling, general and administrative costs for the nine months ended September 30, 2014 were attributable to the August 2013 acquisition and primarily consisted of personnel and related costs and rent expense as well as approximately $0.5 million of certain direct costs associated with management transition and integration of the FTS division. Such costs were $0.1 million for the nine months ended September 30, 2013.
For the three months ended September 30, 2014, selling, general and administrative expenses increased $3.9 million, or 19.1%, to $24.4 million, compared to $20.5 million for the three months ended September 30, 2013. This increase consisted of $2.1 million related to the Engineering & Project Solutions segment, $0.2 million related to the Technical Services segment and $1.6 million related to Corporate. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted costs by $0.2 million, substantially all of which related to unfavorable impacts in EMEA. Excluding the foreign currency exchange rate impact, selling, general and administrative costs within Technical Services were essentially unchanged as increases of $0.2 million each in Asia-Pacific and the Americas were offset by decreases of $0.4 million EMEA. The increase in selling, general and administrative expense in the Americas related to higher personnel and related costs associated with the buildout of the Company’s strategic global organizational structure and higher insurance costs, partially offset by lower travel costs and professional fees. Of the decreases in selling, general and administrative expenses in EMEA, approximately 60% was related to reductions in salary and related costs when compared to the same period in 2013. Selling, general and administrative expenses related to Corporate increased by $1.6 million during the three months ended September 30, 2014 compared with the same period in 2013, and related primarily to higher personnel and related costs, of which approximately $0.9 million related to incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive. For the Engineering & Project Solutions segment, increases in selling, general and administrative costs for the three months ended September 30, 2014 were primarily attributable to the August 2013 acquisition and primarily consisted of personnel and related costs and rent expense. Selling, general and administrative costs in this segment for the three months ended September 30, 2014 and 2013 included $0.3 million and $0.1 million, respectively, of certain direct costs associated with management transition and integration of the FTS division.
Selling, general and administrative costs as a percentage of revenues decreased to 19.7% and 19.0% for the three and nine months ended September 30, 2014, respectively, compared to 20.6% and 21.0% for the three and nine months ended September 30, 2013, respectively, principally as a result of the increased leverage on higher revenue levels, particularly those associated with the Engineering & Project Solutions segment for the three and nine months ended September 30, 2014 as well as the higher Technical

Services revenues in the EMEA and Asia-Pacific regions during the nine months ended September 30, 2014, compared to the same periods in 2013.

Other Income

Interest Income and Other Income (Expense), Net

For the nine months ended September 30, 2014, interest income and other income (expense) changed unfavorably by $0.2 million and for the three months ended September 30, 2014 changed favorably by $0.6 million, when compared to the same periods in 2013 and was primarily related to fluctuations within foreign currency exchange gains and losses.

Interest Expense

For the three and nine months ended September 30, 2014, consolidated interest expense increased by $0.1 million and $0.4 million, respectively, compared to the same periods in 2013 primarily due to higher average outstanding debt associated with acquisition-related borrowings.

Income Taxes

For the three and nine months ended September 30, 2014, the Company recorded income tax expense of $0.9 million and $4.7 million, respectively, compared to $1.5 million and $7.5 million for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014 and 2013, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was 46.4% and 41.8% for the three and nine months ended September 30, 2014, respectively, compared to 41.9% and 39.6% for the three and nine months ended September 30, 2013, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs and capital investments, as well as the financing of internal growth.

Net cash provided by operating activities for the nine months ended September 30, 2014 increased to $15.9 million from $11.2 million for the nine months ended September 30, 2013. The increase in net cash provided by operating activities resulted from lower cash usage for working capital requirements, partially offset by a decrease in net income and non-cash items in the current-year period, when compared to the prior year. Changes in working capital, primarily associated with accounts receivable, prepaid expenses and other current assets and accounts payable, decreased cash flows by approximately $1.4 million for the nine months ended September 30, 2014 compared to $14.7 million for the same period in 2013.

Net cash used in investing activities decreased to $5.4 million for the nine months ended September 30, 2014 from $30.2 million for the nine months ended September 30, 2013 primarily due to a decrease in cash paid for acquisitions and capital expenditures during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, the Company paid cash of $15.8 million in connection with the August 2013 acquisition in the Engineering & Project Solutions segment. Capital expenditures decreased to $5.2 million for the nine months ended September 30, 2014 from $13.5 million for the nine months ended September 30, 2013, due to the timing of expenditure payments.

Consolidated capital expenditures for the calendar year 2014 were initially budgeted at approximately $20.0 million; however, based on current projections, the Company does not expect capital expenditures to exceed $15.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed anticipated amounts during 2014 or thereafter. Capital expenditures for the remainder of the year are expected to be funded from existing cash and anticipated cash flows from operations.

Net cash used in financing activities was $1.0 million for the nine months ended September 30, 2014 compared with net cash provided by financing activities of $18.1 million for the nine months ended September 30, 2013. The year-over-year variation is primarily attributable to the effect of $20.0 million of borrowings on the Company’s existing revolving credit facility during the nine months ended September 30, 2013, for which no similar borrowings occurred during the same period in 2014. The $20.0 million in borrowings was related to the August 2013 acquisition in the Engineering & Project Solutions segment and was used principally to fund the purchase of the acquired working capital, with the remaining funds available to cover any transitional initial cash flow needs. During the nine months ended September 30, 2014, the Company made $0.9 million of principal payments on acquisition-related notes payable compared with $2.2 million in the same period in 2013, based on the payment terms of the notes.

The worldwide economy, including markets in which the Company operates, continues to be impacted by uncertainty and relatively slow growth. As such, the Company believes that the risks to its business and its customers continue to remain heightened. Additionally, political unrest, changes in monetary policy, including the effects of higher interest rates, have the potential to curb economic growth and/or cause further instability, which could adversely impact the Company’s performance. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in recent years, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts and financial instability of suppliers and insurers.

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

At both September 30, 2014 and December 31, 2013, $59.3 million was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at September 30, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 10 to the Company’s consolidated financial statements for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at September 30, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $209.0 million as of September 30, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2014, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $59.3 million, and $2.0 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.7 million at September 30, 2014.

On August 30, 2013, in connection with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and is due in four equal annual installments of $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the nine months ended September 30, 2014, include revenue recognition, allowance for doubtful accounts, goodwill, intangible and long-lived assets, stock-based compensation, income taxes, defined benefit pension plans, contingencies, and exit or disposal obligations. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition

Revenues are recorded in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when realized or realizable, and earned.

Revenues are recognized using the completed-contract method, when persuasive evidence of an arrangement exists, services to customers have been rendered or products have been delivered, the selling price is fixed or determinable and collectability is reasonably assured. Revenues are recorded net of sales tax. Substantially all projects are short term in nature; however, the Company occasionally enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. The Company separates deliverables into units of accounting based on whether the deliverables have standalone value to the customer. The arrangement consideration is allocated to the separate units of accounting based on each unit’s relative selling price generally determined using vendor specific objective evidence. Revenues are recognized for the separate units of accounting when services to customers have been rendered or products have been delivered and risk of ownership has passed to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or nine months ended September 30, 2014 or 2013.

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

As of December 31, 2013, the Company’s fair value substantially exceeded its carrying value in each of its two reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the nine months ended September 30, 2014 that would warrant an additional impairment test in the current period. At September 30, 2014 and December 31, 2013, goodwill totaled $15.6 million and $15.5 million, respectively. All goodwill is associated with the Technical Services operating segment.

Property, Plant and Equipment

The Company accounts for property, plant and equipment in accordance with the provisions of FASB ASC 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of property, plant and equipment occurred during the three or nine months ended September 30, 2014 or 2013.

Stock-Based Compensation

All stock-based compensation is recognized as an expense in the consolidated financial statements and such costs are measured at the fair value of the award at the date of grant. The fair value of stock-based payment awards on the date of grant is determined by the Black-Scholes model and is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying in the foreseeable future, any cash dividends), and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors). For performance-based awards, the Company must also make assumptions regarding the likelihood of achieving performance targets.

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

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements at September 30, 2014 or December 31, 2013, or for the three and nine months ended September 30, 2014 or 2013.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $59.3 million at September 30, 2014, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $39.3 million of the outstanding debt beginning April 29, 2014 through February 28, 2017. For more information on this swap, see Note 10 to the Company’s consolidated financial statements.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the British Pound, relative to the U.S. dollar resulted in a favorable impact on the Company’s U.S. dollar reported revenues for the three and nine months ended September 30, 2014 when compared to the three and nine months ended September 30, 2013, partially offset by unfavorable foreign currency exchange rates changes in the Australian dollar for the year-to-date period. The revenue impact was somewhat mitigated by similar exchange effects on operating costs, thereby reducing the exchange rate effect on operating income. The Company does not currently use foreign currency rate hedges.

Based on the nine months ended September 30, 2014, foreign currency-based revenues and operating income of $117.7 million and $14.6 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $10.7 million and a reduction in operating income of $1.3 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2014. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both September 30, 2014 and December 31, 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors

During the three and nine months ended September 30, 2014, there were no material changes to the risk factors reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

3.8	By-laws of the Registrant, as amended and restated May 27, 2014 incorporated by reference herein to Exhibit 3.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.

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

4.3	Letters to stockholders of the Registrant, dated April 19, 2008 (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Form 8-A/A filed on April 18, 2008).

10.1	Agreement between the Company and Charles R. Cox, dated July 30, 2014 incorporated by reference herein to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of October 31, 2014.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of October 31, 2014.

32.1**	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of October 31, 2014.

32.2**	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of October 31, 2014.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: October 31, 2014