Form 10-K
period 2014-12-31
FURMANITE CORP
filed 2015-03-10
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________
Commission File Number 1-5083

FURMANITE CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	74-1191271
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10370 Richmond Avenue Suite 600 Houston, Texas	77042
(Address of principal executive offices)	(zip code)
(713) 634-7777
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Without Par Value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $423,409,446 based on the closing price of the registrant’s common stock, $11.64 per share, reported on the New York Stock Exchange on such date.
There were 37,758,805 shares of the registrant’s common stock outstanding as of March 5, 2015.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement to be furnished to stockholders in connection with its 2015 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report.

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

PART I
Item 1. Business
Company Overview
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) conducts business under two operating segments: 1) Technical Services and 2) Engineering & Project Solutions. Technical Services provides specialized technical services, including on-line, off-line and other services. On-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services. Other services include SmartShimTM services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, the petroleum industry, which includes refineries and off-shore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. The Engineering & Project Solutions operating segment, which includes Furmanite Technical Solutions (“FTS”), provides project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance and plant asset management services, as well as certain other inspection and project management services. Customers include refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, substantially all of which are in the Americas.
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
Business Segment Data and Geographical Information
See Note 15 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Operations
Furmanite’s business is specialized technical services that are provided to an international base of customers. Furmanite operations were founded in Virginia Beach, Virginia in the 1920s as a manufacturer of leak sealing kits. In the 1960s, Furmanite expanded within the United Kingdom (“U.K.”), primarily through its leak sealing products and then into providing services. During the 1970s and 1980s, the Company grew through geographic expansion and the addition of new techniques, processes and services to become one of the largest industrial services companies performing leak sealing and on-site machining in the world. Furmanite was acquired by the then-Parent Company in 1991 to diversify its operations and pursue international growth opportunities. In 2006, the Company, through an asset acquisition, expanded its valve repair and hot-tapping services along with expanding its location footprint in the United States, U.K., Belgium, and the Netherlands, and heat treating services were introduced in 2006. Since 2007, Furmanite has expanded its operating presence into Bahrain, China, Canada, Denmark, Sweden and West Africa to take advantage of existing customer relationships in these countries and areas and launch the full range of its service lines to existing customers and other markets. In 2011, Furmanite expanded its on-site machining service capabilities with an asset acquisition to provide for large scale on-site machining. In 2012, Furmanite strengthened its valve repair capabilities with an asset acquisition to support its valve and actuator repair, maintenance and testing services. In addition, Furmanite entered the non-destructive testing and inspection market, introducing certain services based on customer demand, primarily within the Americas. In 2013, Furmanite significantly expanded its service offerings in the Americas with an asset acquisition and the formation of the FTS division, which provides construction and engineering services that complement the Company’s existing service lines. As a result of the acquisition, the Company has significantly expanded its broad service offerings, greatly enhancing its engineering, design, and construction management service capabilities. As a result of its geographic and service capability expansion activities, the Company continues to become a significantly more valuable resource to its customers, providing increasingly comprehensive solutions to satisfy a wider range of its customers’ needs.
Products and Services
Furmanite provides on-line repairs of leaks (“leak sealing”) in valves, pipes and other components of piping systems and related equipment typically used in flow-process industries (see “Customers and Markets” below). Other on-line services provided include hot tapping, line stopping, line isolation, composite repair, valve testing utilizing its TrevitestTM system, and visual inspection. In addition, the Company provides off-line services including on-site machining, bolting, valve repair, heat treating, ultrasonic, radiography, phased array, tube testing and repair on such systems and equipment. These services tend to complement leak sealing and other on-line services since these off-line services are usually performed while a plant or piping system is not operating. In addition, Furmanite provides concrete repair, engineering services, valve and other products and manufacturing. In performing these services, technicians generally work at the customer’s location, frequently responding on an emergency basis. Further, the Company provides engineering and project solutions including project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance, and plant asset management services. Over its history, Furmanite has established a reputation for delivering quality service and helping its customers avoid or delay costly plant or equipment shutdowns. For the years ended December 31, 2014, 2013 and 2012, on-line services represented approximately 27%, 32%, and 39%, respectively, of total revenues, while off-line services accounted for approximately 34%, 43% and 45%, respectively, of total revenue and other industrial services represented approximately 10%, 11% and 16%, respectively, of total revenues. The Company’s Engineering & Project Solutions segment represented approximately 29% and 14% of total revenues for the years ended December 31, 2014 and 2013, respectively.
Furmanite’s on-line, leak sealing services are performed on a variety of flow-process industry machinery, often in difficult situations. Many of the techniques and materials are proprietary and some are patented. Furmanite believes these techniques and materials provide Furmanite with a competitive advantage over other organizations that provide similar services. The Company holds approximately 120 trademarks and patents for its techniques, products, materials and equipment and continues to develop new and update existing patents, as it considers these efforts to be essential to its operations. The patents, which are registered in jurisdictions around the world, expire at various dates through May 2032. The skilled technicians work with equipment in a manner designed to enhance safety and efficiency in temperature environments ranging from cryogenic to 2,400 degrees Fahrenheit and pressure environments ranging from vacuum to 5,000 pounds per square inch. In many circumstances, employees are called upon to custom-design tools, equipment or other materials to achieve the necessary repairs. These efforts are supported by an internal quality control group as well as an engineering group and manufacturing group that work with the on-site technicians in crafting these materials, tools and equipment.
Customers and Markets
Furmanite’s customer base includes petroleum refineries, chemical plants, mining operations, offshore energy production platforms, subsea piping systems, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants and other flow-process facilities in more than 50 countries. In addition, the Company’s customer base includes maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, primarily in the Americas. Most of the revenues are derived from fossil and nuclear fuel power generation companies, petroleum refiners and chemical producers. Other significant markets include offshore oil producers, mining operations and steel manufacturers. As the worldwide industrial infrastructure continues to age, additional repair and maintenance expenditures are expected to be required for the specialized services provided by Furmanite. Other factors that may influence the markets served by Furmanite include regulations governing construction of industrial plants, safety and environmental compliance requirements and the worldwide economic climate. No single customer accounted for more than 10% of the Company’s consolidated revenues during any of the past three fiscal years.
Furmanite believes that it is the most recognized brand in its industry. With an over 90-year history, Furmanite’s customer relationships are long-term and worldwide. Global operations are supported by the headquarters office in Houston, Texas and the Company has a substantial presence in EMEA and Asia-Pacific. Furmanite currently operates over 30 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Fairfield, California; Torrance, California; Lombard, Illinois; Hobart,

Indiana; Louisville, Kentucky; Baton Rouge, Louisiana; Geismar, Louisiana; Gonzales, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Rock Hill, South Carolina; Beaumont, Texas; Corpus Christi, Texas; Houston, Texas; La Porte, Texas; Salt Lake City, Utah; Norfolk, Virginia; Kent, Washington; Huntington, West Virginia; and Parkersburg, West Virginia. The worldwide operations are further supported by offices currently located in countries on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Norway, Singapore, Sweden and the U.K. and by licensee and agency arrangements which are based in Argentina, Belgium, Brazil, Columbia, Chile, Ecuador, Italy, Japan, Mexico, Peru, Puerto Rico, Qatar, Romania, Russia, Trinidad, Turkey and the United Arab Emirates. Revenues by operating segment for 2014 were 71% for Technical Services and 29% for Engineering & Project Solutions. Revenues by major geographic region within Technical Services for 2014 were 60% for the Americas, 28% for EMEA and 12% for Asia-Pacific. Substantially all of the business of the Engineering & Project Solutions segment is conducted in the Americas. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 under Item 8 “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional information.
Furmanite’s leak sealing, on-line, off-line and other specialty field services as well as its engineering and project solutions are marketed primarily through direct sales calls on customers by salespersons and technicians based at the various operating locations, which are situated to facilitate timely customer response, 24 hours a day and seven days a week. Customers are usually billed on a time and materials basis for services typically performed pursuant to either job quotation sheets or purchase orders issued under written customer agreements. Furmanite has select master service customer agreements, which can provide coverage for multiple years, and selected services with defined rates from which orders are then released with defined scopes of work. Other customer arrangements are generally short-term in duration and specify the range of, and rates for, the services to be performed. Furmanite typically provides various limited warranties, depending upon the services furnished, and has had no material warranty costs during any of the years ended December 31, 2014, 2013 or 2012. Furmanite generally competes on the basis of service, product performance, technical know-how, engineering solutions and price on a localized basis with smaller companies and the in-house maintenance departments of its customers or potential customers. Furmanite believes it currently has an advantage over in-house maintenance departments because of the ability of the Company’s multi-disciplined technicians to use proprietary and patented techniques to perform quality repairs on a timely basis while customer equipment remains in service.
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
Furmanite is subject to federal, state and local laws and regulations in the U.S. and various foreign locations relating to protection of the environment. Although the Company believes its operations are in compliance with applicable environmental regulations, there can be no assurance that environmental costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in environmental costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.8 million and $0.9 million as of December 31, 2014 and 2013, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

Employees
At December 31, 2014, the Company had 3,017 employees. As of December 31, 2014, approximately 331 employees, all of which reside outside of the United States, were subject to representation by unions or other similar associations for collective bargaining or other similar purposes, including 162 employees in the U.K. who are subject to a collective bargaining contract. The Company considers relations with its employees to be good.

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

Operations in foreign jurisdictions accounted for approximately 29% of total revenues for the year ended December 31, 2014. The Company expects foreign operations to continue to be an important part of its business. Foreign and domestic operations are subject to a variety of risks, such as:

•	risks of economic instability;

•	potential adverse changes in taxation policies;

•	disruptions from labor and political disturbances;

•	adverse changes in tariffs or import or export restrictions; and

•	terrorist acts, acts of war or insurrections.

Terrorist acts, acts of war, political unrest, public health concerns, labor disputes or national disasters may disrupt our operations, as well as those of our customers. These types of acts could weaken domestic and global economies and create additional uncertainties, thus forcing our customers to reduce their capital spending, or cancel or delay projects, which could have a material adverse impact on our business, operating results and financial condition, including loss of revenue or customers.

In addition, as a result of the Company’s global operations, it faces a variety of special United States and international legal and compliance risks. These federal, state and local laws, regulations and policies are complex, change frequently, have tended to become more stringent over time and increase our cost of doing business. These laws and regulations include environmental, health and safety regulations, data privacy requirements, international labor laws, anti-corruption and bribery laws such as the United States Foreign Corrupt Practices Act (“FCPA”) and U.K. Bribery Act, and trade sanctions laws and regulations. In the event new laws and regulations are enacted or existing laws are amended, implementing compliance with such new or amended laws may result in a loss of revenue, increased costs of doing business and a change to Furmanite’s strategic objectives, all of which could adversely affect its results of operations. In addition, the Company is subject to the risk that it, its affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of any of these laws.

Although the Company takes reasonable measures to comply with the FCPA and U.K. Bribery Act and to ensure that its employees, agents and intermediaries comply with the FCPA and U.K. Bribery Act, it cannot assure that such precautions will protect it against liability, particularly as a result of actions taken in the past, or which may be taken in the future for which the Company may have exposure under these laws. An actual or alleged violation could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect its results of operations, financial condition, strategic objectives or cash flows.

Weakness in the industries Furmanite serves could adversely affect demand for its services.

A substantial portion of the business depends upon the levels of capital investment and maintenance expenditures in the refining and chemical industries, as well as the power generation and other process industries. The levels of capital and maintenance expenditures by Furmanite’s customers are affected by general economic conditions, conditions in their industries and their liquidity, as well as cyclical downturns in these industries and fluctuations in oil prices. In 2014, oil prices decreased nearly 50% and have since remained depressed relative to recent historical levels. The resulting impact of the oil price decline on Furmanite’s customers in the energy sector combined with the potential development of weaknesses in other sectors served by Furmanite could adversely affect the demand for Furmanite’s services.

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

The Company is exposed to fluctuations in foreign currencies, which represent a significant portion of total revenues, and certain costs, assets and liabilities are denominated in currencies other than the U.S. dollar. The primary foreign currencies of the Company are the Euro, British pound and Australian dollar. For the year ended December 31, 2014, foreign currency based revenues and operating income were $155.5 million and $18.8 million, respectively. Based on results of operations for the year ended December 31, 2014, the Company estimates that a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $14.1 million and $1.7 million, respectively.

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

The competitive position of Furmanite depends in part upon techniques and materials that are proprietary and, in some cases, patented. The Company holds approximately 120 trademarks and patents for its techniques, products, materials and equipment. These patents are registered around the world and expire at various dates through May 2032. Although Furmanite believes it has taken appropriate steps to protect the intellectual property from misappropriation, effective protection may be unavailable or limited in some of the foreign countries. In addition, adequate remedies may not be available in the event of an unauthorized use or disclosure of trade secrets and proprietary techniques.

The Company is exposed to customer credit risks.

The Company is subject to the risk of loss resulting from delinquent payment, nonpayment or nonperformance or other obligations by its customers. If key customers default on their obligations, the financial results of the Company could be adversely affected. Furthermore, some of the Company’s customers may be highly leveraged and subject to their own operating and regulatory risks which may also limit their ability to pay or perform.

Unsatisfactory safety performance can affect customer relationships, result in higher operating costs and otherwise negatively impact its business.

The Company’s employees and others are subject to the normal hazards associated with the Company providing services at industrial facilities. Even with proper safety precautions, these hazards can lead to many negative consequences including personal injury, loss of life, destruction of property, and environmental damage. Although the Company is committed to maintaining a strong safety culture and reducing the risk of accidents to the lowest possible level, there can be no assurance these efforts will be effective. Poor safety performance may harm the Company’s reputation and limit or eliminate potential revenue streams from many of its largest customers and may materially increase its future insurance and other operating costs.

The Company is involved and is likely to continue to be involved in legal proceedings, which if adversely determined, could have a material effect on its results of operations, financial condition or cash flows.

The Company is currently a defendant in various legal proceedings arising from the operations of its current and historical business and it is reasonable to expect that it will be named in future actions. Most of the legal proceedings against the Company arise out of the normal course of performing services at customer facilities, and include various types of claims including tort, contractual, workers’ compensation, personal injury, property damage, business interruption and indemnification. Legal proceedings can be expensive to defend, regardless of the ultimate outcome. An unsuccessful defense of a liability claim could have an adverse effect on the Company’s business, results of operations, financial condition or cash flows.

Although the Company maintains insurance coverage against these and other risks associated with its business, this insurance may not protect against liability from certain events. There can be no assurance that the Company’s insurance will be adequate in risk coverage or policy limits to cover all losses or liabilities that it may incur. Moreover, the Company cannot assure that it will be able in the future to obtain insurance at levels of risk coverage or policy limits that it deems adequate. Any future damages that are not covered by insurance or are in excess of policy limits could have a material adverse effect on its financial condition and results of operations.

Furmanite’s business could be negatively affected as a result of shareholder activism, which could cause the Company to incur significant expense, hinder execution of its business strategy and impact the trading value of the Company’s securities.

Shareholder activism, which could take many forms or arise in a variety of situations, has been increasing in publicly traded companies in recent years and the Company is subject to the risks associated with such activism. Shareholder activism, including potential proxy contests, requires significant time and attention by management and the Board of Directors, potentially interfering with the Company’s ability to execute its strategic plan. Additionally, such shareholder activism could give rise to perceived uncertainties as to the Company’s future direction, adversely affect its relationships with key business partners and make it more difficult to attract and retain qualified personnel. Also, the Company may be required to incur significant legal fees and other expenses related to activist shareholder matters. Any of these impacts could materially and adversely affect Furmanite’s business and operating results. Further, the market price of the Company’s common stock could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties described above.

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

From time to time, the Company makes acquisitions of other businesses that enhance or expand its service offerings or capabilities. The Company intends to continue to pursue acquisitions that complement its existing business. Even with prudent planning, acquisitions may present unforeseen challenges, such as integration difficulties or unexpected costs. No assurances can be made that the Company will realize the level of revenues, earnings, cost savings, synergies or any other benefits that it may anticipate from an acquisition, or that it will realize such benefits within the expected time frame. If the Company is not able to address challenges that may arise with a particular acquisition, its financial performance could be adversely impacted. Further, the consideration given for acquisitions could include an assumption of liabilities, both those known and unknown. The consideration paid and integration efforts required in connection with an acquisition may also affect its share price or future financial results depending on many factors.
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
The Parent Company’s corporate headquarters is located in an office building in Houston, Texas, pursuant to a lease agreement that expires in May 2019 and requires monthly lease payments of approximately $43,000 plus certain operating expenses, with annual increases ratably up to approximately $47,000 plus certain operating expenses by 2019 and provides for one five-year renewal period. Functions performed in the corporate headquarters include overall corporate management, planning and strategy, corporate finance, investor relations, accounting, tax, treasury, information technology, legal and human resources support functions. The facilities used in the operations of the Company’s subsidiaries are generally held under lease agreements having various expiration dates, rental rates and other terms, except for four properties located in the U.K. and nine properties located in the U.S., which are company-owned and relate to the Company’s Technical Services segment.
Item 3. Legal Proceedings
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.8 million and $0.9 million as of December 31, 2014 and 2013, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio (the “Court”), alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility. In March 2014, the customer’s claims against the former employee were dismissed and the Court granted a partial summary judgment in favor of Furmanite America, Inc. That decision is currently under appellate review. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages. The subsidiary believes that it provided the customer with adequate and timely information to support the subsidiary’s work at the customer’s facilities and will vigorously defend against the remainder of the customer’s claim.

On February 27, 2015, the Norfolk County Retirement System (the “Complainant”) filed a derivative shareholder petition in the Court of Chancery of the State of Delaware, on its behalf and purportedly on behalf of all other similarly situated public stockholders of the Company against certain of the Company’s directors (collectively “the defendants”) and naming the Company as a nominal party. The Complainant seeks relief by requesting the court to declare a specific provision of the Company’s shareholders rights plan (the “Rights Plan”) invalid, unenforceable and severable. Further, the Complainant seeks certain other relief relative to its allegations that the defendants breached their fiduciary responsibilities by (i) not redeeming or repealing the Rights Plan, or amending the Rights Plan to eliminate the challenged provision; and/or (ii) failing to promptly “approve” for purposes of the Rights Plan four dissident nominees for election to the Company’s board of directors nominated by a stockholder of the Company. The Company believes the claim is without merit and will vigorously defend the matter. On March 4, 2015, the Company’s board of directors took action to accelerate the final termination date of the rights under the Rights Plan to the close of business on March 6, 2015, effectively terminating the Rights Plan as of such time. On March 10, 2015, the Complainant notified the court that it anticipates it will dismiss the action without prejudice.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of each December 31, 2014 and 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock trades on the NYSE under the symbol “FRM”.
The following table sets forth the range of high and low sales prices per share of the Company’s common stock as reported on the NYSE for the periods indicated:

Years Ended December 31,	High	Low
2014:
First Quarter	$12.70	$9.18
Second Quarter	$11.82	$8.82
Third Quarter	$12.00	$6.69
Fourth Quarter	$7.90	$5.75
2013:
First Quarter	$6.81	$5.18
Second Quarter	$7.47	$5.85
Third Quarter	$10.09	$6.70
Fourth Quarter	$11.73	$9.05
At March 5, 2015, there were approximately 1,907 stockholders of record.
The Company currently intends to retain future earnings for the development of its business, has not paid any cash dividends on its common stock during fiscal 2014 and fiscal 2013, and does not anticipate paying cash dividends on its common stock in the foreseeable future. The Company’s dividend policy is reviewed periodically and determined by its Board of Directors on the basis of various factors, including, but not limited to, its results of operations, financial condition, capital requirements and investment opportunities. Additionally, the credit facility for the working capital of FWI contains restrictions on its ability to pay dividends or distributions to the Company. At December 31, 2014, FWI was in compliance with all applicable debt covenants under its credit facility.
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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of Income Data:
Revenues	$529,197	$427,294	$326,492	$316,207	$285,953
Total costs and expenses¹	508,510	402,494	318,980	295,756	272,293
Operating income ¹	20,687	24,800	7,512	20,451	13,660
Interest expense, net of interest and other income	(1,903)	(1,957)	(1,342)	(1,143)	(394)
Income before income taxes	18,784	22,843	6,170	19,308	13,266
Income tax (expense) benefit ²	(7,429)	(8,816)	(5,365)	4,662	(3,780)
Net income ² ³	$11,355	$14,027	$805	$23,970	$9,486

Earnings per share:
Basic	$0.30	$0.37	$0.02	$0.65	$0.26
Diluted	$0.30	$0.37	$0.02	$0.64	$0.26
________________________________________

1
Includes incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive of approximately $1.7 million for the year ended December 31, 2014 and direct costs associated with management transition and integration of the Furmanite Technical Solutions division of approximately $0.5 million and $0.7 million for the twelve months ended December 31, 2014 and 2013, respectively. Includes restructuring charges (reductions) of $(0.1) million, $(0.1) million, $3.6 million, $0.4 million and $5.7 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively, relocation charges of $1.6 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges of $0.4 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

2
Includes a $7.7 million income tax benefit related to the reversal of a valuation allowance on domestic net deferred tax assets and a $1.2 million acquisition-related deferred tax benefit for the year ended December 31, 2011.

3
Includes incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive of approximately $1.0 million, net of tax, for the year ended December 31, 2014 and direct costs associated with management transition and integration of the Furmanite Technical Solutions division of approximately $0.3 million and $0.4 million, net of tax, for the twelve months ended December 31, 2014 and 2013, respectively. Includes restructuring (reductions) charges, net of tax of $(0.1) million, $(0.1) million, $3.4 million, $0.3 million, and $5.2 million, for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. Includes relocation charges, net of tax, of $1.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, and impairment charges, net of tax, of $0.2 million and $0.9 million for the years ended December 31, 2012 and 2011, respectively.

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents	$33,753	$33,240	$33,185	$34,524	$37,170
Working capital	146,623	134,172	106,854	103,761	88,181
Total assets	284,171	285,167	231,628	207,232	182,101
Long-term debt, less current portion	61,853	63,196	39,609	31,051	30,085
Stockholders’ equity	142,464	133,496	119,079	118,889	98,088

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
Technical Services provides specialized technical services, which include on-line, off-line and other services. Within these technical services, on-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services. Other services include SmartShimTM services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, the petroleum industry, which include refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates.
Engineering & Project Solutions provides project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance and plant asset management services, as well as certain other inspection and project management services. This segment was established following two acquisitions in 2013, including the acquisition of certain professional services assets of ENGlobal Corporation’s Engineering and Construction segment on August 30, 2013 (the “FTS Acquisition”), forming the Furmanite Technical Solutions (“FTS”) division. These services are provided to refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, substantially all of which are in the Americas.
Financial Overview
For the year ended December 31, 2014, consolidated revenues were $529.2 million, an increase of $101.9 million compared to the year ended December 31, 2013, due to a combination of increases from the Company’s Engineering & Project Solutions segment, which was formed in 2013, as well as increases in off-line services in both the Asia-Pacific and EMEA regions of the Technical Services segment, including higher bolting, on-site machining and valve repair service revenues. In the Americas, increases in on-line services, related to higher non-destructive testing and inspection service revenues, were more than offset by lower revenues from off-line services, due in part to customer delays and postponements, some of which related to the impacts of severe winter weather in early 2014. The operating results for the twelve months ended December 31, 2014 were unfavorably impacted by higher selling, general and administrative costs, reflecting the effects of the acquisition, integration and transitional effects of the Engineering & Project Solutions segment as well as additional personnel and related costs associated with the buildout of the Company’s strategic global organizational structure. The net effect of these factors resulted in operating income of $20.7 million for the year ended December 31, 2014, compared to $24.8 million for the year ended December 31, 2013.
The Company’s net income for the years ended December 31, 2014, 2013 and 2012 was $11.4 million, $14.0 million and $0.8 million, respectively. The Company’s diluted earnings per share were $0.30, $0.37, and $0.02 per share for the years ended December 31, 2014, 2013 and 2012, respectively.

Results of Operations

	Years Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Revenues	$529,197	$427,294	$326,492
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)¹	397,629	306,042	233,337
Depreciation and amortization expense	12,579	11,418	8,889
Selling, general and administrative expense²	98,302	85,034	76,754
Total costs and expenses	508,510	402,494	318,980
Operating income	20,687	24,800	7,512
Interest income and other income (expense), net	(92)	(616)	(237)
Interest expense	(1,811)	(1,341)	(1,105)
Income before income taxes	18,784	22,843	6,170
Income tax expense³	(7,429)	(8,816)	(5,365)
Net income[3]	$11,355	$14,027	$805
Earnings per share:
Basic	$0.30	$0.37	$0.02
Diluted	$0.30	$0.37	$0.02
______________________________

1
Includes restructuring (reductions) charges of $(0.1) million and $2.3 million for the years ended December 31, 2013 and 2012, respectively, but were insignificant for the year ended December 31, 2014.

2
Includes approximately $1.7 million of incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive for the year ended December 31, 2014. Includes approximately $0.5 million and $0.7 million of direct costs associated with management transition and integration of the Furmanite Technical Solutions division for the twelve months ended December 31, 2014 and 2013, respectively. Includes restructuring (reductions) charges of $(0.1) million, nil and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. In addition the year ended December 31, 2012 includes $1.6 million of relocation charges and an impairment charge of $0.4 million.

3
Includes approximately $1.0 million, net of tax, of incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive for the year ended December 31, 2014. Includes approximately $0.3 million and $0.4 million, net of tax, of direct costs associated with management transition and integration of the Furmanite Technical Solutions division for the twelve months ended December 31, 2014 and 2013, respectively. Includes restructuring (reductions) charges, net of tax of ($0.1) million, ($0.1) million and $3.4 million, for the years ended December 31, 2014, 2013 and 2012, respectively. Includes relocation charges, net of tax, of $1.0 million, and an impairment charge, net of tax, of $0.2 million for the year ended December 31, 2012.

Additional Revenue Information:	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Technical Services:
On-line services	$143,413	$138,660	$126,819
Off-line services	181,037	182,631	146,013
Other services	51,670	47,296	53,660
Total Technical Services	376,120	368,587	326,492
Engineering & Project Solutions	153,077	58,707	—
Total revenues	$529,197	$427,294	$326,492

Additional Operating Income Information:
	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Technical Services:
Americas[1]	$22,277	$28,953	$18,257
EMEA[2]	$12,615	$11,108	$3,185
Asia-Pacific	$6,387	$3,761	$3,743
Total Technical Services	$41,279	$43,822	$25,185
Engineering & Project Solutions[3]	$(391)	$(2,003)	$—
Corporate[4]	$(20,201)	$(17,019)	$(17,673)
Total operating income	$20,687	$24,800	$7,512
____________________________

1	Includes an impairment charge of $0.4 million for the year ended December 31, 2012.

2	Includes restructuring (reductions) charges of $(0.1) million, $(0.1) million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

3
Includes approximately $0.5 million and $0.7 million of direct costs associated with management transition and integration of the Furmanite Technical Solutions division for the years ended December 31, 2014 and 2013, respectively.

4	Includes approximately $1.7 million of incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive for the year ended December 31, 2014.

Business Segment and Geographical Information

The Company’s two operating segments are 1) Technical Services and 2) Engineering & Project Solutions. Within Technical Services, additional detail is provided by geographic area. Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Revenue:
Technical Services
Americas	$225,403	$233,100	$182,806
EMEA	106,042	102,199	106,298
Asia-Pacific	44,675	33,288	37,388
Total Technical Services	376,120	368,587	326,492
Engineering & Project Solutions[1]	153,077	58,707	—
Total revenue	529,197	427,294	326,492
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	152,613	157,311	128,277
EMEA	73,404	70,952	79,965
Asia-Pacific	31,003	22,425	25,095
Total Technical Services	257,020	250,688	233,337
Technical Services operating costs as a percentage of its revenues	68.3%	68.0%	71.5%
Engineering & Project Solutions[1]	140,609	55,354	—
Total operating costs (exclusive of depreciation and amortization)	397,629	306,042	233,337
Operating costs as a percentage of revenue	75.1%	71.6%	71.5%
Depreciation and amortization expense
Technical Services
Americas	7,054	6,543	4,879
EMEA	1,894	1,852	1,798
Asia-Pacific	1,119	1,328	1,572
Total Technical Services	10,067	9,723	8,249
Engineering & Project Solutions	1,888	1,108	—
Corporate	624	587	640
Total depreciation and amortization expense	12,579	11,418	8,889
Depreciation and amortization expense as a percentage of revenue	2.4%	2.7%	2.7%
Selling, general and administrative expense
Technical Services
Americas	43,459	40,293	31,393
EMEA	18,129	18,287	21,350
Asia-Pacific	6,166	5,774	6,978
Total Technical Services	67,754	64,354	59,721
Engineering & Project Solutions[2]	10,971	4,248	—
Corporate[3]	19,577	16,432	17,033
Total selling general and administrative expense	98,302	85,034	76,754
Selling, general and administrative expense as a percentage of revenue	18.6%	19.9%	23.5%
Total costs and expenses	$508,510	$402,494	$318,980

1	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

2
Includes approximately $0.5 million and $0.7 million of direct costs associated with management transition and integration of the Furmanite Technical Solutions division for the twelve months ended December 31, 2014 and 2013, respectively.

3
Includes approximately $1.7 million of incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive for the twelve months ended December 31, 2014. The year ended December 31, 2012 includes $1.6 million of relocation costs.

Geographical areas, based on physical location, are the Americas (including corporate), EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes intercompany transactions and any allocation of headquarter costs.
Revenues
For the year ended December 31, 2014, consolidated revenues increased by $101.9 million, or 23.8%, to $529.2 million, compared to $427.3 million for the year ended December 31, 2013. The increase in revenues resulted from a combination of higher revenues in both Technical Services and the Engineering & Project Solutions segments, which increased $7.5 million and $94.4 million, respectively, compared with the year ended December 31, 2013. Within Technical Services, changes related to foreign currency exchange rates favorably impacted revenues by $0.4 million, of which $2.7 million were related to favorable impacts in EMEA, largely offset by $1.9 million and $0.4 million of unfavorable impacts in Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues for Technical Services increased by $7.1 million, or 1.9%, for the year ended December 31, 2014 compared to the same period in 2013. This increase in revenues consisted of increases of $13.3 million and $1.1 million in Asia-Pacific and EMEA, respectively, partially offset by a decrease of $7.3 million in the Americas. The higher revenues in Asia-Pacific were primarily attributable to volume increases within off-line services, which increased 81% compared to the same period in 2013 and were primarily related to certain large projects that were completed during the twelve months ended December 31, 2014. The increases in off-line services included increases in bolting service revenues, which increased in volume by approximately 70% with the balance primarily related to higher on-site machining and valve repair service revenues. These increases in off-line services in Asia-Pacific were partially offset by lower revenues in on-line services, which primarily consisted of volume decreases in hot tapping and leak sealing service revenues. The increase in Technical Services revenues in EMEA was a result of volume increases in both off-line and other services, which increased approximately 4% and 13%, respectively, compared to the same period in 2013, partially offset by volume decreases in on-line services. The increase in off-line services was primarily related to a volume increase in on-site machining service revenues while increases in other services primarily related to volume increases in SmartShimTM service revenues. The decrease within on-line services in EMEA was attributable to volume decreases in leak sealing and line stopping services, partially offset by higher TrevitestTM service revenues. In the Americas, the decrease in Technical Services revenues was primarily attributable to decrease within off-line services, which were partially offset by increases in on-line services. The decreases were due in part to customer delays and postponements during the year, some of which were directly attributable to the impacts of severe winter weather in early 2014. Revenues were also unfavorably impacted by the unanticipated effects of a change in the compensation structure of sales personnel. In addition, several large projects were completed in 2013, which did not recur during 2014. Within off-line services, the decreases in revenues were primarily attributable to volume decreases in bolting, heat treatment and on-site machining service revenues. The decreases in off-line services were partially offset by increases in revenues from on-line services, which primarily related to volume increases in non-destructive testing and inspection services, but were partially offset by volume decreases in leak sealing service revenues.
Revenues from the Engineering & Project Solutions segment, substantially all of which relate to the Americas, were $153.1 million for the year ended December 31, 2014, compared to $58.7 million for the year ended December 31, 2013, with increases in in-plant and in-office engineering and construction services as well as certain other inspection and process management services. The revenue increases in this segment are primarily due to a full year of operations of FTS in 2014 compared to four months of operations in 2013.
For the year ended December 31, 2013, consolidated revenues increased by $100.8 million, or 30.9%, to $427.3 million, compared to $326.5 million for the year ended December 31, 2012. The increase in revenues was due to a combination of the 2013 addition of the Engineering & Project Solutions segment, which contributed $58.7 million to consolidated revenues in 2013, as well as higher Technical Services revenue, which increased $42.1 million compared with the same period for 2012. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted revenues by $2.5 million, of which $0.2 million, $0.4 million and $1.9 million were related to unfavorable impacts from the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, revenues for Technical Services increased by $44.6 million, or 13.7%, for the year ended December 31, 2013 compared to the same period in 2012. This increase in revenues consisted of a $50.4 million increase in the Americas but was partially offset by a $3.7 million decrease in EMEA and a $2.1 million decrease in Asia-Pacific. The increase in Technical Services revenues in the Americas, resulting from a combination of acquisition-related growth and organic growth attributable to organizational structure improvements, was primarily related to increases in its off-line and on-line services which increased approximately 22% and 6%, respectively, when compared to revenues related to such services in the same period of 2012. Of the increase in off-line services, approximately 70% related to volume increases in on-site machining, valve repair, heat treatment, and bolting services with the remainder of the increase primarily attributable to volume increases in nondestructive testing and inspection services. Increases in on-line services were primarily related to volume increases in leak sealing and hot tapping services. The decrease in revenues in EMEA, which was predominantly attributable to the Company’s central European locations, was primarily related to volume decreases in valve repair and other product and manufacturing services. These decreases were partially offset by moderate volume increases in line stopping services within on-line services as well as heat treatment services within off-line services. The decrease in revenues in Asia-Pacific was primarily related to volume decreases in composite repair and leak sealing services within on-line services and bolting services within off-line services, as a large project was completed by the Company in such region in 2012 with no such similar large project in 2013. These decreases were partially offset by increases in on-site machining services within off-line services.
Engineering & Project Solutions revenues increased consolidated revenues by $58.7 million for the year ended December 31, 2013, and consisted of in-plant and in-office engineering and construction services as well as certain other inspection and process management services. The in-plant and in-office engineering services were added in August 2013 as a result of the FTS Acquisition and the new process management inspection services resulted from an asset purchase in early 2013.
Operating Costs (exclusive of depreciation and amortization)
For the year ended December 31, 2014, operating costs increased $91.6 million, or 29.9%, to $397.6 million, compared to $306.0 million for the year ended December 31, 2013. The increase in operating costs was primarily attributable to higher operating costs from the Engineering & Project Solutions segment of $85.3 million, reflecting the addition of the FTS division, as well as higher Technical Services operating costs of $6.3 million compared with the same period for 2013. Within Technical Services, changes related to foreign currency exchange rates were not significant for the year as unfavorable changes in EMEA of $1.7 million were offset by $1.4 million and $0.3 million of favorable impacts from Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs for Technical Services increased $6.4 million, or 2.5%, for the year ended December 31, 2014, compared to the same period in 2013. This change consisted of increases of $10.0 million and $0.8 million in Asia-Pacific and EMEA, respectively, but was partially offset by a decrease of $4.4 million the Americas. Of the increase in operating costs in Asia-Pacific approximately 86% related to higher labor and material costs,with the remainder primarily attributable to higher travel and equipment leasing costs, consistent with the higher revenues. The increase in operating costs in EMEA was primarily related to higher material and equipment rental costs partially offset by lower labor costs, associated with the increase in revenues and a change in mix of services. The decrease in operating costs in the Americas was primarily related to lower labor costs, associated with the lower revenues. The operating cost increase for Engineering & Project Solutions consisted primarily of labor and related expenses due to an additional eight months of operation of FTS in the current year.
For the year ended December 31, 2013, operating costs increased $72.7 million, or 31.2%, to $306.0 million, compared to $233.3 million for the year ended December 31, 2012. The increase in operating costs was due to a combination of the 2013 addition of the Engineering & Project Solutions segment, which had operating costs of $55.4 million in 2013, as well as higher Technical Services operating costs, which increased $17.3 million compared with the same period for 2012. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $1.6 million, of which $0.1 million, $0.1 million and $1.4 million were related to favorable impacts from the Americas, EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs for Technical Services increased $18.9 million, or 8.1%, for the year ended December 31, 2013, compared to the same period in 2012. This change consisted of a $29.1 million increase in the Americas but was partially offset by decreases of $8.9 million and $1.3 million in EMEA and Asia-Pacific, respectively. The increase in operating costs in the Americas was primarily related to higher labor costs of approximately 17% as well as higher travel and leasing costs of approximately 6% when compared to the same period in 2012, which were attributable to the increase in revenues. The decrease in operating costs in EMEA was primarily associated with reductions in material and leasing costs of approximately 9% when compared to the same period in 2012 as a result of a decrease in activity levels and the effect of the 2012 cost reduction initiative. Additionally, operating costs in EMEA decreased in 2013 due to the effect of $2.3 million of severance related restructuring costs that were incurred for the year ended December 31, 2012. Operating costs in Asia-Pacific decreased due to decreases in labor, travel, and material costs of approximately 5% when compared to the same period in 2012 as a result of decreased activity levels. Operating costs for Engineering & Project Solutions, which increased costs by $55.4 million for the year ended December 31, 2013, consisted primarily of labor and related expenses.
Overall operating costs as a percentage of revenue were 75.1% and 71.6% for the years ended December 31, 2014 and 2013, respectively, based on the higher percentage of Engineering and Project Solutions revenues to total revenues in 2014 compared to 2013. For the Technical Services segment, operating costs as a percentage of revenue were 68.3% and 68.0% for the years ended December 31, 2014 and 2013, respectively. The percentage of operating costs to revenues for the year ended December 31, 2014 was slightly higher for this segment compared to the same period in 2013 due to a change in the blend of revenues among service lines. While higher revenues in Asia-Pacific and EMEA partially mitigated the effect of lower revenues in the Americas, certain projects generated lower margins during the current-year period. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues decreased to 91.8% from 94.3% for the years ended December 31, 2014 and 2013, respectively. The percentage of operating costs to revenues for the year ended December 31, 2014 was lower for this segment compared to the prior year due primarily to improved utilization of labor and a favorable change in customer mix and contracts. In comparison to the Company’s Technical Services segment, the Engineering & Project Solutions segment results in higher operating costs as a percentage of revenues due to the types of services provided in each segment and the typical gross margins associated with those services.

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
Depreciation and Amortization Expense
For the year ended December 31, 2014, depreciation and amortization expense increased $1.2 million, or 10.2%, when compared to the year ended December 31, 2013. Changes related to foreign currency exchange rates had an insignificant impact on depreciation and amortization expense for the year ended December 31, 2014. Depreciation and amortization expense increased primarily as a result of the FTS Acquisition and an increase in the average balance of depreciable property and equipment associated with capital expenditures of approximately $16.2 million placed in service over the twelve-month period ended December 31, 2014.
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
Depreciation and amortization expense as a percentage of revenue was 2.4%, 2.7% and 2.7% for the years ended December 31, 2014, 2013 and 2012, respectively.
Selling, General and Administrative Expense
For the year ended December 31, 2014, selling, general and administrative expenses increased $13.3 million, or 15.6%, to $98.3 million compared to $85.0 million for the year ended December 31, 2013. This increase consisted of $3.4 million related to the Technical Services segment, $6.7 million related to the Engineering & Project Solutions segment and $3.2 million related to corporate-related (“Corporate”) expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates were insignificant for the year ended December 31, 2014 as unfavorable impacts from EMEA were offset by favorable impacts in Asia-Pacific. Excluding the foreign currency exchange rate impacts, the increases in selling, general and administrative costs within Technical Services consisted of increases of $3.2 million and $0.7 million in the Americas and Asia-Pacific, respectively, partially offset by decreases of $0.5 million in EMEA. Of the increase in selling, general and administrative expense in the Americas, approximately 85% was related to personnel and related costs, when compared to the same period in 2013, and was associated with the buildout of the Company’s strategic global organizational structure with the remainder of the increase primarily attributable to higher insurance costs. In Asia-Pacific, increases in selling, general and administrative costs were primarily related to increases in salary and related costs of approximately 10% when compared to the same period in 2013, and were primarily a result of higher activity levels within the region. In EMEA, decreases in selling, general and administrative costs were primarily associated with lower travel-related costs and lower professional fees. For the Engineering & Project Solutions segment, increases in selling, general and administrative costs, were attributable to the FTS Acquisition and primarily consisted of personnel and related costs and rent expense. Additionally, the twelve months ended December 31, 2014 included approximately $0.5 million of certain direct costs associated with management transition and integration of the FTS division compared to $0.7 million for the twelve month ended December 31, 2013. Selling, general and administrative expense related to Corporate increased by $3.2 million for the twelve months ended December 31, 2014 compared with the same period in 2013, of which approximately $1.7 million was attributable to the incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive, with the balance related to general cost increases including technology and facility related costs.

For the year ended December 31, 2013, selling, general and administrative expenses increased $8.2 million, or 10.8%, to $85.0 million compared to $76.8 million for the year ended December 31, 2012. This increase consisted of $4.6 million related to the Technical Services segment and $4.2 million related to the 2013 addition of the Engineering & Project Solutions segment, partially offset by decreases of $0.6 million related to Corporate expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates during 2013 favorably impacted costs by $0.3 million, essentially all of which related to favorable impacts from Asia-Pacific. Excluding the foreign currency exchange rate impacts, the $4.9 million increase in selling, general and administrative costs for Technical Services consisted of $8.9 million increases in the Americas, partially offset by decreases of $3.1 million and $0.9 million in EMEA and Asia-Pacific, respectively. Selling, general and administrative expense increases in the Americas were related to an increase in personnel and related costs of approximately 12% and increases in travel, rent and insurance related costs of approximately 6%, when compared to the same period in 2012, associated primarily with increased activity levels as well as impacts from the implementation of the Company’s strategic global organizational structure. In EMEA, decreases in selling, general and administrative costs were primarily related to reductions in salary and related costs of approximately 3% when compared to the same period in 2012, and were primarily associated with the cost reduction initiative in 2012. In addition, the year ended December 31, 2012 included $1.3 million of severance related restructuring costs, for which no similar costs were incurred in the same period in 2013. In Asia-Pacific, decreases in selling, general and administrative costs were primarily a result of the decreased activity levels within the region. For the Engineering & Project Solutions segment, selling, general and administrative costs, which increased costs by $4.2 million for the year ended December 31, 2013, consisted primarily of personnel and related costs and rent expense as well as approximately $0.7 million of certain direct costs associated with the integration of the Furmanite Technical Solutions division. Selling, general and administrative expenses related to Corporate were down slightly compared with 2012 as increases in personnel and related costs, associated primarily with the implementation of the Company’s strategic global organizational structure, were more than offset by the effect of $1.6 million of direct corporate relocation costs incurred in connection with the relocation of the corporate headquarters to Houston, Texas during the year ended December 31, 2012 for which no similar costs were incurred during 2013.
Selling, general and administrative costs, as a percentage of revenue were 18.6%, 19.9% and 23.5% for the years ended December 31, 2014, 2013 and 2012, respectively. The percentage of selling, general and administrative costs to revenues decreased for the year ended December 31, 2014 compared to the year ended December 31, 2013 principally as a result of the increased leverage on higher revenue levels, particularly those associated with the Engineering & Project Solutions segment as well as higher Technical Services revenues in Asia-Pacific and EMEA. The percentage of selling, general and administrative costs to revenues decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012, principally as a result of the increased leverage on higher revenue levels and the effects of the 2012 cost reduction initiative.
Other Income
Interest Income and Other Income (Expense), Net
For the year ended December 31, 2014, consolidated interest income and other income (expense) changed favorably by $0.5 million compared to the year ended December 31, 2013. Consolidated interest income and other income (expense) for the year ended December 31, 2013, changed unfavorably by $0.4 million compared to the year ended December 31, 2012.
Changes within interest income and other income (expense) primarily relate to fluctuations within foreign currency exchange transaction gains and losses.
Interest Expense
For the year ended December 31, 2014, consolidated interest expense increased by $0.5 million when compared to the same period for 2013. The increase in interest expense for the year ended December 31, 2014 was due to higher average outstanding debt associated with the acquisition-related borrowings combined with the effect of realized losses incurred on the Company’s interest rate swap.
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
Interest rates on the outstanding debt for the credit facility were consistent for the years ended December 31, 2014, 2013 and 2012.
Income Taxes
For the years ended December 31, 2014, 2013, and 2012, the Company recorded income tax expense of $7.4 million, $8.8 million and $5.4 million, respectively. Income tax expense as a percentage of income before income taxes was approximately 39.5%, 38.6%, and 87.0% for the years ended December 31, 2014, 2013, and 2012 respectively.
Fiscal year 2014 and 2013 income tax expense as a percentage of income before income taxes, while slightly higher than the Company’s long-term expected effective rate, reflects the blended statutory rates in countries in which the Company operates and the mix of pre-tax income and losses in the countries in which the Company pays taxes versus those countries which have a full valuation allowance on net deferred tax assets.
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
The Company estimates its effective income tax rate to reflect a normal blended tax rate in the mid 30% range beginning in 2015, considering expected pre-tax income levels and the statutory income tax rates in the countries in which the Company incurs tax liabilities.
Liquidity and Capital Resources
The Company’s liquidity and capital resources requirements include the funding of working capital needs and capital investments, as well as the financing of internal growth.
Net cash provided by operating activities was $10.5 million for the year ended December 31, 2014 compared to $17.7 million for the year ended December 31, 2013. The decrease in net cash provided by operating activities resulted from a decrease in net income and non-cash items as well as changes in working capital requirements, primarily within accounts payable and accrued expenses. Changes in working capital decreased cash flow by approximately $14.4 million for the year ended December 31, 2014 compared with a decrease of $13.7 million for the same period in 2013. The increased working capital requirements in 2014 are due to increased activity levels, related to a combination of growth in the Technical Services segment (primarily in Asia-Pacific) and the assimilation of the Engineering & Project Solutions segment.
Net cash provided by operating activities was $17.7 million for the year ended December 31, 2013 compared to $14.9 million for the year ended December 31, 2012. The increase in net cash provided by operating activities resulted from an increase in net income and non-cash items, primarily deferred income taxes and depreciation and amortization, partially offset by changes in working capital requirements, primarily within accounts payable, accrued expenses, and accounts receivable. Changes in working capital decreased cash flow by approximately $13.7 million for the year ended December 31, 2013 compared with a decrease of $0.7 million for the same period in 2012. The increased working capital requirements in 2013 were due to increased activity levels, particularly related to growth and expansion in the Technical Services segment (primarily in the Americas) and the addition of the Engineering & Project Solutions segment, which was new in 2013.
Net cash used in investing activities decreased to $8.3 million for the year ended December 31, 2014 from $35.1 million for the year ended December 31, 2013 primarily due to a decrease in cash paid for acquisition and capital expenditures as during 2013, the Company paid cash of $15.8 million in connection with the FTS Acquisition. In addition, capital expenditures decreased to $8.1 million for the year ended December 31, 2014 from $18.4 million for the year ended December 31, 2013 due to a variety of factors, including the timing of expenditure payments. Capital expenditures in 2014 were lower than the Company’s expectations for the year and expects increased capital investments for 2015.
Net cash used in investing activities increased to $35.1 million for the year ended December 31, 2013 from $21.7 million for the year ended December 31, 2012 primarily due to an increase in cash paid for acquisitions and an increase in capital expenditures. In 2013, the Company paid cash of $16.7 million related to acquisitions, including $15.8 million in connection with the FTS acquisition, as compared to the $12.5 million in 2012, including $9.3 million of cash paid in connection with acquisition of the Houston Service Center of MCC Holdings, Inc. (“HSC”). In addition, capital expenditures increased to $18.4 million for the year ended December 31, 2013 from $9.3 million for the year ended December 31, 2012. The increase in capital expenditures in 2013 compared to 2012 was consistent with the Company’s expectations for increased capital investments for 2013.
Consolidated capital expenditures for the calendar year 2015 have been budgeted at approximately $20.0 million. The expected increase in capital expenditures over 2014 capital expenditures is based on the Company’s estimated requirements for maintenance capital as well as in support of its growth investment strategy. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed or be less than anticipated amounts during 2015 or thereafter. Capital expenditures during 2015 are expected to be funded from existing cash and anticipated cash flows from operations.
Net cash used in financing activities was $0.1 million for the year ended December 31, 2014 compared with net cash provide by financing activities of $18.0 million for the year ended December 31, 2013. The year-over-year variation is primarily attributable to the effect of the $20.0 million of borrowings on the Company’s existing revolving credit facility during 2013, for which no such borrowings occurred during 2014. The $20.0 million in borrowings was related to the FTS Acquisition and was used principally to fund the purchase of the acquired working capital, with the remaining funds available to cover any transitional initial cash flow needs. During the years ended December 31, 2014 and 2013, the Company made $1.0 million and $2.3 million, respectively, of principal payments on acquisition-related notes payable, based on the payment terms of the notes. In addition, financing activities for the year ended December 31, 2014 included excess tax benefits of $1.0 million related to stock-based compensation.
Net cash provided by financing activities increased to $18.0 million for the year ended December 31, 2013 from $5.1 million for the year ended December 31, 2012, primarily due to an increase in net proceeds from the issuance and repayment of debt in 2013. In connection with the FTS Acquisition, the Company borrowed $20.0 million on its revolving credit facility in 2013, as discussed above. Also during the year ended December 31, 2013, the Company made $2.3 million of principal payments on acquisition-related notes payable. During the year ended December 31, 2012, the Company entered into a new credit facility and received borrowings of $30.0 million from the new credit facility in order to pay its remaining outstanding principal balance of $30.0 million upon the termination of the previous credit facility. Additionally, the Company paid $0.6 million of costs in connection with the refinancing of its credit facility. Further, during the year ended December 31, 2012, the Company borrowed an additional $9.3 million on its new credit facility to fund the HSC acquisition and made $4.2 million of principal payments on other acquisition-related notes payable.
The worldwide economy, including markets in which the Company operates, continues to be impacted by uncertainty and relatively slow growth. As such, the Company believes that the risks to its business and its customers continue to remain heightened. Additionally, political unrest, changes in monetary policy, including the effects of higher interest rates, have the potential to curb economic growth and/or cause further instability, which could adversely impact the Company’s performance. In 2014, oil prices decreased nearly 50 percent and have since remained depressed relative to recent historical levels. The resulting impact of the oil price decline on Furmanite’s customers in the energy sector combined with the potential development of weaknesses in other sectors served by Furmanite could adversely affect the demand for Furmanite’s services. Lower levels of liquidity and capital adequacy affecting lenders, increases in defaults and bankruptcies by customers and suppliers, and volatility in credit and equity markets, as observed in recent years, could continue to have a negative impact on the Company’s business, operating results, cash flows or financial condition in a number of ways, including reductions in revenues and profits, increased bad debts, and financial instability of suppliers and insurers.
Cash held in the bank accounts of foreign subsidiaries at December 31, 2014 was $19.8 million. The Company intends to permanently reinvest undistributed earnings of its foreign subsidiaries and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. If the Company were to repatriate the cash held by its foreign subsidiaries, the Company would be required to accrue and pay income taxes in the United States. Other types of events that could trigger U.S. taxes on these undistributed earnings include certain foreign corporate restructuring or reorganizations, a decision to exit a particular business or jurisdiction leading to a sale of stock to a third party, and anticipated unfavorable tax law changes that would result in higher taxes on repatriations that occur after such change in law goes into effect.
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

On June 29, 2012, FWI borrowed an additional $9.3 million under its Credit Agreement to fund the purchase of HSC. On August 30, 2013, FWI borrowed an additional $20.0 million under its Credit Agreement principally to fund the purchase of the acquired working capital associated with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, with the remaining funds to be available to cover any transitional short-term cash flow needs. As of both December 31, 2014 and 2013, $59.3 million was outstanding under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at December 31, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 12 to the Company’s consolidated financial statements for further information regarding the interest rate swap.The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at December 31, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $202.0 million as of December 31, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable, plus net inventory, plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At December 31, 2014, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.7 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.0 million at December 31, 2014.
On August 30, 2013, in connection with the acquisition of the assets of the ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and is due in four equal annual installments of approximately $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.
The Company committed to cost reduction initiatives in 2010 and 2012 in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues. As of December 31, 2014, the costs incurred since the inception of these cost reduction initiatives totaled approximately $7.1 million. During the year ended December 31, 2014, the Company recorded a reduction of $0.1 million to restructuring costs incurred and made cash payments of $0.1 million related to these initiatives. As of December 31, 2014, the remaining reserve associated with these initiatives totaled $0.3 million, all of which are expected to require cash payments and are expected to be paid within the next twelve months. Total workforce reductions in which severance costs were incurred related to the 2010 and 2012 cost reduction initiatives included terminations for 138 employees, all of which were in the EMEA region of the Company’s Technical Services segment.
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

Contractual Obligations
The following table presents (in thousands) the long-term contractual obligations of the Company as of December 31, 2014 in total and by period due beginning in 2015. Certain operating leases contain renewal options by the Company that are not reflected in the table below. The Company anticipates that these renewal options will likely be exercised.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Debt:
Borrowings under existing revolving credit facility	$59,300	$—	$59,300	$—	$—
Notes payable and other debt	4,987	2,434	2,553	—	—
Capital leases	8	8	—	—	—
Debt subtotal	64,295	2,442	61,853	—	—
Interest on debt	3,004	1,513	1,491	—	—
Total debt and interest	67,299	3,955	63,344	—	—
Other contractual commitments:
Operating leases	42,444	14,019	19,354	6,256	2,815
Pension plan contributions	21,910	1,949	4,048	4,259	11,654
Other obligations[1]	295	295	—	—	—
Total other contractual commitments	64,649	16,263	23,402	10,515	14,469
Total	$131,948	$20,218	$86,746	$10,515	$14,469
______________________________

1	Accrued restructuring costs
Interest on debt is calculated based on outstanding balances, using the weighted average interest rate for 2014 for variable rate debt and at specific interest rates on fixed rate debt. Estimated annual defined benefit pension plan contributions are based on current funding levels of $1.9 million plus expected annual increases in accordance with certain funding commitments. See Note 9 to the Company’s consolidated financial statements for additional information on defined benefit pension plans.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred for the year ended December 31, 2014, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, income taxes and defined benefit pension plans. Critical accounting policies are discussed by management at least quarterly with the Audit Committee of the Company’s Board of Directors.

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

Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2014, 2013 or 2012.

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

As of December 31, 2014 goodwill totaled $15.9 million, of which $15.6 million was associated with the Technical Services operating segment and $0.3 million was associated with the Engineering & Project Solutions operating segment. As of December 31, 2013, goodwill totaled $15.5 million, all of which was associated with the Technical Services operating segment.

FASB ASC 350 requires a two-step process for testing goodwill impairment, however it permits an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined that, based on a qualitative assessment, it is not more likely than not that the Company’s fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company has elected to bypass the qualitative assessment for all reporting units at December 31, 2014 and 2013 and proceed directly to performing the first step of the goodwill impairment test. Under the first step of the two-step process, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of December 31, 2014 and 2013, the Company has two reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.

The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for its reporting units, given the nature of the Company’s business. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis. On December 31, 2014, the Company’s fair value substantially exceeded its carrying value in both of its reporting units.

At both December 31, 2014 and 2013, $2.6 million of indefinite-lived intangible assets (primarily trade names) were included in intangible and other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $12.8 million and $13.0 million, respectively, were also included in intangible and other assets as of December 31, 2014 and 2013, with accumulated amortization of $7.0 million and $4.5 million, respectively. The change in gross finite-lived intangible assets during 2014 was associated with changes in foreign exchange rates on certain intangible assets within the EMEA and Asia-Pacific regions of the Technical Services segment. Amortization expense for finite-lived intangible assets totaled $2.6 million, $2.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360. In connection with a review in 2012, the Company recognized an impairment loss of $0.4 million in selling, general and administrative expense related to certain finite-lived intangible assets which were determined to have no value following the termination of a contract. There were no such impairments in 2014 or 2013.

Income Taxes

Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance is established for such assets. In making such a determination, the Company must take into account positive and negative evidence including projections of future taxable income and assessments of potential tax planning strategies. As part of its assessment in 2014, the Company determined that it is more likely than not that it will be unable to realize the net deferred tax assets of its Malaysian operations, totaling approximately $0.4 million, and therefore established a full valuation allowance on such net deferred tax assets. At December 31, 2014 and 2013, the Company’s valuation allowance was $10.0 million and $9.3 million, respectively. The net deferred tax assets at December 31, 2014 and 2013 relate to U.S. federal and state, and foreign tax items.

The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2011 and subsequent years remain subject to examination. All material foreign income tax matters have been concluded for years through 2009.

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

Defined Benefit Pension Plans

Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. In 2014, the discount rate assumption used to determine end of year benefit obligations was 3.7%. These rates are reviewed annually and adjusted to reflect current conditions. Based on this information, the discount rate for 2015 is 3.7%. These rates are determined based on reference to yields. The expected return on plan assets of 5.0% for 2015 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also required additional financial statement disclosures that will enable users to understand the nature, amount, and timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

Off-Balance Sheet Transactions
The Company was not a party to any off-balance sheet transactions, as defined in Item 303(a)(4)(ii) of Regulations S-K, at December 31, 2014 or 2013, or for any of the years ended December 31, 2014, 2013 or 2012.
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
The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $59.3 million at December 31, 2014, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $39.3 million of the outstanding debt beginning April 29, 2014 through February 28, 2017. For more information on this swap, see Note 12 to the Company’s consolidated financial statements.
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
A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Overall volatility in currency exchange rates in recent years has increased compared to historical fluctuations. In 2014, currency volatility was more prevalent in the second half of the year with the fourth quarter change mitigating the overall impact for 2014, as foreign currencies exchange rate changes, primarily the Australian Dollar and the Norwegian Kroner were substantially offset by changes in the British Pound, relative to the U.S. dollar and thus resulted in an overall $0.4 million favorable impact on the Company’s U.S. dollar reported revenues for the year ended December 31, 2014 when compared to the year ended December 31, 2013, with minimal impact to operating costs due to timing of exchange rate changes during the year. During 2013, currencies weakened, as foreign currency exchange rate changes, primarily the Australian Dollars and the British Pound, relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the year ended December 31, 2013 when compared to the year ended December 31, 2012. The revenue impact in 2013 was somewhat mitigated with similar exchange effects on operating costs thereby reducing the exchange rate effect on operating income. The Company does not use foreign currency rate hedges.
Based on annual 2014 foreign currency-based revenues and operating income of $155.5 million and $18.8 million, respectively, a ten percent fluctuation of all applicable foreign currencies would result in an annual change in revenues and operating income of $14.1 million and $1.7 million, respectively.
Item 8. Financial Statements and Supplementary Data
The consolidated financial statements and supplementary data of the Company begin on page F-3 of this report. Such information is hereby incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer have evaluated, as required by Rules 13a-15(e) and 15a-15(e) of the Exchange Act, the disclosure controls and procedures (as defined in Rule 13a-15(e) and 15a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of the Company’s principal executive and financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 using the framework and criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). In 2015, management intends to transition to the updated COSO framework issued in 2013. Management’s assessment included an evaluation of the design of internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
BDO USA, LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Furmanite Corporation
Houston, Texas

We have audited Furmanite Corporation and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
March 10, 2015

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item 11 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The information required by this Item 14 will be contained in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act in connection with the Company’s 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.8
By-laws of the Registrant, as amended and restated May 27, 2014, filed as Exhibit 3.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014, which exhibit is hereby incorporated by reference.

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

10.2*
Change in Control Agreement effective May 27, 2014, filed as Exhibit 10.2 of the exhibits to the Registrant’s Form 10-Q for the quarter ended June 30, 2014, which exhibit is hereby incorporated by reference.

10.3*
Change in Control Agreement effective May 27, 2014, filed as Exhibit 10.3 of the exhibits to the Registrant’s Form 10-Q for the quarter ended June 30, 2014, which exhibit is hereby incorporated by reference.

10.4*	Agreement between the Company and Charles R. Cox, dated July 30, 2014 incorporated by reference herein to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.

10.5*
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

10.7*
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

10.12*	Form of Indemnity Agreement, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 29, 2014.

10.13*
Furmanite Corporation 1994 Stock Incentive Plan as amended and restated June 14, 2011, incorporated by reference herein to Exhibit 10.1 to the Registrants Form 10-Q for the quarter ended June 30, 2011.

10.14*	Performance Based Long Term Executive Incentive Restricted Stock Grants, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011.

10.15
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

10.17
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

10.19*	Form of Long-Term Performance-Based Restricted Stock Agreement, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.

10.20*	Form of Long-Term Performance-Based Stock Option Agreement, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 2, 2012.

10.21*
Furmanite Corporation 1994 Stock Incentive Plan as amended and restated March 7, 2013, incorporated by reference herein to Appendix A to Schedule 14A filed on March 27, 2013, and as Exhibit 99.1 to the Registrant’s Form S-8 (S.E.C. File No. 333-188489).

10.22*	Form of Furmanite Corporation Long-Term Incentive Agreement, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.

10.23
First Amendment to Credit Agreement, dated as of August 27, 2013, among Furmanite Worldwide, Inc. and certain subsidiaries, as Borrowers, JPMorgan Chase, N.A., as Administrative Agent, and the Lenders party thereto, incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 3, 2013.

16.1
Letter from UHY LLP to the Securities and Exchange Commission, dated December 2, 2014, incorporated by reference herein to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on December 4, 2014.

21.1 **	List of subsidiaries of the Registrant.

23.1 **	Consent of BDO USA, LLP.

23.2 **	Consent of UHY LLP.

31.1 **	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 10, 2015.

31.2 **	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of March 10, 2015.

32.1 ***	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 10, 2015.

32.2 ***	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of March 10, 2015.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.DEF **	XBRL Taxonomy Definition Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________________________

*	Denotes management contracts.
**	Filed herewith.
***	Furnished herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Furmanite Corporation
Houston, Texas

We have audited the accompanying consolidated balance sheet of Furmanite Corporation (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Houston, Texas
March 10, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Furmanite Corporation

We have audited the accompanying consolidated balance sheet of Furmanite Corporation (a Delaware Corporation) and subsidiaries (collectively, the “Company”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Furmanite Corporation and subsidiaries as of December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Houston, Texas
March 6, 2014

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$33,753	$33,240
Accounts receivable, trade (net of allowance for doubtful accounts of $1,036 and $1,014 as of December 31, 2014 and 2013, respectively)	110,219	106,853
Inventories, net	37,383	35,443
Deferred tax assets, current	7,324	8,665
Prepaid expenses and other current assets	14,011	12,494
Total current assets	202,690	196,695
Property and equipment	112,716	110,221
Less: accumulated depreciation and amortization	(60,786)	(54,874)
Property and equipment, net	51,930	55,347
Goodwill	15,897	15,524
Deferred tax assets, non-current	3,664	4,321
Intangible and other assets, net	9,990	13,280
Total assets	$284,171	$285,167
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,442	$2,111
Accounts payable	18,873	20,895
Accrued expenses and other current liabilities	33,609	38,312
Income taxes payable	1,143	1,205
Total current liabilities	56,067	62,523
Long-term debt, non-current	61,853	63,196
Net pension liability	17,115	17,905
Other liabilities	6,672	8,047
Commitments and contingencies (Note 14)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,749,196 and 41,557,238 shares issued as of December 31, 2014 and 2013, respectively	4,834	4,811
Additional paid-in capital	139,312	135,881
Retained earnings	37,784	26,429
Accumulated other comprehensive loss	(21,453)	(15,612)
Treasury stock, at cost (4,008,963 shares as of December 31, 2014 and 2013)	(18,013)	(18,013)
Total stockholders’ equity	142,464	133,496
Total liabilities and stockholders’ equity	$284,171	$285,167
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012

Revenues	$529,197	$427,294	$326,492
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	397,629	306,042	233,337
Depreciation and amortization expense	12,579	11,418	8,889
Selling, general and administrative expense	98,302	85,034	76,754
Total costs and expenses	508,510	402,494	318,980
Operating income	20,687	24,800	7,512
Interest income and other income (expense), net	(92)	(616)	(237)
Interest expense	(1,811)	(1,341)	(1,105)
Income before income taxes	18,784	22,843	6,170
Income tax expense	(7,429)	(8,816)	(5,365)
Net income	$11,355	$14,027	$805

Earnings per common share:
Basic	$0.30	$0.37	$0.02
Diluted	$0.30	$0.37	$0.02
Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,631	37,422	37,266
Diluted	37,867	37,630	37,494
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$11,355	$14,027	$805
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Prior service cost arising during period	—	—	19
Net gain (loss) arising during period	(656)	1,041	(5,361)
Less: Amortization of prior service credit included in net periodic pension cost	—	(377)	(97)
Defined benefit pension plans, net	(656)	664	(5,439)
Cash flow hedges:
Gain (loss) on interest rate swap	(282)	220	—
Less: Reclassification of realized loss on interest rate swap included in interest expense	157	—	—
Cash flow hedges, net	(125)	220	—
Foreign currency translation adjustments	(5,059)	(1,033)	2,237
Total other comprehensive loss before tax	(5,840)	(149)	(3,202)
Income tax (expense) benefit related to components of other comprehensive income (loss)	(1)	(849)	1,110
Other comprehensive loss, net of tax	(5,841)	(998)	(2,092)
Comprehensive income (loss)	$5,514	$13,029	$(1,287)
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Shares			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Common Stock				Treasury Stock	Total
Balances at January 1, 2012	41,140,538	4,008,963	$4,765	$133,062	$11,597	$(12,522)	$(18,013)	$118,889
Net income	—	—	—	—	805	—	—	805
Stock-based compensation and stock option exercises	189,000	—	18	1,459	—	—	—	1,477
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(4,329)	—	(4,329)
Foreign currency translation adjustment	—	—	—	—	—	2,237	—	2,237
Balances at December 31, 2012	41,329,538	4,008,963	4,783	134,521	12,402	(14,614)	(18,013)	119,079
Net income	—	—	—	—	14,027	—	—	14,027
Stock-based compensation and stock option exercises	227,700	—	28	1,360	—	—	—	1,388
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(97)	—	(97)
Unrealized gain on interest rate swap, net of tax	—	—	—	—	—	132	—	132
Foreign currency translation adjustment	—	—	—	—	—	(1,033)	—	(1,033)
Balances at December 31, 2013	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
Net income	—	—	—	—	11,355	—	—	11,355
Stock-based compensation and stock option exercises	191,958	—	23	2,442	—	—	—	2,465
Excess tax benefits from stock-based compensation	—	—	—	989	—	—	—	989
Change in pension net actuarial loss and prior service credit, net of tax	—	—	—	—	—	(707)	—	(707)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(75)		(75)
Foreign currency translation adjustment	—	—	—	—	—	(5,059)	—	(5,059)
Balances at December 31, 2014	41,749,196	4,008,963	$4,834	$139,312	$37,784	$(21,453)	$(18,013)	$142,464
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$11,355	$14,027	$805
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	12,579	11,418	8,889
Provision for doubtful accounts	78	37	1,604
Stock-based compensation expense	2,723	1,065	893
Excess tax benefits from stock-based compensation	(989)	—	—
Deferred income taxes	762	4,239	1,441
Other, net	(1,593)	605	1,914
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,847)	(9,414)	(6,534)
Inventories	(2,051)	(3,639)	(3,690)
Prepaid expenses and other current assets	(1,247)	(2,717)	(741)
Accounts payable	(2,602)	(856)	4,265
Accrued expenses and other current liabilities	(4,373)	2,767	6,529
Income taxes payable	(283)	665	(735)
Other, net	(11)	(522)	237
Net cash provided by operating activities	10,501	17,675	14,877
Investing activities:
Capital expenditures	(8,090)	(18,392)	(9,286)
Acquisition of businesses	(265)	(16,695)	(12,540)
Proceeds from sale of assets	16	30	140
Net cash used in investing activities	(8,339)	(35,057)	(21,686)
Financing activities:
Payments on debt	(1,012)	(2,274)	(34,191)
Proceeds from issuance of debt	—	20,000	39,300
Debt issuance costs	—	(50)	(595)
Excess tax benefits from stock-based compensation	989	—	—
Issuance of common stock	158	573	584
Other	(250)	(250)	—
Net cash (used in) provided by financing activities	(115)	17,999	5,098
Effect of exchange rate changes on cash	(1,534)	(562)	372
Increase (decrease) in cash and cash equivalents	513	55	(1,339)
Cash and cash equivalents at beginning of year	33,240	33,185	34,524
Cash and cash equivalents at end of year	$33,753	$33,240	$33,185
Supplemental cash flow information:
Cash paid for interest	$1,331	$1,104	$904
Cash paid for income taxes, net of refunds received	$5,975	$2,823	$4,063
Non-cash investing and financing activities:
Issuance of notes payable related to acquisition of business	$—	$5,801	$—
Debt incurred for purchase of assets	$—	$—	$1,444
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Furmanite Corporation (the “Parent Company”) together with its subsidiaries (collectively, the “Company” or “Furmanite”) conducts business under two operating segments: 1) Technical Services and 2) Engineering & Project Solutions. Technical Services provides specialized technical services, including on-line, off-line and other services. On-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services. Other services include SmartShimTM services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, petroleum industry, which includes refineries and offshore drilling rigs (includes subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates. The Engineering & Project Solutions operating segment, which includes Furmanite Technical Solutions (“FTS”), provides project planning, professional engineering, downstream non-destructive testing and inspection, construction management, mechanical integrity, field support, quality assurance, and plant asset management services, as well as certain other inspection and project management services. Customers include refining and petrochemical operators as well as maintenance, and engineering and construction contractors serving the downstream and midstream oil and gas markets, substantially all of which are in the Americas. Furmanite currently operates over 30 offices in the United States (“U.S.”) including Saraland, Alabama; Benicia, California; Fairfield, California; Torrance, California; Lombard, Illinois; Hobart, Indiana; Louisville, Kentucky; Baton Rouge, Louisiana; Geismar, Louisiana; Gonzales, Louisiana; Sulphur, Louisiana; Paulsboro, New Jersey; Charlotte, North Carolina; Muskogee, Oklahoma; Tulsa, Oklahoma; Pittsburgh, Pennsylvania; Rock Hill, South Carolina; Beaumont, Texas; Corpus Christi, Texas; Houston, Texas; La Porte, Texas; Salt Lake City, Utah; Norfolk, Virginia; Kent, Washington; Huntington, West Virginia; and Parkersburg, West Virginia. The worldwide operations are further supported by offices currently located on six continents in Australia, Azerbaijan, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Norway, Singapore, Sweden and the United Kingdom (“U.K.”) and by licensee and agency arrangements which are based in Argentina, Belgium, Brazil, Columbia, Chile, Ecuador, Italy, Japan, Mexico, Peru, Puerto Rico, Qatar, Romania, Russia, Trinidad, Turkey and the United Arab Emirates.
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
Cash and Cash Equivalents
Cash is generally invested in high credit quality and highly liquid short-term investments with original maturities of three months or less. Accordingly, uninvested cash in excess of requirements for operating purposes is kept at minimum levels. Cash equivalents are stated at cost, which approximates market value, and are primarily invested in conservative, highly-rated instruments issued by financial institutions or government entities with strong credit ratings. At certain times, such amounts exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company had short-term investments with two financial institutions at December 31, 2014 that were not insured by the FDIC in the amount of $8.2 million. The Company has not experienced any losses on these investments. Cash in foreign bank accounts at December 31, 2014 and 2013 was $19.8 million and $17.2 million, respectively.
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for doubtful accounts for the years ended December 31, are as follows (in thousands):

	2014	2013	2012
Allowance for doubtful accounts at beginning of year	$1,014	$1,648	$1,272
Provisions for doubtful accounts	78	37	1,604
Currency adjustments	(77)	(5)	38
Write-offs, net of recoveries	21	(666)	(1,266)
Allowance for doubtful accounts at end of year	$1,036	$1,014	$1,648
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
Long-Lived Assets
Property, Plant and Equipment
The Company accounts for property, plant and equipment in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Under FASB ASC 360, the Company reviews property, plant and equipment for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Factors that may affect recoverability include changes in planned use of equipment, closing of facilities and discontinuance of service lines. Property and equipment to be held and used is reviewed at least annually for possible impairment. The Company’s impairment review is based on an estimate of the undiscounted cash flow at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the assets exceeds the estimated future undiscounted cash flows generated by the asset and the impairment is viewed as other than temporary. When impairment is indicated, an impairment charge is recorded for the difference between the carrying value of the asset and its fair market value. Depending on the asset, fair market value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. No impairment of property, plant and equipment was recorded in 2014 or 2013.
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
FASB ASC 350 requires a two-step process for testing goodwill impairment, however it permits an entity the option to first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If it is determined that, based on a qualitative assessment, it is not more likely than not that the Company’s fair value is less than its carrying amount, then the first and second steps of the goodwill impairment test are unnecessary. The Company has elected to bypass the qualitative

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assessment for all reporting units at December 31, 2014 and 2013 and proceed directly to performing the first step of the goodwill impairment test. Under the first step of the two-step process, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. A reporting unit is an operating segment or one level below an operating segment (referred to as a component). Two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics. As of December 31, 2014 and 2013, the Company has two reporting units for the purpose of testing goodwill impairment as the business segments are determined to be the reporting units. Second, if an impairment is indicated, the implied fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of the carrying value over the implied fair value.
The Company uses a multiple of revenues as the basis for its measurement of fair value as management considers this approach the most meaningful measure for its reporting units, given the nature of the Company’s business. To support the reasonableness of the calculated fair value, the Company compares the sum of the calculated fair values to the market capitalization of the Company as a whole, as the quoted market price provides the best evidence of fair value on a Company-wide basis.
Based on valuations performed by the Company at December 31, 2014 and 2013, no impairment was indicated.
As of December 31, 2014, goodwill totaled $15.9 million, of which $15.6 million was associated with the Technical Services operating segment and $0.3 million was associated with the Engineering & Project Solutions operating segment. As of December 31, 2013, goodwill totaled $15.5 million, all of which was associated with the Technical Services operating segment.
At both December 31, 2014 and 2013, $2.6 million of indefinite-lived intangible assets (primarily trade names) were included in intangible and other assets on the consolidated balance sheets. Gross finite-lived intangible assets of $12.8 million and $13.0 million, respectively, were also included in intangible and other assets as of December 31, 2014 and 2013, with accumulated amortization of $7.0 million and $4.5 million, respectively. The change in gross finite-lived intangible assets during 2014 was associated with changes in foreign exchange rates on certain intangible assets within the EMEA and Asia-Pacific regions of the Technical Services segment. Amortization expense for finite-lived intangible assets totaled $2.6 million, $2.7 million and $1.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. The estimated useful lives are as follows: customer contracts and relationships—one to five years, non-compete agreements—five years, patents, licenses and other—one to ten years.
Finite-lived intangible assets are reviewed for impairment in accordance with the provisions of FASB ASC 360. In connection with a review in 2012, the Company recognized an impairment loss of $0.4 million in selling, general and administrative expense related to certain finite-lived assets which were determined to have no value following the termination of a contract. There were no such impairments in 2014 or 2013.
Finite-lived intangible assets subject to amortization consisted of the following as of December 31, (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
2014:
Customer contracts and relationships	$9,231	$(4,486)	$4,745
Non-compete agreements	2,231	(1,432)	799
Patents, licenses and other	1,386	(1,067)	319
Total finite-lived intangible assets	$12,848	$(6,985)	$5,863
2013:
Customer contracts and relationships	$9,230	$(2,649)	$6,581
Non-compete agreements	2,313	(1,026)	1,287
Patents, licenses and other	1,416	(840)	576
Total finite-lived intangible assets	$12,959	$(4,515)	$8,444

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, future amortization expense related to finite-lived intangible assets subject to amortization is estimated to be as follows (in thousands):

Fiscal Year:
2015	$2,277
2016	1,956
2017	1,444
2018	163
2019	5
Thereafter	18
Total	$5,863
The weighted-average amortization period for intangible assets subject to amortization is approximately 2.8 years.
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
Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during any of the years ended December 31, 2014, 2013 or 2012.
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
Considering the Company’s global nature, and its exposure to foreign currencies, the financial results in any geographical area can be impacted by changes in currency exchange rates in any given year. Within the Company’s Technical Services segment, financial results in 2014 were favorably impacted in EMEA but were partially offset by unfavorable impacts in Asia-Pacific as a result of currency changes during the year. In 2013, financial results were unfavorably impacted in EMEA and Asia-Pacific and in 2012, the financial results were favorably impacted in EMEA but were partially offset by unfavorable impacts in Asia-Pacific as a result of currency exchange rate changes during the respective years.

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
Exit or Disposal Cost Obligations
In 2010 and 2012, the Company committed to cost reduction initiatives, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to strategically align its operating, selling, general and administrative costs to revenue. The Company has recorded expenses related to these cost reduction initiatives for severance, lease cancellations, and other restructuring costs in accordance with FASB ASC 420-10, “Exit or Disposal Cost Obligations” and FASB ASC 712-10, “Nonretirement Postemployment Benefits.”
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. There is no option for early adoption. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidations Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on the consolidated financial position, results of operations or cash flows of the Company.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisitions
ENGlobal Engineering & Construction
On August 30, 2013, Furmanite America, Inc. (“Furmanite America”), a wholly owned subsidiary of the Company, completed the acquisition of certain assets and the assumption of certain liabilities, all of which relate to operations in the Americas, of the Engineering and Construction segment of ENGlobal Corporation (“ENGlobal”) for a total consideration of approximately $18.8 million. In conjunction with the closing of the transaction, the Company’s FTS division was formed, which is included within the Company’s Engineering & Project Solutions segment. Assets purchased and liabilities assumed by Furmanite America include working capital assets and liabilities, property and equipment, intangible assets, and lease obligations. The purchase was made pursuant to an Asset Purchase Agreement (“APA”) dated July 15, 2013, with an amendment to the APA reducing the purchase price for the changes in the estimated net working capital balance and $0.5 million, and finalizing the terms and conditions of the transaction. On August 30, 2013, Furmanite America made a cash payment of approximately $15.8 million for the estimated acquired net working capital, net of reserves (the “Estimated Working Capital Payment”). In addition, Furmanite America entered into a four year 4% interest per annum promissory note with ENGlobal in the principal amount of $3.0 million. In connection with the acquisition, the Company borrowed $20.0 million on its existing revolving credit facility, principally to fund the purchase of the acquired working capital, with the remaining funds to be available to cover any transitional short-term cash flow needs. The Estimated Working Capital Payment is subject to adjustment, which was initially to be determined within 90 days from the close of the transaction, for any changes based upon the final balance sheet. However, under mutual agreement by the parties, the determination date has been extended and remains pending as of December 31, 2014.

The following amounts represent the determination of the fair value of the assets acquired and liabilities assumed (in thousands):

Fair value of net assets acquired
Accounts receivable [1]	$20,852
Prepayments and other current assets	562
Property and equipment	2,226
Intangible assets [2]	1,282
Goodwill [3]	249
Deferred tax assets	1,318
Accounts payable	(161)
Accrued expenses and other current liabilities	(9,661)
Other non-current liabilities	(218)
Fair value of net assets acquired	16,449
Estimated receivable for working capital adjustment	2,341
Total purchase consideration	$18,790
____________________________

[1]	Accounts receivable amount is net of an estimate of a reserve for doubtful accounts.

[2]	Intangible assets are comprised of customer contracts.

[3]	Goodwill, which relates to the Engineering & Project Solutions segment, consists of intangible assets that do not qualify for separate recognition and is not deductible for tax purposes.

For year ended December 31, 2013, the consolidated statements of income include operating revenues of $37.1 million attributable to the acquisition since the date of closing. Pre-tax losses attributable to this acquisition were approximately $2.3 million from the date of acquisition to December 31, 2013, including approximately $0.7 million of integration-related expenses.
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and power industries. In connection with the acquisition, the Company borrowed an additional $9.3 million from its existing revolving credit facility.
The following amounts represent the determination of the fair value of the assets acquired and liabilities assumed (in thousands):

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

The FTS and HSC acquisitions were not material to the Company’s financial position or results of operations, therefore, neither FTS’s nor HSC’s pro forma results would have had material impact on the Company’s results had the acquisition occurred at the beginning of the previous year.
3. Earnings Per Share
Basic earnings per share (“EPS”) are calculated as net income divided by the weighted-average number of shares of common stock outstanding during the period, including restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared, if any, and undistributed earnings. Any dividends paid on restricted shares are non-forfeitable in the event the award does not vest. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the periods presented, the amount of earnings allocated to the participating securities was not material. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock units when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock and restricted stock units, using the treasury stock method.
Basic and diluted weighted-average common shares outstanding and earnings per share include the following for the years ended December 31, (in thousands, except per share data):

	2014	2013	2012

Net income	$11,355	$14,027	$805

Basic weighted average common shares outstanding	37,631	37,422	37,266
Dilutive effect of common stock equivalents	236	208	228
Diluted weighted average common shares outstanding	37,867	37,630	37,494

Earnings per share:
Basic	$0.30	$0.37	$0.02
Diluted	$0.30	$0.37	$0.02
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	430	680	906

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories, net
Inventories consisted of the following at December 31, (in thousands):

	2014	2013
Raw materials and supplies	$27,358	$27,165
Work-in-process	11,538	10,010
Finished goods	219	231
Excess and obsolete reserve	(1,732)	(1,963)
Total inventories	$37,383	$35,443
Amounts expensed for excess and obsolete inventory were not significant for the years ended December 31, 2014 and 2013.
5. Property and Equipment
Property and equipment consisted of the following at December 31, (in thousands):

	2014	2013
Land	$2,976	$2,529
Buildings	7,602	7,267
Machinery and equipment	83,501	73,708
Furnitures and fixtures	10,006	9,636
Vehicles	2,684	2,679
Other	3,472	3,783
Construction in progress	2,475	10,619
Total property and equipment	112,716	110,221
Less: accumulated depreciation and amortization	(60,786)	(54,874)
Net property and equipment	$51,930	$55,347
Depreciation and amortization expense of property and equipment for the years ended December 31, 2014, 2013 and 2012 was $10.0 million, $8.7 million and $7.6 million, respectively.
Vehicles under capital leases are included in the cost and accumulated depreciation and amortization as follows at December 31, (in thousands):

	2014	2013
Vehicle capital leases	$1,561	$1,568
Less: accumulated depreciation and amortization	(1,553)	(1,542)
Net equipment acquired under capital leases	$8	$26

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses and Other Current Liabilities
Accrued expenses consisted of the following at December 31, (in thousands):

	2014	2013
Compensation and benefits¹	$23,073	$26,557
Estimated potential uninsured liability claims	1,934	1,934
Taxes other than income	1,674	1,621
Value added tax payable	1,668	1,622
Leases	1,070	1,478
Professional, audit and legal fees	1,050	1,451
Customer deposits	651	1,370
Other employee related expenses	630	373
Interest	368	141
Other[2]	1,491	1,765
Total accrued expenses and other current liabilities	$33,609	$38,312
______________________________

1	Includes restructuring accruals of $0.3 million as of both December 31, 2014 and 2013.

2	Includes restructuring accruals of nil and $0.1 million as of December 31, 2014 and 2013, respectively.
7. Restructuring
The Company committed to certain cost reductions in 2010 and 2012, including planned workforce reductions and restructuring of certain functions. The Company has taken these specific actions in order to more strategically align the Company’s operating, selling, general and administrative costs relative to revenues.
2010 Cost Reduction Initiative
In 2010, the Company committed to a cost reduction initiative (the “2010 Cost Reduction Initiative”) primarily related to the restructuring of certain functions within the Company’s EMEA operations in order to improve the operational and administrative efficiency of its EMEA operations. As of December 31, 2014, the Company has substantially completed the 2010 Cost Reduction initiative, with total costs incurred of approximately $3.9 million. Future cash payments of approximately $0.3 million are expected in connection with this initiative, all of which are expected to be paid within the next twelve months. For the twelve months ended December 31, 2014, a reduction to restructuring costs of $0.1 million is included in selling, general and administrative expenses. No restructuring costs were incurred during the twelve months ended December 31, 2013. For the twelve months ended December 31, 2012, restructuring costs incurred of $0.2 million are included selling, general and administrative expenses.
2012 Cost Reduction Initiative
In 2012, the Company committed to another cost reduction initiative (the “2012 Cost Reduction Initiative”) related to further restructuring of its European operations within EMEA. This restructuring initiative included additional workforce reductions throughout the Company’s operating, selling, general and administrative functions. The Company took these specific actions in order to further reduce administrative and overhead expenses and streamline its European operations’ structure for improved operational efficiencies in response to the challenging economic conditions in the region. As of December 31, 2014, the Company has substantially completed the 2012 Cost Reduction Initiative, with total restructuring costs incurred of approximately $3.2 million, which primarily relates to one-time termination benefits. Future cash payments in connection with this initiative are expected to be insignificant. For the twelve months ended December 31, 2014 and 2013, reductions to restructuring costs of $41,000 and $0.1 million, respectively, are included in operating costs. For the year ended December 31, 2012, restructuring costs of $2.3 million and $1.1 million are included in operating costs and selling, general and administrative expenses, respectively.
Estimated and actual expenses including severance, lease cancellations, and other restructuring costs, in connection with these initiatives, have been recognized in accordance with FASB ASC 420-10, Exit or Disposal Cost Obligations, and FASB ASC 712-10, Nonretirement Postemployment Benefits.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring costs (adjustments) associated with the cost reduction initiatives for the years ended December 31, consisted of the following (in thousands), all of which were associated with the EMEA region in the Technical Services segment:

	2014	2013	2012
Severance and benefit costs	$(65)	$(91)	$3,102
Lease termination costs	(53)	—	136
Other restructuring costs	—	—	339
Total	$(118)	$(91)	$3,577
The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2014, is as follows (in thousands):

	Reserve at December 31, 2013	Charges (Adjustments)	Cash (payments) refunds	Foreign currency adjustments	Reserve at December 31, 2014
2010 Initiative
Severance and benefit costs	330	(55)	53	(35)	293
Lease termination costs	24	(22)		(2)	—
Other restructuring costs	1	—	(1)	—	—
2012 Initiative
Severance and benefit costs	2	(10)	10	—	2
Lease termination costs	34	(31)	—	(3)	—
Other restructuring costs	—	—	—	—	—
Total	$391	$(118)	$62	$(40)	$295
The activity related to reserves associated with the cost reduction initiatives for the year ended December 31, 2013, is as follows (in thousands):

	Reserve at December 31, 2012	Charges (Adjustments)	Cash (payments) refunds	Foreign currency adjustments	Reserve at December 31, 2013
2010 Initiative
Severance and benefit costs	$436	$—	$(113)	$7	$330
Lease termination costs	24	—	(1)	1	24
Other restructuring costs	19	—	(18)	—	1
2012 Initiative
Severance and benefit costs	1,533	(91)	(1,421)	(19)	2
Lease termination costs	76	—	(42)	—	34
Other restructuring costs	33	—	(33)	—	—
Total	$2,121	$(91)	$(1,628)	$(11)	$391
Total workforce reductions in which severance costs were incurred related to the 2010 and 2012 cost reduction initiatives included terminations for 138 employees, all of which were in the EMEA region of Company’s Technical Services segment.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-Term Debt
Long-term debt is summarized as follows at December 31, (in thousands):

	2014	2013
Borrowings under the revolving credit facility (the “Credit Agreement”)	$59,300	$59,300
Capital leases	8	23
Notes payable	4,896	5,801
Other debt	91	183
Total long-term debt	64,295	65,307
Less current portion of long-term debt	(2,442)	(2,111)
Total long-term debt, non-current	$61,853	$63,196
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
On June 29, 2012, FWI borrowed an additional $9.3 million under its Credit Agreement to fund the purchase of HSC. On August 30, 2013, FWI borrowed an additional $20.0 million under its Credit Agreement principally to fund the purchase of the acquired working capital associated with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, with the remaining funds to be available to cover any transitional short-term cash flow needs. As of both December 31, 2014 and 2013, $59.3 million was outstanding under the Credit Agreement.
Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated funded debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.9% at December 31, 2014. On April 30, 2013, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 0.75% plus the margin and Leverage Ratio adjustment, as described above, beginning April 29, 2014 through February 28, 2017 on $39.3 million of the outstanding amount under the Credit Agreement. See Note 12 for further information regarding the interest rate swap. The Credit Agreement contains a commitment fee, which ranges from 0.25% to 0.30% based on the Leverage Ratio (0.25% at December 31, 2014), and is based on the unused portion of the amount available under the Credit Agreement. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximates $202.0 million as of December 31, 2014). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.
The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 2.75 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a fixed charge coverage ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures / interest plus cash taxes plus scheduled payments of debt plus Restricted Payments made (i.e. all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to Parent or its subsidiaries (other than FWI and its subsidiaries)), and (iii) a minimum asset coverage of at least

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.50 to 1.00, defined as cash plus net accounts receivable, plus net inventory, plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants and breach of representations and warranties. At December 31, 2014, FWI was in compliance with all covenants under the Credit Agreement.
Considering the outstanding borrowings of $59.3 million, and $2.7 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $38.0 million at December 31, 2014.
Notes Payable
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
On August 30, 2013, in connection with the acquisition of the assets of the ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and is due in four equal annual installments of approximately $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.
At December 31, 2014, debt maturities on consolidated debt were as follows (in thousands):

2015	$2,434
2016	1,249
2017	60,604
2018	—
2019	—
Total long-term debt	$64,287
Capital leases	8
Total long-term debt and capital leases	$64,295
9. Retirement Plans
The Company has a defined contribution plan which covers substantially all eligible domestic employees and provides for varying levels of employer matching. Company contributions to this plan were $2.6 million, $1.7 million and $1.4 million for 2014, 2013 and 2012, respectively. The increase in contributions in 2014 compared to 2013 is primarily attributable to the effect of the August 2013 acquisition described in Note 2.
Two of the Company’s foreign subsidiaries have defined benefit pension plans, one plan covering certain of its U.K. employees (the “U.K. Plan”) and the other covering certain of its Norwegian employees (the “Norwegian Plan”). As the Norwegian Plan represents approximately three percent of both the Company’s total pension plan liabilities and total pension plan assets, only the schedules of net periodic pension cost and changes in benefit obligation and plan assets include combined amounts from the two plans, while all other assumption, detail and narrative information relates solely to the U.K. Plan.
Benefits for the U.K. Plan are based on the average of the employee’s salary for the last three years of employment. Prior to plan amendments in 2013, the employee contributed 6.5% to 12.0% and the employer contributes up to 12.0% of pay. In accordance with plan amendments, accruals for future benefits under the U.K. Plan have ceased effective November 1, 2013, with the affected employees transitioning to the subsidiary’s defined contribution plan. As a result, the Company incurred a curtailment loss of $0.3 million that was recognized as part of net pension cost during the year ended December 31, 2013. Plan assets are primarily invested in unitized pension funds managed by U.K. registered fund managers. The most recent valuation of the U.K. Plan was performed as of December 31, 2014. Estimated defined benefit pension plan contributions for 2015 are expected to be approximately $1.7 million. The Company expects future plan contributions will increase by approximately 3% per year, in accordance with certain funding commitments.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, expected investment return on plan assets, mortality rates and retirement rates. The discount rate assumption used to determine end of year benefit obligations was 3.7%. These rates are reviewed annually and adjusted to reflect current conditions. These rates are determined appropriate based on reference to yields. The expected return on plan assets of 5% for 2015 is derived from detailed periodic studies, which include a review of asset allocation strategies, anticipated future long-term performance of individual asset classes, risks (standard deviations) and correlations of returns among the asset classes that comprise the plans’ asset mix. While the studies give appropriate consideration to recent plan performance and historical returns, the assumptions are primarily long-term, prospective rates of return. Mortality and retirement rates are based on actual and anticipated plan experience. In accordance with U.S. GAAP, actual results that differ from the assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the pension obligation and future expense.
Net pension cost included the following components for the years ended December 31, (in thousands):

	2014	2013	2012
Net periodic pension cost:
Service cost	$300	$778	$1,032
Interest cost	4,042	3,482	3,588
Expected return on plan assets	(4,351)	(3,555)	(3,174)
Amortization of prior service credit	—	(96)	(97)
Amortization of net actuarial loss	495	1,350	941
Curtailment loss	—	317	—
Net periodic pension cost	$486	$2,276	$2,290
The weighted average assumptions used to determine benefit obligations at December 31, are as follows:

	2014	2013
Discount rate	3.7%	4.6%
Rate of compensation increase[1]	Not applicable	Not applicable
Inflation	2.9%	3.3%
______________________________

[1]	Not applicable due to plan curtailment.
The weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, are as follows:

	2014	2013
Discount rate	4.6%	4.3%
Expected long-term return on plan assets	6.2%	5.7%
Rate of compensation increase[1]	Not applicable	2.7%
Inflation	3.3%	2.7%
______________________________

[1]	Not applicable for the year ended December 31, 2014 due to plan curtailment.
The plan actuary determines the expected return on plan assets based on a combination of expected yields on equity securities and corporate bonds and considering historical returns.
The expected long-term rate of return on plan assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.0% overall, 6.4% for equities and 2.4% for debt securities.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the changes in the benefit obligation and plan assets for the years ended December 31, (in thousands):

	2014	2013
Projected benefit obligation:
Beginning of year	$90,445	$85,058
Service cost	300	778
Interest cost	4,042	3,482
Participants’ contributions	—	194
Actuarial loss (gain)	8,371	2,211
Benefits paid	(3,829)	(3,468)
Curtailment loss	—	618
Foreign currency translation adjustment and other	(6,004)	1,572
End of year	93,325	90,445
Fair value of plan assets:
Beginning of year	72,540	66,522
Actual gain on plan assets	9,993	5,980
Employer contributions	2,028	2,227
Participants’ contributions	—	194
Benefits paid	(3,829)	(3,468)
Foreign currency translation adjustment	(4,522)	1,085
End of year	76,210	72,540
Excess projected obligation under (over) fair value of plan assets at end of year	$(17,115)	$(17,905)
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$22,180	$21,524
Prior service cost (credit)	—	—
Net amount recognized in accumulated other comprehensive loss	$22,180	$21,524
The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are $0.5 million for the defined benefit pension plan.
The accumulated benefit obligation for the U.K. Plan was $90.4 million and $87.8 million at December 31, 2014 and 2013, respectively. The U.K. Plan has had no new participants added since the plan was frozen in 1994. Additionally, as noted above, accruals for future benefits under the plan ceased effective November 1, 2013.
At December 31, 2014, expected future benefit payments, which reflect expected future service, are as follows for the years ended December 31, (in thousands):

2015	$3,220
2016	3,458
2017	3,714
2018	3,803
2019	4,146
2020-2024	25,093
Total	$43,434

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the plan assets of the U.K. Plan measured at fair value on a recurring basis (at least annually) as of December 31, (in thousands):

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2) (a)	Significant Unobservable Inputs (Level 3) (a)
2014:
Cash	$572	$572	$—	$—
Equity securities:
U.K. equity (b)	13,424	—	13,424	—
U.S. equity index (c)	3,468	—	3,468	—
European equity index (d)	3,229	—	3,229	—
Pacific rim equity index (e)	2,565	—	2,565	—
Japanese equity index (f)	2,026	—	2,026	—
Emerging markets equity index (g)	2,066	—	2,066	—
Diversified growth fund (h)	13,859	—	13,859	—
Global absolute return fund (i)	6,916	—	6,916	—
Fixed income securities:
Cash fund (j)	3,482	—	3,482	—
U.K. government fixed income securities (k)	9,649	—	9,649	—
U.K. government index-linked securities (l)	12,953	—	12,953	—
Total as of December 31, 2014	$74,209	$572	$73,637	$—

2013:
Cash	$555	$555	$—	$—
Equity securities:
U.K. equity (b)	14,533	—	14,533	—
U.S. equity index (c)	3,596	—	3,596	—
European equity index (d)	3,677	—	—	3,677
Pacific rim equity index (e)	2,476	—	—	2,476
Japanese equity index (f)	2,254	—	—	2,254
Emerging markets equity index (g)	2,087	—	—	2,087
Diversified growth fund (h)	14,357	—	—	14,357
Fixed income securities:
Corporate bonds (m)	13,592	—	—	13,592
U.K. government fixed income securities (n)	2,694	—	2,694	—
U.K. government index-linked securities (o)	10,694	—	10,694	—
Total as of December 31, 2013	$70,515	$555	$31,517	$38,443
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

h)
This category includes investments in a diversified portfolio of equity, bonds, alternatives and cash markets and aims to achieve a return that is consistent with the return of the Libor GBP 3 month +3% Index.

i)
This category includes investments in a diversified portfolio of equity and bonds combined with investment strategies based on advanced derivative techniques and aims to achieve a return over rolling three-year periods equivalent to cash plus 5% per year, gross of fees.

j)
This category includes investments in British pound sterling-denominated money market instruments and fixed-income securities issued by governments, corporations or other issuers which may be listed or traded on a recognized market.

k)	This category includes investments in funds with the objective to provide a leveraged return to U.K. government fixed income securities (gilts) that have maturity dates in 2040 and 2052.

l)
This category includes investments in funds with the objective to provide a leveraged return to various U.K. government indexed-linked securities (gilts), with maturity periods ranging from 2022 to 2062. The funds invest in U.K. government bonds and derivatives.

m)
This category includes investment grade corporate bonds denominated in British pound sterling and aims to achieve a return consistent with the iBoxx £ Non-Gilts Over 15 Years Index. This index consists of bonds with a maturity period of 15 years or longer.

n)
This category includes investments in U.K. government fixed income securities (gilts) that have a maturity period of 25 years or longer and aims to achieve a return consistent with the FTSE UK Gilt Over 25 Years Index.

o)
This category includes investments in U.K. government index-linked securities (index-linked gilts) that have a maturity period of 5 years or longer and aims to achieve a return consistent with the FTSE UK Gilts Index-Linked Over 5 Years Index and the FTSE UK Gilts Index-Linked Over 25 Years Index.

The following table sets forth a summary of changes in the fair value of the Level 3 assets for the year ended December 31, 2014:

Balance at December 31, 2013	$38,443
Transfers out	(38,443)
Purchases	—
Sales	—
Gain (loss)	—
Foreign currency adjustments	—
Balance at December 31, 2014	$—
Based on an assessment of the observability of the inputs used in the measurement of fair value of the plan assets, the Company transferred all Level 3 assets to Level 2 assets during the year ended December 31, 2014. There were no transfers related to the Company’s Level 3 assets during the year ended December 31, 2013.
Investment objectives for the U.K. Plan, as of December 31, 2014, are to:

•	optimize the long-term return on plan assets at an acceptable level of risk

•	maintain a broad diversification across asset classes

•	maintain careful control of the risk level within each asset class
The trustees of the U.K. Plan have established a long-term investment strategy comprising global investment weightings targeted at 65% (range of 60% to 70%) for equity securities/diversified growth funds and 35% (range of 30% to 40%) for debt securities. Diversified growth funds are actively managed absolute return funds that hold a combination of debt and equity securities. Selection of the targeted asset allocation was based upon a review of the expected return and risk characteristics of each asset class, as well as the correlation of returns among asset classes. Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations and the timing of benefit payments and contributions.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the weighted average asset allocation and target asset allocations for the years ended December 31, by asset category, as of the measurement dates of the plan:

	Asset Allocations		Target Asset Allocations
	2014	2013	2014	2013
Equity securities and diversified growth funds[1]	64.1%	60.9%	65.0%	60.0%
Debt securities[2]	35.1%	38.3%	35.0%	40.0%
Other	0.8%	0.8%	—%	—%
Total	100.0%	100.0%	100.0%	100.0%
______________________________

[1]	Diversified growth funds refer to actively managed absolute return funds that hold a combination of equity and debt securities.

[2]	Includes investments in funds with the objective to provide leveraged returns to U.K. government fixed income securities and U.K. government indexed-linked securities.
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
Series B Preferred Stock
On April 15, 2008, the Board of Directors of the Company declared a dividend distribution of one stock purchase right (“Right”) for each outstanding share of common stock to stockholders of record on April 19, 2008. These Rights are substantially similar to, and were issued in replacement of, the rights that expired on April 19, 2008, pursuant to the Company’s then existing Stockholders Rights Plan. Pursuant to the replacement Stockholders Rights Plan, each Right entitles the holder, upon the occurrence of certain events, to purchase from the Company one one-hundredth of a share of Series B Junior Participating Preferred Stock, no par value, at a price of $48, subject to adjustment. The Rights will not become transferable from the common stock or become exercisable until a person or group either acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender or exchange offer that would result in ownership of 20% or more, whichever occurs earlier. The Rights, which were originally to expire on April 19, 2018, were redeemable in whole, but not in part, at the Company’s option at any time for a price of $0.01 per Right. On March 4, 2015, the Company’s Board of Directors accelerated the expiration of the Rights to March 6, 2015, as discussed further in Note 19. As of December 31, 2014 and 2013, there were 400,000 Series B Preferred Shares authorized and none were outstanding.
Equity Compensation Plans
The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. The options granted under these plans and agreements generally vest over periods of up to five years and expire between five to ten years after the grant date. All options were granted at prices greater than or equal to the market price at the date of grant. The equity compensation plan has 8,100,000 shares authorized and 2,529,524 shares were available for additional issuance at December 31, 2014.
For the years ended December 31, 2014, 2013 and 2012, total compensation cost charged against income and included in selling, general, and administrative expenses, for stock-based compensation arrangements was $2.7 million, $1.1 million and $0.9 million, respectively. The expense for the twelve months ended December 31, 2014 includes $1.0 million in expense associated with the modification of certain outstanding equity awards pursuant to the provisions of a retirement agreement with a Company executive. Under the terms of such modification, the executive’s nonvested awards vested upon continued provision of service through the end of 2014. Additionally, the exercise period of certain outstanding stock options was extended to allow for exercise up to one year after the executive’s retirement. The expense for the twelve months ended December 31, 2012 includes $0.1 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors. The total tax benefit related to stock options and restricted stock recognized in the consolidated statements of income for the years ended December 31, 2014, 2013 and 2012 was $1.1 million, $0.4 million, and $0.4 million, respectively. The unrecognized excess tax benefit related to the disposition of stock options and vesting of restricted stock was $0.2 million for the year ended December 31, 2014, approximately $0.3 million and less than $0.1 million for the years ended December 31, 2013 and 2012, respectively, as described further in Note 13.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
The Company uses the Black-Scholes option-pricing model (“Black-Scholes”) as its method of valuation under FASB ASC 718-10 and a single option award approach. This fair value computation is then amortized on a straight-line basis over the requisite service periods of the options, which is generally the vesting period. The fair value of stock-based payment awards on the date of grant as determined by the Black-Scholes model is affected by the Company’s stock price on the date of the grant as well as other assumptions. Assumptions utilized in the fair value calculations include the expected stock price volatility over the term of the awards (estimated using the historical volatility of the Company’s stock price), the risk free interest rate (based on the U.S. Treasury Note rate over the expected term of the option), the dividend yield (assumed to be zero, as the Company has not paid, nor anticipates paying any cash dividends) and employee stock option exercise behavior and forfeiture assumptions (based on historical experience and other relevant factors).
The weighted-average estimated value of employee stock options granted in 2014, 2013 and 2012 were estimated using the Black-Scholes model with the following weighted average assumptions:

	2014	2013	2012
Expected volatility	60.6% to 61.6%	61.4% to 62.7%	61.1% to 61.8%
Risk-free interest rate	1.8% to 2.0%	1.0% to 2.1%	0.9% to 1.1%
Expected dividends	0%	0%	0%
Expected term in years	6.0 to 6.3	6.0 to 6.3	6.0 to 6.3
The Company granted options to purchase 461,366, 524,463 and 904,158 shares of its common stock during 2014, 2013 and 2012, respectively, that generally vest annually over three to five years. Of the stock options granted in 2012, vesting of 801,658 of these options was subject to achieving certain performance conditions. As the performance criteria under the plan were not met through December 31, 2014, all of these performance-based options have been forfeited, except that 34,195 of these options vested on December 31, 2014 pursuant to the provisions of a retirement agreement with a Company executive. All options were granted at prices equal to the market price at the date of grant. The weighted average fair value of options granted during 2014, 2013 and 2012 was $4.85, $7.40 and $2.63 per option, respectively. The maximum contractual term of the stock options is 10 years. The Company uses authorized but unissued shares of common stock for stock option exercises pursuant to the Company’s stock option plans and treasury stock for issuances outside of the plan.
The changes in stock options outstanding for the Company’s plan for the year ended December 31, 2014 were as follows:

Options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000’s)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2013	1,210,209	$5.82
Granted	461,366	$8.40
Exercised	(98,523)	$3.13
Forfeited or expired	(385,222)	$6.42
Outstanding at December 31, 2014	1,187,830	$6.85	1,553	7.1
Fully vested and expected to vest at December 31, 2014	1,116,047	$6.80	1,503	7.0
Exercisable at December 31, 2014	470,004	$5.72	1,058	4.3
The aggregate intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.6 million, $1.1 million and $0.2 million, respectively. As of December 31, 2014, the total unrecognized compensation expense related to stock options was $2.4 million. The total unrecognized compensation expense related to stock options will be recognized over a weighted average period of 3.1 years.
Cash received from option exercises under the stock option plans for the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.6 million and $0.6 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock units are issued under the Company’s stock option plan. Restricted stock is an award of shares of the Company’s common stock (which have full voting rights but are restricted with regard to sale or transfer). Restricted stock is independent of stock option grants and is generally subject to forfeiture if service terminates prior to the vesting of the restricted stock. A restricted stock unit is an award of units of the Company’s common stock. Restricted stock units are generally subject to forfeiture if service or performance requirements are not met. The Company expenses the cost of restricted stock, which is determined to be the fair value of the restricted stock at the date of grant, on a straight-line basis over the vesting period. For these purposes, the fair value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.
During 2012, the Company granted 40,000 shares of restricted stock to its directors at a grant date fair value of $6.99 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The Company also granted 154,721 restricted stock units at a grant date fair value of $6.99 per share that vest over three years and 402,469 restricted stock units at a grant date fair value of $4.63 per share that vest over three years subject to achieving certain performance conditions. As the performance criteria under the plan were not met through December 31, 2014, all of the performance-based restricted stock units have been forfeited, except that 8,261 of these restricted stock units vested and converted to shares of common stock on December 31, 2014 pursuant to the provisions of a retirement agreement with a Company executive. The fair value of the restricted stock and restricted stock units granted in 2012 was determined based on the Company’s closing stock price on the date of grant, and totaled $3.2 million.
During 2013, the Company granted 30,000 shares of restricted stock to its directors at a grant date fair value of $6.05 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The Company also granted 512,352 restricted stock units to certain employees at a grant date fair value of $7.04 per share subject to achieving certain performance conditions. As the performance criteria under the plan have not been met through December 31, 2014, 66.7% of the performance-based restricted stock units have been forfeited, while 25,907 units vested and converted to shares of common stock on December 31, 2014 pursuant to the provisions of a retirement agreement with a Company executive. The fair value of the restricted stock and restricted stock units granted in 2013 was determined based on the Company’s closing stock price on the date of grant, and totaled $3.8 million.
During 2014, the Company granted 34,000 shares of restricted stock to its directors at a weighted average grant date fair value of $11.21 per share that cliff vest at the end of three years and may not be sold until they cease to be a director of the Company. The Company also granted 214,418 restricted stock units at a weighted average grant date fair value of $10.85 per share that vest over three years. Of these restricted stock units, the vesting of 65,381 units is subject to achieving certain performance conditions, except that 12,535 of these restricted stock units vested and converted to shares of common stock on December 31, 2014 pursuant to the provisions of a retirement agreement with a Company executive. The performance criteria under the plan for the performance-based restricted stock units is based on a cumulative metric to be calculated at the end of the three-year performance period. The fair value of the restricted stock and restricted stock units granted in 2014 was determined based on the Company’s closing stock price on the date of grant, and totaled $2.7 million.
A summary of the status of the Company’s nonvested restricted stock and restricted stock units for the year ended December 31, 2014, is as follows:

Restricted Stock and Restricted Stock Units	Shares / Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	665,075	$6.59
Granted	248,418	$10.90
Vested	(152,001)	$7.52
Forfeited	(324,021)	$6.50
Nonvested at December 31, 2014	437,471	$8.78
At December 31, 2014, total unrecognized compensation expense related to non-vested restricted stock and restricted stock units of approximately $2.5 million is expected to be recognized over the weighted-average period of 2.8 years. The aggregate fair value of restricted stock and stock units vested during the periods ended December 31, 2014, 2013 and 2012 was $1.4 million, $0.5 million, and $0.4 million, respectively.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	December 31, 2014	December 31, 2013
Defined benefit pension items	$(22,180)	$(21,524)
Less: deferred tax benefit	4,523	4,574
Net of tax	(17,657)	(16,950)
Interest rate swap	95	220
Less: deferred tax liability	(38)	(88)
Net of tax	57	132
Foreign currency translation adjustment	(3,853)	1,206
Total accumulated other comprehensive loss	$(21,453)	$(15,612)

Changes in accumulated other comprehensive income (loss) by component in the consolidated statements of comprehensive income (loss) include the following for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Year Ended December 31, 2014
Beginning balance, net	$(16,950)	$132	$1,206	$(15,612)
Other comprehensive income (loss) before reclassifications[1]	(1,103)	(169)	(5,059)	(6,331)
Amounts reclassified from accumulated other comprehensive income2 3	396	94	—	490
Net other comprehensive income (loss)	(707)	(75)	(5,059)	(5,841)
Ending balance, net	$(17,657)	$57	$(3,853)	$(21,453)

Year Ended December 31, 2013
Beginning balance, net	$(16,853)	$—	$2,239	$(14,614)
Other comprehensive income (loss) before reclassifications[1]	(876)	132	(1,033)	(1,777)
Amounts reclassified from accumulated other comprehensive income[2] [3]	779	—	—	779
Net other comprehensive income (loss)	(97)	132	(1,033)	(998)
Ending balance, net	$(16,950)	$132	$1,206	$(15,612)

Year Ended December 31, 2012
Beginning balance, net	$(12,524)	$—	$2	$(12,522)
Other comprehensive income (loss) before reclassifications[1]	(4,965)	—	2,237	(2,728)
Amounts reclassified from accumulated other comprehensive income[2] [3]	636	—	—	636
Net other comprehensive income (loss)	(4,329)	—	2,237	(2,092)
Ending balance, net	$(16,853)	$—	$2,239	$(14,614)
____________________________

1
Net of tax expense (benefit), which was insignificant for the year ended December 31, 2014, and was $0.8 million, and $(1.1) million for the years ended December 31, 2013, and 2012, respectively, for the defined benefit pension plans. Net of tax expense (benefit) of $(0.1) million and $0.1 million for the years ended December 31, 2014 and 2013, respectively, for the interest rate swap.

2
Net of tax expense of $0.1 million, $0.2 million, and $0.2 million for defined benefit pension plans for the years ended December 31, 2014, 2013, and 2012, respectively. Net of tax expense for the interest rate swap of $0.1 million for the year ended December 31, 2014.

3
Reclassification adjustments out of accumulated comprehensive income for amortization of prior service cost are included in the computation of net periodic pension cost. See Note 9 for additional details. Reclassification adjustments out of accumulated other comprehensive loss for the interest rate swap are included in interest expense. See Note 12 for additional details.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table summarizes the terms of the interest rate swap outstanding at December 31, 2014 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	April 29, 2014	February 28, 2017	0.75%	1 Month LIBOR	$39,300
The tables below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2014 and 2013 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2014		December 31, 2014
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	95	Other liabilities	—
Total			$95		$—

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2013		December 31, 2013
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	220	Other liabilities	—
Total			$220		$—
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts reported in other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At December 31, 2014, the Company estimates that approximately $0.2 million will be reclassified from other comprehensive income (loss) as an increase to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (loss) for the years ended December 31, (in thousands):

	2014	2013	2012
Amount of income recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$(169)	$132	$—
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	(94)	—	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—
Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.
13. Income Taxes
Income before income tax expense is comprised of the following components for the years ended December 31, (in thousands):

	2014	2013	2012
Domestic operations	$8,961	$15,402	$7,565
Foreign operations	9,823	7,441	(1,395)
Income before income taxes	$18,784	$22,843	$6,170
Income tax (expense) benefit is comprised of the following components for the years ended December 31, (in thousands):

	Federal	Foreign	State	Total
2014:
Current	$(2,599)	$(3,035)	$(1,033)	$(6,667)
Deferred	(239)	(696)	173	(762)
Total income tax expense	$(2,838)	$(3,731)	$(860)	$(7,429)
2013:
Current	$(325)	$(3,004)	$(1,248)	$(4,577)
Deferred	(4,630)	259	132	(4,239)
Total income tax expense	$(4,955)	$(2,745)	$(1,116)	$(8,816)
2012:
Current	$(170)	$(2,995)	$(759)	$(3,924)
Deferred	(2,386)	1,090	(145)	(1,441)
Total income tax expense	$(2,556)	$(1,905)	$(904)	$(5,365)

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the amount of tax expense provided and the amount of tax expense computed by applying the statutory federal income tax rate to income before income taxes for the years ended December 31, are as follows (in thousands):

	2014	2013	2012
Expected tax expense at the statutory federal rate of 35%	$(6,574)	$(7,995)	$(2,160)
(Increase) decrease in taxes resulting from:
Change in valuation allowance	(770)	(726)	(2,422)
State income taxes, net	(559)	(810)	(588)
Foreign tax rate differences	659	828	374
Non-deductible expenses	(206)	(351)	(316)
Stock-based compensation and other	21	238	(253)
Total income tax expense	(7,429)	(8,816)	(5,365)
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
At December 31, 2014, the Company had available domestic alternative minimum tax credit carryforwards of $0.6 million, which can be carried forward indefinitely. At December 31, 2014, the Company had foreign net operating loss carryforwards of $35.4 million, of which approximately $23.5 million can be carried forward indefinitely, with the remainder expiring on various dates through 2034.
Deferred tax assets and liabilities result from temporary differences between the U.S. GAAP and tax treatment of certain income and expense items. The Company must assess and make estimates regarding the likelihood that the deferred tax assets will be recovered. To the extent that it is determined the deferred tax assets will not be recovered, a valuation allowance is established for such assets. In making such a determination, the Company must take into account positive and negative evidence, including projections of future taxable income and assessments of potential tax planning strategies. At December 31, 2014 and 2013, the Company’s valuation allowance was $10.0 million and $9.3 million, respectively. The net deferred tax assets at December 31, 2014 and 2013 relate to U.S. federal and state, and foreign tax items.
The Company recognizes the excess income tax benefit associated with certain stock compensation deductions when such deductions produce a reduction in the Company’s current tax liability. A portion of such excess tax benefits from prior years totaling $1.0 million was recognized in 2014 as the Company realized a reduction to income taxes payable related to such deductions. Due to cumulative domestic net operating loss carryforwards (“NOLs”) that exceeded the excess income tax benefits, the Company did not recognize the excess benefit of the tax deductions upon the exercise of stock options or vesting of restricted stock in the years ended December 31, 2013 or 2012.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, are as follows (in thousands):

	2014	2013
Deferred tax assets:
Alternative minimum tax credit carryforwards	—	86
State net operating loss carryforwards	513	605
Accrued expenses	4,660	4,509
Foreign subsidiaries, primarily NOLs, pension and accrued expenses	15,204	15,340
Other	1,800	1,858
Total gross deferred tax assets	22,177	22,398
Deferred tax liabilities:
Property and equipment and other long-term assets	(4,780)	(4,850)
Foreign deferred tax liabilities, primarily property and equipment	(309)	(400)
Net deferred tax asset before valuation allowance	17,088	17,148
Less valuation allowance	(10,028)	(9,258)
Net deferred tax asset	$7,060	$7,890
Current net deferred tax assets of $7.3 million and $8.7 million and long-term net deferred tax assets of $3.7 million and $4.3 million were recorded at December 31, 2014 and 2013, respectively. Long-term deferred tax liabilities of $3.9 million and $5.1 million were recorded at December 31, 2014 and 2013, respectively. In 2013, deferred tax expense of $0.8 million, related to changes in pension net actuarial loss and prior service credit as well as an unrealized gain on an interest rate swap was recorded in other comprehensive income (loss). Such amount for 2014 was insignificant.
A reconciliation of the change in the unrecognized tax benefits for the years ended December 31, is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$1,139	$1,149	$1,053
Additions based on tax positions	193	398	381
Reductions for tax positions of prior years	(349)	—	—
Reductions due to lapses of statutes of limitations	(204)	(408)	(285)
Balance at end of year	$779	$1,139	$1,149
Unrecognized tax benefits at December 31, 2014, 2013 and 2012 were $0.8 million, $1.1 million and $1.1 million, respectively for uncertain tax positions, related primarily to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized. The Company incurred no significant interest or penalties for any of the years ended December 31, 2014, 2013 or 2012.
The Company and its subsidiaries file numerous consolidated and separate income tax returns in the United States as well as various foreign jurisdictions. The Company’s U.S. federal income tax returns for 2011 and subsequent years remain subject to examination. All material foreign income tax matters have been concluded for years through 2009. Undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal or state income taxes has been provided thereon. At this time, it is not practicable to determine the unrecognized deferred tax liability related to these undistributed earnings. The types of events that could trigger U.S. taxes on these undistributed earnings include a repatriation of cash held by foreign subsidiaries, certain foreign corporate restructuring or reorganizations, a decision to exit a particular business or jurisdiction leading to a sale of stock to a third party, and anticipated unfavorable tax law changes that would result in higher taxes on repatriations that occur after such change in law goes into effect.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Commitments and Contingencies
The Company leases vehicles, office space, office equipment and other items of personal property under leases expiring at various dates. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. Total rent expense incurred under operating leases, including short-term leases, was $28.3 million, $24.6 million and $17.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
At December 31, 2014, future minimum rental commitments under all capital leases classified as long-term debt and operating leases are as follows (in thousands):

	Capital Leases	Operating Leases
2015	$9	$14,019
2016	—	11,177
2017	—	8,177
2018	—	3,995
2019	—	2,261
Thereafter	—	2,815
Total minimum lease payments	$9	$42,444
Less amounts representing interest	(1)
Present value of future minimum lease payments	$8
The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.8 million and $0.9 million as of December 31, 2014 and 2013, respectively. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
Furmanite America, Inc., a subsidiary of the Company, is involved in disputes with a customer, INEOS USA LLC, which claims that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On April 17, 2009, the customer initiated legal action against the subsidiary in the Common Pleas Court of Allen County, Ohio, (the “Court”) alleging that the subsidiary and one of its former employees, who performed data services at one of the customer’s facilities, breached its contract with the customer and failed to provide the customer with adequate and timely information to support the subsidiary’s work at the customer’s facility. In March 2014, the customer’s claims against the former employee were dismissed and the Court granted partial summary judgment in favor of Furmanite America, Inc. That decision is currently under appellate review. The customer’s complaint seeks damages in an amount that the subsidiary believes represents the total proposed civil penalty, plus the cost of unspecified supplemental environmental projects requested by the regulatory agency to reduce air emissions at the customer’s facility, and also seeks unspecified punitive damages.

On February 27, 2015, the Norfolk County Retirement System (the “Complainant”) filed a derivative shareholder petition in the Court of Chancery of the State of Delaware, on its behalf and purportedly on behalf of all other similarly situated public stockholders of the Company against certain of the Company’s directors (collectively “the defendants”) and naming the Company as a nominal party. The Complainant seeks relief by requesting the court to declare a specific provision of the Company’s shareholders rights plan (the “Rights Plan”) invalid, unenforceable and severable. Further, the Complainant seeks certain other relief relative to its allegations that the defendants breached their fiduciary responsibilities by (i) not redeeming or repealing the Rights Plan, or amending the Rights Plan to eliminate the challenged provision; and/or (ii) failing to promptly “approve” for purposes of the Rights Plan four dissident nominees for election to the Company’s board of directors nominated by a stockholder of the Company. The Company believes the claim is without merit and will vigorously defend the matter. On March 4, 2015, the Company’s board of directors took action to accelerate the final termination date of the rights under the Rights Plan to the close of business on March 6, 2015, effectively terminating the Rights Plan as of such time. On March 10, 2015, the Complainant notified the court that it anticipates it will dismiss the action without prejudice.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both December 31, 2014 and 2013. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.
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
15. Business Segment Data and Geographical Information
An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company has determined that, for financial reporting purposes, it operates in two segments that are based on its product and service offerings: 1) Technical Services and 2) Engineering & Project Solutions. For 2012, all results (excluding Corporate) are reportable under the Technical Services segment.
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

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the financial information of the Company’s reportable segments as of and for the years ended December 31, 2014, 2013 and 2012 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate	Reconciling Items	Total
Year ended December 31, 2014:
Revenues from external customers [1]	$376,120	$153,077	$—	$—	$529,197
Intersegment revenues [2]	—	203	—	(203)	—
Operating income (loss) [3] [4]	41,279	(391)	(20,201)	—	20,687
Depreciation and amortization	10,067	1,888	624	—	12,579
Total assets [5] [6]	233,243	35,396	15,532	—	284,171
Capital expenditures	7,290	187	613	—	8,090

Year ended December 31, 2013:
Revenues from external customers [1]	$368,587	$58,707	$—	$—	$427,294
Intersegment revenues [2]	—	7	—	(7)	—
Operating income (loss) [3] [4]	43,822	(2,003)	(17,019)	—	24,800
Depreciation and amortization	9,723	1,108	587	—	11,418
Total assets 5 6	228,227	38,913	18,027	—	285,167
Capital expenditures	16,636	1,059	697	—	18,392

Year ended December 31, 2012:
Revenues from external customers [1]	$326,492	$—	$—	$—	$326,492
Intersegment revenues [2]	—	—	—	—	—
Operating income (loss) [3] [4]	25,185	—	(17,673)	—	7,512
Depreciation and amortization	8,249	—	640	—	8,889
Total assets [5] [6]	211,693	—	19,935	—	231,628
Capital expenditures	7,984	—	1,302	—	9,286
______________________________

1
Included within Technical Services and Engineering & Project Solutions are U.S. revenues of $373.7 million, $285.5 million and $178.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total foreign revenues for the years ended December 31, 2014, 2013 and 2012 totaled $155.5 million, $141.8 million and $147.9 million, respectively. Included within Technical Services are U.K. revenues of $67.5 million, $60.2 million and $57.2 million for the year ended December 31, 2014, 2013 and 2012, respectively. Revenues attributable to individual countries are based on the country of the domicile of the legal entity that performs the work.

2	Reconciling Items represent eliminations or reversals of transactions between reportable segments.

3
Corporate represents certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

4
Includes approximately $0.5 million and $0.7 million of management transition and integration-related expenses within Engineering & Project Solutions for the years ended December 31, 2014 and 2013, respectively. Includes restructuring charges of $(0.1) million, $(0.1) million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, all related to Technical Services. Includes $1.7 million of incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive for the year ended December 31, 2014 and corporate headquarter relocation charges of $1.6 million for the year ended December 31, 2012, within Corporate. Includes impairment charges of $0.4 million for the year ended December 31, 2012, all related to Technical Services.

5	Included above are U.S. total assets of $191.5 million, $189.8 million and $136.8 million as of December 31, 2014, 2013 and 2012, respectively.

6
Goodwill associated with the Technical Services segment and Engineering & Project Solutions segment totaled $15.6 million and $0.3 million, respectively, at December 31, 2014. Goodwill of $15.5 million as of both December 31, 2013 and 2012 was all associated with the Technical Services segment.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location at December 31, (in thousands):

	2014	2013
United States	$46,958	$51,646
United Kingdom	5,005	5,172
All other	7,376	9,228
Total long-lived assets	$59,339	$66,046
16. Significant Customers
No single customer accounted for more than 10% of the consolidated revenues during any of the past three fiscal years.
17. Fair Value of Financial Instruments and Credit Risk
Fair value is defined under FASB ASC 820, Fair Value Measurements and Disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under FASB ASC 820 must maximize the use of the observable inputs and minimize the use of unobservable inputs. The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of December 31, 2014 and 2013.

	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Interest rate swap asset	$95	$—	$95	$—

December 31, 2013
Interest rate swap asset	$220	$—	$220	$—
The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2014 and 2013 approximated the carrying value. These fair values, which are Level 3 measurements, were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair value of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.
There were no transfers between Levels of the fair value hierarchy during the years ended December 31, 2014 or 2013.
The Company provides services to an international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants, and other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.
18. Quarterly Financial Data (Unaudited)
Quarterly operating results for 2014 and 2013 are summarized as follows (in thousands, except per share data):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2014:
Revenues	$124,941	$146,242	$124,129	$133,885
Operating income[1]	$2,518	$8,304	$2,279	$7,586
Net income1 2	$1,016	$4,507	$1,062	$4,770
Earnings per common share:
Basic	$0.03	$0.12	$0.03	$0.13
Diluted	$0.03	$0.12	$0.03	$0.13

2013:
Revenues	$89,038	$108,376	$99,523	$130,357
Operating income[3]	$4,078	$11,624	$4,447	$4,651
Net income3 4	$2,564	$6,761	$2,120	$2,582
Earnings per common share:
Basic	$0.07	$0.18	$0.06	$0.07
Diluted	$0.07	$0.18	$0.06	$0.07
______________________________

1
Operating income for the quarters ended September 30, 2014 and December 31, 2014 included approximately $0.9 million and $0.8 million, respectively, of incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive. Operating income for the quarters ended March 31, 2014 and September 30, 2014 included approximately $0.2 million and $0.3 million, respectively, of direct costs associated with management transition and integration of the Furmanite Technical Solutions division.

2
Net income for the each of quarters ended September 30, 2014 and December 31, 2014 included approximately $0.5 million, net of tax, of incremental compensation expense pursuant to the provisions of a retirement agreement with a Company executive. Net income for the quarters ended March 31, 2014 and September 30, 2014 included approximately $0.1 million and $0.2 million, net of tax, respectively, of direct costs associated with management transition and integration of the Furmanite Technical Solutions division.

3
Operating income for the quarters ended September 30, 2013 and December 31, 2013 included approximately $0.1 million and $0.6 million, respectively, of direct costs associated with management transition and integration of the Furmanite Technical Solutions division.

4
Net income for the quarters ended September 30, 2013 and December 31, 2013 included approximately $0.1 million and $0.3 million, respectively, of direct costs associated with management transition and integration of the Furmanite Technical Solutions division, net of tax.

19. Subsequent Event

With respect to the Stockholders Rights Plan described in Note 10, on March 4, 2015, the Board of Directors of the Company approved a change to the terms of the Company’s existing Rights Agreement, dated as of April 15, 2008, by and between the Company and The Bank of New York Trust Company, N.A. to accelerate the final expiration date of the Rights to the close of business on March 6, 2015, effectively terminating the Stockholders Rights Plan as of such date.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FURMANITE CORPORATION

By:	/s/ JOSEPH E. MILLIRON
JOSEPH E. MILLIRON Chief Executive Officer and President
Date: March 10, 2015
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

Signature	Title	Date

/s/ JOSEPH E. MILLIRON	Chief Executive Officer, President and Director (Principal Executive Officer)	March 10, 2015
JOSEPH E. MILLIRON

/s/ ROBERT S. MUFF	Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)	March 10, 2015
ROBERT S. MUFF

/s/ SANGWOO AHN	Director	March 10, 2015
SANGWOO AHN

/s/ KATHLEEN G. COCHRAN	Director	March 10, 2015
KATHLEEN G. COCHRAN

/s/ KEVIN R. JOST	Director	March 10, 2015
KEVIN R. JOST

/s/ RALPH PATITUCCI	Director	March 10, 2015
RALPH PATITUCCI