Form 10-Q
period 2015-03-31
FURMANITE CORP
filed 2015-05-11
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 37,775,611 shares of the registrant’s common stock outstanding as of May 6, 2015.

FURMANITE CORPORATION AND SUBSIDIARIES
INDEX

Page Number
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	3
PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	4
Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014 (unaudited)	5
Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2015 and 2014 (unaudited)	6
Consolidated Statement of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2015 (unaudited) and for the Year Ended December 31, 2014	7
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	8
Notes to Consolidated Financial Statements (unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 6. Exhibits	33
Signature	34

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) may contain forward-looking statements within the meaning of sections 27A of the Securities Act of 1933, as amended, and 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Report, including, but not limited to, statements regarding the Company’s future financial position, business strategy, budgets, projected costs, savings and plans, and objectives of management for future operations, are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe” or “continue” or the negative thereof or variations thereon or similar terminology. The Company bases its forward-looking statements on reasonable beliefs and assumptions, current expectations, estimates and projections about itself and its industry. The Company cautions that these statements are not guarantees of future performance and involve certain risks and uncertainties that cannot be predicted, including, without limitation, the risks described under “Risk Factors” in this Report and in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition, the Company based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate and actual results may differ materially from those expressed or implied by the forward-looking statements. One is cautioned not to place undue reliance on such statements, which speak only as of the date of this Report. Unless otherwise required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or circumstances, or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,092	$33,753
Accounts receivable, trade (net of allowance for doubtful accounts of $787 and $1,036 as of March 31, 2015 and December 31, 2014, respectively)	113,835	110,219
Inventories, net:
Raw materials and supplies	26,162	25,626
Work-in-process	12,586	11,538
Finished goods	191	219
Deferred tax assets, current	7,330	7,324
Prepaid expenses and other current assets	13,365	14,011
Total current assets	202,561	202,690
Property and equipment	111,665	112,716
Less: accumulated depreciation and amortization	(61,241)	(60,786)
Property and equipment, net	50,424	51,930
Goodwill	15,897	15,897
Deferred tax assets, non-current	3,371	3,664
Intangible and other assets, net	9,570	9,990
Total assets	$281,823	$284,171
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,552	$2,442
Accounts payable	19,513	18,873
Accrued expenses and other current liabilities	33,548	33,609
Income taxes payable	734	1,143
Total current liabilities	58,347	56,067
Long-term debt, non-current	59,891	61,853
Net pension liability	15,772	17,115
Other liabilities	6,924	6,672
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,782,254 and 41,749,196 shares issued as of March 31, 2015 and December 31, 2014, respectively	4,838	4,834
Additional paid-in capital	139,725	139,312
Retained earnings	38,097	37,784
Accumulated other comprehensive loss	(23,758)	(21,453)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)
Total stockholders’ equity	140,889	142,464
Total liabilities and stockholders’ equity	$281,823	$284,171
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$122,338	$124,941
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	93,870	94,702
Depreciation and amortization expense	3,082	2,989
Selling, general and administrative expense	23,056	24,732
Total costs and expenses	120,008	122,423
Operating income	2,330	2,518
Interest income and other income (expense), net	(523)	(165)
Interest expense	(632)	(449)
Income before income taxes	1,175	1,904
Income tax expense	(862)	(888)
Net income	$313	$1,016

Earnings per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03
Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,750	37,567
Diluted	37,932	37,827
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$313	$1,016
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Net gain (loss) arising during period	1,230	(19)
Cash flow hedges:
Loss on interest rate swap	(740)	(35)
Less: Reclassification of realized loss on interest rate swap included in interest expense	34	—
Cash flow hedges, net	(706)	(35)
Foreign currency translation adjustments	(2,858)	620
Total other comprehensive income (loss) before tax	(2,334)	566
Income tax benefit related to components of other comprehensive income (loss)	29	18
Other comprehensive income (loss), net of tax	(2,305)	584
Comprehensive income (loss)	$(1,992)	$1,600
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2015 (Unaudited) and Year Ended December 31, 2014
(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2014	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
Net income	—	—	—	—	11,355	—	—	11,355
Stock-based compensation, stock option exercises and vesting of restricted stock	191,958	—	23	2,442	—	—	—	2,465
Excess tax benefits from stock-based compensation	—	—	—	989	—	—	—	989
Change in pension net actuarial loss, net of tax	—	—	—	—	—	(707)	—	(707)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(75)	—	(75)
Foreign currency translation adjustment	—	—	—	—	—	(5,059)	—	(5,059)
Balances at December 31, 2014	41,749,196	4,008,963	$4,834	$139,312	$37,784	$(21,453)	$(18,013)	$142,464
Net income	—	—	—	—	313	—	—	313
Stock-based compensation, stock option exercises and vesting of restricted stock	33,058	—	4	413	—	—	—	417
Change in pension net actuarial loss, net of tax	—	—	—	—	—	977	—	977
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(424)	—	(424)
Foreign currency translation adjustment	—	—	—	—	—	(2,858)	—	(2,858)
Balances at March 31, 2015	41,782,254	4,008,963	$4,838	$139,725	$38,097	$(23,758)	$(18,013)	$140,889
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$313	$1,016
Reconciliation of net income to net cash used in operating activities:
Depreciation and amortization	3,082	2,989
Provision for doubtful accounts	119	(3)
Stock-based compensation expense	511	332
Deferred income taxes	(41)	52
Other, net	(257)	(547)
Changes in operating assets and liabilities:
Accounts receivable	(4,358)	(22)
Inventories	(1,648)	(3,989)
Prepaid expenses and other current assets	465	(138)
Accounts payable	594	2,755
Accrued expenses and other current liabilities	31	(3,365)
Income taxes payable	(154)	(203)
Other, net	11	9
Net cash used in operating activities	(1,332)	(1,114)
Investing activities:
Capital expenditures	(1,764)	(1,679)
Proceeds from sale of assets	3	—
Net cash used in investing activities	(1,761)	(1,679)
Financing activities:
Proceeds from issuance of debt	35,600	—
Payments on debt	(35,452)	(909)
Debt issuance costs	(531)	—
Issuance of common stock	—	14
Other	(260)	(140)
Net cash used in financing activities	(643)	(1,035)
Effect of exchange rate changes on cash	(925)	395
Decrease in cash and cash equivalents	(4,661)	(3,433)
Cash and cash equivalents at beginning of period	33,753	33,240
Cash and cash equivalents at end of period	$29,092	$29,807
Supplemental cash flow information:
Cash paid for interest	$415	$331
Cash paid for income taxes, net of refunds received	$843	$800
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. General and Summary of Significant Accounting Policies

General

The consolidated interim financial statements include the accounts of Furmanite Corporation (the “Parent Company”) and its subsidiaries (collectively, the “Company” or “Furmanite”). All intercompany transactions and balances have been eliminated in consolidation. These unaudited consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnote disclosures required by U.S. GAAP for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting only of normal recurring adjustments) and accruals, necessary for a fair presentation of the financial statements, have been made. Interim results of operations are not necessarily indicative of the results that may be expected for the full year.

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

Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2015 or 2014.

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

Operating Costs

Operating costs include direct and indirect labor along with related fringe benefits, materials, freight, travel, engineering, vehicles and equipment rental, and are expensed when the associated revenue is recognized or as incurred. Direct costs related to projects for which the earnings process has not been completed and therefore not qualifying for revenue recognition are recorded as work-in-process inventory.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include payroll and related fringe benefits, marketing, travel, rent, information technology, insurance and professional fees, and are expensed as incurred.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However, in April 2015, the FASB tentatively decided to defer the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. The ASU does not provide an option for early adoption, but under the FASB’s tentative decision, entities would be permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU change the balance sheet presentation requirements for debt issuance costs by requiring them to be presented as a direct reduction to the carrying amount of the related debt liability. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Transitioning to the new guidance requires retrospective application. The Company plans to make the required change to the presentation of its debt issuance costs in the first quarter of fiscal year 2016, but it does not believe such change will have a material impact to its consolidated financial statements.

2. Earnings Per Share

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

Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Net income	$313	$1,016

Basic weighted-average common shares outstanding	37,750	37,567
Dilutive effect of common stock equivalents	182	260
Diluted weighted-average common shares outstanding	37,932	37,827

Earnings per share:
Basic	$0.01	$0.03
Dilutive	$0.01	$0.03
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	655	112

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Compensation and benefits	$23,359	$23,073
Estimated potential uninsured liability claims	1,934	1,934
Value added tax payable	1,524	1,668
Taxes other than income	1,344	1,674
Professional, audit and legal fees	1,308	1,050
Leases	1,073	1,070
Customer deposits	655	651
Other employee related expenses	621	630
Interest	344	368
Other	1,386	1,491
Total accrued expenses and other current liabilities	$33,548	$33,609

4. Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Borrowings under the revolving credit facility (the “Credit Agreement”)	$59,891	$59,300
Capital leases	5	8
Notes payable	4,456	4,896
Other debt	91	91
Total long-term debt	64,443	64,295
Less: current portion of long-term debt	(4,552)	(2,442)
Total long-term debt, non-current	$59,891	$61,853

Credit Facilities

On March 13, 2015, certain foreign subsidiaries (the “foreign subsidiary designated borrowers”) of Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and FWI entered into a second amendment (the “Second Amendment”) to the credit agreement dated March 5, 2012 with a syndicate of banks (collectively, the “Lenders”) previously led by JP Morgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”). Under the Second Amendment, Wells Fargo Bank, N.A. is the successor Administrative Agent, replacing JP Morgan Chase Bank, N.A. The Second Amendment includes several modifications, including increasing the revolving credit facility capacity to $150.0 million from $100.0 million, extending the maturity date to March 13, 2020 from February 28, 2017, reducing the ranges for the commitment fee and margin that is added to the applicable variable interest rate and the easing of certain covenants and restrictive terms. The Second Amendment also reflects changes in the composition of the Lenders and their respective commitment amounts. The portion of the amount available for swing line loans to FWI is $10.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At March 31, 2015 and December 31, 2014, $59.9 million and $59.3 million, respectively, was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.4% at March 31, 2015. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 1.99% plus the margin and Leverage Ratio adjustment, as described above, beginning March 13, 2016 through March 13, 2020 on $40.0 million of the outstanding amount under the Credit Agreement.

This interest rate swap replaces the previous swap, which was terminated in March 2015 in conjunction with the Second Amendment to the Credit Agreement. See Note 8 for further information regarding the interest rate swaps. The Credit Agreement contains a commitment fee, which ranges from 0.15% to 0.30% based on the Leverage Ratio (0.20% at March 31, 2015), and is based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $206.5 million as of March 31, 2015). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 3.00 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a Fixed Charge Coverage Ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures minus cash taxes minus Restricted Payments made in cash (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)) / interest expense plus scheduled payments of debt, and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions, however certain restrictions are only applicable in instances where the Leverage Ratio is greater than or equal to 2.00 to 1.00. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2015, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $59.9 million, and $4.3 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $85.8 million at March 31, 2015.

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

On January 1, 2013, in connection with an asset purchase from ENGlobal, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and is due in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017.

In April 2015, the Company entered into an agreement, which modifies the payment schedule associated with certain promissory notes. See Note 13 for further information regarding the agreement.

5. Retirement Plans

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

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended March 31,
	2015	2014
Service cost	$81	$78
Interest cost	824	1,020
Expected return on plan assets	(909)	(1,098)
Amortization of net actuarial loss	128	125
Net periodic pension cost	$124	$125

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.0% overall, 6.4% for equities and 2.4% for bonds. The Company expects to contribute $1.7 million to the pension plan for 2015, of which $0.4 million has been contributed through March 31, 2015.

6. Stock-Based Compensation

The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three months ended March 31, 2015 and 2014, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangements was $0.5 million and $0.3 million, respectively.

During the first quarter of 2015, the Company did not grant any shares of restricted stock awards to its outside directors, but 30,000 shares of restricted stock awards granted previously to the outside directors vested. Additionally, the vesting of 32,918 restricted stock units previously granted to employees resulted in the issuance of 24,839 shares of common stock, net of 8,079 shares that were withheld for tax obligations of the grantees, as allowed under the plan.

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

The aggregate fair value of restricted stock and restricted stock units vested during the three months ended March 31, 2015 and 2014 was $0.4 million and $0.7 million, respectively.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of March 31, 2015, the total unrecognized compensation expense related to stock options and restricted stock/unit awards was $2.1 million and $2.3 million, respectively.

7. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	March 31, 2015	December 31, 2014
Defined benefit pension items	$(20,950)	$(22,180)
Less: deferred tax benefit	4,270	4,523
Net of tax	(16,680)	(17,657)
Interest rate swap	(611)	95
Less: deferred tax benefit (liability)	244	(38)
Net of tax	(367)	57
Foreign currency translation adjustment	(6,711)	(3,853)
Total accumulated other comprehensive loss	$(23,758)	$(21,453)

Changes in accumulated other comprehensive loss by component in the consolidated statements of comprehensive income (loss) include the following for the three months ended March 31, 2015 and 2014 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Three months ended March 31, 2015
Beginning balance, net	$(17,657)	$57	$(3,853)	$(21,453)
Other comprehensive income (loss) before reclassifications[1]	879	(444)	(2,858)	(2,423)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	98	20	—	118
Net other comprehensive income (loss)	977	(424)	(2,858)	(2,305)
Ending balance, net	$(16,680)	$(367)	$(6,711)	$(23,758)

Three months ended March 31, 2014
Beginning balance, net	$(16,950)	$132	$1,206	$(15,612)
Other comprehensive income (loss) before reclassifications[1]	(114)	(21)	620	485
Amounts reclassified from accumulated other comprehensive loss[2] [3]	99	—	—	99
Net other comprehensive income (loss)	(15)	(21)	620	584
Ending balance, net	$(16,965)	$111	$1,826	$(15,028)
____________________________

1
Net of tax expense (benefit) for the defined benefit pension plans and interest rate swap of $0.2 million and ($0.3) million, respectively, for the three months ended March 31, 2015. Net of tax benefit for the defined benefit pension plans and interest rate swap, which was insignificant for the three months ended March 31, 2014.

2	Net of tax expense for the defined benefit pension plans and interest rate swap, which was insignificant for each for the three months ended March 31, 2015 and 2014.

3
Reclassification adjustments out of accumulated other comprehensive loss for amortization of actuarial losses and prior service credits are included in the computation of net periodic pension cost. See Note 5 for additional details. Reclassification adjustments out of accumulated other comprehensive loss for the interest rate swap are included in interest expense. See Note 8 for additional details.

8. Derivative Instruments and Hedging Activities

The Company manages economic risk, including interest rate, liquidity and credit risks primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments. The Company does not enter into derivative instruments for speculative purposes.

On March 16, 2015, the Company entered into a forward-dated interest rate swap to hedge interest rate risk with respect to $40.0 million of borrowings under its Credit Agreement, replacing the previous interest rate swap, which was terminated on March 13, 2015 in conjunction with the Second Amendment to its Credit Agreement and resulted in an insignificant gain. The Company’s objective in using interest rate derivatives is to manage exposure to interest rate movements and add stability to interest expense. Upon inception, the interest rate swaps were designated as cash flow hedges and involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The following table summarizes the terms of the interest rate swap outstanding at March 31, 2015 (in thousands).

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	March 13, 2016	March 13, 2020	1.99%	1 Month LIBOR	$40,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in thousands).

		Asset Derivative Instruments		Liability Derivative Instruments
		March 31, 2015		March 31, 2015
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	—	Other liabilities	611
Total			$—		$611

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2014		December 31, 2014
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	95	Other liabilities	—
Total			$95		$—

See Note 12 for additional information on the fair value of the Company’s interest rate swaps.

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

Amounts reported in other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At March 31, 2015, the Company estimates that no amounts will be reclassified from accumulated other comprehensive loss to interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (loss) (in thousands).

	Three Months Ended March 31,
	2015	2014
Amount of income (loss) recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$(444)	$(21)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	(20)	—
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

9. Income Taxes

For each of the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $0.9 million. For these periods, income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was 73.4% and 46.6% for the three months ended March 31, 2015 and 2014, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities. During the three months ended March 31, 2015, due to the impacts of foreign currency exchange rate changes, the Company had lower consolidated pre-tax income, and higher pre-tax losses in countries whose income taxes are offset by a full valuation allowance, compared to the same period in 2014, which unfavorably impacted the effective tax rate.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the three months ended March 31, 2015 is as follows (in thousands):

Balance at December 31, 2014	$779
Additions based on tax positions of current year	38
Balance at March 31, 2015	$817

Unrecognized tax benefits at both March 31, 2015 and December 31, 2014 of $0.8 million, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three months ended March 31, 2015 or 2014 related to underpayments of income taxes or uncertain tax positions.

10. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.8 million as of both March 31, 2015 and December 31, 2014. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

On February 27, 2015, the Norfolk County Retirement System (the “Complainant”) filed a derivative shareholder petition in the Court of Chancery of the State of Delaware, on its behalf and purportedly on behalf of all other similarly situated public stockholders of the Company against certain of the Company’s directors (collectively “the defendants”) and naming the Company as a nominal party. The Complainant was seeking relief by requesting the court to declare a specific provision of the Company’s shareholders rights plan (the “Rights Plan”) invalid, unenforceable and severable. Further, the Complainant was seeking certain other relief relative to its allegations that the defendants breached their fiduciary responsibilities by (i) not redeeming or repealing the Rights Plan, or amending the Rights Plan to eliminate the challenged provision; and/or (ii) failing to promptly “approve” for purposes of the Rights Plan four dissident nominees for election to the Company’s Board of Directors (the “Board”) nominated by a stockholder of the Company. The Company believed the claim to be without merit with the intention to vigorously defend the matter. On March 4, 2015, the Company’s Board took action to accelerate the final termination date of the rights under the Rights Plan to the close of business on March 6, 2015, effectively terminating the Rights Plan as of such time. On March 10, 2015, the Complainant notified the court that it anticipates it will dismiss the action without prejudice.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America litigation, were recorded in accrued expenses and other current liabilities as of both March 31, 2015 and December 31, 2014. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

11. Business Segment Data and Geographical Information

An operating segment is defined as a component of an enterprise about which separate financial information is available that is evaluated regularly by the chief decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company operates in two segments that are based on its service and product offerings: 1) Technical Services and 2) Engineering & Project Solutions.

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

The following is a summary of the financial information of the Company’s reportable segments as of and for the three months ended March 31, 2015 and 2014 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate	Reconciling Items	Total
Three Months Ended March 31, 2015
Revenues from external customers[1]	$85,964	$36,374	$—	$—	$122,338
Intersegment revenues[2]	—	89	—	(89)	—
Operating income (loss)[3]	$8,730	$4	$(6,404)	$—	$2,330

Three Months Ended March 31, 2014
Revenues from external customers[1]	$87,750	$37,191	$—	$—	$124,941
Intersegment revenues[2]	—	71	—	(71)	—
Operating income (loss)[3] [4]	$7,665	$(757)	$(4,390)	$—	$2,518
____________________________

1
Included in the Technical Services and Engineering & Project Solutions segments are total United States revenues of $89.8 million and $88.7 million for the three months ended March 31, 2015 and 2014, respectively. Total foreign revenues for the three months ended March 31, 2015 and 2014 totaled $32.5 million and $36.3 million, respectively. Included in the Technical Services segment above are United Kingdom revenues of $14.2 million and $17.7 million for the three months ended March 31, 2015 and 2014, respectively. Revenues attributable to individual countries are based on the country of domicile of the legal entity that performs the work.

2	Reconciling items represent eliminations or reversals of transactions between reportable segments.

3
Corporate represents certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments. For the three months ended March 31, 2015, Corporate includes approximately $0.5 million of incremental, non-routine professional fees.

4
The Engineering & Project Solutions segment includes approximately $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three months ended March 31, 2014.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	March 31, 2015	December 31, 2014
Total long-lived assets
United States	$45,874	$46,958
United Kingdom	4,688	5,005
All other	6,851	7,376
Total long-lived assets	$57,413	$59,339

12. Fair Value of Financial Instruments and Credit Risk

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
March 31, 2015
Interest rate swap asset	$—	$—	$—	$—
Interest rate swap liability	$611	$—	$611	$—

December 31, 2014
Interest rate swap asset	$95	$—	$95	$—
Interest rate swap liability	$—	$—	$—	$—

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 8 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of March 31, 2015 and December 31, 2014 approximated the carrying value. These fair values, which are Level 3 measurements, were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

There were no transfers between levels of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at March 31, 2015, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

13. Subsequent Events

On April 21, 2015, Furmanite America, Inc., a wholly owned subsidiary of the Company, entered into a settlement agreement with ENGlobal Corporation (“ENGlobal”) (the “Agreement”) to resolve the determination of the final working capital adjustment associated with the Company’s August 2013 acquisition from ENGlobal. Additionally, the Agreement resolves certain other claims and disputes of the parties associated with this acquisition as well as a smaller acquisition the Company completed in January 2013. Under the terms of the Agreement, the Company made cash payments to ENGlobal of $3.6 million in April 2015, reflecting the advance payoff of the $4.4 million remaining principal amount on two acquisition-related notes payable, partially offset by $0.8 million of net credits related to accrued interest and the final settlement of reimbursable items and working capital balances.The Company realized a gain of $0.1 million in connection with the Agreement.

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

Financial Overview

Consolidated revenues decreased $2.6 million, or 2.1%, to $122.3 million for the three months ended March 31, 2015, compared to the prior year period. The decrease in consolidated revenues is attributable to a $4.3 million unfavorable foreign exchange rate change, primarily associated with changes in the exchange rates for the British Pound, the Australian dollar, the Euro and the Norwegian krone relative to the U.S. dollar in the EMEA and Asia-Pacific regions. Excluding the foreign currency impact, higher revenues in Asia-Pacific and the Americas regions in the current-year quarter were partially offset by lower revenues in the EMEA region, where certain large, high-margin projects completed during the prior-year period did not recur in the current year, as well as slightly lower revenues in the Engineering & Project Solutions segment. Operating results for the three months ended March 31, 2015 were unfavorably impacted by foreign exchange rate changes as well as lower activity within the EMEA region and increased Corporate-related professional fees associated with the Company’s 2015 Annual Meeting of Stockholders. These factors were partially offset by improved performance in the Asia-Pacific and Americas regions as well as certain reductions in selling, general and administrative expenses, reflecting conscious cost containment measures, principally within the Engineering & Project Solutions segment. The net effect of these factors resulted in operating income of $2.3 million for the three months ended March 31, 2015 compared to operating income of $2.5 million for the three months ended March 31, 2014.

Net income for the three months ended March 31, 2015 was $0.3 million, compared to $1.0 million for the three months ended March 31, 2014. In addition to the above factors, net income for the three months ended March 31, 2015 was further impacted by higher foreign currency exchange rate losses as well as higher interest expense, which was attributable to the write off of debt issuance costs in conjunction with an amendment to the Company’s credit facility during the three months ended March 31, 2015. Additionally, results were impacted by a higher effective tax rate due to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not. The Company’s diluted earnings per share for the three months ended March 31, 2015 were $0.01 compared to $0.03 for the three months ended March 31, 2014.

Results of Operations

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenues	$122,338	$124,941
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	93,870	94,702
Depreciation and amortization expense	3,082	2,989
Selling, general and administrative expense	23,056	24,732
Total costs and expenses	120,008	122,423
Operating income	2,330	2,518
Interest income and other income (expense), net	(523)	(165)
Interest expense	(632)	(449)
Income before income taxes	1,175	1,904
Income tax expense	(862)	(888)
Net income	$313	$1,016

Earnings per common share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Additional Revenue Information:
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Technical Services:
On-line services	$34,955	$34,377
Off-line services	37,964	43,529
Other services	13,045	9,844
Total Technical Services	85,964	87,750
Engineering & Project Solutions	36,374	37,191
Total revenues	$122,338	$124,941

Additional Operating Income Information:
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Technical Services:
Americas	$6,415	$3,877
EMEA	1,236	3,437
Asia-Pacific	1,079	351
Total Technical Services	8,730	7,665
Engineering & Project Solutions[1]	4	(757)
Corporate[2]	(6,404)	(4,390)
Total operating income	$2,330	$2,518
____________________________

1	Includes approximately $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three months ended March 31, 2014.

2	Includes approximately $0.5 million of incremental professional fees associated with the Company’s 2015 Annual Meeting of Stockholders for the three months ended March 31, 2015.

Business Segment and Geographical Information

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues:
Technical Services
Americas	$54,742	$52,846
EMEA	21,573	27,224
Asia-Pacific	9,649	7,680
Total Technical Services	85,964	87,750
Engineering & Project Solutions[1]	36,374	37,191
Total revenues	122,338	124,941
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	37,271	35,886
EMEA	15,823	18,660
Asia-Pacific	6,751	5,553
Total Technical Services	59,845	60,099
Technical Services operating costs as percentage of its revenue	69.6%	68.5%
Engineering & Project Solutions[1]	34,025	34,603
Engineering & Project Solutions operating costs as percentage of its revenue	93.5%	93.0%
Total operating costs (exclusive of depreciation and amortization)	93,870	94,702
Operating costs as a percentage of revenue	76.7%	75.8%
Depreciation and amortization expense
Technical Services
Americas	1,879	1,672
EMEA	301	441
Asia-Pacific	272	270
Total Technical Services	2,452	2,383
Engineering & Project Solutions[1]	479	489
Corporate	151	117
Total depreciation and amortization expense	3,082	2,989
Depreciation and amortization expense as a percentage of revenue	2.5%	2.4%
Selling, general and administrative expense
Technical Services
Americas	9,177	11,411
EMEA	4,213	4,686
Asia-Pacific	1,547	1,506
Total Technical Services	14,937	17,603
Engineering & Project Solutions1 2	1,866	2,856
Corporate[3]	6,253	4,273
Total selling general and administrative expense	23,056	24,732
Selling, general and administrative expense as a percentage of revenue	18.8%	19.8%
Total costs and expenses	$120,008	$122,423
____________________________

1	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

2	Includes approximately $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three months ended March 31, 2014.

3	Includes approximately $0.5 million of incremental professional fees associated with the Company’s 2015 Annual Meeting of Stockholders for the three months ended March 31, 2015.

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes intercompany transactions and allocation of headquarter costs.

Revenues

For the three months ended March 31, 2015, consolidated revenues decreased by $2.6 million, or 2.1%, to $122.3 million, compared to $124.9 million for the three months ended March 31, 2014. The decrease in revenues resulted from lower revenues in the Technical Services segment, which decreased $1.8 million during the three months ended March 31, 2015, as well as lower Engineering & Project Solutions revenues, which decreased $0.8 million compared to the same period in 2014. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted revenues by $4.3 million, of which $2.8 million, $1.3 million and $0.2 million was related to unfavorable impacts in EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services increased by $2.5 million, or 2.8%, for the three months ended March 31, 2015 compared to the same period in 2014. This $2.5 million increase in revenues consisted of increases of $3.3 million and $2.0 million in Asia-Pacific and the Americas, respectively, but was partially offset by a decrease of $2.8 million in EMEA. The higher revenues in Asia-Pacific were primarily attributable to volume increases within off-line services, which increased approximately 87% compared to the same period in 2014 and were primarily related to certain large projects that were completed during the three months ended March 31, 2015. Approximately 83% of the increase in off-line services was attributable to higher bolting and on-site machining service revenues. The increases in off-line services in Asia-Pacific were partially offset by lower revenues within on-line services, which primarily consisted of volume decreases in hot tapping and leak sealing services. The increase in Technical Service revenues in the Americas was a result of volume increases in on-line services, which increased approximately 31%, as well as higher revenues from other products and manufacturing, compared to the same period in 2014. The increase in on-line services primarily reflects increases in non-destructive testing and inspection services as well as higher line stopping service revenues, partially offset by decreases in leak sealing revenues. The increase in on-line services was partially offset by moderate volume decreases in off-line services, with approximately 70% of the decrease attributable to decreases in valve repair service revenues. In EMEA, the decrease in Technical Services revenues was attributable to decreases within both on-line and off-line services, partially offset by increased revenues from other products and manufacturing. The decrease in revenues reflects several large projects that were completed in the three months ended March 31, 2014, which did not recur during the three months ended March 31, 2015. Within on-line services, the decreased revenues were primarily attributable to volume decreases in leak sealing and composite repair services, partially offset by increases in line stopping services. The decrease in off-line services was largely due to lower valve repair service revenues.

Revenues from the Engineering & Project Solutions segment, substantially all of which relate to the Americas, were $36.4 million during the three months ended March 31, 2015, compared to $37.2 million for the same period in 2014. The decrease in revenues is attributable to volume decreases related to in-plant and in-office engineering services, partially offset by volume increases in process management inspection services.

Operating Costs (exclusive of depreciation and amortization)

For the three months ended March 31, 2015, operating costs decreased $0.8 million, or 0.9%, to $93.9 million, compared to $94.7 million for the three months ended March 31, 2014. The decrease was attributable to lower operating costs of $0.6 million and $0.2 million for the Engineering & Project Solutions and Technical Services segments, respectively. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $3.1 million, of which $2.1 million, $0.9 million and $0.1 million were related to favorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services increased $2.9 million, or 4.9%, for the three months ended March 31, 2015, compared to the same period in 2014. This change consisted of increases of $2.1 million and $1.5 million in the Asia-Pacific and Americas regions, respectively, partially offset by decreases of $0.7 million in EMEA. Essentially all of the increase in operating costs in Asia-Pacific was attributable to higher labor costs, consistent with the higher revenues.The increase in operating costs in the Americas was primarily related to higher labor and material costs, consistent with the higher revenues, partially offset by lower equipment rental costs. The decrease in operating costs in EMEA was primarily related to lower labor and equipment rental costs, associated with the lower revenues. The decrease in operating costs for Engineering & Project Solutions, for the three months ended March 31, 2015 was primarily associated with reductions in labor costs.

Overall operating costs as a percentage of revenue increased to 76.7% from 75.8% for the three months ended March 31, 2015 and 2014, respectively. For the Technical Services segment, operating costs as a percentage of revenue increased to 69.6% from 68.5% for the three months ended March 31, 2015 and 2014. The percentage of operating costs to revenue for the three months ended March 31, 2015 was higher for this segment compared to the same period in 2014 due to the lower revenues and lower margins in EMEA, which were impacted by the year-over-year effect of certain large, higher margin projects during the three months ended March 31, 2014 that did not recur in current-year period. This impact was partially offset by higher revenues driving improved utilization of labor in both Asia-Pacific and the Americas. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues were 93.5% for the three months ended March 31, 2015 compared to 93.0% in the same period in 2014. The slight increase was primarily attributable to higher employee benefit expenses incurred during the three months ended March 31, 2015. In comparison to the Company’s Technical Services segment, the Engineering & Project Solutions segment results in higher operating costs as a percentage of revenues due to the types of services provided in each segment and the typical gross margins associated with those services.

Depreciation and Amortization

For the three months ended March 31, 2015, depreciation and amortization expense increased $0.1 million when compared to the same period in 2014, primarily as a result of an increase in the average balance of depreciable property and equipment associated with capital expenditures of approximately $8.0 million placed in service over the twelve-month period ended March 31, 2015, partially offset by favorable impacts of foreign currency exchange rates. Changes related to foreign currency exchange rates favorably impacted depreciation and amortization expense by $0.1 million for the three months ended March 31, 2015.

Selling, General and Administrative
For the three months ended March 31, 2015, selling, general and administrative expenses decreased $1.7 million, or 6.8%, to $23.1 million, compared to $24.7 million for the three months ended March 31, 2014. This decrease consisted of $2.7 million related to the Technical Services segment and $1.0 million related to the Engineering & Project Solutions segment, partially offset by increases of $2.0 million associated with corporate-related (“Corporate”) expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $0.8 million, of which $0.6 million and $0.2 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, the decrease in selling, general and administrative costs within Technical Services consisted of decreases of $2.2 million in the Americas partially offset by increases of $0.2 million and $0.1 million in Asia-Pacific and EMEA, respectively. Of the decrease in selling, general and administrative expense in the Americas, approximately 77% was related to personnel and related costs, when compared to the same period in 2014, and was associated with the movement of certain personnel to Corporate, partially offset by higher insurance costs. The increases in selling, general and administrative expense in Asia-Pacific were primarily associated with slightly higher personnel and related costs as well as higher travel expenses. Selling, general and administrative expenses related to Corporate increased by $2.0 million during the three months ended March 31, 2015 compared with the same period in 2014 and was primarily attributable to higher personnel and related costs, reflecting the movement of certain personnel to Corporate and approximately $0.5 million of incremental professional fees incurred related to the Company’s 2015 Annual Meeting of Stockholders. For the Engineering & Project Solutions segment, decreases in selling, general and administrative costs for the three months ended March 31, 2015 were attributable to lower personnel and related costs, reflecting cost containment measures, as well as the effect of $0.2 million of certain direct costs associated with the integration of the FTS division incurred during the three months ended March 31, 2014, which did not recur in the current-year period.
Selling, general and administrative costs as a percentage of revenues decreased to 18.8% for three months ended March 31, 2015, compared to 19.8% for the three months ended March 31, 2014 principally as a result of the cost reductions in the Engineering & Project Solutions segment, partially offset by the impact of the incremental professional fees incurred relative to the Company’s 2015 Annual Meeting of Stockholders during the three months ended March 31, 2015.

Other Income

Interest Income and Other Income (Expense), Net

For the three months ended March 31, 2015, interest income and other income (expense) changed unfavorably by $0.4 million, when compared to the same periods in 2014 and was primarily related to increased foreign currency exchange losses incurred during the three months ended March 31, 2015, primarily as a result of an overall weakening of foreign currencies relative to the U.S. dollar.

Interest Expense

For the three months ended March 31, 2015, consolidated interest expense increased by $0.2 million compared to the same period in 2014 primarily due to the write off of debt issuance costs in conjunction with an amendment to the Company’s credit facility during the three months ended March 31, 2015.

Income Taxes

For each of the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $0.9 million. For these periods, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was 73.4% and 46.6% for the three months ended March 31, 2015 and 2014, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities. During the three months ended March 31, 2015, due to the impacts of foreign currency exchange rate changes, the Company had lower consolidated pre-tax income, and higher pre-tax losses in countries whose income taxes are offset by a full valuation allowance, compared to the same period in 2014, which unfavorably impacted the effective tax rate.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs and capital investments, as well as the financing of internal growth.

Net cash used in operating activities for the three months ended March 31, 2015 increased to $1.3 million from $1.1 million for the three months ended March 31, 2014. The increase in net cash used in operating activities resulted primarily from a decrease in net income partially offset by higher non-cash items in the current-year period, when compared to the same period in 2014. Changes in working capital, primarily associated with accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities, decreased cash flows by approximately $5.1 million and $5.0 million for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in investing activities increased slightly to $1.8 million for the three months ended March 31, 2015 from $1.7 million for the three months ended March 31, 2014 due to an increase in capital expenditures during the three months ended March 31, 2015 and was due primarily to the timing of expenditure payments.

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

Net cash used in financing activities decreased to $0.6 million for the three months ended March 31, 2015 from $1.0 million for the three months ended March 31, 2014. The decrease is attributable to lower principal payments on acquisition-related notes payable, based on the payment terms of the notes. Financing activities during the three months ended March 31, 2015 included $0.4 million of principal payments on acquisition-related notes payable, compared with $0.9 million in the same period in 2014.

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

On March 13, 2015, certain foreign subsidiaries (the “foreign subsidiary designated borrowers”) of Furmanite Worldwide, Inc. (“FWI”), a wholly owned subsidiary of the Company, and FWI entered into a second amendment (the “Second Amendment”) to the credit agreement dated March 5, 2012 with a syndicate of banks (collectively, the “Lenders”) previously led by JP Morgan Chase Bank, N.A. as Administrative Agent (the “Credit Agreement”). Under the Second Amendment, Wells Fargo Bank, N.A. is the successor Administrative Agent, replacing JP Morgan Chase Bank, N.A. The Second Amendment includes several modifications, including increasing the revolving credit facility capacity to $150.0 million from $100.0 million, extending the maturity date to March 13, 2020 from February 28, 2017, reducing the ranges for the commitment fee and margin that is added to the applicable variable interest rate and the easing of certain covenants and restrictive terms. The Second Amendment also reflects changes in the composition of the Lenders and their respective commitment amounts. The portion of the amount available for swing line loans to FWI is $10.0 million. A portion of the amount available under the Credit Agreement (not in excess of $20.0 million) is available for the issuance of letters of credit. The loans outstanding to the foreign subsidiary designated borrowers under the Credit Agreement may not exceed $50.0 million in the aggregate.

At March 31, 2015 and December 31, 2014, $59.9 million and $59.3 million, respectively, was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.4% at March 31, 2015. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 1.99% plus the margin and Leverage Ratio adjustment, as described above, beginning March 13, 2016 through March 13, 2020 on $40.0 million of the outstanding amount under the Credit Agreement. This interest rate swap replaces the previous swap, which was terminated in March 2015 in conjunction with the Second Amendment to the Credit Agreement. See Note 8 to the Company’s consolidated financial statements for further information regarding the interest rate swaps. The Credit Agreement contains a commitment fee, which ranges from 0.15% to 0.30% based on the Leverage Ratio (0.20% at March 31, 2015), and is based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $206.5 million as of March 31, 2015). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 3.00 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a Fixed Charge Coverage Ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures minus cash taxes minus Restricted Payments made in cash (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)) / interest expense plus scheduled payments of debt, and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions, however certain restrictions are only applicable in instances where the Leverage Ratio is greater than 2.00 to 1.00. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At March 31, 2015, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $59.9 million, and $4.3 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $85.8 million at March 31, 2015.

On August 30, 2013, in connection with the acquisition of the assets of ENGlobal Corporation’s (“ENGlobal”) Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bears interest at 4.0% per annum and is due in four equal annual installments of $0.8 million beginning September 1, 2014, with the final payment due on September 1, 2017.

On January 1, 2013, in connection with an asset purchase from ENGlobal, the Company issued a $1.9 million promissory note, which bears interest at 5.0% per annum and is due in four equal annual installments of $0.5 million beginning January 1, 2014, with the final installment payment due on January 1, 2017.

On April 21, 2015, Furmanite America, Inc., a wholly owned subsidiary of the Company, entered into a settlement agreement with ENGlobal (the “Agreement”) to resolve the determination of the final working capital adjustment associated with the Company’s August 2013 acquisition from ENGlobal. Additionally, the Agreement resolves certain other claims and disputes of the parties associated with this acquisition as well as a smaller acquisition the Company completed in January 2013. Under the terms of the Agreement, the Company made cash payments to ENGlobal of $3.6 million in April 2015, reflecting the advance payoff of $4.4 million remaining principal amount on two acquisition-related notes payable, partially offset by $0.8 million of net credits related to accrued interest and the final settlement of reimbursable items and working capital balances. The Company realized a gain of $0.1 million in connection with the Agreement.

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

Other Events

On May 4, 2015, the Company announced that it has received a written non-binding indication of interest from a strategic acquiror for a transaction in which all Furmanite stockholders would receive cash for their shares, at a substantial premium to current market prices. The Company’s Board of Directors (the “Board”) believes this indication of interest could lead to a binding offer to acquire the Company at a substantial premium, and has retained a financial advisor to assist the Board with the evaluation of the proposal and any other strategic alternatives that may be presented. While it is unknown whether any actual completed transaction will result from this process, future results of the Company could be impacted by this matter, due to various factors. Refer to Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for important additional information regarding the risks and uncertainties related to this matter.
On May 6, 2015, the Company entered into a settlement agreement (the “Settlement Agreement”) with Mustang Capital Management, LLC (“Mustang Capital”) with respect to the Company’s 2015 Annual Meeting of Stockholders (the “Annual Meeting”). In conjunction with the Settlement Agreement, the Company expanded the size of the Board to seven and added three new independent directors to the Board to fill the vacancies for the two added seats and for the retirement of an incumbent director. These new directors and the four incumbent members of the Board will stand for reelection at the Furmanite 2015 Annual Meeting of Stockholders. The Settlement Agreement contains various other terms and provisions, including the mutual release of certain claims, the grant of restricted stock awards to both the new and incumbent directors and Company reimbursement of Mustang Capital’s expenses related to the Annual Meeting, not to exceed $575,000. As a result of these events, the Annual Meeting scheduled for May 7, 2015 has been canceled. The Company will file an amended definitive proxy statement and announce a new record date and annual meeting date in due course.

Critical Accounting Policies and Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant policies are presented in the Notes to the Consolidated Financial Statements and under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the three months ended March 31, 2015, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, income taxes and defined benefit pension plans. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

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

Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three months ended March 31, 2015 or 2014.

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

As of December 31, 2014, the Company’s fair value substantially exceeded its carrying value in each of its two reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the three months ended March 31, 2015 that would warrant an additional impairment test in the current period. At each of March 31, 2015 and December 31, 2014, goodwill totaled $15.9 million, of which $15.6 million is associated with the Technical Services operating segment. and $0.3 million is associated with the Engineering & Project Solutions operating segment.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However, in April 2015, the FASB tentatively decided to defer the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. The ASU does not provide an option for early adoption, but under the FASB’s tentative decision, entities would be permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU change the balance sheet presentation requirements for debt issuance costs by requiring them to be presented as a direct reduction to the carrying amount of the related debt liability. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Transitioning to the new guidance requires retrospective application. The Company plans to make the required change to the presentation of its debt issuance costs in the first quarter of fiscal year 2016, but it does not believe such change will have a material impact to its consolidated financial statements.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements at March 31, 2015 or December 31, 2014, or for the three months ended March 31, 2015 or 2014.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $59.9 million at March 31, 2015, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $40.0 million of the outstanding debt beginning March 13, 2016 through March 13, 2020, replacing the previous interest rate swap, which was terminated on March 13, 2015 in conjunction with the Second Amendment to the Credit Agreement. For more information on these swaps, see Note 8 to the Company’s consolidated financial statements.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the British Pound, Australian dollar, the Euro and Norwegian krone relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three months ended March 31, 2015 when compared to the three months ended March 31, 2014. The revenue impact was somewhat mitigated by similar exchange effects on operating costs, thereby reducing the exchange rate effect on operating income. The Company does not currently use foreign currency rate hedges.

Based on the three months ended March 31, 2015, foreign currency-based revenues and operating income of $32.5 million and $2.3 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $3.0 million and a reduction in operating income of $0.2 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2015. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 27, 2015, the Norfolk County Retirement System (the “Complainant”) filed a derivative shareholder petition in the Court of Chancery of the State of Delaware, on its behalf and purportedly on behalf of all other similarly situated public stockholders of the Company against certain of the Company’s directors (collectively “the defendants”) and naming the Company as a nominal party. The Complainant was seeking relief by requesting the court to declare a specific provision of the Company’s shareholders rights plan (the “Rights Plan”) invalid, unenforceable and severable. Further, the Complainant was seeking certain other relief relative to its allegations that the defendants breached their fiduciary responsibilities by (i) not redeeming or repealing the Rights Plan, or amending the Rights Plan to eliminate the challenged provision; and/or (ii) failing to promptly “approve” for purposes of the Rights Plan four dissident nominees for election to the Company’s board of directors nominated by a stockholder of the Company. The Company believed the claim to be without merit with the intention to vigorously defend the matter. On March 4, 2015, the Company’s board of directors took action to accelerate the final termination date of the rights under the Rights Plan to the close of business on March 6, 2015, effectively terminating the Rights Plan as of such time. On March 10, 2015, the Complainant notified the court that it anticipates it will dismiss the action without prejudice.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both March 31, 2015 and December 31, 2014. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors

The following paragraphs should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company’s receipt of a written non-binding indication of interest from a strategic acquiror may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact the Company’s business operations, interfere with its ability to attract and retain personnel, result in the incurrence of significant expenses and cause the Company’s stock price to be subject to significant fluctuation or otherwise be adversely impacted if a transaction is not completed.
On May 4, 2015, the Company announced that it has received a written non-binding indication of interest from a strategic acquiror for a transaction in which all Furmanite stockholders would receive cash for their shares, at a substantial premium to current market prices. The Company’s Board of Directors (the “Board”) believes this indication of interest could lead to a binding offer to acquire the Company at a substantial premium, and has retained a financial advisor to assist the Board with the evaluation of the proposal and any other strategic alternatives that may be presented.
There can be no assurance that this indication of interest will eventually lead to a binding offer with terms acceptable to all parties. Even if a binding offer is accepted, a transaction may not be completed if pre-closing matters such as regulatory approvals, due diligence and other conditions are not completed satisfactorily or within specified time frames. To the extent the trading price of the Company’s common stock reflects a market assumption that a transaction will be completed, the Company’s stock price could be adversely impacted if a transaction does not take place. Additionally, the Company is subject to a number of other risks during this time associated with the indication of interest by the strategic acquiror. Particularly, the Board’s and management’s attention could be diverted from normal business operations during this time to focus on the potential transaction and the Company could incur significant advisory and legal costs related to evaluating the proposal, all of which could adversely impact financial results. Further, as a result of the potential for a future transaction, the Company may not be able to retain key personnel, who may be uncertain about their future roles. Moreover, the Company may experience difficulty in attracting or retaining personnel across all areas of the business due to the uncertainty related to this matter.

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

10.1
Second Amendment to Credit Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of March 13, 2015 incorporated by reference herein to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 19, 2015.

10.2	Settlement Agreement, dated May 6, 2015 incorporated by reference herein to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 7, 2015.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 11, 2015.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of May 11, 2015.

32.1**	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 11, 2015.

32.2**	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of May 11, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)
Date: May 11, 2015