Form 10-Q
period 2015-06-30
FURMANITE CORP
filed 2015-08-06
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 37,879,604 shares of the registrant’s common stock outstanding as of August 3, 2015.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,169	$33,753
Accounts receivable, trade (net of allowance for doubtful accounts of $947 and $1,036 as of June 30, 2015 and December 31, 2014, respectively)	121,118	110,219
Inventories, net:
Raw materials and supplies	26,540	25,626
Work-in-process	15,233	11,538
Finished goods	67	219
Deferred tax assets, current	7,371	7,324
Prepaid expenses and other current assets	8,930	14,011
Total current assets	218,428	202,690
Property and equipment	114,591	112,716
Less: accumulated depreciation and amortization	(64,314)	(60,786)
Property and equipment, net	50,277	51,930
Goodwill	15,897	15,897
Deferred tax assets, non-current	3,279	3,664
Intangible and other assets, net	9,006	9,990
Total assets	$296,887	$284,171
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$93	$2,442
Accounts payable	20,235	18,873
Accrued expenses and other current liabilities	37,895	33,609
Income taxes payable	552	1,143
Total current liabilities	58,775	56,067
Long-term debt, non-current	68,891	61,853
Net pension liability	15,545	17,115
Other liabilities	6,773	6,672
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,888,567 and 41,749,196 shares issued as of June 30, 2015 and December 31, 2014, respectively	4,850	4,834
Additional paid-in capital	140,419	139,312
Retained earnings	41,472	37,784
Accumulated other comprehensive loss	(21,825)	(21,453)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)
Total stockholders’ equity	146,903	142,464
Total liabilities and stockholders’ equity	$296,887	$284,171
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$129,629	$146,242	$251,967	$271,183
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	95,741	109,172	189,611	203,874
Depreciation and amortization expense	3,169	2,988	6,251	5,977
Selling, general and administrative expense	24,396	25,778	47,452	50,510
Total costs and expenses	123,306	137,938	243,314	260,361
Operating income	6,323	8,304	8,653	10,822
Interest income and other income (expense), net	(555)	(439)	(1,078)	(604)
Interest expense	(356)	(445)	(988)	(894)
Income before income taxes	5,412	7,420	6,587	9,324
Income tax expense	(2,037)	(2,913)	(2,899)	(3,801)
Net income	$3,375	$4,507	$3,688	$5,523

Earnings per common share:
Basic	$0.09	$0.12	$0.10	$0.15
Diluted	$0.09	$0.12	$0.10	$0.15
Weighted-average number of common and common equivalent shares used in computing earnings per common share:
Basic	37,836	37,617	37,793	37,593
Diluted	38,030	37,836	37,982	37,832
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,375	$4,507	$3,688	$5,523
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Net gain (loss) arising during period	(760)	(406)	470	(425)
Cash flow hedges:
Gain (loss) on interest rate swap	245	(197)	(495)	(232)
Less: Reclassification of realized loss on interest rate swap included in interest expense	—	40	34	40
Cash flow hedges, net	245	(157)	(461)	(192)
Foreign currency translation adjustments	2,425	1,047	(433)	1,667
Total other comprehensive income (loss) before tax	1,910	484	(424)	1,050
Income tax benefit related to components of other comprehensive income (loss)	23	150	52	168
Other comprehensive income (loss), net of tax	1,933	634	(372)	1,218
Comprehensive income	$5,308	$5,141	$3,316	$6,741
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2015 (Unaudited) and Year Ended December 31, 2014
(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2014	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
Net income	—	—	—	—	11,355	—	—	11,355
Stock-based compensation, stock option exercises and vesting of restricted stock	191,958	—	23	2,442	—	—	—	2,465
Excess tax benefits from stock-based compensation	—	—	—	989	—	—	—	989
Change in pension net actuarial loss, net of tax	—	—	—	—	—	(707)	—	(707)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(75)	—	(75)
Foreign currency translation adjustment	—	—	—	—	—	(5,059)	—	(5,059)
Balances at December 31, 2014	41,749,196	4,008,963	$4,834	$139,312	$37,784	$(21,453)	$(18,013)	$142,464
Net income	—	—	—	—	3,688	—	—	3,688
Stock-based compensation, stock option exercises and vesting of restricted stock	139,371	—	16	1,089	—	—	—	1,105
Proceeds from disgorgement of former officer short swing profits	—	—	—	18	—	—	—	18
Change in pension net actuarial loss, net of tax	—	—	—	—	—	338	—	338
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(277)	—	(277)
Foreign currency translation adjustment	—	—	—	—	—	(433)	—	(433)
Balances at June 30, 2015	41,888,567	4,008,963	$4,850	$140,419	$41,472	$(21,825)	$(18,013)	$146,903
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$3,688	$5,523
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	6,251	5,977
Provision for doubtful accounts	268	3
Stock-based compensation expense	1,226	886
Deferred income taxes	99	69
Other, net	(828)	(733)
Changes in operating assets and liabilities:
Accounts receivable	(11,070)	(9,541)
Inventories	(4,301)	(2,177)
Prepaid expenses and other current assets	3,036	2,508
Accounts payable	1,429	2,518
Accrued expenses and other current liabilities	6,066	4,108
Income taxes payable	(764)	(451)
Other, net	35	136
Net cash provided by operating activities	5,135	8,826
Investing activities:
Capital expenditures	(4,015)	(3,477)
Proceeds from sale of assets	113	3
Net cash used in investing activities	(3,902)	(3,474)
Financing activities:
Proceeds from issuance of debt	44,600	—
Payments on debt	(39,054)	(912)
Debt issuance costs	(571)	—
Issuance of common stock	46	32
Proceeds from disgorgement of former officer short swing profits	18	—
Other	(333)	(214)
Net cash provided by (used in) financing activities	4,706	(1,094)
Effect of exchange rate changes on cash	(523)	279
Increase in cash and cash equivalents	5,416	4,537
Cash and cash equivalents at beginning of period	33,753	33,240
Cash and cash equivalents at end of period	$39,169	$37,777
Supplemental cash flow information:
Cash paid for interest	$959	$693
Cash paid for income taxes, net of refunds received	$3,080	$3,465
Non-cash investing and financing activities:
Settlement of business acquisition final working capital receivable	$2,474	$—
Settlement of acquisition-related notes payable	$(857)	$—
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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

Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or six months ended June 30, 2015 or 2014.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined using the weighted-average cost method. Inventory quantities on hand are reviewed regularly based on related service levels and functionality, and carrying cost is reduced to net realizable value for inventories in which their cost exceeds their utility, due to physical deterioration, obsolescence, changes in price levels or other causes. The cost of inventories consumed or products sold is included in operating costs.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However, in July 2015, the FASB voted to defer the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. The ASU does not provide an option for early adoption, but under the FASB’s decision, entities would be permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.
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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in U.S. GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.

2. Acquisition

On April 21, 2015, Furmanite America, Inc., a wholly owned subsidiary of the Company, entered into a settlement agreement with ENGlobal Corporation (“ENGlobal”) (the “Agreement”) to resolve the determination of the final working capital adjustment associated with the Company’s August 2013 acquisition of ENGlobal’s Engineering & Construction segment. Additionally, the Agreement resolves certain other claims and disputes of the parties associated with this acquisition as well as a smaller acquisition the Company completed in January 2013. Under the terms of the Agreement, the Company made cash payments to ENGlobal of $3.6 million in April 2015, reflecting the settlement of the $4.4 million remaining principal amount on two acquisition-related notes payable, partially offset by $0.8 million of net credits related to accrued interest and the final settlement of reimbursable items and working capital balances. The Company realized a gain of $0.1 million in connection with the Agreement.

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

Basic and diluted weighted-average common shares outstanding and earnings per share include the following (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$3,375	$4,507	$3,688	$5,523

Basic weighted-average common shares outstanding	37,836	37,617	37,793	37,593
Dilutive effect of common stock equivalents	194	219	189	239
Diluted weighted-average common shares outstanding	38,030	37,836	37,982	37,832

Earnings per share:
Basic	$0.09	$0.12	$0.10	$0.15
Dilutive	$0.09	$0.12	$0.10	$0.15
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	432	463	543	287

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation and benefits	$27,612	$23,073
Professional, audit and legal fees	2,066	1,050
Estimated potential uninsured liability claims	1,934	1,934
Value added tax payable	1,734	1,668
Taxes other than income	1,553	1,674
Customer deposits	733	651
Other employee related expenses	638	630
Leases	194	1,070
Interest	118	368
Other	1,313	1,491
Total accrued expenses and other current liabilities	$37,895	$33,609

5. Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Borrowings under the revolving credit facility (the “Credit Agreement”)	$68,891	$59,300
Capital leases	2	8
Notes payable	—	4,896
Other debt	91	91
Total long-term debt	68,984	64,295
Less: current portion of long-term debt	(93)	(2,442)
Total long-term debt, non-current	$68,891	$61,853

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

At June 30, 2015 and December 31, 2014, $68.9 million and $59.3 million, respectively, was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.4% at June 30, 2015. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 1.99% plus the margin and Leverage Ratio adjustment, as described above, beginning March 13, 2016 through March 13, 2020 on $40.0 million of the outstanding amount under the Credit Agreement. This interest rate swap replaces the previous swap, which was terminated in March 2015 in conjunction with the Second Amendment to the Credit Agreement. See Note 9 for further information regarding the interest rate swaps. The Credit Agreement contains a commitment fee, which ranges from 0.15% to 0.30% based on the Leverage Ratio (0.20% at June 30, 2015), and is based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $220.5 million as of June 30, 2015). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 3.00 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a Fixed Charge Coverage Ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures minus cash taxes minus Restricted Payments made in cash (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)) / interest expense plus scheduled payments of debt, and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions, however certain restrictions are only applicable in instances where the Leverage Ratio is greater than or equal to 2.00 to 1.00. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2015, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $68.9 million, and $7.7 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $73.4 million at June 30, 2015.

Notes Payable and Other Debt

On January 1, 2013, in connection with an asset purchase from ENGlobal, the Company issued a $1.9 million promissory note, which bore interest at 5.0% per annum. On August 30, 2013, in connection with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bore interest at 4.0% per annum. These notes were originally due in four equal annual installments; however, in accordance with the settlement agreement with ENGlobal discussed in Note 2, the Company settled the remaining principal balance on both notes, which totaled $4.4 million on the date of the settlement in 2015.

On February 28, 2013, in connection with an asset purchase, the Company issued a $0.9 million note payable, which was paid at maturity on March 1, 2014.

6. Retirement Plans

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

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$3	$79	$84	$157
Interest cost	803	1,037	1,627	2,057
Expected return on plan assets	(892)	(1,115)	(1,801)	(2,213)
Amortization of net actuarial loss	128	127	256	252
Net curtailment/settlement gain	(332)	—	(332)	—
Net periodic pension cost (credit)	$(290)	$128	$(166)	$253

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.0% overall, 6.4% for equities and 2.4% for bonds. The Company expects to contribute $1.7 million to the pension plan for 2015, of which $0.8 million has been contributed through June 30, 2015.

7. Stock-Based Compensation

The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three and six months ended June 30, 2015, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangements was $0.7 million and $1.2 million, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2014, respectively. Compensation cost for the three and six months ended June 30, 2015 includes $0.2 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors.

During the first quarter of 2015, the Company did not grant any shares of restricted stock awards to its outside directors, but 30,000 shares of restricted stock awards granted previously to the outside directors vested. Additionally, the vesting of 32,918 restricted stock units previously granted to employees resulted in the issuance of 24,839 shares of common stock, net of 8,079 shares that were withheld for tax obligations of the grantees, as allowed under the plan. During the second quarter of 2015, the Company granted 70,000 shares of restricted stock awards to its outside directors at a grant date fair value of $8.48 per share and 28,000 shares of restricted stock awards granted previously vested, which were associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors. Additionally, the vesting of 38,053 shares of restricted stock units previously granted to employees resulted in the issuance of 29,699 shares of common stock, net of 8,354 shares that were withheld for tax obligations of the grantees, as allowed under the plan. Also, the Company granted options to purchase 17,500 shares to an employee with a grant date fair value of $4.64 per share.

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

The aggregate fair value of restricted stock and restricted stock units vested during the six months ended June 30, 2015 and 2014 was $1.0 million and $0.7 million, respectively, and was $0.6 million for the three months ended June 30, 2015. No restricted stock or restricted stock units vested during the three months ended June 30, 2014.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of June 30, 2015, the total unrecognized compensation expense related to stock options and restricted stock/unit awards was $1.8 million and $2.3 million, respectively.

8. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	June 30, 2015	December 31, 2014
Defined benefit pension items	$(21,710)	$(22,180)
Less: deferred tax benefit	4,391	4,523
Net of tax	(17,319)	(17,657)
Interest rate swap	(366)	95
Less: deferred tax benefit (liability)	146	(38)
Net of tax	(220)	57
Foreign currency translation adjustment	(4,286)	(3,853)
Total accumulated other comprehensive loss	$(21,825)	$(21,453)

Changes in accumulated other comprehensive loss by component in the consolidated statements of comprehensive income (loss) include the following for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Three Months Ended June 30, 2015
Beginning balance, net	$(16,680)	$(367)	$(6,711)	$(23,758)
Other comprehensive income (loss) before reclassifications[1]	(983)	147	2,425	1,589
Amounts reclassified from accumulated other comprehensive loss2 3	344	—	—	344
Net other comprehensive income (loss)	(639)	147	2,425	1,933
Ending balance, net	$(17,319)	$(220)	$(4,286)	$(21,825)

Three Months Ended June 30, 2014
Beginning balance, net	$(16,965)	$111	$1,826	$(15,028)
Other comprehensive income (loss) before reclassifications[1]	(419)	(118)	1,047	510
Amounts reclassified from accumulated other comprehensive loss[2] [3]	100	24	—	124
Net other comprehensive income (loss)	(319)	(94)	1,047	634
Ending balance, net	$(17,284)	$17	$2,873	$(14,394)

Six months ended June 30, 2015
Beginning balance, net	$(17,657)	$57	$(3,853)	$(21,453)
Other comprehensive income (loss) before reclassifications[1]	(105)	(297)	(433)	(835)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	443	20	—	463
Net other comprehensive income (loss)	338	(277)	(433)	(372)
Ending balance, net	$(17,319)	$(220)	$(4,286)	$(21,825)

Six months ended June 30, 2014
Beginning balance, net	$(16,950)	$132	$1,206	$(15,612)
Other comprehensive income (loss) before reclassifications[1]	(533)	(139)	1,667	995
Amounts reclassified from accumulated other comprehensive loss[2] [3]	199	24	—	223
Net other comprehensive income (loss)	(334)	(115)	1,667	1,218
Ending balance, net	$(17,284)	$17	$2,873	$(14,394)
____________________________

1
Net of tax benefit for the defined benefit pension plans of $(0.2) million for the three months ended June 30, 2015 and an insignificant amount for the six months ended June 30, 2015. Net of tax expense (benefit) for the interest rate swap of $0.1 million and ($0.2) million for the three and six months ended June 30, 2015, respectively. Net of tax benefit for both the defined benefit pension plans and interest rate swap of $(0.1) million for each of the three and six months ended June 30, 2014.

2
Net of tax expense for the defined benefit pension plans, which was $0.1 million for each of the three and six months ended June 30, 2015 and was $0.1 million for the six months ended June 30, 2014. Net of tax expense for the defined benefit pension plans, which was insignificant for three months ended June 30, 2014. Net of tax expense for the interest swap, which was insignificant for each of the three and six months ended June 30, 2015 and 2014.

3
Reclassification adjustments out of accumulated other comprehensive loss for amortization of actuarial losses and prior service credits are included in the computation of net periodic pension cost. See Note 6 for additional details. Reclassification adjustments out of accumulated other comprehensive loss for the interest rate swap are included in interest expense. See Note 9 for additional details.

9. Derivative Instruments and Hedging Activities

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

The following table summarizes the terms of the interest rate swap outstanding at June 30, 2015 (in thousands):

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	March 13, 2016	March 13, 2020	1.99%	1 Month LIBOR	$40,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in thousands):

		Asset Derivative Instruments		Liability Derivative Instruments
		June 30, 2015		June 30, 2015
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	—	Other liabilities	366
Total			$—		$366

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2014		December 31, 2014
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	95	Other liabilities	—
Total			$95		$—

See Note 13 for additional information on the fair value of the Company’s interest rate swaps.

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

Amounts reported in other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At June 30, 2015, the Company estimates that approximately $0.1 million will be reclassified from accumulated other comprehensive loss as an increase in interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amount of income (loss) recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$147	$(118)	$(297)	$(139)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	—	(24)	(20)	(24)
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—	—

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

10. Income Taxes

For the six months ended June 30, 2015 and 2014, the Company recorded income tax expense of $2.9 million and $3.8 million, respectively. For the three months ended June 30, 2015 and 2014, the Company recorded income tax expense of $2.0 million and $2.9 million, respectively. For these periods, income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was 44.0% and 40.8% for the six months ended June 30, 2015 and 2014, respectively, and 37.6% and 39.3% for the three months ended June 30, 2015 and 2014, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the six months ended June 30, 2015 is as follows (in thousands):

Balance at December 31, 2014	$779
Additions based on tax positions of current year	89
Balance at June 30, 2015	$868

Unrecognized tax benefits at June 30, 2015 and December 31, 2014 of $0.9 million and $0.8 million, respectively, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three or six months ended June 30, 2015 or 2014 related to underpayments of income taxes or uncertain tax positions.

11. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.8 million as of both June 30, 2015 and December 31, 2014. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

On February 27, 2015, Norfolk County Retirement System (the “Plaintiff”) filed a putative stockholder class and derivative action (the “Action”) in the Court of Chancery of the State of Delaware (the “Delaware Court”) against the then-members of the Company’s Board of Directors (the “Board”) (Sangwoo Ahn, Kathleen Cochran, Kevin Jost, Joseph Milliron and Ralph Patitucci, collectively “the Defendants”). The Plaintiff alleged that the so-called “dead hand” provision of the Company’s stockholder rights plan (the “Rights Plan”), which provided that the Rights Plan could only be redeemed by Company directors serving at the date of the adoption of the Rights Plan, or by certain directors approved by the Board, was unenforceable, and that the Defendants had breached their fiduciary duties by failing to eliminate that provision. The Plaintiff also alleged that the Defendants had breached their fiduciary duties by failing to approve four Board nominees proposed by Mustang Capital Management, LLC for the purposes of the Rights Plan. On March 4, 2015, the Company’s Board amended the Rights Plan so that it expired on March 6, 2015. On March 10, 2015, the Plaintiff notified the Delaware Court that its claims had been mooted and that it anticipated that it would shortly dismiss the Action without prejudice. The Plaintiff also informed the Delaware Court that it anticipated that it would seek an award of attorneys’ fees in connection with the repeal of the Rights Plan. On March 19, 2015, the Delaware Court dismissed the Action, but retained jurisdiction solely for the purposes of determining Plaintiff’s counsel’s application for attorneys’ fees and expenses. On June 5, 2015, the parties entered into an agreement under which the Company would pay Plaintiff’s counsel $0.3 million in attorneys’ fees and expenses, and the parties requested that the Delaware Court close the Action. On July 6, 2015, the Delaware Court issued an order closing the Action, subject to the Company filing an affidavit with the Delaware Court that it had attached the Delaware Court’s order as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, in order to provide the required notice for purposes of the rules of the Delaware Court. A copy of the Delaware Court’s order closing the Action is attached to this Form 10-Q as Exhibit 10.2.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America litigation, were recorded in accrued expenses and other current liabilities as of both June 30, 2015 and December 31, 2014. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

The following is a summary of the financial information of the Company’s reportable segments as of and for the six months ended June 30, 2015 and 2014 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate	Reconciling Items	Total
Three Months Ended June 30, 2015
Revenues from external customers[1]	$91,415	$38,214	$—	$—	$129,629
Intersegment revenues[2]	—	57	—	(57)	—
Operating income (loss)[3]	$13,259	$516	$(7,452)	$—	$6,323

Three Months Ended June 30, 2014
Revenues from external customers[1]	$106,289	$39,953	$—	$—	$146,242
Intersegment revenues[2]	—	46	—	(46)	—
Operating income (loss)[3] [4]	$14,284	$(590)	$(5,390)	$—	$8,304

Six Months Ended June 30, 2015
Revenues from external customers[1]	$177,379	$74,588	$—	$—	$251,967
Intersegment revenues[2]	—	146	—	(146)	—
Operating income (loss)[3]	$21,989	$520	$(13,856)	$—	$8,653

Six Months Ended June 30, 2014
Revenues from external customers[1]	$194,039	$77,144	$—	$—	$271,183
Intersegment revenues[2]	—	117	—	(117)	—
Operating income (loss)[3] [4]	$21,949	$(1,347)	$(9,780)	$—	$10,822
____________________________

1
Included in the Technical Services and Engineering & Project Solutions segments are total United States revenues of $94.1 million and $183.9 million for the three and six months ended June 30, 2015, respectively, and $102.3 million and $191.0 million for the three and six months ended June 30, 2014, respectively. Total foreign revenues for the three and six months ended June 30, 2015 totaled $35.5 million and $68.1 million, respectively, and $43.9 million and $80.2 million for the three and six months ended June 30, 2014, respectively. Included in the Technical Services segment above are United Kingdom revenues of $15.7 million million and $30.0 million for the three and six months ended June 30, 2015, respectively, and $19.2 million and $36.9 million for the three and six months ended June 30, 2014, respectively. Revenues attributable to individual countries are based on the country of domicile of the legal entity that performs the work.

2	Reconciling items represent eliminations or reversals of transactions between reportable segments.

3
Corporate represents certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments. For the three and six months ended June 30, 2015, Corporate includes approximately $1.7 million and $2.2 million, respectively, of incremental, non-routine professional fees and other costs.

4
The Engineering & Project Solutions segment includes nil and approximately $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three and six months ended June 30, 2014. respectively.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	June 30, 2015	December 31, 2014
Total long-lived assets
United States	$45,011	$46,958
United Kingdom	4,810	5,005
All other	6,881	7,376
Total long-lived assets	$56,702	$59,339

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
June 30, 2015
Interest rate swap asset	$—	$—	$—	$—
Interest rate swap liability	$366	$—	$366	$—

December 31, 2014
Interest rate swap asset	$95	$—	$95	$—
Interest rate swap liability	$—	$—	$—	$—

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 9 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of June 30, 2015 and December 31, 2014 approximated the carrying value. These fair values, which are Level 3 measurements, were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

There were no transfers between levels of the fair value hierarchy during the three or six months ended June 30, 2015 or 2014.

The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at June 30, 2015, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

14. Related Party Transactions

In April 2015, the Company was notified by its former Chief Executive Officer that, as a result of certain purchases and sales of shares of the Company’s common stock made by the former Chief Executive Officer within a period of less than six months, the former Chief Executive Officer had realized short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended. In April 2015, the former Chief Executive Officer made a payment of $18,431.76 to the Company in disgorgement of these short-swing profits.

In an agreement dated May 6, 2015 between the Company and Mustang Capital Management, LLC (“Mustang”) (the “Settlement Agreement”) in conjunction with the appointment of three new directors, including John K. H. Linnartz, the Managing Member of Mustang, to the Company’s Board of Directors, it was agreed that the Company would reimburse Mustang for its documented out-of-pocket fees and expenses (including legal expenses) incurred in connection with the matters related to the 2015 Annual Meeting and the negotiation and execution of the Settlement Agreement, up to $575,000, which was the amount of the reimbursement paid by the Company to Mustang during the second quarter of 2015.

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

Technical Services provides specialized technical services, which include on-line, off-line and other services. Within these technical services, on-line services include leak sealing, hot tapping, line stopping, line isolation, composite repair, valve testing and certain non-destructive testing and inspection services, while off-line services include on-site machining, heat treatment, bolting, valve repair and other non-destructive testing and inspection services. Other services include SmartShimTM services, concrete repair, engineering services, valves and other products and manufacturing. These services and products are provided primarily to electric power generating plants, the petroleum industry, which includes refineries and offshore drilling rigs (including subsea), chemical plants and other process industries in the Americas (which includes operations in North America, South America and Latin America), EMEA (which includes operations in Europe, the Middle East and Africa) and Asia-Pacific through a wholly owned subsidiary of the Parent Company, Furmanite Worldwide, Inc. (“FWI”), and its domestic and international subsidiaries and affiliates.

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

Financial Overview

Consolidated revenues decreased $16.6 million, or 11.4%, to $129.6 million for the three months ended June 30, 2015 and decreased $19.2 million, or 7.1% to $252.0 million for the six months ended June 30, 2015, compared to the prior year periods. The decreases in consolidated revenues were largely attributable to unfavorable foreign exchange rate changes, which impacted revenues by $6.0 million and $10.3 million for the three and six months ended June 30, 2015, respectively, compared to the prior year periods. These foreign exchange rate impacts were primarily associated with changes in the exchange rates for the the Australian dollar, the British Pound, the Euro and the Norwegian krone relative to the U.S. dollar in the EMEA and Asia-Pacific regions. Excluding the foreign currency impact, higher revenues in the Asia-Pacific region were more than offset by lower revenues in the Americas and EMEA regions of the Technical Services segment. The decreases in revenues in the Americas primarily reflected reductions in off-line services, primarily lower valve repair and on-site machining service revenues, while the decreases in EMEA reflect certain large, high-margin projects completed during the prior-year periods that did not recur in the current year. Consolidated revenues, to a lesser extent, were also affected by decreased revenues in the Engineering & Project Solutions segment.

Operating results for the three and six months ended June 30, 2015 were unfavorably impacted by foreign exchange rate changes as well as lower activity within the EMEA region and increased Corporate-related professional fees and other costs associated with the Company’s 2015 Annual Meeting of Stockholders. These factors were partially offset by improved performance in the Asia-Pacific region for the six months ended June 30, 2015, and certain reductions in selling, general and administrative expenses, reflecting conscious cost containment measures, principally within the Engineering & Project Solutions segment during both the three and six months ended June 30, 2015. The net effect of these factors resulted in operating income of $6.3 million and $8.7 million for the three and six months ended June 30, 2015, respectively, compared to operating income of $8.3 million and $10.8 million for the three and six months ended June 30, 2014, respectively.

Net income for the three and six months ended June 30, 2015 was $3.4 million and $3.7 million, respectively, compared to $4.5 million and $5.5 million for the three and six months ended June 30, 2014, respectively. In comparison to the prior-year periods, net income for the three and six months ended June 30, 2015 was unfavorably impacted by higher foreign currency exchange rate losses. In addition, the three months ended June 30, 2015 had lower interest expense and a lower effective tax rate, while net income for the six months ended June 30, 2015 was negatively impacted by higher interest expense, which was primarily attributable to the write off of debt issuance costs in conjunction with an amendment to the Company’s credit facility during the first quarter of 2015, as well as a higher effective tax rate, due to differences in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not. The Company’s diluted earnings per share for the three and six months ended June 30, 2015 were $0.09 and $0.10, respectively, compared to $0.12 and $0.15 for the three and six months ended June 30, 2014, respectively.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues	$129,629	$146,242	$251,967	$271,183
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	95,741	109,172	189,611	203,874
Depreciation and amortization expense	3,169	2,988	6,251	5,977
Selling, general and administrative expense	24,396	25,778	47,452	50,510
Total costs and expenses	123,306	137,938	243,314	260,361
Operating income	6,323	8,304	8,653	10,822
Interest income and other income (expense), net	(555)	(439)	(1,078)	(604)
Interest expense	(356)	(445)	(988)	(894)
Income before income taxes	5,412	7,420	6,587	9,324
Income tax expense	(2,037)	(2,913)	(2,899)	(3,801)
Net income	$3,375	$4,507	$3,688	$5,523

Earnings per common share:
Basic	$0.09	$0.12	$0.10	$0.15
Diluted	$0.09	$0.12	$0.10	$0.15

Additional Revenue Information:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Technical Services:
On-line services	$33,075	$37,238	$68,030	$71,615
Off-line services	47,349	54,506	85,313	98,035
Other services	10,991	14,545	24,036	24,389
Total Technical Services	91,415	106,289	177,379	194,039
Engineering & Project Solutions	38,214	39,953	74,588	77,144
Total revenues	$129,629	$146,242	$251,967	$271,183

Additional Operating Income Information:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Technical Services:
Americas	$8,130	$7,619	$14,545	$11,496
EMEA	3,229	4,213	4,465	7,650
Asia-Pacific	1,900	2,452	2,979	2,803
Total Technical Services	13,259	14,284	21,989	21,949
Engineering & Project Solutions[1]	516	(590)	520	(1,347)
Corporate[2]	(7,452)	(5,390)	(13,856)	(9,780)
Total operating income	$6,323	$8,304	$8,653	$10,822
____________________________

1
Includes approximately nil and $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three and six months ended June 30, 2014, respectively.

2
Includes approximately $1.7 million and $2.2 million of incremental professional fees and other costs associated with the Company’s 2015 Annual Meeting of Stockholders for the three and six months ended June 30, 2015.

Business Segment and Geographical Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Technical Services
Americas	$56,468	$63,327	$111,210	$116,173
EMEA	23,699	30,219	45,272	57,443
Asia-Pacific	11,248	12,743	20,897	20,423
Total Technical Services	91,415	106,289	177,379	194,039
Engineering & Project Solutions[1]	38,214	39,953	74,588	77,144
Total revenues	129,629	146,242	251,967	271,183
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	37,161	42,206	74,432	78,092
EMEA	15,867	20,858	31,690	39,518
Asia-Pacific	7,600	8,753	14,351	14,306
Total Technical Services	60,628	71,817	120,473	131,916
Technical Services operating costs as percentage of its revenue	66.3%	67.6%	67.9%	68.0%
Engineering & Project Solutions[1]	35,113	37,355	69,138	71,958
Engineering & Project Solutions operating costs as percentage of its revenue	91.9%	93.5%	92.7%	93.3%
Total operating costs (exclusive of depreciation and amortization)	95,741	109,172	189,611	203,874
Operating costs as a percentage of revenue	73.9%	74.7%	75.3%	75.2%
Depreciation and amortization expense
Technical Services
Americas	1,980	1,635	3,859	3,307
EMEA	290	439	591	880
Asia-Pacific	277	266	549	536
Total Technical Services	2,547	2,340	4,999	4,723
Engineering & Project Solutions[1]	479	475	958	964
Corporate	143	173	294	290
Total depreciation and amortization expense	3,169	2,988	6,251	5,977
Depreciation and amortization expense as a percentage of revenue	2.4%	2.0%	2.5%	2.2%
Selling, general and administrative expense
Technical Services
Americas	9,197	11,867	18,374	23,278
EMEA	4,313	4,709	8,526	9,395
Asia-Pacific	1,471	1,272	3,018	2,778
Total Technical Services	14,981	17,848	29,918	35,451
Engineering & Project Solutions1 2	2,106	2,713	3,972	5,569
Corporate[3]	7,309	5,217	13,562	9,490
Total selling general and administrative expense	24,396	25,778	47,452	50,510
Selling, general and administrative expense as a percentage of revenue	18.8%	17.6%	18.8%	18.6%
Total costs and expenses	$123,306	$137,938	$243,314	$260,361
____________________________

1	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

2	Includes approximately nil and $0.2 million of direct costs associated with the integration of the Furmanite Technical Solutions division for the three and six months ended June 30, 2014.

3
Includes approximately $1.7 million and $2.2 million of incremental professional fees and other costs associated with the Company’s 2015 Annual Meeting of Stockholders for the three and six months ended June 30, 2015, respectively.

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes intercompany transactions and allocation of headquarter costs.

Revenues

For the six months ended June 30, 2015, consolidated revenues decreased by $19.2 million, or 7.1%, to $252.0 million, compared to $271.2 million for the six months ended June 30, 2014. The decrease in revenues resulted from lower revenues in the Technical Services segment, which decreased $16.7 million during the six months ended June 30, 2015, as well as lower Engineering & Project Solutions revenues, which decreased $2.5 million compared to the same period in 2014. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted revenues by $10.3 million, of which $6.5 million, $3.5 million and $0.3 million were related to unfavorable impacts in EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services decreased by $6.4 million, or 3.3%, for the six months ended June 30, 2015 compared to the same period in 2014. This $6.4 million decrease in revenues consisted of decreases of $5.7 million and $4.6 million in EMEA and the Americas, respectively, but was partially offset by an increase of $3.9 million in Asia-Pacific. In EMEA, the decrease in revenues was primarily attributable to decreases within on-line services, which decreased in volume by approximately 25%, and was primarily attributable to volume decreases in leak sealing and composite repair services. The decrease in revenues is a result of several large projects that were completed in the six months ended June 30, 2014, which did not recur during the six months ended June 30, 2015. In the Americas, the decrease in revenues consisted of volume decreases in off-line services, partially offset by volume increases in on-line services. The lower revenues from off-line services, which decreased in volume by approximately 19%, were primarily attributable to lower valve repair and on-site machining services. The increase in on-line services, which increased in volume by approximately 14%, was primarily due to higher revenues from non-destructive testing and inspection, line stopping and hot tapping services, partially offset by decreases in leak sealing service work. The higher revenues in Asia-Pacific were primarily attributable to volume increases in off-line services of approximately 32%, compared to the same period in 2014, and primarily related to certain large projects and increased activity levels with certain larger customers. Approximately 77% of the increase in off-line services was attributable to higher on-site machining and bolting service revenues.

Revenues from the Engineering & Project Solutions segment, substantially all of which relate to the Americas, were $74.6 million during the six months ended June 30, 2015, compared to $77.1 million for the same period in 2014. The decrease in revenues is attributable to volume decreases related to in-plant and in-office engineering services, due primarily to certain projects ongoing in the first half of 2014 that were substantially completed in the prior year, partially offset by volume increases in process management inspection services.

For the three months ended June 30, 2015, consolidated revenues decreased by $16.6 million, or 11.4%, to $129.6 million, compared to $146.2 million for the three months ended June 30, 2014. The decrease in revenues resulted from lower revenues in the Technical Services segment, which decreased $14.9 million during the three months ended June 30, 2015, as well as lower Engineering & Project Solutions revenues, which decreased $1.7 million compared to the same period in 2014. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted revenues by $6.0 million, of which $3.7 million, $2.2 million and $0.1 million were related to unfavorable impacts in EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services decreased by $8.9 million, or 8.4%, for the three months ended June 30, 2015 compared to the same period in 2014. This $8.9 million decrease in revenues consisted of decreases of $6.8 million and $2.8 million in the Americas and EMEA, respectively, but was partially offset by an increase of $0.7 million in Asia-Pacific. In the Americas, the decrease in revenues consisted primarily of volume decreases in off-line services and, to a lesser extent, other services. The lower revenues from off-line services, which reflect a decrease in volume of approximately 19% compared to same period in 2014, were attributable to lower on-site machining and valve repair service revenues. In EMEA, the decreases in revenues were primarily attributable to decreases within on-line services and other services, partially offset by increases in off-line services. Within on-line services, the lower revenues were primarily attributable to volume decreases in leak sealing and composite repair services, which together represented approximately 64% of the decrease in on-line services, with the balance related to lower hot tapping and line isolation service revenues. These decreases were partially offset by higher revenues from off-line services, which increased in volume by approximately 20% compared to the same period in 2014, and primarily reflect higher on-site machining and heat treatment service revenues, partially offset by lower revenues from bolting services. The higher revenues in Asia-Pacific were primarily attributable to volume increases in both on-line and off-line services, which increased by approximately 11% and 3%, respectively, compared to the same period in 2014. The revenue increases reflect higher line stopping, on-site machining and hot tapping service revenues, partially offset by lower bolting and composite repair service revenues.

Revenues from the Engineering & Project Solutions segment were $38.2 million during the three months ended June 30, 2015, compared to $40.0 million for the same period in 2014. The decrease in revenues is attributable to volume decreases related to in-plant and in-office engineering services, due primarily to certain projects ongoing in the first half of 2014 that were substantially completed in the prior year, partially offset by volume increases in process management inspection services.

Operating Costs (exclusive of depreciation and amortization)

For the six months ended June 30, 2015, operating costs decreased $14.3 million, or 7.0%, to $189.6 million, compared to $203.9 million for the six months ended June 30, 2014. The decrease was attributable to lower operating costs of $11.5 million and $2.8 million for the Technical Services and Engineering & Project Solutions segments, respectively. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $7.2 million, of which $4.6 million, $2.4 million and $0.2 million were related to favorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services decreased $4.3 million, or 3.2%, for the six months ended June 30, 2015, compared to the same period in 2014. This change consisted of decreases of $3.4 million and $3.3 million in the Americas and EMEA regions, respectively, partially offset by increases of $2.4 million in Asia-Pacific. The decrease in operating costs in the Americas was primarily attributable to lower equipment related expenses, which represented approximately 73% of the decrease, as well as lower labor and travel expenses, consistent with the lower revenues. In EMEA, the decrease in operating costs was primarily related to lower labor and material costs, as well as reduced equipment related costs, consistent with the lower revenues. The increase in operating costs in Asia-Pacific was primarily attributable to higher labor costs, consistent with the higher revenues. The decrease in operating costs for Engineering & Project Solutions for the six months ended June 30, 2015 primarily reflects reductions in labor costs on lower activity levels.

For the three months ended June 30, 2015, operating costs decreased $13.4 million, or 12.3%, to $95.7 million, compared to $109.2 million for the three months ended June 30, 2014. The decrease was attributable to lower operating costs of $11.2 million and $2.2 million for the Technical Services and Engineering & Project Solutions segments, respectively. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $4.0 million, of which $2.5 million and $1.5 million were related to favorable impacts from EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services decreased $7.2 million, or 10.0%, for the three months ended June 30, 2015, compared to the same period in 2014. This change consisted of decreases of $5.0 million and $2.5 million in the Americas and EMEA regions, respectively, partially offset by increases of $0.3 million in Asia-Pacific. The decrease in operating costs in the Americas was primarily attributable to lower labor and travel costs, which represented approximately 43% of the decrease, with the remainder attributable to lower equipment and material related costs, consistent with the lower revenues. In EMEA, the decrease in operating costs was primarily related to lower labor and material costs, consistent with the lower revenues. The increase in operating costs in Asia-Pacific was primarily attributable to higher labor costs, consistent with the higher revenues. The decrease in operating costs for Engineering & Project Solutions for the three months ended June 30, 2015 primarily reflects reductions in labor costs.

Overall operating costs as a percentage of revenue were consistent at 75.3% and 75.2% for the six months ended June 30, 2015 and 2014, respectively, but decreased to 73.9% from 74.7% for the three months ended June 30, 2015 and 2014, respectively. For the Technical Services segment, operating costs as a percentage of revenue were consistent at 67.9% and 68.0% for the six months ended June 30, 2015 and 2014, respectively, but decreased to 66.3% from 67.6% for the three months ended June 30, 2015 and 2014, respectively. For the six months ended June 30, 2015, the percentage of operating costs to revenues for this segment was essentially unchanged compared to the prior-year period as the effect improved margins in Asia-Pacific were offset by lower margins in EMEA, which were impacted by the year-over-year effect of certain large, higher margin projects during the six months ended June 30, 2014 that did not recur in the current-year period. For the three months ended June 30, 2015, the decrease in the percentage of operating costs to revenue for this segment was attributable to slightly improved margins across all regions, due primarily to changes in the mix of service work. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues decreased to 92.7% from 93.3% for the six months ended June 30, 2015 and 2014, respectively, and decreased to 91.9% from 93.5% for the three months ended June 30, 2015 and 2014, respectively. The decreases primarily relate to lower personnel-related expenses as a percentage of revenues, reflecting improved labor utilization. In comparison to the Company’s Technical Services segment, the Engineering & Project Solutions segment results in higher operating costs as a percentage of revenues due to the types of services provided in each segment and the typical gross margins associated with those services.

Depreciation and Amortization

For the three and six months ended June 30, 2015, depreciation and amortization expense increased $0.2 million and $0.3 million when compared to the same periods in 2014, primarily as a result of an increase in the average balance of depreciable property and equipment associated with capital expenditures of approximately $9.1 million placed in service over the twelve-month period ended June 30, 2015, partially offset by favorable impacts of foreign currency exchange rates. Changes related to foreign currency exchange rates favorably impacted depreciation and amortization expense by $0.1 and $0.2 million for the three and six months ended June 30, 2015, respectively.

Selling, General and Administrative
For the six months ended June 30, 2015, selling, general and administrative expenses decreased $3.1 million, or 6.1%, to $47.4 million, compared to $50.5 million for the six months ended June 30, 2014. This decrease consisted of $5.5 million related to the Technical Services segment and $1.6 million related to the Engineering & Project Solutions segment, partially offset by increases of $4.0 million associated with corporate-related (“Corporate”) expenses, which are not allocated to the segments. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $1.8 million, of which $1.4 million and $0.4 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, the decrease in selling, general and administrative costs within Technical Services consisted of decreases of $4.9 million in the Americas, partially offset by increases of $0.7 million and $0.5 million in Asia-Pacific and EMEA, respectively. The decrease in selling, general and administrative expense in the Americas was primarily attributable to lower personnel costs and travel expenses, including the movement of certain personnel to Corporate, when compared to the same period in 2014. The increase in selling, general and administrative expense in Asia-Pacific was primarily associated with higher personnel and travel related expenses, while the increase in EMEA was primarily attributable to higher professional fees and certain provisions. The increase in Corporate was primarily attributable to approximately $2.2 million of non-routine incremental professional fees and other costs incurred related to the Company’s 2015 Annual Meeting of Stockholders as well as higher personnel and related costs, reflecting the movement of certain personnel, previously reflected primarily in the Americas region of the Technical Services segment, to Corporate. For the Engineering & Project Solutions segment, decreases in selling, general and administrative costs for the six months ended June 30, 2015 were attributable to lower personnel and related costs, reflecting cost containment measures, as well as the effect of $0.2 million of certain direct costs associated with the integration of the FTS division incurred during the six months ended June 30, 2014, which did not recur in the current-year period.

For the three months ended June 30, 2015, selling, general and administrative expenses decreased $1.4 million, or 5.4%, to $24.4 million, compared to $25.8 million for the three months ended June 30, 2014. This decrease consisted of $2.9 million related to the Technical Services segment and $0.6 million related to the Engineering & Project Solutions segment, partially offset by increases of $2.1 million related to Corporate. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $1.0 million, of which $0.7 million and $0.3 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, the decrease in selling, general and administrative costs within Technical Services consisted of decreases of $2.7 million in the Americas, partially offset by increases of $0.5 and $0.3 million in Asia-Pacific and EMEA, respectively. The decrease in selling, general and administrative expense in the Americas was primarily attributable to lower personnel costs and travel expenses, including the movement of certain personnel to Corporate and other functions,when compared to the same period in 2014. The increase in selling, general and administrative expense in Asia-Pacific was primarily associated with higher personnel and travel related costs, while the increase in EMEA was primarily attributable to higher professional fees and certain provisions. The increase in Corporate was primarily attributable to approximately $1.7 million of incremental professional fees and other costs incurred related to the Company’s 2015 Annual Meeting of Stockholders. For the Engineering & Project Solutions segment, decreases in selling, general and administrative costs for the three months ended June 30, 2015 were attributable to lower personnel and related costs, reflecting cost containment measures.
Selling, general and administrative costs as a percentage of revenues increased to 18.8% for the six months ended June 30, 2015, compared to 18.6% for the six months ended June 30, 2014 and increased to 18.8% for the three months ended June 30, 2015, compared to 17.6% for the three months ended June 30, 2014. The increases were principally a result of the incremental professional fees incurred relative to the Company’s 2015 Annual Meeting of Stockholders combined with the effect of the overall lower revenues, partially offset by cost reductions in the Engineering & Project Solutions segment.

Other Income

Interest Income and Other Income (Expense), Net

For the three and six months ended June 30, 2015, interest income and other income (expense) changed unfavorably by $0.1 million and $0.5 million, respectively, when compared to the same periods in 2014 and was primarily related to increased foreign currency exchange losses, primarily as a result of an overall weakening of foreign currencies relative to the U.S. dollar.

Interest Expense

For the six months ended June 30, 2015, consolidated interest expense increased by $0.1 million compared to the same period in 2014 primarily due to the write off of debt issuance costs in conjunction with an amendment to the Company’s credit facility during the first quarter of 2015. For the three months ended June 30, 2015, consolidated interest expense decreased by $0.1 million compared to the same period in 2014 primarily due to lower interest expense attributable to the advance repayment of certain notes payable during the three months ended June 30, 2015, partially offset by additional interest expense on long-term debt as a result of additional borrowings outstanding.

Income Taxes

For the six months ended June 30, 2015 and 2014, the Company recorded income tax expense of $2.9 million and $3.8 million, respectively. For the three months ended June 30, 2015 and 2014, the Company recorded tax expense of $2.0 million and $2.9 million, respectively. For these periods, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income before income taxes was 44.0% and 40.8% for the six months ended June 30, 2015 and 2014, respectively and 37.6% and 39.3%, respectively, for the three months ended June 30, 2015 and 2014. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs and capital investments, as well as the financing of internal growth.

Net cash provided by operating activities for the six months ended June 30, 2015 decreased to $5.1 million from $8.8 million for the six months ended June 30, 2014. The decrease in net cash provided by operating activities resulted primarily from changes in working capital requirements, primarily associated with accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities, which decreased cash flows by approximately $5.6 million and $2.9 million for the six months ended June 30, 2015 and 2014, respectively. To a lesser degree, the lower net income contributed to the decrease, with these changes partially offset by higher non-cash items in the current-year period, when compared to the same period in 2014.

Net cash used in investing activities increased to $3.9 million for the six months ended June 30, 2015 from $3.5 million for the six months ended June 30, 2014 primarily due to an increase in capital expenditures during the six months ended June 30, 2015, which was due primarily to the timing of expenditure payments.

Consolidated capital expenditures for the calendar year 2015 were initially budgeted at approximately $20.0 million; however, based on current projections, the Company does not expect capital expenditures to exceed $16.0 million. Such expenditures, however, will depend on many factors beyond the Company’s control, including, without limitation, demand for services as well as domestic and foreign government regulations. No assurance can be given that required capital expenditures will not exceed or be less than anticipated amounts during 2015 or thereafter. Capital expenditures for the remainder of the year are expected to be funded from existing cash and anticipated cash flows from operations.

Net cash provided by financing activities was $4.7 million for the six months ended June 30, 2015 compared to net cash used in financing activities of $1.1 million for the six months ended June 30, 2014. The variation primarily reflects additional net borrowings under the Company’s revolving credit facility of $9.6 million, partially offset by increased principal payments on notes payable, which were attributable to the April 2015 settlement agreement with ENGlobal, as discussed below. Financing activities during the six months ended June 30, 2015 included $4.0 million of principal payments on acquisition-related notes payable, compared with $0.9 million in the same period in 2014.

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

At June 30, 2015 and December 31, 2014, $68.9 million and $59.3 million, respectively, was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.4% at June 30, 2015. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 1.99% plus the margin and Leverage Ratio adjustment, as described above, beginning March 13, 2016 through March 13, 2020 on $40.0 million of the outstanding amount under the Credit Agreement. This interest rate swap replaces the previous swap, which was terminated in March 2015 in conjunction with the Second Amendment to the Credit Agreement. See Note 9 to the Company’s consolidated financial statements for further information regarding the interest rate swaps. The Credit Agreement contains a commitment fee, which ranges from 0.15% to 0.30% based on the Leverage Ratio (0.20% at June 30, 2015), and is based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $220.5 million as of June 30, 2015). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 3.00 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a Fixed Charge Coverage Ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures minus cash taxes minus Restricted Payments made in cash (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)) / interest expense plus scheduled payments of debt, and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions, however certain restrictions are only applicable in instances where the Leverage Ratio is greater than 2.00 to 1.00. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At June 30, 2015, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $68.9 million, and $7.7 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $73.4 million at June 30, 2015.

On January 1, 2013, in connection with an asset purchase from ENGlobal, the Company issued a $1.9 million promissory note, which bore interest at 5.0% per annum. On August 30, 2013, in connection with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bore interest at 4.0% per annum. These notes were originally to be due in four equal annual installments; however, in accordance with the settlement agreement with ENGlobal discussed below, the Company settled the remaining principal balances on both notes, totaling $4.4 million, in April 2015.

On April 21, 2015, Furmanite America, Inc., a wholly owned subsidiary of the Company, entered into a settlement agreement with ENGlobal (the “Agreement”) to resolve the determination of the final working capital adjustment associated with the Company’s August 2013 acquisition from ENGlobal. Additionally, the Agreement resolves certain other claims and disputes of the parties associated with this acquisition as well as a smaller acquisition the Company completed in January 2013. Under the terms of the

Agreement, the Company made cash payments to ENGlobal of $3.6 million in April 2015, reflecting the settlement of $4.4 million remaining principal amount on two acquisition-related notes payable, partially offset by $0.8 million of net credits related to accrued interest and the final settlement of reimbursable items and working capital balances. The Company realized a gain of $0.1 million in connection with the Agreement.

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
On May 6, 2015, the Company entered into a settlement agreement (the “Settlement Agreement”) with Mustang Capital Management, LLC (“Mustang Capital”) with respect to the Company’s 2015 Annual Meeting of Stockholders (the “Annual Meeting”). In conjunction with the Settlement Agreement, the Company expanded the size of the Board from five to seven and added three new independent directors to the Board to fill the vacancies for the two added seats and for the retirement of an incumbent director. These new directors, along with the four incumbent members of the Board, were all elected at the Furmanite 2015 Annual Meeting of Stockholders on June 30, 2015. The Settlement Agreement contains various other terms and provisions, including the mutual release of certain claims, the grant of restricted stock awards to both the new and incumbent directors and Company reimbursement of Mustang Capital’s expenses related to the Annual Meeting, not to exceed $575,000.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the six months ended June 30, 2015, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, income taxes and defined benefit pension plans. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

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

Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or six months ended June 30, 2015 or 2014.

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

As of December 31, 2014, the Company’s fair value substantially exceeded its carrying value in each of its two reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the six months ended June 30, 2015 that would warrant an additional impairment test in the current period. At each of June 30, 2015 and December 31, 2014, goodwill totaled $15.9 million, of which $15.6 million is associated with the Technical Services operating segment and $0.3 million is associated with the Engineering & Project Solutions operating segment.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. The provisions of the new guidance are effective for annual reporting periods beginning after December 15, 2016, including interim periods within those reporting periods. However, in July 2015, the FASB voted to defer the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017. The ASU does not provide an option for early adoption, but under the FASB’s July 2015 decision, entities would be permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in U.S. GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The Company does not believe the adoption of ASU 2015-11 will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements at June 30, 2015 or December 31, 2014, or for the three and six months ended June 30, 2015 or 2014.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $68.9 million at June 30, 2015, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.6 million. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $40.0 million of the outstanding debt beginning March 13, 2016 through March 13, 2020, replacing the previous interest rate swap, which was terminated on March 13, 2015 in conjunction with the Second Amendment to the Credit Agreement. For more information on these swaps, see Note 9 to the Company’s consolidated financial statements.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the British Pound, Australian dollar, the Euro and Norwegian krone relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three and six months ended June 30, 2015 when compared to the three and six months ended June 30, 2014. The revenue impact was somewhat mitigated by similar exchange effects on operating costs, thereby reducing the exchange rate effect on operating income. The Company does not currently use foreign currency rate hedges.

Based on the six months ended June 30, 2015, foreign currency-based revenues and operating income of $68.1 million and $7.2 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $6.2 million and a reduction in operating income of $0.7 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2015. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On February 27, 2015, Norfolk County Retirement System (the “Plaintiff”) filed a putative stockholder class and derivative action (the “Action”) in the Court of Chancery of the State of Delaware (the “Delaware Court”) against the then-members of the Company’s Board of Directors (the “Board”) (Sangwoo Ahn, Kathleen Cochran, Kevin Jost, Joseph Milliron and Ralph Patitucci, collectively “the Defendants”). The Plaintiff alleged that the so-called “dead hand” provision of the Company’s stockholder rights plan (the “Rights Plan”), which provided that the Rights Plan could only be redeemed by Company directors serving at the date of the adoption of the Rights Plan, or by certain directors approved by the Board, was unenforceable, and that the Defendants had breached their fiduciary duties by failing to eliminate that provision. The Plaintiff also alleged that the Defendants had breached their fiduciary duties by failing to approve four Board nominees proposed by Mustang Capital Management, LLC for the purposes of the Rights Plan. On March 4, 2015, the Company’s Board amended the Rights Plan so that it expired on March 6, 2015. On March 10, 2015, the Plaintiff notified the Delaware Court that its claims had been mooted and that it anticipated that it would shortly dismiss the Action without prejudice. The Plaintiff also informed the Delaware Court that it anticipated that it would seek an award of attorneys’ fees in connection with the repeal of the Rights Plan. On March 19, 2015, the Delaware Court dismissed the Action, but retained jurisdiction solely for the purposes of determining Plaintiff’s counsel’s application for attorneys’ fees and expenses. On June 5, 2015, the parties entered into an agreement under which the Company would pay Plaintiff’s counsel $0.3 million in attorneys’ fees and expenses, and the parties requested that the Delaware Court close the Action. On July 6, 2015, the Delaware Court issued an order closing the Action, subject to the Company filing an affidavit with the Delaware Court that it had attached the Delaware Court’s order as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, in order to provide the required notice for purposes of the rules of the Delaware Court. A copy of the Delaware Court’s order closing the Action is attached to this Form 10-Q as Exhibit 10.2.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of both June 30, 2015 and December 31, 2014. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

The Company’s receipt of a written non-binding indication of interest from a strategic acquiror may or may not result in an actual completed transaction. The uncertainty surrounding the outcome could adversely impact the Company’s business operations, interfere with its ability to attract and retain personnel, result in the incurrence of significant expenses and cause the Company’s stock price to be subject to significant fluctuation or otherwise be adversely impacted depending on the outcome of such transaction process.
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
There can be no assurance that this indication of interest will eventually lead to a binding offer with terms acceptable to all parties. Even if a binding offer is accepted, a transaction may not be completed if pre-closing matters such as regulatory approvals, due diligence and other conditions are not completed satisfactorily or within specified time frames. To the extent the trading price of the Company’s common stock reflects a market assumption that a transaction will be completed, the Company’s stock price could be adversely impacted if a transaction does not take place. Additionally, the Company is subject to a number of other risks during this time associated with the indication of interest by the strategic acquiror. Particularly, the Board’s and management’s attention could be diverted from normal business operations to focus on the potential transaction and the Company could incur significant advisory and legal costs related to evaluating the proposal, all of which could adversely impact financial results. Further, as a result of the potential for a future transaction, the Company may not be able to retain key personnel, who may be uncertain about their future roles. Moreover, the Company may experience difficulty in attracting or retaining personnel across all areas of the business due to the uncertainty related to this matter.

Item 5.	Other Information

(a) On July 31, 2015, upon the recommendation of the Compensation Committee of the Board of Directors, the Board of Directors of the Company approved grants of restricted stock units (“RSUs”) to Joseph E. Milliron, Robert S. Muff and William F. Fry, pursuant to the Company’s 1994 Stock Incentive Plan, as amended. Of the RSUs granted, vesting of 75% of the RSUs is subject to the outcome of the Company’s total shareholder return (“TSR”) relative to a defined peer group of companies, based on established target thresholds, while vesting of the remaining 25% is time-based. The number of RSUs granted to each of these officers is set forth below:

	RSUs Subject to TSR Performance		Time-Based RSUs
	(Target)	(Maximum)
Joseph E. Milliron	48,888	73,332	16,296
Robert S. Muff	28,039	42,058	9,346
William F. Fry	16,104	24,156	5,368

In accordance with terms of the awards, TSR will be calculated based on stock price appreciation and assuming reinvestment of declared dividends, if any, over the applicable measurements periods. The performance-based RSUs are eligible to vest one-third each year beginning on July 31, 2016, with the number of performance-based RSUs earned dependent on the Company’s TSR relative to the defined peer group, with applicable thresholds as set forth below and expressed as a percentage of the target number of RSUs:

Actual TSR Performance Relative to Peer Group	TSR Shares Earned (% of Target)
less than 25th percentile	0%
25th percentile	50%
50th percentile	100%
75th percentile	150%

The TSR performance period is from January 1, 2015 through December 31, 2017. Vesting at July 31, 2016 will be based on 2015 performance, vesting at July 31, 2017 will be based on 2015-2016 cumulative performance and vesting at July 31, 2018 will be based on 2015-2017 cumulative performance. The time-based RSUs will vest one-third each year beginning July 31, 2016. The awards also contain other customary terms and conditions generally consistent with equity awards granted by the Company previously.

On August 4, 2015, the Board appointed Mr. David E. Fanta to the Board’s Audit Committee, effective August 4, 2015, and on August 5, 2015, the Board appointed Mr. John K.H. Linnartz to the role of Lead Independent Director, effective August 5, 2015, filling the vacancies created by the resignation of Mr. Jeffery G. Davis from these positions on August 3, 2015, in connection with Mr. Davis’ appointment to Interim Executive Chairman on August 3, 2015. Messrs. Fanta and Linnartz were both named to the Board in May 2015. Mr. Fanta will continue to serve as a member of the Compensation Committee of the Board and Mr. Linnartz will continue to serve as Chairman of the Nominating and Governance Committee as well as a member of the Audit Committee.

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

3.8	By-laws of the Registrant, as amended and restated May 27, 2014, incorporated by reference herein to Exhibit 3.8 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014.

4.1
Certificate of Designation, Preferences and Rights related to the Registrant’s Series B Junior Participating Preferred Stock, filed as Exhibit 4.2 to the Registrant’s 10-K for the year ended December 31, 2008, which exhibit is incorporated herein by reference.

10.1	Agreement, dated May 6, 2015 incorporated by reference herein to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 7, 2015.

10.2*	Stipulation and Order in the Court of Chancery of the State of Delaware regarding Norfolk County Retirement System vs. Sangwoo Ahn & Furmanite Corporation, et al, dated July 6, 2015.
31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2015.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2015.

32.1**	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2015.

32.2**	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of August 6, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)
Date: August 6, 2015