Form 10-Q
period 2015-09-30
FURMANITE CORP
filed 2015-11-06
CIK 54441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 38,009,051 shares of the registrant’s common stock outstanding as of November 3, 2015.

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

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$47,130	$33,753
Accounts receivable, trade (net of allowance for doubtful accounts of $1,142 and $1,036 as of September 30, 2015 and December 31, 2014, respectively)	98,427	93,115
Inventories, net:
Raw materials and supplies	26,643	25,626
Work-in-process	17,044	10,851
Finished goods	41	219
Deferred tax assets, current	6,467	6,121
Prepaid expenses and other current assets	9,944	9,139
Current assets of discontinued operations	2,615	23,866
Total current assets	208,311	202,690
Property and equipment	112,929	109,266
Less: accumulated depreciation and amortization	(63,181)	(59,411)
Property and equipment, net	49,748	49,855
Goodwill	15,648	15,648
Deferred tax assets, non-current	3,114	3,664
Intangible and other assets, net	7,613	8,991
Non-current assets of discontinued operations	10	3,323
Total assets	$284,444	$284,171
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$91	$2,442
Accounts payable	16,704	18,419
Accrued expenses and other current liabilities	27,532	24,668
Income taxes payable	174	1,143
Current liabilities of discontinued operations	3,933	9,395
Total current liabilities	48,434	56,067
Long-term debt, non-current	68,891	61,853
Net pension liability	14,686	17,115
Other liabilities	7,477	6,653
Non-current liabilities of discontinued operations	—	19
Commitments and contingencies (Note 12)
Stockholders’ equity:
Series B Preferred Stock, unlimited shares authorized, none issued and outstanding	—	—
Common stock, no par value; 60,000,000 shares authorized; 41,892,567 and 41,749,196 shares issued as of September 30, 2015 and December 31, 2014, respectively	4,851	4,834
Additional paid-in capital	140,633	139,312
Retained earnings	41,632	37,784
Accumulated other comprehensive loss	(24,147)	(21,453)
Treasury stock, at cost (4,008,963 shares)	(18,013)	(18,013)
Total stockholders’ equity	144,956	142,464
Total liabilities and stockholders’ equity	$284,444	$284,171
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$97,408	$95,160	$296,539	$307,305
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	71,774	68,122	212,119	217,473
Depreciation and amortization expense	2,877	2,830	8,473	8,145
Selling, general and administrative expense	19,621	21,757	63,742	67,266
Total costs and expenses	94,272	92,709	284,334	292,884
Operating income	3,136	2,451	12,205	14,421
Interest income and other income (expense), net	146	174	(932)	(429)
Interest expense	(345)	(467)	(1,333)	(1,356)
Income from continuing operations before income taxes	2,937	2,158	9,940	12,636
Income tax expense	(1,418)	(986)	(4,494)	(5,197)
Income from continuing operations	1,519	1,172	5,446	7,439
Loss from discontinued operations, net of income tax	(1,359)	(110)	(1,598)	(854)
Net income	$160	$1,062	$3,848	$6,585

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.03	$0.14	$0.20
Discontinued operations	(0.04)	—	(0.04)	(0.02)
Net income	$—	$0.03	$0.10	$0.18
Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.03	$0.14	$0.19
Discontinued operations	(0.04)	—	(0.04)	(0.02)
Net income	$—	$0.03	$0.10	$0.17
Weighted-average number of common and common equivalent shares used in computing earnings (loss) per common share:
Basic	37,882	37,659	37,823	37,615
Diluted	37,979	37,905	37,981	37,856
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$160	$1,062	$3,848	$6,585
Other comprehensive income (loss) before tax:
Defined benefit pension plans:
Net gain arising during period	642	1,263	1,112	838
Cash flow hedges:
Gain (loss) on interest rate swap	(848)	108	(1,343)	(124)
Less: Reclassification of realized loss on interest rate swap included in interest expense	—	59	34	99
Cash flow hedges, net	(848)	167	(1,309)	(25)
Foreign currency translation adjustments	(2,325)	(3,499)	(2,758)	(1,832)
Total other comprehensive loss before tax	(2,531)	(2,069)	(2,955)	(1,019)
Income tax (expense) benefit related to components of other comprehensive loss	209	(336)	261	(168)
Other comprehensive loss, net of tax	(2,322)	(2,405)	(2,694)	(1,187)
Comprehensive income (loss)	$(2,162)	$(1,343)	$1,154	$5,398
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2015 (Unaudited) and Year Ended December 31, 2014
(in thousands, except share data)

	Common Shares		Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Total
	Issued	Treasury	Stock	Capital	Earnings	Loss	Stock
Balances at January 1, 2014	41,557,238	4,008,963	$4,811	$135,881	$26,429	$(15,612)	$(18,013)	$133,496
Net income	—	—	—	—	11,355	—	—	11,355
Stock-based compensation, stock option exercises and vesting of restricted stock	191,958	—	23	2,442	—	—	—	2,465
Excess tax benefits from stock-based compensation	—	—	—	989	—	—	—	989
Change in pension net actuarial loss, net of tax	—	—	—	—	—	(707)	—	(707)
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(75)	—	(75)
Foreign currency translation adjustment	—	—	—	—	—	(5,059)	—	(5,059)
Balances at December 31, 2014	41,749,196	4,008,963	$4,834	$139,312	$37,784	$(21,453)	$(18,013)	$142,464
Net income	—	—	—	—	3,848	—	—	3,848
Stock-based compensation, stock option exercises and vesting of restricted stock	143,371	—	17	1,303	—	—	—	1,320
Proceeds from disgorgement of former officer short swing profits	—	—	—	18	—	—	—	18
Change in pension net actuarial loss, net of tax	—	—	—	—	—	849	—	849
Unrealized loss on interest rate swap, net of tax	—	—	—	—	—	(785)	—	(785)
Foreign currency translation adjustment	—	—	—	—	—	(2,758)	—	(2,758)
Balances at September 30, 2015	41,892,567	4,008,963	$4,851	$140,633	$41,632	$(24,147)	$(18,013)	$144,956
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$3,848	$6,585
Reconciliation of net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	1,598	854
Depreciation and amortization	8,473	8,145
Provision for doubtful accounts	479	27
Stock-based compensation expense	1,423	1,748
Deferred income taxes	172	955
Other, net	(993)	(674)
Changes in operating assets and liabilities:
Accounts receivable	(5,916)	(2,575)
Inventories	(7,090)	(5,717)
Prepaid expenses and other current assets	2,520	3,150
Accounts payable	(1,761)	(257)
Accrued expenses and other current liabilities	2,786	530
Income taxes payable	(1,949)	(1,541)
Other, net	(18)	(32)
Net cash provided by operating activities - continuing operations	3,572	11,198
Net cash (used in) provided by operating activities - discontinued operations	(28)	4,745
Net cash provided by operating activities	3,544	15,943
Investing activities:
Capital expenditures	(7,857)	(4,985)
Acquisition of businesses	—	(265)
Proceeds from sale of assets	320	17
Other	130	—
Net cash used in investing activities - continuing operations	(7,407)	(5,233)
Net cash provided by (used in) investing activities - discontinued operations	13,839	(187)
Net cash provided by (used in) investing activities	6,432	(5,420)
Financing activities:
Proceeds from issuance of debt	44,600	—
Payments on debt	(39,056)	(916)
Debt issuance costs	(571)	—
Issuance of common stock	65	148
Proceeds from disgorgement of former officer short swing profits	18	—
Other	(334)	(214)
Net cash provided by (used in) financing activities	4,722	(982)
Effect of exchange rate changes on cash	(1,321)	(485)
Increase in cash and cash equivalents	13,377	9,056
Cash and cash equivalents at beginning of period	33,753	33,240
Cash and cash equivalents at end of period	$47,130	$42,296
Supplemental cash flow information:
Cash paid for interest	$958	$1,081
Cash paid for income taxes, net of refunds received	$5,111	$5,012
Non-cash investing and financing activities:
Note receivable obtained from sale of assets	$600	$—
Settlement of business acquisition final working capital receivable	$2,474	$—
Settlement of acquisition-related notes payable	$(856)	$—
The accompanying notes are an integral part of these consolidated financial statements.

FURMANITE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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

In the third quarter of 2015, a subsidiary of the Company sold the Furmanite Technical Solutions (“FTS”) division of the Company’s Engineering & Project Solutions operating segment. As a result, the Company has classified the operating results, assets, liabilities and cash flows attributable to FTS as discontinued operations in its consolidated financial statements in accordance with U.S. GAAP. Prior periods have been reclassified to conform to the current-year presentation. Refer to Note 2 for additional information.

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

Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or nine months ended September 30, 2015 or 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. The provisions of the new guidance were originally to be effective for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The ASU does not provide an option for early adoption, but as set forth in ASU 2015-14, entities are permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2015-02 to have any impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU change the balance sheet presentation requirements for debt issuance costs by requiring them to be presented as a direct reduction to the carrying amount of the related debt liability. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Transitioning to the new guidance requires retrospective application. However, in August 2015 the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), which codifies certain SEC Staff views on the presentation of debt issuance costs associated with line-of-credit arrangements. The SEC Staff has stated that it will not object to the presentation of debt issuance costs associated with line-of-credit arrangements as assets, regardless of whether any borrowings are outstanding. Currently, all of the Company’s debt issuance costs pertain to its line-of-credit arrangement; therefore, the Company intends to continue recording these unamortized costs as assets rather than using the approach set forth in ASU No. 2015-03. Accordingly, the Company does not expect the adoption of ASU No. 2015-03 and ASU No. 2015-15 to have any effect on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in U.S. GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU No. 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The Company does not believe the adoption of ASU No. 2015-11 will have a material impact on its consolidated financial statements.

2. Discontinued Operations

On September 24, 2015, the Company, through its wholly owned subsidiary Furmanite America, Inc. (“Furmanite America”), entered into an asset purchase agreement with Burrow Global, LLC (“Burrow Global”) under which Furmanite America agreed to sell to Burrow Global substantially all of the assets of the Company’s FTS division of its Engineering & Project Solutions operating segment. Additionally, Burrow Global agreed to assume certain liabilities related to FTS. Included in the sale were the FTS operations in the Beaumont, Texas; Baton Rouge, Louisiana; Lake Charles, Louisiana; Deer Park, Texas; and Freeport, Texas offices, which primarily perform in-office and in-plant engineering and non-destructive testing and inspection work for downstream clients in the Gulf Coast region. The Company has retained the process management inspection component of its Engineering & Project Solutions segment. On September 28, 2015, the closing of the transaction took place and the Company received cash proceeds of $13.8 million plus a one-year, 4% promissory note from Burrow Global for $0.6 million. The purchase price is subject to adjustment based on the final calculation of net working capital, which is to be determined within 75 days of closing in accordance with the asset purchase agreement.

In accordance with U.S. GAAP, the Company has classified the operating results, assets, liabilities and cash flows of FTS as discontinued operations in its consolidated financial statements. Prior periods have been reclassified to conform to the current-period presentation. Loss from discontinued operations, net of income tax, included in the consolidated statements of income consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$22,958	$28,969	$75,794	$88,007
Operating costs (exclusive of depreciation and amortization)	(21,848)	(26,134)	(71,114)	(80,657)
Depreciation and amortization expense	(333)	(338)	(988)	(1,000)
Selling, general and administrative expense[1]	(1,510)	(2,669)	(4,841)	(7,670)
Other income (expense), net	4	(3)	4	(9)
Loss from operations	(729)	(175)	(1,145)	(1,329)
Exit costs[2]	(1,172)	—	(1,172)	—
Loss on sale of FTS	(370)	—	(370)	—
Loss from discontinued operations, before income tax	(2,271)	(175)	(2,687)	(1,329)
Income tax benefit	912	65	1,089	475
Loss from discontinued operations, net of income tax	$(1,359)	$(110)	$(1,598)	$(854)
____________________________

1
For the three and nine months ended September 30, 2014, includes approximately $0.3 million and $0.5 million, respectively, of direct costs associated with management transition and integration of the FTS division.

2	For the three and nine months ended September 30, 2015, exit costs consist of the purchase of certain indemnification coverage related to the past operations of the disposed FTS division.

Assets and liabilities of discontinued operations included in the consolidated balance sheets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Assets of discontinued operations
Current assets:
Accounts receivable, trade	$24	$17,104
Inventories, net	—	687
Prepaid expenses and other current assets	2,252	4,872
Deferred tax assets, current	339	1,203
Total current assets of discontinued operations	2,615	23,866
Non-current assets:
Property and equipment, net	—	2,075
Goodwill	—	249
Intangible and other assets, net	10	999
Total non-current assets	10	3,323
Total assets of discontinued operations	$2,625	$27,189

Liabilities of discontinued operations
Current liabilities:
Accounts payable	26	454
Accrued expenses and other current liabilities	3,907	8,941
Total current liabilities	3,933	9,395
Non-current liabilities	—	19
Total liabilities of discontinued operations	$3,933	$9,414

Included in current assets of discontinued operations at September 30, 2015 is a receivable from Burrow Global of $2.3 million related to the estimated net working capital adjustment. The remainder of the assets and liabilities of discontinued operations at

September 30, 2015 consist of miscellaneous residual items, primarily certain liabilities for accrued compensation and accrued expenses that were not assumed by Burrow Global.

As part of the asset purchase agreement to sell FTS, Furmanite America made customary representations and warranties, which generally survive for a period of six months following the closing of the transaction. The asset purchase agreement also contains customary indemnification provisions under which, subject to certain limitations, Furmanite America’s maximum indemnification obligations are limited to $0.8 million for breaches of representations and warranties, non-performance, uncollected net working capital and third party claims. The indemnification obligations expire two years after the closing of the transaction. The Company believes that it is remote that Furmanite America would be required to make any payment under these indemnification provisions.

3. Acquisition

On April 21, 2015, Furmanite America entered into a settlement agreement with ENGlobal Corporation (“ENGlobal”) (the “Agreement”) to resolve the determination of the final working capital adjustment associated with the Company’s August 2013 acquisition of ENGlobal’s Engineering & Construction segment. Additionally, the Agreement resolves certain other claims and disputes of the parties associated with this acquisition as well as a smaller acquisition the Company completed in January 2013. Under the terms of the Agreement, the Company made cash payments to ENGlobal of $3.6 million in April 2015, reflecting the settlement of the $4.4 million remaining principal amount on two acquisition-related notes payable, partially offset by $0.8 million of net credits related to accrued interest and the final settlement of reimbursable items and working capital balances. The Company realized a gain of $0.1 million in connection with the Agreement.

4. Earnings Per Share

Basic earnings (loss) per share (“EPS”) amounts are calculated as income from continuing operations, loss from discontinued operations or net income, as applicable, divided by the weighted-average number of shares of common stock outstanding during the period, including restricted stock. Restricted shares of the Company’s common stock have full voting rights and participate equally with common stock in dividends declared, if any, and undistributed earnings. Any dividends paid on restricted shares are non-forfeitable in the event the award does not vest. As participating securities, the shares of restricted stock are included in the calculation of basic EPS using the two-class method. For the periods presented, the amount of earnings allocated to the participating securities was not material. Diluted earnings per share assumes issuance of the net incremental shares from stock options and restricted stock units when dilutive. The weighted-average common shares outstanding used to calculate diluted earnings per share reflect the dilutive effect of common stock equivalents including options to purchase shares of common stock and restricted stock units, using the treasury stock method.

Basic and diluted weighted-average common shares outstanding and earnings per share from continuing operations include the following (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$1,519	$1,172	$5,446	$7,439

Basic weighted-average common shares outstanding	37,882	37,659	37,823	37,615
Dilutive effect of common stock equivalents	97	246	158	241
Diluted weighted-average common shares outstanding	37,979	37,905	37,981	37,856

Earnings per common share from continuing operations:
Basic	$0.04	$0.03	$0.14	$0.20
Diluted	$0.04	$0.03	$0.14	$0.19
Stock options and restricted stock units excluded from diluted weighted-average common shares outstanding because their inclusion would have an anti-dilutive effect:	849	395	645	323

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Compensation and benefits	$17,045	$15,171
Estimated potential uninsured liability claims	2,434	1,934
Professional, audit and legal fees	1,909	1,050
Taxes other than income	1,697	1,668
Value added tax payable	1,194	1,668
Customer deposits	739	651
Other employee related expenses	595	630
Derivative instrument	309	—
Leases	202	115
Interest	112	356
Other	1,296	1,425
Total accrued expenses and other current liabilities	$27,532	$24,668

6. Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Borrowings under the revolving credit facility (the “Credit Agreement”)	$68,891	$59,300
Capital leases	—	8
Notes payable	—	4,896
Other debt	91	91
Total long-term debt	68,982	64,295
Less: current portion of long-term debt	(91)	(2,442)
Total long-term debt, non-current	$68,891	$61,853

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

At September 30, 2015 and December 31, 2014, $68.9 million and $59.3 million, respectively, was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.5% at September 30, 2015. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 1.99% plus the margin and Leverage Ratio adjustment, as described above, beginning March 13, 2016 through March 13, 2020 on $40.0 million of the outstanding amount under the Credit Agreement. This interest rate swap replaces the previous swap, which was terminated in March 2015 in conjunction with the Second Amendment to the Credit Agreement. See Note 10 for further information regarding the interest rate swaps. The Credit Agreement contains a commitment fee, which ranges from 0.15% to 0.30% based on the Leverage Ratio (0.20% at September 30, 2015), and is based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $202.2 million as of September 30, 2015). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 3.00 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a Fixed Charge Coverage Ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures minus cash taxes minus Restricted Payments made in cash (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)) / interest expense plus scheduled payments of debt, and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions, however certain restrictions are only applicable in instances where the Leverage Ratio is greater than or equal to 2.00 to 1.00. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2015, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $68.9 million and $7.7 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $73.4 million at September 30, 2015.

Notes Payable and Other Debt

On January 1, 2013, in connection with an asset purchase from ENGlobal, the Company issued a $1.9 million promissory note, which bore interest at 5.0% per annum. On August 30, 2013, in connection with the acquisition of the assets of ENGlobal’s Engineering & Construction segment, the Company issued a $3.0 million promissory note, which bore interest at 4.0% per annum. These notes were originally due in four equal annual installments; however, in accordance with the settlement agreement with ENGlobal discussed in Note 3, the Company settled the remaining principal balance on both notes, which totaled $4.4 million on the date of the settlement in 2015.

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

Net periodic pension cost for the U.K. and Norwegian Plans includes the following components (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$40	$76	$124	$233
Interest cost	828	1,025	2,455	3,082
Expected return on plan assets	(917)	(1,102)	(2,718)	(3,315)
Amortization of net actuarial loss	130	125	386	377
Net curtailment/settlement gain	—	—	(332)	—
Net periodic pension cost (credit)	$81	$124	$(85)	$377

The expected long-term rate of return on invested assets is determined based on the weighted average of expected returns on asset investment categories as follows: 5.0% overall, 6.4% for equities and 2.4% for bonds. The Company expects to contribute $1.7 million to the pension plan for 2015, of which $1.2 million has been contributed through September 30, 2015.

8. Stock-Based Compensation

The Company has equity compensation plans and agreements for officers, directors and key employees which allow for the issuance of stock options, restricted stock, restricted stock units and stock appreciation rights. For the three and nine months ended September 30, 2015, the total compensation cost charged against income and included in selling, general and administrative expenses for stock-based compensation arrangements was $0.2 million and $1.4 million, respectively, and $0.9 million and $1.7 million for the three and nine months ended September 30, 2014, respectively. Compensation cost for the nine months ended September 30, 2015 includes $0.2 million associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors. Included in compensation cost for the three and nine months ended September 30, 2014 is $0.5 million in expense associated with the modification of certain outstanding equity awards pursuant to the provisions of a retirement agreement with a Company executive entered into during the third quarter of 2014.

During the first quarter of 2015, the Company did not grant any shares of restricted stock awards to its outside directors, but 30,000 shares of restricted stock awards granted previously to the outside directors vested. Additionally, the vesting of 32,918 restricted stock units previously granted to employees resulted in the issuance of 24,839 shares of common stock, net of 8,079 shares that were withheld for tax obligations of the grantees, as allowed under the plan. During the second quarter of 2015, the Company granted 70,000 shares of restricted stock awards to its outside directors at a grant date fair value of $8.48 per share and 28,000 shares of restricted stock awards granted previously vested, which were associated with the accelerated vesting of awards in connection with the retirement of one of the Company’s directors. Additionally, the vesting of 38,053 shares of restricted stock units previously granted to employees resulted in the issuance of 29,699 shares of common stock, net of 8,354 shares that were withheld for tax obligations of the grantees, as allowed under the plan. Also, the Company granted options to purchase 17,500 shares to an employee with a grant date fair value of $4.64 per share. During the third quarter of 2015, the Company granted 291,443 restricted stock units to employees at a grant date fair value of $3.94 per share, with vesting contingent upon the outcome of the Company’s total shareholder return over a three-year performance period compared to a group of peer companies. In accordance with U.S. GAAP, the calculated grant date fair value incorporates the expected outcome of this market condition. Also during the third quarter of 2015, the Company granted 64,763 of time-based restricted stock units to employees at a grant date fair value of $6.52 per share, which vest one-third annually over a three-year period.

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

The aggregate fair value of restricted stock and restricted stock units vested during the nine months ended September 30, 2015 and 2014 was $1.0 million and $0.7 million, respectively. No restricted stock or restricted stock units vested during the three months ended September 30, 2015 and 2014.

The Company uses authorized but unissued shares of common stock for stock option exercises and restricted stock issuances pursuant to the Company’s share-based compensation plan and treasury stock for issuances outside of the plan. As of September 30, 2015, the total unrecognized compensation expense related to stock options and restricted stock/unit awards was $1.5 million and $2.5 million, respectively.

9. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss in the equity section of the consolidated balance sheets includes the following (in thousands):

	September 30, 2015	December 31, 2014
Defined benefit pension items	$(21,068)	$(22,180)
Less: deferred tax benefit	4,260	4,523
Net of tax	(16,808)	(17,657)
Interest rate swap	(1,214)	95
Less: deferred tax benefit (liability)	486	(38)
Net of tax	(728)	57
Foreign currency translation adjustment	(6,611)	(3,853)
Total accumulated other comprehensive loss	$(24,147)	$(21,453)

Changes in accumulated other comprehensive loss by component in the consolidated statements of comprehensive income (loss) include the following for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Defined Benefit Pension Items	Interest Rate Swap	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Three Months Ended September 30, 2015
Beginning balance, net	$(17,319)	$(220)	$(4,286)	$(21,825)
Other comprehensive income (loss) before reclassifications[1]	411	(508)	(2,325)	(2,422)
Amounts reclassified from accumulated other comprehensive loss2 3	100	—	—	100
Net other comprehensive income (loss)	511	(508)	(2,325)	(2,322)
Ending balance, net	$(16,808)	$(728)	$(6,611)	$(24,147)

Three Months Ended September 30, 2014
Beginning balance, net	$(17,284)	$17	$2,873	$(14,394)
Other comprehensive income (loss) before reclassifications[1]	895	65	(3,499)	(2,539)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	99	35	—	134
Net other comprehensive income (loss)	994	100	(3,499)	(2,405)
Ending balance, net	$(16,290)	$117	$(626)	$(16,799)

Nine months ended September 30, 2015
Beginning balance, net	$(17,657)	$57	$(3,853)	$(21,453)
Other comprehensive income (loss) before reclassifications[1]	306	(805)	(2,758)	(3,257)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	543	20	—	563
Net other comprehensive income (loss)	849	(785)	(2,758)	(2,694)
Ending balance, net	$(16,808)	$(728)	$(6,611)	$(24,147)

Nine months ended September 30, 2014
Beginning balance, net	$(16,950)	$132	$1,206	$(15,612)
Other comprehensive income (loss) before reclassifications[1]	362	(74)	(1,832)	(1,544)
Amounts reclassified from accumulated other comprehensive loss[2] [3]	298	59	—	357
Net other comprehensive income (loss)	660	(15)	(1,832)	(1,187)
Ending balance, net	$(16,290)	$117	$(626)	$(16,799)
____________________________

1
Net of tax expense for the defined benefit pension plans of $0.1 million for each of the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.1 million for the three and nine months ended September 30, 2014, respectively. Net of tax benefit for the interest rate swap of $0.3 million and $0.5 million for the three and nine months ended September 30, 2015, respectively, and was insignificant for the three and nine months ended September 30, 2014.

2
Net of tax expense for the defined benefit pension plans, which was $0.2 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively, and was insignificant for both the three months ended September 30, 2015 and 2014. Net of tax expense for the interest swap, which was insignificant for each of the three and nine months ended September 30, 2015 and 2014.

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

The following table summarizes the terms of the interest rate swap outstanding at September 30, 2015 (in thousands):

Type	Effective Date	Maturity Date	Fixed Rate	Floating Rate	Notional Amount
Interest rate swap	March 13, 2016	March 13, 2020	1.99%	1 Month LIBOR	$40,000

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in thousands):

		Asset Derivative Instruments		Liability Derivative Instruments
		September 30, 2015		September 30, 2015
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$309
Interest rate swap	Non-current	Intangible and other assets, net	—	Other liabilities	905
Total			$—		$1,214

		Asset Derivative Instruments		Liability Derivative Instruments
		December 31, 2014		December 31, 2014
	Classification	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap	Current	Prepaid expenses and other current assets	$—	Accrued expenses and other current liabilities	$—
Interest rate swap	Non-current	Intangible and other assets, net	95	Other liabilities	—
Total			$95		$—

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

Amounts reported in other comprehensive income (loss) related to derivatives are reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. At September 30, 2015, the Company estimates that approximately $0.3 million will be reclassified from accumulated other comprehensive loss as an increase in interest expense over the next twelve months.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amount of income (loss) recognized in other comprehensive income (loss) for the interest rate swap, net of tax (effective portion)	$(509)	$65	$(806)	$(74)
Amount of loss reclassified from accumulated other comprehensive loss into interest expense for the interest rate swap, net of tax (effective portion)	—	(35)	(20)	(59)
Amount of loss reclassified from accumulated other comprehensive loss into interest income and other income (expense) for the interest rate swap, net of tax (ineffective portion)	—	—	—	—

Derivative financial agreements expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes the credit risk by transacting with major credit-worthy financial institutions.

11. Income Taxes

For the nine months ended September 30, 2015 and 2014, the Company recorded income tax expense of $4.5 million and $5.2 million, respectively, in continuing operations. For the three months ended September 30, 2015 and 2014, the Company recorded income tax expense of $1.4 million and $1.0 million, respectively, in continuing operations. For these periods, income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income from continuing operations before income taxes was 45.2% and 41.1% for the nine months ended September 30, 2015 and 2014, respectively, and 48.3% and 45.7% for the three months ended September 30, 2015 and 2014, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

The income tax benefit attributable to discontinued operations was $1.1 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively, and was $0.9 million and $0.1 million for the three months ended September 30, 2015 and 2014, respectively.

Unrecognized Tax Benefits

A reconciliation of the change in the unrecognized tax benefits for the nine months ended September 30, 2015 is as follows (in thousands):

Balance at December 31, 2014	$779
Additions based on tax positions of current year	358
Balance at September 30, 2015	$1,137

Unrecognized tax benefits at September 30, 2015 and December 31, 2014 of $1.1 million and $0.8 million, respectively, for uncertain tax positions, primarily related to transfer pricing, are included in other liabilities on the consolidated balance sheets and would impact the effective tax rate for certain foreign jurisdictions if recognized.

The Company incurred no significant interest or penalties for the three or nine months ended September 30, 2015 or 2014 related to underpayments of income taxes or uncertain tax positions.

12. Commitments and Contingencies

The operations of the Company are subject to federal, state and local laws and regulations in the U.S. and various foreign jurisdictions relating to protection of the environment. Although the Company believes its operations are currently in compliance with applicable environmental regulations, there can be no assurance that costs and liabilities will not be incurred by the Company. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from operations of the Company, could result in costs and liabilities to the Company. The Company has recorded, in other liabilities, an undiscounted accrual for environmental liabilities related to the remediation of site contamination for properties in the U.S. in the amount of $0.8 million as of both September 30, 2015 and December 31, 2014. While there is a reasonable possibility due to the inherent nature of environmental liabilities that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

Furmanite America was involved in disputes with a customer, INEOS USA LLC (“INEOS”), which claimed that Furmanite America failed to provide it with satisfactory services at the customer’s facilities. On October 26, 2015, the parties entered into a settlement agreement, disposing of all claims under this matter for $2.1 million. As of September 30, 2015, this settlement payment amount to INEOS had been accrued in full in the Company’s consolidated financial statements.

On February 27, 2015, Norfolk County Retirement System (the “Plaintiff”) filed a putative stockholder class and derivative action (the “Action”) in the Court of Chancery of the State of Delaware (the “Delaware Court”) against the then-members of the Company’s Board of Directors (the “Board”) (Sangwoo Ahn, Kathleen Cochran, Kevin Jost, Joseph Milliron and Ralph Patitucci, collectively “the Defendants”), claiming that a certain provision of the Company’s now-expired stockholder rights plan was unenforceable and that the Defendants had breached their fiduciary duties with respect to certain corporate governance matters. Due to certain actions taken by the Company in March 2015, the Plaintiff’s claims became muted. In June 2015, the parties entered into an agreement under which the Company would pay Plaintiff’s counsel $0.3 million in attorneys’ fees and expenses, and the parties requested that the Delaware Court close the Action. On July 6, 2015, the Delaware Court issued an order closing the Action, subject to the Company completing certain actions, which it has done, thereby closing the Action.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $2.4 million and $1.9 million, which include the Furmanite America litigation, were recorded in accrued expenses and other current liabilities as of September 30, 2015 and December 31, 2014, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

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

Included in its Technical Services segment are the specialized technical services the Company provides to a global customer base that includes petroleum refineries, chemical plants, pipelines, offshore drilling and production platforms, steel mills, food and beverage processing facilities, power generation and other flow-process industries. The Engineering & Project Solutions segment provides process management inspection services to contractors and operators participating primarily in the midstream oil and gas market, substantially all of which are in the Americas. A wide range of inspection services are offered, including, mechanical integrity, quality assurance and regulatory compliance services for pipelines and other capital, turnaround, maintenance and mechanical integrity projects. Previously, the Engineering & Project Solutions segment also included the operations of the FTS division, which provided professional engineering, construction management and plant asset management services. As a result of the sale of FTS in September 2015, the operating results of FTS have been reclassified to discontinued operations, as detailed in Note 2. Accordingly, FTS is excluded from the presentation of segment information below. Prior period segment information has been restated to conform to the current-period presentation.

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

The following is a summary of the financial information of the Company’s reportable segments for the three and nine months ended September 30, 2015 and 2014 reconciled to the amounts reported in the consolidated financial statements (in thousands):

	Technical Services	Engineering & Project Solutions	Corporate[3]	Reconciling Items[4]	Total
Three Months Ended September 30, 2015
Revenues from external customers[1]	$81,938	$15,470	$—	$—	$97,408
Intersegment revenues	—	—	—	—	—
Operating income (loss)[2]	$6,517	$963	$(4,344)	$—	$3,136

Three Months Ended September 30, 2014
Revenues from external customers[1]	$85,762	$9,398	$—	$—	$95,160
Intersegment revenues	—	—	—	—	—
Operating income (loss)[2]	$7,832	$307	$(5,688)	$—	$2,451

Nine Months Ended September 30, 2015
Revenues from external customers[1]	$259,317	$37,222	$—	$—	$296,539
Intersegment revenues	—	—	—	—	—
Operating income (loss)[2]	$28,506	$1,899	$(18,200)	$—	$12,205

Nine Months Ended September 30, 2014
Revenues from external customers[1]	$279,801	$27,504	$—	$—	$307,305
Intersegment revenues	—	—	—	—	—
Operating income (loss)[2]	$29,781	$108	$(15,468)	$—	$14,421
____________________________

1
Included in the Technical Services and Engineering & Project Solutions segments are total United States revenues of $66.2 million and $197.2 million for the three and nine months ended September 30, 2015, respectively, and $57.6 million and $189.6 million for the three and nine months ended September 30, 2014, respectively. Additionally, the Company had United States revenues classified within discontinued operations of $23.0 million and $75.8 million for the three and nine months ended September 30, 2015, respectively, and $29.0 million and $88.0 million for the three and nine months ended September 30, 2014, respectively, which is not included in the presentation above. Total foreign revenues for the three and nine months ended September 30, 2015 totaled $31.2 million and $99.3 million, respectively, and $37.5 million and $117.7 million for the three and nine months ended September 30, 2014, respectively. Included in the Technical Services segment above are United Kingdom revenues of $13.9 million and $43.9 million for the three and nine months ended September 30, 2015, respectively, and $16.2 million and $53.1 million for the three and nine months ended September 30, 2014, respectively. Revenues attributable to individual countries are based on the country of domicile of the legal entity that performs the work.

2
For the three and nine months ended September 30, 2015, Corporate includes nil and approximately $2.2 million, respectively, of incremental, non-routine professional fees and other costs associated with the Company’s 2015 Annual Meeting of Stockholders. Also, for both the three and nine months ended September 30, 2014, Corporate includes approximately$0.9 million in incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive.

3
Corporate represents certain corporate overhead costs, including executive management, strategic planning, treasury, legal, human resources, information technology, accounting and risk management, which are not allocated to reportable segments.

4	Reconciling items, if any, represent eliminations or reversals of transactions between reportable segments.

The following includes total assets based on the Company’s reportable segments reconciled to the amounts reported in the consolidated balance sheets (in thousands):

	September 30, 2015	December 31, 2014
Total assets
Technical Services	237,831	$233,243
Engineering and Project Solutions	16,051	8,207
Corporate[1]	27,937	15,532
Discontinued operations[2]	2,625	27,189
Total assets	$284,444	$284,171
____________________________

1	Corporate represents assets that are not allocated to reportable segments.

2	Refer to Note 2 for additional information.

The following geographical area information includes total long-lived assets (which consist of all non-current assets, other than goodwill, indefinite-lived intangible assets and deferred tax assets) based on physical location (in thousands):

	September 30, 2015	December 31, 2014
Total long-lived assets
United States	$43,033	$46,958
United Kingdom	5,368	5,005
All other	6,389	7,376
Total long-lived assets	$54,790	$59,339

14. Fair Value of Financial Instruments and Concentration of Credit Risk

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

The following table presents the Company’s fair value hierarchy for its financial instruments that required disclosure of their fair values on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
September 30, 2015
Interest rate swap asset	$—	$—	$—	$—
Interest rate swap liability	$1,214	$—	$1,214	$—

December 31, 2014
Interest rate swap asset	$95	$—	$95	$—
Interest rate swap liability	$—	$—	$—	$—

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying amounts due to the relatively short period to maturity of these instruments. The interest rate swap asset is recorded at fair value on a recurring basis based on models using inputs, such as interest rate yield curves, LIBOR swap curves and OIS curves, observable for substantially the full term of the contract. See Note 10 for additional information on the Company’s interest rate swap. The estimated fair value of all debt as of September 30, 2015 and December 31, 2014 approximated the carrying value. These fair values, which are Level 3 measurements, were estimated based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, when quoted market prices were not available. The estimated fair values of the Company’s financial instruments are not necessarily indicative of the amounts that would be realized in a current market exchange.

There were no transfers between levels of the fair value hierarchy during the three or nine months ended September 30, 2015 or 2014.

The Company provides services to a domestic and international client base that includes petroleum refineries, chemical plants, offshore energy production platforms, steel mills, nuclear and conventional power stations, pulp and paper mills, food and beverage processing plants, other flow process facilities. The Company does not believe that it has a significant concentration of credit risk at September 30, 2015, as the Company’s accounts receivable are generated from these business industries with customers located throughout the Americas, EMEA and Asia-Pacific.

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

16. Subsequent Event
On November 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Team, Inc. (“Team”) and Team’s wholly owned subsidiary TFA, Inc. (“Merger Sub”) whereby, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Team. The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of the Company and Team. At the effective time of the Merger, each share of the Company’s common stock will be converted into the right to receive 0.215 shares of common stock of Team. The parties’ obligations to complete the Merger are subject to several customary conditions, including, among others, approval of the Merger by the Company’s stockholders and approval of the issuance of Team common stock in the Merger by Team’s stockholders, the receipt of certain regulatory approvals (including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and other customary closing conditions. Additionally, the Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, the Company or Team, as applicable, will be obligated to (depending on the circumstances of termination) pay a termination fee of $10.0 million or reimburse the other party’s reasonable documented merger-related expenses up to $3.0 million.

FURMANITE CORPORATION AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto of Furmanite Corporation included in Item 1 of this Report.

Business Overview

Furmanite Corporation (the “Parent Company”), incorporated in 1953, together with its subsidiaries (collectively the “Company” or “Furmanite”) operates in two segments that are based on its service and product offerings: 1) Technical Services and 2) Engineering & Project Solutions. The Parent Company’s common stock, no par value, trades under the ticker symbol “FRM” on the New York Stock Exchange.

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

Engineering & Project Solutions provides process management inspection services to contractors and operators participating primarily in the midstream oil and gas market, substantially all of which are in the Americas. A wide range of inspection services are offered, including, mechanical integrity, quality assurance and regulatory compliance services for pipelines and other capital, turnaround, maintenance and mechanical integrity projects.

On September 24, 2015, the Company, through its wholly owned subsidiary Furmanite America, Inc. (“Furmanite America”), entered into an asset purchase agreement with Burrow Global, LLC (“Burrow Global”) under which Furmanite America agreed to sell to Burrow Global substantially all of the assets of the Company’s Furmanite Technical Solutions (“FTS”) division of its Engineering & Project Solutions operating segment. Additionally, Burrow Global agreed to assume certain liabilities related to FTS. Included in the sale were the FTS operations in the Beaumont, Texas; Baton Rouge, Louisiana; Lake Charles, Louisiana; Deer Park, Texas; and Freeport, Texas offices, which primarily perform in-office and in-plant engineering and non-destructive testing and inspection work for downstream clients in the Gulf Coast region. The Company has retained the process management inspection component of its Engineering & Project Solutions segment. The Company expects that the sale of FTS will allow the Company to focus on its higher margin specialty services and is intended to further its strategy to drive shareholder value. As a result of the sale, the operating results, assets, liabilities and cash flows attributable to FTS are reported as discontinued operations in the Company’s consolidated financial statements.

On November 1, 2015, the Company entered into an Agreement and Plan of Merger with Team, Inc. Refer to the Other Events section on page 35 for additional information.

Financial Overview

Consolidated revenues from continuing operations decreased $10.8 million, or 3.5%, to $296.5 million for the nine months ended September 30, 2015, but increased $2.2 million, or 2.4%, to $97.4 million for the three months ended September 30, 2015, compared to the prior year periods. Revenues in the Technical Services segment were adversely affected by foreign exchange rate changes, which resulted in unfavorable impacts of $5.2 million and $15.4 million for the three and nine months ended September 30, 2015, respectively, compared to the prior year periods due to strengthening of the U.S. Dollar against most of the functional currencies in the countries in which the Company operates. Excluding the foreign currency impacts for the nine months ended September 30, 2015, decreases in revenues in the EMEA region of the Technical Services segment and, to a lesser extent, the Americas were partially offset by higher revenues in Asia-Pacific. For the three months ended September 30, 2015, excluding the foreign currency impact, revenue increases in the Americas and Asia-Pacific, were partially offset by lower revenues in EMEA. Revenues in the Engineering & Project Solutions operating segment increased during both the three and nine months ended September 30, 2015, compared to the same periods in 2014, reflecting substantial volume increases in process management inspection services.

Operating results for the nine months ended September 30, 2015 were unfavorably impacted by the aforementioned foreign exchange rate changes and the lower activity within the EMEA region as well as increased Corporate-related professional fees and other costs associated with the Company’s 2015 Annual Meeting of Stockholders. These factors were partially offset by improved performance in the Engineering & Project Solutions segment for the nine months ended September 30, 2015. The net effect of these factors resulted in operating income of $12.2 million for the nine months ended September 30, 2015, compared to operating income of $14.4 million for the nine months ended September 30, 2014. Operating income for the three months ended September 30, 2015 was $3.1 million, compared to $2.5 million for the same period in 2014. The improvement for the quarter reflects lower corporate-related expenses and higher operating income in the Engineering & Project solutions segment, partially offset by the effect of lower operating results in the Technical Services segment.

Income from continuing operations for the nine months ended September 30, 2015 was $5.4 million, or $0.14 per diluted share, compared to $7.4 million, or $0.19 per share, for the nine months ended September 30, 2014, while income from continuing operations for the three months ended September 30, 2015 was $1.5 million, or $0.04 per share, compared to $1.2 million, or $0.03 per share, for the three months ended September 30, 2014.

Loss from discontinued operations, net of income tax, reflects the operating results and disposal of the Company’s FTS division. The loss from discontinued operations for the nine months ended September 30, 2015 was $1.6 million, or $0.04 per diluted share, compared to $0.9 million, or $0.02 per share, for nine months ended September 30, 2014. The loss from discontinued operations for the three months ended September 30, 2015 was $1.4 million, or $0.04 per diluted share, compared to $0.1 million, or less than $0.01 per share, for the three months ended September 30, 2014. The increased loss from discontinued operations is primarily due to exit costs and the loss on disposal of FTS in 2015 combined with year-over-year differences in operating losses attributable to FTS.

The combined effect of income from continuing operations and the loss from discontinued operations resulted in net income of $3.8 million, or $0.10 per diluted share, for the nine months ended September 30, 2015, compared to $6.6 million, or $0.17 per share, for the same period in 2014. For the three months ended September 30, 2015, net income was $0.2 million, or less than $0.01 per share, compared to $1.1 million, or $0.03 per share for the same period in 2014.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues	$97,408	$95,160	$296,539	$307,305
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)	71,774	68,122	212,119	217,473
Depreciation and amortization expense	2,877	2,830	8,473	8,145
Selling, general and administrative expense	19,621	21,757	63,742	67,266
Total costs and expenses	94,272	92,709	284,334	292,884
Operating income	3,136	2,451	12,205	14,421
Interest income and other income (expense), net	146	174	(932)	(429)
Interest expense	(345)	(467)	(1,333)	(1,356)
Income from continuing operations before income taxes	2,937	2,158	9,940	12,636
Income tax expense	(1,418)	(986)	(4,494)	(5,197)
Income from continuing operations	1,519	1,172	5,446	7,439
Loss from discontinued operations, net of income tax	(1,359)	(110)	(1,598)	(854)
Net income	$160	$1,062	$3,848	$6,585

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.03	$0.14	$0.20
Discontinued operations	(0.04)	—	(0.04)	(0.02)
Net income	$—	$0.03	$0.10	$0.18
Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.03	$0.14	$0.19
Discontinued operations	(0.04)	—	(0.04)	(0.02)
Net income	$—	$0.03	$0.10	$0.17

Additional Revenue Information[1]:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Technical Services:
On-line services	$36,571	$33,325	$104,601	$104,940
Off-line services	34,216	38,063	119,529	136,098
Other services	11,151	14,374	35,187	38,763
Total Technical Services	81,938	85,762	259,317	279,801
Engineering & Project Solutions	15,470	9,398	37,222	27,504
Total revenues	$97,408	$95,160	$296,539	$307,305

Additional Operating Income Information[1]:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Technical Services:
Americas	$3,457	$3,694	$18,002	$15,190
EMEA	1,938	2,369	6,403	10,019
Asia-Pacific	1,122	1,769	4,101	4,572
Total Technical Services	6,517	7,832	28,506	29,781
Engineering & Project Solutions	963	307	1,899	108
Corporate[2]	(4,344)	(5,688)	(18,200)	(15,468)
Total operating income	$3,136	$2,451	$12,205	$14,421
____________________________

1	Excludes discontinued operations.

2
Includes nil and approximately $2.2 million of incremental professional fees and other costs associated with the Company’s 2015 Annual Meeting of Stockholders for the three and nine months ended September 30, 2015, respectively. Also, for both the three and nine months ended September 30, 2014, Corporate includes approximately $0.9 million in incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive.

Business Segment and Geographical Information1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues:
Technical Services
Americas	$51,248	$49,619	$162,458	$165,792
EMEA	20,393	24,258	65,665	81,701
Asia-Pacific	10,297	11,885	31,194	32,308
Total Technical Services	81,938	85,762	259,317	279,801
Engineering & Project Solutions[2]	15,470	9,398	37,222	27,504
Total revenues	97,408	95,160	296,539	307,305
Costs and expenses:
Operating costs (exclusive of depreciation and amortization)
Technical Services
Americas	35,973	34,250	110,405	112,342
EMEA	14,396	17,048	46,086	56,566
Asia-Pacific	7,405	8,119	21,756	22,425
Total Technical Services	57,774	59,417	178,247	191,333
Technical Services operating costs as percentage of its revenue	70.5%	69.3%	68.7%	68.4%
Engineering & Project Solutions[2]	14,000	8,705	33,872	26,140
Engineering & Project Solutions operating costs as percentage of its revenue	90.5%	92.6%	91.0%	95.0%
Total operating costs (exclusive of depreciation and amortization)	71,774	68,122	212,119	217,473
Operating costs as a percentage of revenue	73.7%	71.6%	71.5%	70.8%
Depreciation and amortization expense
Technical Services
Americas	1,998	1,760	5,857	5,067
EMEA	313	451	904	1,331
Asia-Pacific	267	291	816	827
Total Technical Services	2,578	2,502	7,577	7,225
Engineering & Project Solutions[2]	152	151	455	453
Corporate	147	177	441	467
Total depreciation and amortization expense	2,877	2,830	8,473	8,145
Depreciation and amortization expense as a percentage of revenue	3.0%	3.0%	2.9%	2.7%
Selling, general and administrative expense
Technical Services
Americas	9,820	9,915	28,194	33,193
EMEA	3,746	4,390	12,272	13,785
Asia-Pacific	1,503	1,706	4,521	4,484
Total Technical Services	15,069	16,011	44,987	51,462
Engineering & Project Solutions[2]	355	235	996	803
Corporate[3]	4,197	5,511	17,759	15,001
Total selling, general and administrative expense	19,621	21,757	63,742	67,266
Selling, general and administrative expense as a percentage of revenue	20.1%	22.9%	21.5%	21.9%
Total costs and expenses	$94,272	$92,709	$284,334	$292,884
____________________________

1	Excludes discontinued operations.

2	Substantially all of the operations of the Engineering & Project Solutions segment are conducted in the Americas.

3
Includes nil and approximately $2.2 million of incremental professional fees and other costs associated with the Company’s 2015 Annual Meeting of Stockholders for the three and nine months ended September 30, 2015, respectively. Also, for both the three and nine months ended September 30, 2014, Corporate includes approximately $0.9 million in incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive.

Geographical areas, based on physical location, are the Americas, EMEA and Asia-Pacific. The following discussion and analysis, as it relates to segment and geographic information, excludes discontinued operations, intercompany transactions and allocation of headquarter costs.

Revenues

For the nine months ended September 30, 2015, consolidated revenues decreased by $10.8 million, or 3.5%, to $296.5 million, compared to $307.3 million for the nine months ended September 30, 2014. The decrease in revenues resulted from lower revenues in the Technical Services segment, which decreased $20.5 million during the nine months ended September 30, 2015, but was partially offset by higher Engineering & Project Solutions revenues, which increased $9.7 million compared to the same period in 2014. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted revenues by $15.4 million, of which $8.9 million, $6.1 million and $0.4 million were related to unfavorable impacts in EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services decreased by $5.1 million, or 1.8%, for the nine months ended September 30, 2015 compared to the same period in 2014. This $5.1 million decrease in revenues consisted of decreases of $7.1 million and $3.0 million in EMEA and the Americas, respectively, but was partially offset by an increase of $5.0 million in Asia-Pacific. In EMEA, the decrease in revenues was primarily attributable to decreases within on-line services, which decreased in volume by approximately 19%, and was primarily attributable to volume decreases in leak sealing and line isolation services, partially offset by volume increases in line stopping services. The decrease in revenues is a result of several large projects that were completed in the nine months ended September 30, 2014, which did not recur during the nine months ended September 30, 2015. In the Americas, the decrease in revenues consisted of volume decreases in off-line services, largely offset by volume increases in on-line services. The lower revenues from off-line services, which decreased in volume by approximately 17%, were primarily attributable to lower valve repair and on-site machining services. The increase in on-line services, which increased in volume by approximately 17%, was primarily due to higher revenues from non-destructive testing and inspection, hot tapping and line stopping services, partially offset by decreases in leak sealing service work. The higher revenues in Asia-Pacific were primarily attributable to volume increases in off-line services of approximately 23%, compared to the same period in 2014, of which substantially all related to higher on-site machining service revenues. The increase primarily related to certain large projects and increased activity levels with certain larger customers.

Revenues from the Engineering & Project Solutions segment, substantially all of which relate to the Americas, were $37.2 million during the nine months ended September 30, 2015, compared to $27.5 million for the same period in 2014. Essentially all of the increase in revenues is attributable to volume increases in process management inspection service work.

For the three months ended September 30, 2015, consolidated revenues increased by $2.2 million, or 2.4%, to $97.4 million, compared to $95.2 million for the three months ended September 30, 2014. The increase in revenues was primarily attributable to higher revenues in the Engineering & Project Solutions segment, which increased $6.0 million during the three months ended September 30, 2015, but was partially offset by lower revenues within Technical Services, which decreased $3.8 million compared to the same period in 2014. Within Technical Services, changes related to foreign currency exchange rates unfavorably impacted revenues by $5.2 million, of which $2.7 million, $2.4 million and $0.1 million were related to unfavorable impacts in Asia-Pacific, EMEA and the Americas, respectively. Excluding the foreign currency exchange rate impact, revenues within Technical Services increased by $1.4 million, or 1.6%, for the three months ended September 30, 2015 compared to the same period in 2014. This $1.4 million increase in revenues consisted of increases of $1.7 million and $1.1 million in the Americas and Asia-Pacific, respectively, but was partially offset by a decrease of $1.4 million in EMEA. In the Americas, the increase in revenues consisted primarily of volume increases in on-line services partially offset by volume decreases in off-line services and, to a lesser extent, other services. The higher revenues from on-line services, which reflect an increase in volume of approximately 23% compared to same period in 2014, were attributable to higher non-destructive testing and inspection service revenues as well as increases in hot tapping and leak sealing services. The lower revenues from off-line services primarily reflected lower on-site machining and valve repair service revenues, which together represented approximately 85% of the decrease in off-line services. The higher revenues in Asia-Pacific were primarily attributable to volume increases in off-line services, which represented over 70% of the increase in revenues, and primarily reflected higher revenues from on-site machining and valve repair services, largely offset by decreases in bolting service revenues. In EMEA, the decreases in revenues were primarily attributable to certain larger projects during the three months ended September 30, 2014 that did not recur in the current-year period.

Revenues from the Engineering & Project Solutions segment were $15.5 million during the three months ended September 30, 2015, compared to $9.4 million for the same period in 2014. Essentially all of the increase in revenues is attributable to volume increases in process management inspection services.

Operating Costs (exclusive of depreciation and amortization)

For the nine months ended September 30, 2015, operating costs decreased $5.4 million, or 2.5%, to $212.1 million, compared to $217.5 million for the nine months ended September 30, 2014. The decrease was attributable to lower operating costs of $13.1 million for the Technical Services segment, partially offset by higher operating costs of $7.7 million for the Engineering & Project Solutions segment. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $11.0 million, of which $6.4 million, $4.3 million and $0.3 million were related to favorable impacts from EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services decreased $2.1 million, or 1.1%, for the nine months ended September 30, 2015, compared to the same period in 2014. This change consisted of decreases of $4.1 million and $1.6 million for EMEA and the Americas regions, respectively, partially offset by increases of $3.6 million in Asia-Pacific. In EMEA, the decrease in operating costs was primarily related to lower labor costs consistent with the lower revenues. The decrease in operating costs in the Americas was consistent with the lower revenues and was primarily attributable to lower equipment and material costs, partially offset by higher labor costs, reflecting a change in the mix of service work between periods. The increase in operating costs in Asia-Pacific was primarily attributable to higher labor costs, consistent with the higher revenues. The increase in operating costs for Engineering & Project Solutions for the nine months ended September 30, 2015 also reflects increases in labor and related costs associated with the higher activity levels.

For the three months ended September 30, 2015, operating costs increased $3.7 million, or 5.4%, to $71.8 million, compared to $68.1 million for the three months ended September 30, 2014. The increase was attributable to higher operating costs of $5.3 million for the Engineering & Project Solutions segment, but was partially offset by lower Technical Services operating costs, which decreased $1.6 million. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $3.7 million, of which $1.9 million, $1.7 million and $0.1 million were related to favorable impacts from Asia-Pacific, EMEA and the Americas, respectively. Excluding the foreign currency exchange rate impact, operating costs within Technical Services increased $2.1 million, or 3.6%, for the three months ended September 30, 2015, compared to the same period in 2014. This change consisted of increases of $1.8 million and $1.2 million in the Americas and Asia-Pacific, respectively, partially offset by a decrease of $0.9 million in EMEA. The increase in operating costs in the Americas was consistent with the higher revenues and was primarily attributable to higher labor and travel costs, partially offset by lower material and equipment-related costs, reflecting a change in the mix of service work. The increase in operating costs in Asia-Pacific was primarily attributable to higher labor costs, consistent with the higher revenues. In EMEA, approximately 88% of the decrease in operating costs was related to lower labor costs with the remainder primarily attributable to lower material costs, consistent with the lower revenues. The increase in operating costs for Engineering & Project Solutions for the three months ended September 30, 2015 primarily reflects increases in labor and related costs associated with the higher activity levels.

For the Technical Services segment, operating costs as a percentage of revenue increased to 70.5% and 68.7% from 69.3% and 68.4% for the three and nine months ended September 30, 2015 and 2014, respectively. For the three and nine months ended September 30, 2015, the percentage of operating costs to revenues for this segment was slightly higher compared to the prior-year periods, reflecting somewhat lower margins due to changes in the mix of service work across all regions. For the Engineering & Project Solutions segment, operating costs as a percentage of revenues decreased to 90.5% and 91.0% from 92.6% and 95.0% for the three and nine months ended September 30, 2015 and 2014, respectively. The decreases primarily relate to the higher revenues, driving improved labor utilization. In comparison to the Company’s Technical Services segment, the Engineering & Project Solutions segment results in higher operating costs as a percentage of revenues due to the types of services provided in each segment and the typical gross margins associated with those services. As a result, overall operating costs as a percentage of revenue increased to 73.7% and 71.5% from 71.6% and 70.8% for the three and nine months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization

For the three months ended September 30, 2015, depreciation and amortization expense was largely consistent with the same period in 2014. For the nine months ended September 30, 2015, depreciation and amortization expense increased $0.3 million when compared to the same period in 2014, primarily as a result of an increase in the average balance of depreciable property and equipment associated with capital expenditures of approximately $8.7 million placed in service over the twelve-month period ended September 30, 2015, partially offset by favorable impacts of foreign currency exchange rates. Changes related to foreign currency exchange rates favorably impacted depreciation and amortization expense by $0.1 million and $0.3 million for the three and nine months ended September 30, 2015, respectively.

Selling, General and Administrative
For the nine months ended September 30, 2015, selling, general and administrative expenses decreased $3.5 million, or 5.2%, to $63.7 million, compared to $67.3 million for the nine months ended September 30, 2014. This decrease consisted of $6.5 million related to the Technical Services segment, partially offset by increases of $2.8 million associated with Corporate expenses, which are not allocated to the segments, and $0.2 million related to the Engineering & Project Solutions segment. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $2.8 million, of which $1.9 million, $0.8 million and $0.1 million were related to favorable impacts in EMEA, Asia-Pacific and the Americas, respectively. Excluding the foreign currency exchange rate impact, the decrease in selling, general and administrative costs within Technical Services consisted of decreases of $4.9 million in the Americas, partially offset by increases of $0.8 million and $0.4 million in Asia-Pacific and EMEA, respectively. The decrease in selling, general and administrative expense in the Americas was primarily attributable to lower personnel costs and travel expenses, including the movement of certain personnel to Corporate, when compared to the same period in 2014. The increase in selling, general and administrative expense in Asia-Pacific was primarily associated with higher personnel and travel related expenses, while the increase in EMEA was attributable to higher personnel related expenses and certain provisions, partially offset by certain insurance-related benefits. The increase in Corporate was primarily attributable to approximately $2.2 million of non-routine incremental professional fees and other costs incurred related to the Company’s 2015 Annual Meeting of Stockholders as well as higher personnel and related costs, reflecting the movement of certain personnel, previously reflected primarily in the Americas region of the Technical Services segment, to Corporate. Partially offsetting these increases was the year-over-year effect of approximately $0.9 million of incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive incurred during the nine months ended September 30, 2014, for which no similar costs were incurred in current-year period. Selling, general and administrative expenses in the Engineering & Project Solutions segment increased slightly, however are improved as a percentage of revenues due to the increased activity in the segment.

For the three months ended September 30, 2015, selling, general and administrative expenses decreased $2.1 million, or 9.8%, to $19.6 million, compared to $21.8 million for the three months ended September 30, 2014. This decrease consisted of $1.3 million related to Corporate and $0.9 million related to the Technical Services segment, partially offset by increases of $0.1 million related to the Engineering & Project Solutions segment. Within Technical Services, changes related to foreign currency exchange rates favorably impacted costs by $1.0 million, of which $0.6 million and $0.4 million were related to favorable impacts in EMEA and Asia-Pacific, respectively. Excluding the foreign currency exchange rate impact, the increase in selling, general and administrative costs within Technical Services consisted of increases of $0.2 million in Asia-Pacific, partially offset by decreases of $0.1 million in EMEA. The increase in selling, general and administrative expense in Asia-Pacific was primarily associated with higher personnel costs, while the decrease in EMEA reflected certain insurance-related benefits, largely offset by certain provisions and higher personnel costs. The decrease in Corporate primarily reflects the year-over-year effect of approximately $0.9 million of incremental compensation expenses pursuant to the provisions of a retirement agreement with a Company executive incurred during the three months ended September 30, 2014, for which no similar costs were incurred in current-year period, and, to a lesser extent, lower professional fees.
Selling, general and administrative costs as a percentage of revenue for the nine months ended September 30, 2015 decreased to 21.5% from 21.9% for the same period in 2014, primarily reflecting positive impacts of cost containment measures and efficiency improvements overshadowing the effect of the lower overall revenues. Selling, general and administrative costs as a percentage of revenue decreased to 20.1% from 22.9% for the three months ended September 30, 2015 compared to the same period in 2014. The decrease for the three months ended September 30, 2015 was principally a result of the lower Corporate costs combined with the higher revenues.

Other Income

Interest Income and Other Income (Expense), Net

For the nine months ended September 30, 2015, interest income and other income (expense) changed unfavorably by $0.5 million, when compared to the same period in 2014 primarily due to increased foreign currency exchange losses, primarily as a result of an overall weakening of foreign currencies relative to the U.S. dollar. For the three months ended September 30, 2015 interest income and other income (expense) was consistent with the same period in 2014.

Interest Expense

For the nine months ended September 30, 2015, consolidated interest expense was comparable to the same period in 2014 as the write off of debt issuance costs in conjunction with an amendment to the Company’s credit facility during the first quarter of 2015 and the effect of additional borrowings on the Company’s credit facility was essentially offset by the benefit of lower average balances on acquisition-related notes payable and lower interest rates. For the three months ended September 30, 2015, consolidated interest expense decreased by $0.1 million compared to the same period in 2014 primarily due to a decrease to the interest rate on borrowings outstanding and lower average balances on acquisition-related notes payable, partially offset by the effect of additional borrowings on the Company’s credit facility.

Income Taxes

For the nine months ended September 30, 2015 and 2014, the Company recorded income tax expense of $4.5 million and $5.2 million, respectively, in continuing operations. For the three months ended September 30, 2015 and 2014, the Company recorded tax expense of $1.4 million and $1.0 million, respectively, in continuing operations. For these periods, the income tax expense reflects the Company’s estimated annual effective income tax rate considering the statutory rates in the countries in which the Company operates, adjusted for excludable items, and the effects of valuation allowance changes for certain foreign entities.

Income tax expense as a percentage of income from continuing operations before income taxes was 45.2% and 41.1% for the nine months ended September 30, 2015 and 2014, respectively and 48.3% and 45.7% for the three months ended September 30, 2015 and 2014, respectively. The difference in income tax rates between periods is primarily attributable to changes in the mix of income (loss) before income taxes between countries whose income taxes are offset by a full valuation allowance and those that are not, and differing statutory tax rates in the countries in which the Company incurs tax liabilities.

Discontinued Operations

The loss from discontinued operations, net of income tax, was $1.6 million for the nine months ended September 30, 2015 compared to $0.9 million for the nine months ended September 30, 2014. The increased loss from discontinued operations, quantified on a pre-tax basis, primarily reflects $1.2 million of exit costs and the loss on the sale of FTS of $0.4 million incurred during the nine months ended September 30, 2015, partially offset by a slight decrease in the loss from the operations of FTS compared to the same period in 2014. The income tax benefit attributable to discontinued operations increased to $1.1 million for the nine months ended September 30, 2015, from $0.5 million for the same period in 2014, primarily due to the higher pre-tax loss from discontinued operations.

The loss from discontinued operations, net of income tax, was $1.4 million for the three months ended September 30, 2015 compared to $0.1 million for the three months ended September 30, 2014. The increased loss from discontinued operations, quantified on a pre-tax basis, primarily reflects $1.2 million of exit costs and the loss on the sale of FTS of $0.4 million incurred during the three months ended September 30, 2015 as well as $0.6 million in higher losses from the operations of FTS. The income tax benefit attributable to discontinued operations increased to $0.9 million for the three months ended September 30, 2015, from $0.1 million for the same period in 2014, primarily due to the higher pre-tax loss from discontinued operations.

Liquidity and Capital Resources

The Company’s liquidity and capital resources requirements include the funding of working capital needs and capital investments, as well as the financing of internal growth.

Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2015 decreased to $3.6 million from $11.2 million for the nine months ended September 30, 2014. The decrease resulted primarily from changes in working capital requirements, primarily associated with accounts receivable, inventories, accounts payable and accrued expenses and other current liabilities, which decreased cash flows by approximately $11.4 million and $6.4 million for the nine months ended September 30, 2015 and 2014, respectively, and to a lesser extent, the lower income from continuing operations. For discontinued operations, net cash used in operating activities was $28 thousand for the nine months ended September 30, 2015, compared with net cash provided by operating activities of $4.7 million for the same period in 2014. The variation is largely due to changes in working capital requirements, primarily reflecting changes in accounts receivable attributable to the FTS division.

Net cash used in investing activities of continuing operations increased to $7.4 million for the nine months ended September 30, 2015 from $5.2 million for the nine months ended September 30, 2014 primarily due to an increase in capital expenditures during the nine months ended September 30, 2015, which was due primarily to the timing of expenditure payments. For discontinued operations, net cash provided by investing activities was $13.8 million for the nine months ended September 30, 2015, reflecting the proceeds received from the sale of Company’s FTS division in September 2015, while net cash used in investing activities was $0.2 million for the nine months ended September 30, 2014, reflecting capital expenditures attributable to the FTS division.

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

Net cash provided by financing activities was $4.7 million for the nine months ended September 30, 2015 compared to net cash used in financing activities of $1.0 million for the nine months ended September 30, 2014. The variation primarily reflects additional net borrowings under the Company’s revolving credit facility of $9.6 million, partially offset by increased principal payments on notes payable, which were attributable to the April 2015 settlement agreement with ENGlobal, as discussed below. Financing activities during the nine months ended September 30, 2015 included $4.0 million of principal payments on acquisition-related notes payable, compared with $0.9 million in the same period in 2014.

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

At September 30, 2015 and December 31, 2014, $68.9 million and $59.3 million, respectively, was outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at variable rates (based on the prime rate, federal funds rate or Eurocurrency rate, at the option of the borrower, including a margin above such rates, and subject to an adjustment based on a calculated Funded Debt to Adjusted EBITDA ratio (the “Leverage Ratio” as defined in the Credit Agreement)), which was 1.5% at September 30, 2015. Adjusted EBITDA is net income (loss) plus interest, income taxes, depreciation and amortization, and other non-cash expenses minus income tax credits and non-cash items increasing net income (loss) as defined in the Credit Agreement. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of changes in the variable interest rate. The effect of the swap is to fix the interest rate at 1.99% plus the margin and Leverage Ratio adjustment, as described above, beginning March 13, 2016 through March 13, 2020 on $40.0 million of the outstanding amount under the Credit Agreement. This interest rate swap replaces the previous swap, which was terminated in March 2015 in conjunction with the Second Amendment to the Credit Agreement. See Note 10 to the Company’s consolidated financial statements for further information regarding the interest rate swaps. The Credit Agreement contains a commitment fee, which ranges from 0.15% to 0.30% based on the Leverage Ratio (0.20% at September 30, 2015), and is based on the unused portion of the amount available under the Credit Agreement. All obligations under the Credit Agreement are guaranteed by FWI and certain of its subsidiaries under a guaranty and collateral agreement, and are secured by a first priority lien on FWI and certain of its subsidiaries’ assets (which approximated $202.2 million as of September 30, 2015). The Parent Company has granted a security interest in its stock of FWI as collateral security for the lenders under the Credit Agreement, but is not a party to the Credit Agreement.

The Credit Agreement includes financial covenants, which require that the Company maintain: (i) a Leverage Ratio of no more than 3.00 to 1.00 as of the last day of each fiscal quarter, measured on a trailing four-quarters basis, (ii) a Fixed Charge Coverage

Ratio of at least 1.25 to 1.00, defined as Adjusted EBITDA minus capital expenditures minus cash taxes minus Restricted Payments made in cash (i.e., all dividends, distributions and other payments in respect of capital stock, sinking funds or similar deposits on account thereof or other returns of capital, redemption or repurchases of equity interests, and any payments to the Parent Company or its subsidiaries (other than FWI and its subsidiaries)) / interest expense plus scheduled payments of debt, and (iii) a minimum asset coverage of at least 1.50 to 1.00, defined as cash plus net accounts receivable plus net inventory plus net property, plant and equipment of FWI and its material subsidiaries that are subject to a first priority perfected lien in favor of the Administrative Agent and the Lenders / Funded Debt. FWI is also subject to certain other compliance provisions including, but not limited to, restrictions on indebtedness, guarantees, dividends and other contingent obligations and transactions, however certain restrictions are only applicable in instances where the Leverage Ratio is greater than 2.00 to 1.00. Events of default under the Credit Agreement include customary events, such as change of control, breach of covenants or breach of representations and warranties. At September 30, 2015, FWI was in compliance with all covenants under the Credit Agreement.

Considering the outstanding borrowings of $68.9 million and $7.7 million related to outstanding letters of credit, the unused borrowing capacity under the Credit Agreement was $73.4 million at September 30, 2015.

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

Other Events

Proposed Merger with Team, Inc.
On November 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Team, Inc. (“Team”) and Team’s wholly owned subsidiary TFA, Inc. (“Merger Sub”) whereby, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Team. The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of the Company and Team. At the effective time of the Merger, each share of the Company’s common stock will be converted into the right to receive 0.215 shares of common stock of Team. The parties’ obligations to complete the Merger are subject to several customary conditions, including, among others, approval of the Merger by the Company’s stockholders and approval of the issuance of Team common stock in the Merger by Team’s stockholders, the receipt of certain regulatory approvals (including the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) and other customary closing conditions. Additionally, the Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, the Company or Team, as applicable, will be obligated to (depending on the circumstances of termination) pay a termination fee of $10.0 million or reimburse the other party’s reasonable documented merger-related expenses up to $3.0 million.
Refer to Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q for important additional information regarding the risks and uncertainties related to this matter.

2015 Annual Meeting of Stockholders

On May 6, 2015, the Company entered into a settlement agreement (the “Settlement Agreement”) with Mustang Capital Management, LLC (“Mustang Capital”) with respect to the Company’s 2015 Annual Meeting of Stockholders (the “Annual Meeting”). In conjunction with the Settlement Agreement, the Company expanded the size of the Board from five to seven and added three new independent directors to the Board to fill the vacancies for the two added seats and for the retirement of an incumbent director. These new directors, along with the four incumbent members of the Board, were all elected at the Furmanite 2015 Annual Meeting of Stockholders on June 30, 2015. The Settlement Agreement contains various other terms and provisions, including the mutual release of certain claims, the grant of restricted stock awards to both the new and incumbent directors and Company reimbursement of Mustang Capital’s expenses related to the Annual Meeting, not to exceed $575,000, which was the amount of the reimbursement paid to Mustang during the second quarter of 2015.

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

Critical accounting policies are those that are most important to the portrayal of the Company’s financial position and results of operations. These policies require management’s most difficult, subjective or complex judgments, often employing the use of estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies and estimates, for which no significant changes have occurred in the nine months ended September 30, 2015, include revenue recognition, allowance for doubtful accounts, goodwill and intangible assets, income taxes and defined benefit pension plans. Critical accounting policies are discussed regularly, at least quarterly, with the Audit Committee of the Company’s Board of Directors.

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

Substantially all projects are short term in nature and are generally billed on a time and materials basis when the work is completed. Revenue is typically recognized when services are rendered or when product is shipped to the job site and risk of ownership passes to the customer. Infrequently, the Company enters into contracts that are longer in duration that represent multiple element arrangements, which include a combination of services and products. For these contracts, revenues are allocated to the separate deliverables on the basis of stand-alone selling prices and recognized when the services have been rendered or the products delivered to the customer. The Company provides limited warranties to customers, depending upon the service performed. Warranty claim costs were not material during either of the three or nine months ended September 30, 2015 or 2014.

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

As of December 31, 2014, the Company’s fair value substantially exceeded its carrying value in each of its two reporting units, therefore no impairment was indicated. Additionally, no changes in circumstances have occurred in the nine months ended September 30, 2015 that would warrant an additional impairment test in the current period. At each of September 30, 2015 and December 31, 2014, goodwill of continuing operations totaled $15.6 million, all of which is associated with the Technical Services operating segment.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides for a single five-step model to be applied in determining the amount and timing of the recognition of revenue related to contracts with customers. The new guidance also requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the guidance. The provisions of the new guidance were originally to be effective for annual reporting periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date by one year to be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The ASU does not provide an option for early adoption, but as set forth in ASU 2015-14, entities are permitted to early adopt the new guidance using the original effective date in ASU No. 2014-09. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Companies have an option of using either a full retrospective or modified retrospective adoption approach. The updated guidance is effective for annual reporting periods beginning after December 15, 2015, including interim periods within those annual periods. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2015-02 to have any impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in the ASU change the balance sheet presentation requirements for debt issuance costs by requiring them to be presented as a direct reduction to the carrying amount of the related debt liability. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. Transitioning to the new guidance requires retrospective application. However, in August 2015 the FASB issued ASU No. 2015-15, Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting), which codifies certain SEC Staff views on the presentation of debt issuance costs associated with line-of-credit arrangements. The SEC Staff has stated that it will not object to the presentation of debt issuance costs associated with line-of-credit arrangements as assets, regardless of whether any borrowings are outstanding. Currently, all of the Company’s debt issuance costs pertain to its line-of-credit arrangement; therefore, the Company intends to continue recording these unamortized costs as assets rather than using the approach set forth in ASU No. 2015-03. Accordingly, the Company does not expect the adoption of ASU No. 2015-03 and ASU No. 2015-15 to have any effect on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. The amendments in the ASU require entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost and net realizable value to more closely align the measurement of inventory in U.S. GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU No. 2015-11 is effective on a prospective basis for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with earlier application permitted. The Company does not believe the adoption of ASU No. 2015-11 will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

The Company was not a party to any off-balance sheet arrangements at September 30, 2015 or December 31, 2014, or for the three and nine months ended September 30, 2015 or 2014.

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

The Company centrally manages its debt, considering investment opportunities and risks, tax consequences and overall financing strategies. Based on the amount of variable rate debt, $68.9 million at September 30, 2015, an increase in interest rates by one hundred basis points would increase annual interest expense by approximately $0.7 million. On March 16, 2015, the Company entered into a forward-dated interest rate swap to mitigate the risk of change in the variable interest rate on $40.0 million of the outstanding debt beginning March 13, 2016 through March 13, 2020, replacing the previous interest rate swap, which was terminated on March 13, 2015 in conjunction with the Second Amendment to the Credit Agreement. For more information on these swaps, see Note 10 to the Company’s consolidated financial statements.

A significant portion of the Company’s business is exposed to fluctuations in the value of the U.S. dollar as compared to foreign currencies as a result of the foreign operations of the Company in Australia, Bahrain, Belgium, Canada, China, Denmark, France, Germany, Malaysia, The Netherlands, New Zealand, Nigeria, Norway, Singapore, Sweden and the United Kingdom. Foreign currency exchange rate changes, primarily the Australian dollar, British Pound, the Euro and Norwegian krone relative to the U.S. dollar resulted in an unfavorable impact on the Company’s U.S. dollar reported revenues for the three and nine months ended September 30, 2015 when compared to the three and nine months ended September 30, 2014. The revenue impact was somewhat mitigated by similar exchange effects on operating costs, thereby reducing the exchange rate effect on operating income. The Company does not currently use foreign currency rate hedges.

Based on the nine months ended September 30, 2015, foreign currency-based revenues and operating income of $99.3 million and $10.1 million, respectively, a ten percent depreciation in all applicable foreign currencies would result in a decrease in revenues of $9.0 million and a reduction in operating income of $0.9 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated, as required by Rules 13a-15(e) and 15(a)-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2015. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FURMANITE CORPORATION AND SUBSIDIARIES
PART II — Other Information

Item 1.	Legal Proceedings

Furmanite America, Inc., a subsidiary of the Company, was involved in disputes with a customer, INEOS USA LLC (“INEOS”), which claimed that the subsidiary failed to provide it with satisfactory services at the customer’s facilities. On October 26, 2015, the parties entered into a settlement agreement, disposing of all claims under this matter for $2.1 million. As of September 30, 2015, this settlement payment amount to INEOS had been accrued in full in the Company’s consolidated financial statements.

On February 27, 2015, Norfolk County Retirement System (the “Plaintiff”) filed a putative stockholder class and derivative action (the “Action”) in the Court of Chancery of the State of Delaware (the “Delaware Court”) against the then-members of the Company’s Board of Directors (the “Board”) (Sangwoo Ahn, Kathleen Cochran, Kevin Jost, Joseph Milliron and Ralph Patitucci, collectively “the Defendants”), claiming that a certain provision of the Company’s now-expired stockholder rights plan was unenforceable and that the Defendants had breached their fiduciary duties with respect to certain corporate governance matters. Due to certain actions taken by the Company in March 2015, the Plaintiff’s claims became muted. In June 2015, the parties entered into an agreement under which the Company would pay Plaintiff’s counsel $0.3 million in attorneys’ fees and expenses, and the parties requested that the Delaware Court close the Action. On July 6, 2015, the Delaware Court issued an order closing the Action, subject to the Company completing certain actions, which it has done, thereby closing the Action.

While the Company cannot make an assessment of the eventual outcome of all matters or determine the extent, if any, of any potential uninsured liability or damage, accruals of $2.4 million and $1.9 million, which include the Furmanite America, Inc. litigation, were recorded in accrued expenses and other current liabilities as of September 30, 2015 and December 31, 2014, respectively. While there is a reasonable possibility that a loss exceeding amounts already recognized could occur, the Company does not believe such amounts would be material to its financial statements.

The Company has other contingent liabilities resulting from litigation, claims and commitments incident to the ordinary course of business. Management believes, after consulting with counsel, that the ultimate resolution of such contingencies will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Item 1A.	Risk Factors

The following should be read in conjunction with the risk factors included in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Failure to complete or delays in completing the proposed merger with Team, Inc. could have an adverse impact on the Company’s stock price and its business.

On November 1, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Team, Inc. (“Team”) and its wholly owned subsidiary TFA, Inc (“Merger Sub”) whereby, upon the terms and subject to the conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Team. Consummation of the Merger is subject to customary closing conditions, including regulatory approvals (including expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended), and approval by the Company’s stockholders and approval of the issuance of Team common stock in the Merger by Team’s stockholders. There can be no assurance that these conditions will be satisfactorily met or waived, as applicable, that the necessary approvals will be obtained or that the Company and Team will be able to successfully consummate the Merger as provided for under the Merger Agreement, or at all.

The Company faces risks and uncertainties due both to the pendency of the Merger as well as the potential failure to consummate the Merger, including:

•	The Company remains liable for significant transaction costs, including legal, financial advisory, accounting and other costs relating to the Merger even if it is not consummated;

•	The attention of the Company’s management and employees may be diverted from day-to-day operations;

•	The Company may encounter difficulties in attracting and retaining employees, who may be uncertain about their future roles;

•
The pendency of the Merger could have an adverse impact on the Company’s relationships with customers and suppliers. Further, prospective customers or other third parties may delay or decline to do business with the Company as a result of the announcement of the proposed Merger and the related uncertainties;

•
To the extent the trading price of the Company’s common stock reflects a market assumption that the Merger will be completed, the Company’s stock price could be adversely impacted if the Merger does not take place; and

•
If the Merger Agreement is terminated before the Company completes the Merger, under some circumstances, the Company may have to pay a termination fee to Team of $10.0 million or reimburse Team for its merger-related expenses of up to $3.0 million.

There can be no assurance that these risks will not materialize. The occurrence of any of these events individually or in combination could have a material adverse effect on the Company’s results of operations and its stock price.

The Merger Agreement restricts the Company’s ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that prohibit the Company from soliciting alternative acquisition proposals or offers for a competing transaction. Further, in certain circumstances, including if the Merger Agreement is terminated because the Company’s board of directors changes its recommendation in favor of the Merger or because of certain breaches of these non-solicitation provisions, the Company will be required to pay a termination fee to Team of $10.0 million. This obligation may discourage a third party that has an interest in acquiring all or a significant part of the Company’s business from considering or proposing such acquisition.

Item 6.	Exhibits

2.1*	Asset Purchase Agreement Between Furmanite America, Inc. and Burrow Global, LLC, dated as of September 24, 2015.***

2.2
Agreement and Plan of Merger, dated November 1, 2015, by and among Furmanite Corporation, Team, Inc. and TFA, Inc., incorporated by reference herein to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 3, 2015. ***

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

10.1
Stipulation and Order in the Court of Chancery of the State of Delaware regarding Norfolk County Retirement System vs. Sangwoo Ahn & Furmanite Corporation, et al, dated July 6, 2015, incorporated by reference herein to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2015.

10.2* +	Form of Furmanite Corporation Long-Term Incentive Agreement.

10.3* +	Separation Agreement by and between Joseph E. Milliron and Furmanite Corporation, dated November 1, 2015.

10.4*+	Consulting and Release Agreement by and between Joseph E. Milliron and Furmanite Corporation, dated November 1, 2015.

31.1*	Certification of Chief Executive Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 6, 2015.

31.2*	Certification of Chief Financial Officer, Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated as of November 6, 2015.

32.1**	Certification of Chief Executive Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 6, 2015.

32.2**	Certification of Chief Financial Officer, Pursuant to Section 906(a) of the Sarbanes-Oxley Act of 2002, dated as of November 6, 2015.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
____________________________

*	Filed herewith.

**	Furnished herewith.

***
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FURMANITE CORPORATION (Registrant)

/s/ ROBERT S. MUFF
Robert S. Muff
Chief Financial Officer and Chief Administrative Officer
(Principal Financial and Accounting Officer)
Date: November 6, 2015